Form 10-Q
period 1995-03-31
PENNSYLVANIA POWER & LIGHT CO /PA
filed 1995-05-04
CIK 317187

                                United States
                     Securities and Exchange Commission
                            Washington, DC   20549

                                   Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended       March 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from                    to


Commission File Number  1-905



                       PENNSYLVANIA POWER & LIGHT COMPANY
            (Exact name of registrant as specified in its charter)



                  PENNSYLVANIA                        23-0959590
        (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)           Identification No.)


    TWO NORTH NINTH STREET, ALLENTOWN, PENNSYLVANIA       18101-1179
         (Address of principal executive office)          (Zip Code)


Registrant's telephone number, including area code 	610-774-5151


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                   Yes     X              No


Common stock, no par, number of shares outstanding at April 30, 1995
    157,300,382           .

                       PENNSYLVANIA POWER & LIGHT COMPANY




                                     FORM 10-Q
                       FOR THE QUARTER ENDED MARCH 31, 1995





                                       INDEX



PART I.  FINANCIAL INFORMATION

         Item 1.   Financial Statements

                   Consolidated Statement of Income

                   Consolidated Balance Sheet

                   Consolidated Statement of Cash Flows

                   Consolidated Statement of Shareowners'
                     Common Equity

                   Financial Notes

         Item 2.   Management's Discussion and Analysis of
	                     Financial Condition and Results of Operations


PART II. OTHER INFORMATION


         Item 1. Legal Proceedings

         Item 6. Exhibits and Reports on Form 8-K


SIGNATURE












PENNSYLVANIA POWER & LIGHT COMPANY AND SUBSIDIARIES
Part 1. Financial Information
Item 1. Financial Statements
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(Thousands of Dollars)
                                                            Three Months
                                                            Ended March 31,
                                                         1995          1994
Operating Revenues  ................................     $727,485      $769,453

Operating Expenses
   Operation
      Fuel..........................................      113,973       144,785
      Power purchases...............................       73,607        80,405
      Other.........................................      120,220       111,600
   Maintenance......................................       34,885        38,674
   Depreciation.....................................       77,453        72,100
   Amortized depreciation...........................        9,939         6,564
   Income taxes.....................................       82,316        88,795
   Taxes, other than income.........................       53,665        57,224
                                                          566,058       600,147
Operating Income ...................................      161,427       169,306

Other Income and (Deductions)
   Allowance for equity funds used during
      construction..................................        2,272           916
   Income tax credits ..............................          342         1,353
   Other - net......................................          591        (1,324)
                                                            3,205           945
Income Before Interest Charges......................      164,632       170,251

Interest Charges
   Long-term debt...................................       54,780        54,575
   Short-term debt and other........................        3,800         3,424
   Allowance for borrowed funds used during
      construction and interest capitalized.........       (2,210)       (1,414)
                                                           56,370        56,585
Net Income..........................................      108,262       113,666

Dividends on Preferred Stock........................        6,942         7,578
Earnings Applicable to Common Stock.................     $101,320      $106,088

Earnings Per Share of Common Stock (a)..............        $0.65         $0.70
Average Number of Shares Outstanding
 (thousands)........................................      156,163       152,132
Dividends Declared Per Share of Common
 Stock..............................................      $0.4175       $0.4175

(a)  Based on average number of shares outstanding.
See accompanying Financial Notes.
PENNSYLVANIA POWER & LIGHT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(Thousands of Dollars)
                                                           Twelve Months
                                                            Ended March 31,
                                                         1995          1994
Operating Revenues .................................   $2,683,131    $2,769,070

Operating Expenses
   Operation
      Fuel..........................................      428,080       520,384
      Power purchases...............................      280,519       294,293
      Other.........................................      495,949       461,040
   Maintenance......................................      176,351       190,779
   Depreciation.....................................      294,118       274,857
   Amortized depreciation...........................       29,632        17,251
   Income taxes.....................................      211,749       244,466
   Taxes, other than income.........................      197,591       205,361
   Voluntary early retirement program...............       75,859
                                                        2,189,848     2,208,431
Operating Income ...................................      493,283       560,639

Other Income and (Deductions)
   Allowance for equity funds used during
      construction..................................        6,043         6,898
   Income tax credits ..............................       37,638         2,666
   Write down of coal reserves......................      (73,670)
   Other - net......................................        1,694         4,483
                                                          (28,295)       14,047
Income Before Interest Charges......................      464,988       574,686

Interest Charges
   Long-term debt...................................      214,594       220,988
   Short-term debt and other........................       20,643        14,840
   Allowance for borrowed funds used during
      construction and interest capitalized.........       (9,185)       (7,184)
                                                          226,052       228,644
Net Income..........................................      238,936       346,042

Dividends on Preferred and Preference Stock.........       27,769        31,919
Earnings Applicable to Common Stock.................     $211,167      $314,123

Earnings Per Share of Common Stock (a)..............        $1.37         $2.07
Average Number of Shares Outstanding
  (thousands).......................................      154,441       151,961
Dividends Declared Per Share of Common
  Stock.............................................        $1.67        $1.655

(a)  Based on average number of shares outstanding.
See accompanying Financial Notes.

PENNSYLVANIA POWER & LIGHT COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
                                                         March 31,  December 31, March 31,
                                                            1995        1994        1994
                                                        (Unaudited)  (Audited)  (Unaudited)
                         ASSETS
Property, Plant and Equipment
   Electric utility plant in service.................... $9,343,363  $9,306,519  $8,945,385
     Accumulated depreciation........................... (2,946,306) (2,871,129) (2,746,361)
     Deferred depreciation..............................    246,147     256,021     275,591
                                                          6,643,204   6,691,411   6,474,615
   Construction work in progress........................    261,172     211,288     279,749
   Nuclear fuel owned and leased - net
     of amortization....................................    141,566     143,591     171,746
   Other leased property - net of amortization .........     82,353      80,385      75,796
     Electric utility plant - net.......................  7,128,295   7,126,675   7,001,906

   Other property - net of depreciation,
     amortization and depletion.........................     65,994      67,850     146,953
                                                          7,194,289   7,194,525   7,148,859
Investments
   Associated company - at equity.......................     17,082      17,088      17,057
   Nuclear plant decommissioning trust fund ............     92,731      87,490      82,528
   Financial investments................................    122,451     119,632     141,365
   Other - at cost or less..............................      8,577       8,654       7,866
                                                            240,841     232,864     248,816
Current Assets
   Cash and cash equivalents(a).........................      7,998      10,079      27,896
   Marketable securities................................     98,714     100,537      59,986
   Accounts receivable, less reserve
     Customers..........................................    201,295     189,771     234,655
     Interconnection....................................      1,602       1,610         161
     Other..............................................     16,339      12,861      12,691
   Unbilled revenues....................................     70,558      88,668     102,387
   Fuel (coal and oil) - at average cost................    109,769     125,545     101,515
   Materials and supplies - at average cost.............                123,630     125,171
   Prepayments .........................................     75,568      11,015     135,499
   Deferred income taxes................................     29,416      27,572      17,446
   Other................................................     24,717      26,916      23,342
                                                            762,003     718,204     840,749
Deferred Debits
   Utility plant carrying charges - net
     of amortization....................................     22,879      23,142      23,859
   Reacquired debt costs................................    111,660     113,466     114,408
   Assessment for decommissioning uranium
     enrichment facilities..............................     32,835      33,492      33,029
   Retired miners' health care benefits.................     14,065      14,536      23,654
   Taxes recoverable through future rates...............    999,301     986,292   1,156,365
   Postretirement benefits other than pensions..................................     19,843
   Other................................................     48,305      55,160      84,933
                                                          1,229,045   1,226,088   1,456,091
                                                         $9,426,178  $9,371,681  $9,694,515

(a) Cash equivalents are all highly liquid debt instruments purchased with original maturities of three months or less.
See accompanying Financial Notes.

PENNSYLVANIA POWER & LIGHT COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
                                                        March 31,  December 31, March 31,
                                                           1995        1994        1994
                                                       (Unaudited)  (Audited)  (Unaudited)
                      LIABILITIES
Capitalization
   Common equity
     Common stock...................................... $1,459,988  $1,440,527  $1,370,783
     Capital stock expense and other...................     (8,372)    (10,186)     (9,227)
     Earnings reinvested...............................  1,060,117   1,024,127   1,108,123
                                                         2,511,733   2,454,468   2,469,679
   Preferred stock
     With sinking fund requirements....................    295,000     295,000     395,000
     Without sinking fund requirements.................    171,375     171,375     171,375

   Long-term debt......................................  2,941,261   2,940,750   2,739,879
                                                         5,919,369   5,861,593   5,775,933

Current Liabilities
   Commercial paper....................................     27,000      64,000     188,000
   Bank loans..........................................     11,105      10,168      52,956
   Long-term debt due within one year..............................         39          39
   Capital lease obligations due within one year.......     74,608      73,682      78,656
   Accounts payable....................................    111,011     146,073     111,331
   Taxes accrued.......................................    126,570      46,741     137,433
   Interest accrued....................................     66,632      63,958      57,723
   Dividends payable...................................     72,271      71,710      70,986
   Other...............................................     86,958     101,924     103,963
                                                           576,155     578,295     801,087

Deferred Credits and Other Noncurrent Liabilities
   Deferred investment tax credits.....................    227,361     230,064     239,254
   Deferred income taxes...............................  2,052,365   2,046,861   2,264,820
   Capital lease obligations...........................    145,471     151,083     157,578
   Unamortized cost of power plant spare parts.........     19,771      26,406      44,205
   Accrued nuclear plant decommissioning costs.........     94,994      89,713      84,625
   Accrued mine closing costs..........................     56,328      56,427      55,286
   Contract settlement proceeds to be credited
      to customers.....................................     30,087      32,931      40,930
   Accrued pension costs...............................    165,994     163,487      96,176
   Accrued assessment for decommissioning
      uranium enrichment facilities....................     28,895      28,895      31,688
   Accrued retired miners' health care benefits........     30,037      29,568      39,491
   Accrued postretirement benefits other than
     pensions and postemployment benefits..............     25,876      21,784      15,892
   Other...............................................     53,475      54,574      47,550
                                                         2,930,654   2,931,793   3,117,495

Commitments and Contingent Liabilities
  (See Note 6)................................................

                                                        $9,426,178  $9,371,681  $9,694,515

See accompanying Financial Notes.

PENNSYLVANIA POWER & LIGHT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(Thousands of Dollars)
                                                                          Three Months
                                                                          Ended March 31,
                                                                        1995        1994
Cash Flows From Operating Activities
 Net income.........................................................   $108,262    $113,666
 Adjustments to reconcile net income to net cash
  provided by operating activities
    Depreciation....................................................     87,924      79,242
    Amortization of property under capital leases...................     22,919      19,778
    Amortization of contract settlement proceeds and
     deferred cost of power plant spare parts.......................    (10,189)    (10,587)
    Deferred income taxes and investment tax credits................    (13,077)     (4,225)
    Equity component of AFUDC.......................................     (2,272)       (916)
    Change in current assets and current liabilities
          Accounts receivable.......................................    (14,994)    (46,641)
          Unbilled and refundable electric revenues.................     18,272      17,647
          Fuel inventories..........................................     15,776      (5,813)
          Materials and supplies....................................     (2,397)        505
          Prepayments ..............................................    (64,553)   (126,242)
          Accounts payable..........................................    (35,062)    (45,661)
          Accrued interest and taxes................................     82,503      72,062
          Other.....................................................    (12,156)      9,276
    Other operating activities - net................................     16,430     (17,640)
       Net cash provided by operating activities....................    197,386      54,451

Cash Flows From Investing Activities
 Property, plant and equipment expenditures.........................   (102,887)    (97,877)
 Proceeds from sales of nuclear fuel to trust.......................     10,020       1,584
 Purchases of available-for-sale securities.........................    (41,244)    (32,771)
 Sales and maturities of available-for-sale securities..............     43,144       5,565
 Other financial investments........................................      1,386         209
 Other investing activities - net...................................      1,449      17,259
       Net cash used in investing activities........................    (88,132)   (106,031)

Cash Flows From Financing Activities
 Issuance of long-term debt.................................................        603,250
 Issuance of common stock...........................................     19,460
 Issuance of preferred stock....................................................     80,000
 Retirement of long-term debt...................................................   (521,850)
 Retirement of preferred stock..................................................    (20,000)
 Payments on capital lease obligations..............................    (22,919)    (19,778)
 Dividends paid.....................................................    (71,710)    (70,410)
 Net increase (decrease) in short-term debt.........................    (36,063)     38,696
 Costs associated with issuance and retirement of securities........        (64)    (18,664)
 Other financing activities - net...................................        (39)        (39)
       Net cash provided by (used in) financing activities..........   (111,335)     71,205
Net Increase (Decrease) In Cash and Cash Equivalents (a)............     (2,081)     19,625
Cash and Cash Equivalents at Beginning of Period (a)................     10,079       8,271
Cash and Cash Equivalents at End of Period (a)......................     $7,998     $27,896
Supplemental Disclosures of Cash Flow Information
 Cash paid during the period for
  Interest (net of amount capitalized)..............................    $50,920     $45,862
  Income taxes......................................................    $14,224     $16,981

(a) Cash equivalents are all highly liquid debt instruments purchased with original maturities of three months or less.

See accompanying Financial Notes.

PENNSYLVANIA POWER & LIGHT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(Thousands of Dollars)
                                                                         Twelve Months
                                                                          Ended March 31,
                                                                        1995        1994
Cash Flows From Operating Activities
 Net income.........................................................   $238,936    $346,042
 Adjustments to reconcile net income to net cash
  provided by operating activities
    Depreciation....................................................    325,969     294,623
    Amortization of property under capital leases...................     89,412      78,944
    Amortization of contract settlement proceeds and
     deferred cost of power plant spare parts.......................    (37,395)    (39,314)
    Deferred income taxes and investment tax credits................    (79,188)     15,944
    Equity component of AFUDC.......................................     (6,043)     (6,898)
    Voluntary early retirement program..............................     75,859
    Write down of coal reserves.....................................     73,670
    Change in current assets and current liabilities
          Accounts receivable.......................................     28,271       1,580
          Unbilled and refundable electric revenues.................     31,991     (24,264)
          Fuel inventories..........................................     (8,254)     33,247
          Materials and supplies....................................       (856)      4,429
          Prepayments ..............................................     59,931     (68,315)
          Accounts payable..........................................    (14,630)     (8,553)
          Accrued interest and taxes................................     (3,178)       (810)
          Other.....................................................    (15,606)     28,874
    Other operating activities - net................................     95,044       2,605
       Net cash provided by operating activities....................    853,933     658,134

Cash Flows From Investing Activities
 Property, plant and equipment expenditures.........................   (510,039)   (502,222)
 Proceeds from sales of nuclear fuel to trust.......................     44,226      62,548
 Purchases of available-for-sale securities.........................   (212,095)    (32,771)
 Sales and maturities of available-for-sale securities..............    185,781       5,565
 Other financial investments........................................      8,839      (8,912)
 Other investing activities - net...................................      4,221      23,893
       Net cash used in investing activities........................   (479,067)   (451,899)

Cash Flows From Financing Activities
 Issuance of long-term debt.........................................    315,500   1,153,250
 Issuance of common stock...........................................     89,205       6,635
 Issuance of preferred stock....................................................    380,000
 Retirement of long-term debt.......................................   (115,500) (1,025,850)
 Retirement of preferred and preference stock.......................   (100,000)   (342,837)
 Payments on capital lease obligations..............................    (89,412)    (78,944)
 Dividends paid.....................................................   (284,950)   (284,496)
 Net increase (decrease) in short-term debt.........................   (202,851)     61,841
 Costs associated with issuance and retirement of securities........     (6,717)    (55,841)
 Other financing activities - net...................................        (39)        (39)
       Net cash used in financing activities........................   (394,764)   (186,281)
Net Increase (Decrease) In Cash and Cash Equivalents (a)............    (19,898)     19,954
Cash and Cash Equivalents at Beginning of Period (a)................     27,896       7,942
Cash and Cash Equivalents at End of Period (a)......................     $7,998     $27,896
Supplemental Disclosures of Cash Flow Information
 Cash paid during the period for
  Interest (net of amount capitalized)..............................   $205,243    $211,760
  Income taxes......................................................   $261,441    $213,561

(a) Cash equivalents are all highly liquid debt instruments purchased with original maturities of three months or less.

See accompanying Financial Notes.

	 PENNSYLVANIA POWER & LIGHT COMPANY AND SUBSIDIARIES

FINANCIAL NOTES

1.  Interim Financial Statements

	Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange
Commission (SEC).  	These financial statements should be read in conjunction
with the financial statements and notes thereto included in the Company's
Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1994.

	Certain amounts in the March 31, 1994 financial statements have been reclassified to conform to the presentation in the March 31, 1995 statements.

2.  Rate Matters

Base Rate Filing with the PUC

	In December 1994, Pennsylvania Power & Light Company (the Company) filed a request with the Pennsylvania Public Utility Commission (PUC) for a $261 million increase in electric base rates, an 11.7% increase in PUC-jurisdictional rates. This is the first such request by the Company in ten years.

	Several items included in the rate filing relate to the Susquehanna station. The Company currently uses a modified sinking fund method of depreciation for property placed in service at Susquehanna prior to January 1989, which results in substantial increases in annual depreciation expense each year until 1999. At that time, annual depreciation expense is scheduled to decline by about $90 million to the amount that would have been recorded if a straight-line method of depreciation had been in effect since the in-service dates of the units. The Company is seeking to levelize this depreciation expense at an annual amount of about $173 million over the period October 1995 through December 1998, which would eliminate the currently scheduled increases in depreciation during that time period.

	The Company also is seeking recovery, over a ten-year period, of certain deferred operating and capital costs, net of energy savings, incurred from the time the Susquehanna units were placed in service until the effective dates of the rate increases for those units. These costs, which were deferred in accordance with PUC orders, total about $39 million including related deferred income taxes.

	When the PUC decided the Company's last rate case in 1985, it determined that the Company had excess generating capacity and disallowed a return on the common equity investment in Susquehanna Unit 2. The Company's generating reserves have declined over the past ten years and are projected to be below the level considered excess by the PUC in 1985. Accordingly, the rate increase request also reflects a return on the Company's common equity investment in Susquehanna Unit 2.

	Additionally, the Company is requesting an $18 million annual increase in the amount it collects from customers for the estimated cost to decommission the Susquehanna station. This increase reflects a site-specific decommissioning study completed in late 1993 which indicates that the Company's 90% share of the cost to decommission Susquehanna will be about $724 million, an amount substantially greater than the amount currently reflected in rates.

	The Company also is requesting to collect about $43 million annually for the estimated cost of dismantling its fossil-fuel plants at the end of their expected useful lives.

	The rate request also seeks recovery of the full amount of retiree health care costs being recorded in accordance with Statement of Financial Accounting Standards (SFAS) 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," including the amount the Company began to defer as of January 1993 pursuant to a PUC order but subsequently charged to expense due to a decision by the Commonwealth Court of Pennsylvania that reversed the PUC order. The charge to expense in 1994 amounted to $22.9 million, which included $10.8 million applicable to 1993.

	The filing also requests shortening the depreciation lives of certain coal-fired generating stations by up to twelve years and lengthening the depreciation lives of certain transmission, distribution and other property.

	The Company is seeking recovery of the costs related to its voluntary early retirement program over a five-year period. The rate filing reflects an estimate of the savings from the early retirement program. To the extent that the PUC permits recovery of the cost of the program in rates, the Company will record a credit to income to reverse the recoverable portion of the charge recorded in the fourth quarter of 1994 which, after income taxes, reduced net income by $43.4 million or 28 cents per share of Common Stock.

	The Company also has proposed a method of recovering costs currently being billed to other utilities pursuant to contractual arrangements for the sale of capacity and related energy to those utilities. These contracts begin to phase-out in 1996, and the Company has proposed to recover the costs associated with the returning capacity through the Energy Cost Rate (ECR) included in PUC jurisdictional rates. Under the proposal, the ECR would be adjusted automatically each year as capacity is returned pursuant to the contracts. In this way, customer rates, through ECR billings, will reflect both the capital-related and operating costs associated with the returning capacity. PP&L's proposal provides for all the revenues associated with sales of any returning capacity or related energy to be flowed through the ECR for the benefit of customers.

	Various parties have filed complaints against the rate increase, including the Office of Consumer Advocate (OCA), the PUC's Office of Trial Staff (OTS) and a group of industrial customers. In January 1995, the PUC suspended the request pending an investigation and hearings.

	Under Pennsylvania law, in rate proceedings before the PUC, the OCA and the OTS have advocacy roles. Testimony filed by the OCA and OTS carries no more weight than testimony filed by any party in the process.
In this regard, the OCA and OTS have filed written testimony with the Administrative Law Judge (ALJ) assigned by the PUC to hear this case. The OCA's testimony contends that the Company's base rates should be decreased by a total of $73 million, while the OTS claims that the Company should be entitled to an increase of $17.5 million. The Company's rebuttal testimony is expected to be filed with the ALJ in early May.

	A recommended decision from the ALJ is expected at the end of July. A final rate decision by the PUC is not expected until late September 1995.
The Company is unable to predict the outcome of its base rate proceeding before the PUC.

Energy Cost Rate Issues

	In April 1994, the PUC reduced the Company's 1994-95 ECR claim by approximately $15.7 million to reflect costs associated with replacement power during a portion of the period that Unit 1 of the Company's Susquehanna station was out of service for refueling and repairs. As a result of the PUC's action, the Company recorded a charge against income in the first quarter of 1994 for the $15.7 million of unrecovered replacement power costs which reduced earnings by 6 cents per share of common stock.

	The Company filed a complaint with the PUC objecting to the decision to exclude these replacement power costs from the 1994-95 ECR, and subsequently reached a settlement with the complainants and the OTS on this matter.

	The PUC approved the settlement agreement on February 24, 1995. As a result of this PUC action, the Company in the first quarter of 1995 recorded a credit to income of $9.7 million which increased earnings by 4 cents per share of common stock.

	In March 1995, the PUC approved the Company's 1995-96 ECR. That ECR, which is about $2.8 million lower than the previous ECR, reflects the recovery of the $9.7 million adjustment to the previously disallowed replacement power costs.

Refund of State Tax Decrease

	In June 1994, legislation was enacted that decreased the state corporate net income tax rate from 12.25% to 11.99% retroactive to January 1, 1994, with further reductions to 10.99%, 10.75% and 9.99% in 1995, 1996 and 1997, respectively. In accordance with the terms of its tariffs, the Company filed with the PUC a recomputation of its State Tax Adjustment Surcharge (STAS) to reflect the decreases in state income taxes for 1994 and the first quarter of 1995. The STAS began in July 1994 and reduced customer bills through March 1995 by about $2.9 million. A revised STAS for the April 1995 through March 1996 period went into effect in April 1995 and is expected to reduce customer bills through March 1996 by about $9.2 million.



3.  Sales to Other Major Electric Utilities

	The Company provides Atlantic City Electric Company (Atlantic) with 125,000 kilowatts of capacity (summer rating) and related energy from the Company's wholly owned coal-fired stations. The agreement with Atlantic originally provided for sales to continue through September 2000.

	On March 20, 1995, Atlantic notified the Company that it will terminate the agreement on March 20, 1998, pursuant to termination provisions in the agreement. The Company expects to be able to resell the capacity and energy at prices approximately equal to that received from Atlantic. The agreement's termination is not expected to have a material impact on the Company's revenues or net income. In 1994, the Company received about $23.1 million in revenues from this agreement.

	The Company provides Jersey Central Power and Light Company (JCP&L) with 945,000 kilowatts of capacity and related energy from all the Company's generating units. Sales to JCP&L will continue at the 945,000 kilowatt level through 1995, with the amount then declining uniformly each year until the end of the agreement on December 31, 1999. On April 6, 1995, the Company entered into a new agreement with JCP&L whereby the Company will provide JCP&L increasing amounts of installed capacity credits and energy from all of the Company's generating units. Sales to JCP&L under this agreement will begin in June 1997 and will continue through May 2004. Under this agreement, the Company will provide JCP&L 150,000 kilowatts of capacity credits and energy from June 1997 through May 1998, 200,000 kilowatts from June 1998 through May 1999 and 300,000 kilowatts from June 1999 through May 2004. Sales to JCP&L under the initial contract are at a price equal to the Company's cost of providing service, including a return on the Company's investment in generating capacity. Sales under the new agreement will be priced based on a pre-determined demand factor that escalates over time plus an energy component based on the Company's actual energy-related costs. This agreement with JCP&L must be approved by the Federal Energy Regulatory Commission and the New Jersey Board of Public Utilities.

4.  Financing Activity

	The Company did not issue or redeem any first mortgage bonds or Preferred and Preference Stock in the first quarter of 1995.

	In the first quarter of 1995, the Company issued 994,789 shares of common stock ($19.4 million) through the Dividend Reinvestment Plan to shareowners who reinvest their dividends or remit optional cash payments. At March 31, 1995, the Company had 156,476,751 shares of common stock outstanding.

	In April 1995, the Company issued 823,631 shares of common stock ($16.1 million) through the Dividend Reinvestment Plan.

5.  Credit Arrangements

	The Company issues commercial paper and, from time to time, borrows from banks to provide short-term funds required for general corporate purposes. In addition, certain subsidiaries also borrow from banks to obtain short-term funds. Bank borrowings generally bear interest at rates negotiated at the time of the borrowing. The Company's weighted average interest rate on short-term borrowings was 6.2% at March 31, 1995.

	The Company has credit arrangements that produce a total of $295 million of lines of credit to provide back-up with banks for the Company's commercial paper and short-term borrowings of certain subsidiaries. No borrowings were outstanding at March 31, 1995 under these credit arrangements.

	The Company leases its nuclear fuel from a trust funded by sales of commercial paper. The maximum financing capacity of the trust under existing credit arrangements is $200 million.

6.  New Accounting Standard

	In March 1995, the Financial Accounting Standards Board adopted SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires a company to review certain assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an asset is determined to be impaired, an impairment loss is recognized. SFAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995.

	The Company is currently reviewing the provisions of SFAS 121, but does not expect the adoption of SFAS 121 to have a material effect on the Company's net income.

7.  Commitments and Contingent Liabilities

	There have been no material changes related to the Company's commitments and contingent liabilities since the Company filed its 1994 Form 10-K, except for the discussion below regarding the denial of plaintiff's motion for class certification in the Fuel Oil Dealers' Litigation.

	For discussion pertaining to the Company's financing matters, see Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Financial Condition - Financing Programs."

Nuclear Operations

	The Company is a member of certain insurance programs which provide coverage for property damage to members' nuclear generating stations. Facilities at the Susquehanna station are insured against property damage losses up to $3.6 billion under these programs. The Company is also a member of an insurance program which provides insurance coverage for the cost of replacement power during prolonged outages of nuclear units caused by certain specified conditions. Under the property and replacement power insurance programs, the Company could be assessed retrospective premiums in the event of the insurers' adverse loss experience. The maximum amount the Company could be assessed under these programs at March 31, 1995 was about $41.9 million.

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

Fuel Oil Dealers' Litigation

	In August 1991, a group of fuel oil dealers in the Company's service area filed a complaint against the Company in United States District Court for the Eastern District of Pennsylvania (District Court) alleging that certain of the Company's marketing activities had violated and continue to violate the federal antitrust laws. The complaint requested judgment against the Company for a sum in excess of $10 million for the alleged antitrust violations, treble the damages alleged to have been sustained by the plaintiffs. In addition, the complaint requested a permanent injunction against all activities found to be illegal.

	In April 1992, another fuel oil dealer in the Company's service area filed a class action complaint against the Company in the District Court alleging, as did the August 1991 complaint, that certain of the Company's marketing activities had violated and continue to violate the federal antitrust laws. The complaint also alleged that the Company engaged in a civil conspiracy and unfair competition in violation of Pennsylvania law.

	The plaintiff sought to represent as a class all fuel oil dealers in the Company's service area. The complaint requested a permanent injunction against all activities found to be illegal and treble the damages alleged to have been sustained by the class. No specific damage amount was set forth in the complaint. This second antitrust complaint was consolidated with the August 1991 complaint for pre-trial purposes. In April 1995, the District Court denied plaintiff's motion for class certification.

	The Company has been granted summary judgment on many of these claims. Still pending before the District Court are the plaintiffs' claims regarding the Company's alleged agreements with developers that their developments consist of only electrically heated units (all-electric agreements), and the state law claims related to such agreements.

	In addition, in June 1994 plaintiffs filed an amended complaint in District Court alleging that the Company's former residential conversion program -- under which cash grants were offered to contractors and homeowners to convert from fossil fuel heating systems to electric systems
- - - - -- also violated the federal antitrust laws.

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

	The Company's capital costs of compliance with the Phase I requirements under Title IV are included in the table of "Capital Expenditure Requirements" on page 35 of the Company's 1994 Form 10-K. The Company may also incur operating expenses not reflected therein, and may choose to limit the generation of certain units and to bank or trade emission allowances among its generating units or with other utilities, to the extent permitted by the legislation.

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

	The ambient ozone attainment provisions contained in Title I of the legislation require all major stationary sources within the Northeast Ozone Transport Region (which includes all of Pennsylvania) to install reasonably available control technology (RACT) for nitrogen oxides emissions by May 1995. The Company has complied with this requirement. The associated capital costs are included in the table of "Capital Expenditure Requirements" on page 35 of the Company's 1994 Form 10-K.

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

	In addition to the "Capital Expenditure Requirements" shown on page 35 of the Company's 1994 Form 10-K, the Company currently estimates that additional capital expenditures and operating costs for environmental compliance will be incurred beyond 1997. Capital expenditures that may be required and the additional revenue required to recover these costs, based on 1994 revenues, are as follows:

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

	Capital expenditures through 1997, to comply with the residual waste regulations, correct groundwater degradation at fossil-fueled generating stations and address waste water control at Company facilities, are included in the "Capital Expenditure Requirements" on page 35 of the Company's 1994 Form 10-K. The Company currently estimates that about $77 million of additional capital expenditures could be required beyond 1997. Actions taken to correct groundwater degradation, to comply with the DER's regulations and to address waste water control are also expected to result in increased operating costs in amounts which are not now determinable but could be material.

	The Company has signed a Consent Order with the DER to address a number of sites where the Company may be liable for remediation of contamination. This may include potential polychlorinated biphenyl (PCB) contamination at certain of the Company's substations and pole sites; potential contamination at a number of coal gas manufacturing facilities formerly owned and operated by the Company; and oil or other contamination which may exist at some of the Company's former generating facilities. As a current or past owner or operator of these sites, the Company may be liable under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (Superfund), or other laws for the costs associated with addressing any hazardous substances at these sites.

	These sites will be prioritized based upon a number of factors, including any potential human health or environmental risk posed by the site, the public's interest in the site, and the Company's plans for the site. Under the Consent Order, the Company will not be required by DER to spend more than $5 million per year on investigation and remediation at those sites covered by the Consent Order.

	At March 31, 1995, the Company had accrued $11.0 million, representing the amount the Company can reasonably estimate it will have to spend to remediate sites involving the removal of hazardous or toxic substances including those covered by the Consent Order mentioned above. The Company is involved in several other sites where it may be required, along with other parties, to contribute to such remediation. Some of these sites have been listed by the Environmental Protection Agency (EPA) under Superfund, and others may be candidates for listing at a future date. Future cleanup or remediation work at sites currently under review, or at sites currently unknown, may result in material additional operating costs which the Company cannot estimate at this time. In addition, certain federal and state statutes, including Superfund and the Pennsylvania Hazardous Sites Cleanup Act, empower certain governmental agencies, such as the EPA and the DER, to seek compensation from the responsible parties for the lost value of damaged natural resources. The EPA and the DER may file such compensation claims against the parties, including the Company, held responsible for cleanup of such sites. Such natural resource damage claims against the Company could result in material additional liabilities.

	Concerns have been expressed by some members of the scientific community and others regarding the potential health effects of electric and magnetic fields (EMF). These fields are emitted by all devices carrying electricity, including electric transmission and distribution lines and substation equipment. Federal, state and local officials are focusing increased attention on this issue. The Company is actively participating in the current research effort to determine whether or not EMF causes any human health problems and is taking steps to reduce EMF, where practical, in the design of new transmission and distribution facilities. The Company is unable to predict what effect the EMF issue might have on Company operations and facilities and the associated cost.

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

            PENNSYLVANIA POWER & LIGHT COMPANY AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

	This discussion explains material changes in results of operations as reflected on the Consolidated Statement of Income and also focuses on recent trends and events affecting the Company's financial condition. This discussion should be read in conjunction with the section entitled "Review of the Company's Financial Condition and Results of Operations" in the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1994.

                           Results of Operations

	The following explains material changes in principal items on the Consolidated Statement of Income comparing the three months and twelve months ended March 31, 1995 to the comparable periods ended March 31, 1994.

	The Consolidated Statement of Income reflects the results of past operations and is not intended as any representation of the results of future operations. Future results of operations will necessarily be affected by various and diverse factors and developments. Because results for interim periods can be disproportionately influenced by various factors and developments and by seasonal variations, the results of operations for interim periods are not necessarily indicative of results or trends for the year.

Earnings

	Earnings per share of common stock for the first quarter of 1995 were 65 cents, a decrease of 5 cents per share from the 70 cents earned during the first quarter of 1994. Under normal weather conditions, earnings per share for the quarter ended March 31, 1995 would have been 5 cents higher and earnings per share for the comparable period in 1994 would have been 9 cents lower. Excluding weather and one-time adjustments, earnings were 66 and 67 cents per share for the quarters ended March 31, 1995 and 1994, respectively.

	Earnings for the first quarters of 1995 and 1994 were affected by adjustments for replacement power costs. The quarter ended March 31, 1994 was adversely affected by a charge to income of $15.7 million, or 6 cents per share, due to the disallowance by the Pennsylvania Public Utility Commission (PUC) of the recovery of replacement power costs through the Company's 1994-95 Energy Cost Rate (ECR). The quarter ended March 31, 1995 was favorably affected with a credit to income of $9.7 million, or 4 cents per share, as a result of the PUC's approval of a settlement agreement on this issue.

	For the twelve months ended March 31, 1995, earnings per share of common stock were $1.37, a decrease of 70 cents per share from the comparable period in 1994. Under normal weather conditions earnings per share for the twelve month period ended March 31, 1995 would have been 8 cents higher and earnings per share for the comparable period in 1994 would have been 14 cents lower. Excluding weather and one-time adjustments, earnings per share were $1.96 and $2.11 for the twelve months ended March 31, 1995 and 1994, respectively. Of this reduction in earnings, 12 cents per share is due to an increase in depreciation which reflects the annual increase associated with the method of depreciating the Susquehanna station and the depreciation of new property placed in service.

	Earnings for the twelve months ended March 31, 1995 were affected by several one-time adjustments to income. These adjustments, which decreased after tax net income by $79.6 million, or 51 cents per share, were related to: (i) a voluntary early retirement program net of costs recovered under contractual sales to other major utilities; (ii) a write down in the carrying value of a subsidiary's investment in undeveloped coal reserves;
(iii) a decision of the Commonwealth Court of Pennsylvania which reversed a PUC order that permitted the deferral of the cost of postretirement benefits other than pensions; and (iv) a settlement agreement for the recovery of previously disallowed replacement power costs in the Company's 1994-95 ECR.

	For the twelve months ended March 31, 1994, the Company recorded charges against income that, in the aggregate, adversely affected after tax net income by about $26.9 million, or 18 cents per share, related to (i) a settlement agreement with complainants against the Company's 1990-91 through 1993-94 ECR; (ii) the write off of certain deferred retiree benefit costs; (iii) the adoption of Statement of Financial Accounting Standards
(SFAS) 112, "Employers' Accounting for Postemployment Benefits"; and (iv) the disallowance by the PUC of the recovery of replacement power costs through the ECR.

Electric Energy Sales

	System, or service area, sales were approximately 9 billion kwh for the three months ended March 31, 1995, a decrease of 589 million kwh, or 6.2%, from the comparable period in 1994. Mild weather in the first quarter of 1995, compared to extreme cold weather in the first quarter of 1994, was the primary reason for the decrease in system sales. Sales in all major customer categories, with the exception of industrial customers, were lower in the first quarter of 1995 than in the first quarter of 1994. Industrial sales, which are not affected by weather conditions, increased in the first quarter of 1995 and each quarter of 1994. Industrial sales are an important indicator of the economic health of the Company's service area.

	The Company currently anticipates weather-normalized system sales of approximately 32.5 billion kwh for 1995. This represents an increase of 419 million kwh, or 1.3%, over 1994 weather-normalized sales. Weather-normalized system sales totaled 32.1 billion kwh for the twelve months ended March 31, 1995. This represents an increase of 1.0 billion kwh, or 3.3%, over the same period in 1994.

	Contractual sales to other major utilities were 1.9 billion kwh for the first quarter of 1995, or 20.9% higher than the first quarter of 1994. This was primarily due to lower system sales and higher output from the Susquehanna station. See Financial Note 3 for a discussion on future changes to the Company's long-term contracts with other major utilities.

	Sales to the Pennsylvania-New Jersey-Maryland Interconnection Associa-tion (PJM) for the first quarter ending March 31, 1995, were 632 million kwh, or 43.3%, over the comparable period in 1994. This increase was primarily due to weather-related lower system sales and higher output from the Susquehanna station. Lower output from the Susquehanna station in the first quarter of 1994 resulted from an outage of one unit at the station through late January 1994 and an outage of the second unit starting in mid-March 1994.

	For the twelve months ended March 31, 1995, system sales and total electric energy sales, which include contractual sales to other major utilities and energy sales to PJM utilities, were essentially unchanged from the twelve months ended March 31, 1994.

Rate Matters

	In December 1994, the Company filed a request with the PUC for a $261 million increase in electric base rates, an 11.7% increase in PUC-jurisdictional rates. In January 1995, the PUC suspended the request pending investigation and hearings. A recommended decision from the Administrative Law Judge is expected at the end of July. A final rate decision is not expected until late September 1995.

	Since the Company's last base case decision in 1985, the average price of electricity for all customers has gone up less than one-half of one percent due primarily to changes in energy costs (associated principally with fuel costs and the purchase of output from non-utility generators).
Even if the Company is granted the full amount of the proposed increase, the price its customers pay for electricity will have increased at a rate considerably below the rate of inflation since 1985.

	Various parties have filed written testimony challenging the Company's proposals and opposing its request for a $261 million increase. In this testimony, the Office of Consumer Advocate has recommended a $73 million rate decrease and the PUC's Office of Trial Staff has recommended a $17 million rate increase. Early in May, the Company will file written rebuttal testimony responding in detail to each of the complainants' contentions.

	See Financial Note 2 for detailed information about the Company's base rate filing with the PUC as well as information about other rate matters.

Operating Revenues

	Total operating revenues for the three months ended March 31, 1995, decreased $42.0 million, or 5.5%, from the comparable period in 1994. This decrease was primarily due to a $70 million decrease in revenues from system sales as a result of milder weather in the first quarter of 1995 compared to the extreme cold weather in the first quarter of 1994 and lower energy revenues for the three months ended March 31, 1995. This decrease is partially offset by a $25.4 million difference in revenues due to replacement power costs, resulting from a $15.7 million reduction to revenues in March 1994 for unrecovered replacement power costs and a $9.7 million increase in revenues in February 1995 as a result of the partial recovery of these replacement power costs. See Financial Note 2 for more details on "Rate Matters".

	Operating revenues for the twelve months ended March 31, 1995, decreased $86 million, or 3.1% from the comparable period in 1994. This decrease was primarily due to: (i) a decrease of $99.9 million in revenues from system sales due to milder weather in the first quarter of 1995 and lower energy revenues for the twelve months ended March 31, 1995; (ii) a decrease of $6.5 million from sales to other major utilities; and (iii) a $9.2 million decrease in PJM revenue. The decrease in revenues is partially offset by a $25.4 million difference in revenues due to replacement power costs explained above.

Fuel Expense

	Fuel expense for the three months ended March 31, 1995 decreased by $30.8 million from the comparable period in 1994. Total generation for the two periods was essentially unchanged, primarily due to milder weather in the first quarter of 1995 offset by higher off system sales. However, fuel costs decreased due to higher nuclear generation and lower oil-fired generation as well as lower unit fuel costs for both nuclear and coal-fired generation.

	Fuel expense for the twelve months ended March 31, 1995 decreased by $77.7 million from the comparable period in 1994. This decrease excludes the write off of $11 million of deferred retired miners' health care benefits in December 1993 and a related credit to expense of $3.6 million in December 1994. While total generation for the two periods remained essentially unchanged, fuel costs decreased due to higher nuclear generation and lower coal-fired and oil-fired generation as well as lower unit fuel costs for both nuclear and coal-fired generation.

Other Operation, Maintenance and Depreciation Expenses

	For the three and twelve months ended March 31, 1995, other operating expense increased $8.6 million and $34.9 million, respectively, from comparable periods in 1994. This was primarily the result of a Commonwealth Court of Pennsylvania decision that reversed a PUC order and ruled that the Company could not defer the increase in retiree benefits costs arising from the adoption of SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". The amount of retiree benefits costs charged to expense increased from $0.3 million and $5.8 million for the three and twelve months ended March 31, 1994, respectively, to $3.1 million and $30.1 million (which includes $10.8 million of costs previously deferred in 1993) for the three and twelve months ended March
31, 1995, respectively. In addition, in the first quarter of 1995, the Company recorded $3.3 million of environmental remediation costs for several sites. This is a $2.7 million increase over the comparable period in 1994.

	Maintenance expense decreased $3.8 million and $14.4 million, respectively, for the three and twelve months ended March 31, 1995 from the comparable periods in 1994. The twelve months ended March 31, 1994 reflects a $6.9 million write off of obsolete and excess materials and supplies at the Company's fossil-fueled steam generating stations. The remainder of the decrease is primarily due to the continued emphasis on reducing costs and the deferral of overhauls at selected fossil plants.
The Company plans refueling outages for both units at the Susquehanna station during 1995.

	Depreciation increased $8.7 million and $31.6 million, respectively, for the three and twelve months ended March 31, 1995 from the comparable periods in 1994. The higher depreciation expense reflects the annual increase associated with the method of depreciating the Susquehanna station and the depreciation of new property, plant and equipment placed in service.

Income Taxes

	Income tax expense, for the three months ended March 31, 1995, decreased $5.5 million, or 6.3%, from the comparable period in 1994. This was primarily due to the decrease in pre-tax book income for the first quarter 1995. Income tax expense decreased $67.7 million, or 28.0%, for the twelve months ended March 31, 1995 as compared to the twelve months ended March 31, 1994. This decrease was primarily due to a decrease in pre-tax book income and a one-time charge to income of $73.7 million, or $33.7 million decrease to income taxes, as a result of the write down of coal reserves at a subsidiary of the Company.

	For discussion on the State Tax Adjustment Surcharge see Financial
Note 2.


Financial Condition

Financing Programs

	The Company expects to raise $180 million of common equity in 1995 through a public offering of common stock by its parent company, PP&L Resources, Inc. (Resources), and the issuance of common stock under the Dividend Reinvestment Plan. The public offering of common stock will depend on market conditions. From January through April 1995, the Company obtained $35.5 million of common equity through the Dividend Reinvestment Plan. In addition, the Company expects to arrange for the refinancing of $55 million of higher cost tax-exempt securities issued to provide pollution control and solid waste disposal facilities at the Company's generating stations.

	The Company's ability to issue securities during the 1995-1997 period is not expected to be limited by earnings or other issuance tests. To enhance financing flexibility, a $250 million revolving credit arrangement is maintained with a group of banks and is used principally as a back-up for the Company's commercial paper; and $45 million in credit arrangements are maintained with a group of banks to provide back-up for the Company's commercial paper and short-term borrowings of certain subsidiaries. No borrowings were outstanding at March 31, 1995 under these arrangements.

Financial Indicators

	Due to one-time adjustments to income for the twelve months ended March 31, 1995, several financial indicators decreased from the comparable period in 1994. The Company earned an 8.49% return on average common equity for the 12 months ended March 31, 1995, down from the 12.96% earned in the comparable period in 1994. The ratio of the Company's pre-tax income to interest charges decreased from 3.4 for the twelve months ended March 31, 1994 to 2.7 for the comparable period in 1995. Excluding the one-time adjustments to income, the return on average common equity and the ratio of pre-tax income to interest charges for the twelve months ended March 31, 1995 would have been 11.69% and 3.0, respectively. The Company's annual per share rate of dividends on common stock remained unchanged at $1.67 per share. The ratio of the market price to book value of common stock was 122% at March 31, 1995 compared with 142% at March 31, 1994 reflecting, in part, the general decline in electric utility common stock prices, including the Company's stock, over the past twelve months.

Clean Air Legislation and Other Environmental Matters

	See Financial Note 7, "Commitments and Contingent Liabilities", for information concerning federal clean air legislation enacted in 1990, groundwater degradation and waste water control at Company facilities, the Department of Environmental Resources' (DER) solid waste disposal regulations, a Consent Order with DER regarding remediation at certain sites, and the issue of electric and magnetic fields.

Increasing Competition

Regulatory Developments

	In May 1994, the PUC ordered an investigation to examine the role of competition in Pennsylvania's electric utility industry. The investigation will allow the PUC to solicit input regarding the potential impact of competition on the state's electric utilities and their customers. The investigation, which will gather and analyze data at both the wholesale and retail levels of the electric utility industry, will be a paper proceeding conducted over approximately one year. Interested parties have the opportunity to file written comments addressing the following specific topics: wheeling - issues and impact, consumer issues, safety and reliability, the impact of market structure changes and legal issues. The Company has submitted comments in response to the PUC order.

	In March 1995, the Federal Regulatory Energy Commission (FERC) issued a major Notice of Proposed Rulemaking (NOPR) primarily dealing with open access to transmission lines and recovery of stranded costs. The NOPR would require all utilities to file open access tariffs available to all wholesale sellers and buyers of electricity. The tariffs must offer point-to-point and network services, as well as ancillary services. A utility would have to offer these services to all eligible customers on a basis comparable to the services the utility provides to itself. A utility must take service under its transmission access tariff for its own wholesale sales and purchases. The NOPR would not affect existing transmission agreements.

	The NOPR also provides that utilities are entitled to recover all "legitimate and verifiable stranded costs" incurred in rendering transmission services pursuant to their tariffs. The FERC proposes to provide recovery mechanisms for wholesale stranded costs, including stranded costs resulting from municipalization. The NOPR contains filing requirements for utilities to seek recovery of wholesale stranded costs. Wholesale contracts signed after July 11, 1994 must contain explicit provisions authorizing recovery of stranded costs. For contracts signed before this date, a utility may seek recovery if it can show that it had a reasonable expectation of continuing to serve the customer after the contract term and that it has made reasonable efforts to mitigate any stranded costs. The Company's contracts with its 18 FERC wholesale customers were signed before July 11, 1994.

	The states have responsibility for adopting policies concerning recovery of stranded costs resulting from retail wheeling transactions. Under the NOPR, the FERC will assert jurisdiction over such costs only if the states lack authority to deal with stranded costs.

	Initial comments on the open access and stranded cost recovery portions of the NOPR are due by August 7, 1995. The Company is currently assessing the potential impact of the NOPR.

Restructuring

	The Company continues its ongoing department-level re-engineering efforts, which are expected to impact the size of the Company's workforce. Although no specific targets have been set, the Company currently expects that the present level of 6,896 full time employees may decline to 6,000 or fewer employees over the next three years. The Company does not expect significant additional costs as a result of these workforce reductions.

New Markets

	The Company's strategic initiatives also include an assessment of entering power-related businesses outside of the Company's service territory, both domestically and in foreign countries. Any expansion by the Company into these areas would be methodical and deliberate. To take advantage of these new business opportunities, the Company has formed a holding company structure, effective April 27, 1995, after receiving all necessary regulatory approvals and shareowner approval at its 1995 annual meeting. As a result of this restructuring, the Company became a direct subsidiary of Resources.

	In March 1994, the Company incorporated a new subsidiary, Power Markets Development Company (PMD), and made an initial investment of $50 million in this new subsidiary. PMD will focus on new opportunities in the building and operation of power plants in North America and elsewhere. Effective April 27, 1995, PMD became a direct subsidiary of Resources. Other subsidiaries may be formed to take advantage of new business opportunities.

            PENNSYLVANIA POWER & LIGHT COMPANY AND SUBSIDIARIES

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

	Reference is made to Note 2 to Financial Statements for information concerning rate matters.

	Reference is made to Note 7 to Financial Statements for information concerning two complaints filed against the Company by fuel oil dealers alleging that the Company's promotion of electric heat pumps and off-peak storage systems had violated and continues to violate the federal antitrust laws.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

	27 - Financial Data Schedule

(b)  Reports on Form 8-K

Report dated January 3, 1995

Item 5.	Other Events

Information regarding the Company's filing of a request with the Pennsylvania Public Utility Commission for an increase in electric base rates.

Report dated February 1, 1995

Item 4.	Changes in Registrant's Certifying Accountants

Information regarding the Company's decision to no longer retain Deloitte & Touche LLP as the Company's independent auditors for 1995.

Report dated February 27, 1995

Item 4.	Changes in Registrant's Certifying Accountants

Information regarding the Company's appointment of Price Waterhouse LLP to serve as the Company's independent auditors for the year ended December 31, 1995.

Report dated April 27, 1995

Item 5.  Other Events

Information regarding PP&L Resources, Inc. becoming the parent holding company of Pennsylvania Power & Light Company and Power Markets Development Company.

              PENNSYLVANIA POWER & LIGHT COMPANY AND SUBSIDIARIES


	In the opinion of the Company, the accompanying interim consolidated financial statements contain all adjustments (consisting of only normal recurring accruals, except for the adjustments to account for unrecovered replacement power costs, as described in Note 2; costs of postretirement benefits other than pensions; a voluntary early retirement program; and the write down in the carrying value of a subsidiary's investment in undeveloped coal reserves) necessary to present fairly the financial position, the results of operations and changes in cash flows for the periods presented.


                                  SIGNATURE

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                              Pennsylvania Power & Light Company
                                        (Registrant)





Date: May 4, 1995                     /s/ R. E. Hill
                                         R. E. Hill
                               Senior Vice President-Financial
                                (Principal Financial Officer)



                                     /s/ J. J. McCabe
                                         J. J. McCabe
                                          Controller
                                  (Chief Accounting Officer)