Form 10-Q
period 1995-09-30
PENNSYLVANIA POWER & LIGHT CO /PA
filed 1995-11-14
CIK 317187

                                United States
                     Securities and Exchange Commission
                            Washington, DC   20549


                                   Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended    September 30, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from                    to


Commission File    Registrant; State of Incorporation;   IRS Employer
     Number        Address; and Telephone No.            Identification No.


     1-11459       PP&L Resources, Inc.                    23-2758192
                   (Pennsylvania)
                   Two North Ninth Street
                   Allentown, PA  18101
                   (610) 774-5151

      1-905        Pennsylvania Power & Light Company      23-0959590
                   (Pennsylvania)
                   Two North Ninth Street
                   Allentown, PA  18101
                   (610) 774-5151


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

PP&L Resources, Inc.  Yes     X           No


PP&L                  Yes     X           No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

PP&L Resources, Inc.                  Common stock, $.01 par value,
                                      159,060,605 shares outstanding at
                                      October 31, 1995
Pennsylvania Power & Light Co.        Common stock, no par value,
                                      157,300,382, shares outstanding and
                                      all held by PP&L Resources, Inc. at
                                      October 31, 1995

                              PP&L RESOURCES, INC.
                                       AND
                       PENNSYLVANIA POWER & LIGHT COMPANY




                                     FORM 10-Q
                       FOR THE QUARTER ENDED September 30, 1995


                                       INDEX


PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements

           PP&L Resources, Inc.

               Consolidated Statement of Income

               Consolidated Balance Sheet

               Consolidated Statement of Cash Flows

          Pennsylvania Power & Light Company

               Consolidated Statement of Income

               Consolidated Balance Sheet

               Consolidated Statement of Cash Flows

          Notes to Financial Statements
               PP&L Resources, Inc. and Pennsylvania Power & Light Company


   Item 2. Management's Discussion and Analysis of
	           Financial Condition and Results of Operations
               PP&L Resources, Inc. and Pennsylvania Power & Light Company

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings

         Item 6. Exhibits and Reports on Form 8-K

SIGNATURES













PP&L RESOURCES, INC.
Part 1. FINANCIAL INFORMATION
Item 1. Financial Statements

     In the opinion of PP&L Resources, Inc. (Resources), the unaudited financial statements included herein reflect all adjustments necessary to present fairly the
Consolidated Balance Sheets as of September 30, 1995 and December 31, 1994, and the
Consolidated Statement of Income and Consolidated Statement of Cash Flows for
the periods ended September 30, 1995 and 1994.  Resources is the parent holding company of
Pennsylvania Power & Light Company (PP&L), Power Markets Development Company (PMDC),
and the newly formed Spectrum Energy Services Corporation (Spectrum).  PP&L comprises
99 percent of Resources' assets, revenues and earnings.  All nonutility operating transactions are included in "Other Income and (Deductions)--Other-net" in Resources'
Consolidated Statement of Income.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(Thousands of Dollars, except per share data)
                                                        Three Months
                                                        Ended September 30,
                                                      1995       1994
Operating Revenues  ...............................  $682,249   $661,142

Operating Expenses
   Operation
      Fuel.........................................   125,974    117,798
      Power purchases..............................    66,142     66,067
      Other........................................   110,362    118,500
   Maintenance.....................................    38,488     43,207
   Depreciation....................................    77,437     72,129
   Amortized depreciation..........................     9,939      6,564
   Income taxes....................................    92,229     57,952
   Taxes, other than income........................    48,217     46,992
   Voluntary early retirement program..............   (65,661)
                                                      503,127    529,209
Operating Income ..................................   179,122    131,933

Other Income and (Deductions)
   Allowance for equity funds used during
      construction.................................        68
   Income tax credits (expense)....................    (8,229)     1,916
   Other - net.....................................   (20,238)       212
                                                      (28,399)     2,128
Income Before Interest Charges & Dividends on Preferred
  Stock ...........................................   150,723    134,061

Interest Charges
   Long-term debt..................................    52,851     52,445
   Short-term debt and other.......................     6,020      6,605
   Allowance for borrowed funds used during
      construction and interest capitalized........    (2,270)    (1,943)
                                                       56,601     57,107
Preferred Stock Dividend Requirements..............     6,942      6,942
Net Income.........................................   $87,180    $70,012

Earnings Per Share of Common Stock (a) ............     $0.55      $0.46
Average Number of Shares Outstanding
 (thousands).......................................   158,131    153,789
Dividends Declared Per Share of Common
 Stock.............................................   $0.4175    $0.4175

(a)  Based on average number of shares outstanding.
See accompanying Financial Notes.

PP&L RESOURCES, INC.
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(Thousands of Dollars, except per share data)
                                                         Nine Months
                                                        Ended September 30,
                                                      1995       1994
Operating Revenues  ...............................$2,018,947 $2,070,813

Operating Expenses
   Operation
      Fuel.........................................   326,563    365,154
      Power purchases..............................   214,040    221,916
      Other........................................   353,712    365,114
   Maintenance.....................................   123,615    133,630
   Depreciation....................................   232,324    216,346
   Amortized depreciation..........................    29,816     19,693
   Income taxes....................................   210,171    186,059
   Taxes, other than income........................   149,547    153,284
   Voluntary early retirement program..............   (65,661)
                                                    1,574,127  1,661,196
Operating Income ..................................   444,820    409,617

Other Income and (Deductions)
   Allowance for equity funds used during
      construction.................................     4,072      2,552
   Income tax credits (expense)....................    (7,998)     4,461
   Other - net.....................................   (17,376)    (2,258)
                                                      (21,302)     4,755
Income Before Interest Charges & Dividends on Preferred
  Stock ...........................................   423,518    414,372

Interest Charges
   Long-term debt..................................   161,064    159,823
   Short-term debt and other.......................    15,404     15,773
   Allowance for borrowed funds used during
      construction and interest capitalized........    (6,995)    (5,843)
                                                      169,473    169,753
Preferred Stock Dividend Requirements..............    20,826     21,463
Net Income.........................................  $233,219   $223,156

Earnings Per Share of Common Stock (a) ............     $1.48      $1.46
Average Number of Shares Outstanding
 (thousands).......................................   157,187    152,951
Dividends Declared Per Share of Common
 Stock.............................................   $1.2525    $1.2525

(a)  Based on average number of shares outstanding.
See accompanying Financial Notes.

PP&L RESOURCES,INC.
CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
                                                       Sept. 30,  December 31,
                                                          1995        1994
                                                      (Unaudited)  (Audited)
                        ASSETS
Property, Plant and Equipment
   Electric utility plant in service.................. $9,551,516  $9,306,519
     Accumulated depreciation......................... (3,051,562) (2,871,129)
     Deferred depreciation............................    226,401     256,021
                                                        6,726,355   6,691,411
   Construction work in progress......................    186,929     211,288
   Nuclear fuel owned and leased - net
     of amortization..................................    144,856     143,591
   Other leased property - net of amortization .......     84,064      80,385
     Electric utility plant - net.....................  7,142,204   7,126,675

   Other property - net of depreciation,
     amortization and depletion.......................     64,060      67,850
                                                        7,206,264   7,194,525
Investments
   Associated company - at equity.....................     17,185      17,088
   Nuclear plant decommissioning trust fund ..........    102,918      87,490
   Financial investments..............................    136,733     119,632
   Other - at cost or less............................     23,781       8,654
                                                          280,617     232,864
Current Assets
   Cash and cash equivalents..........................      9,159      10,079
   Marketable securities..............................     94,363     100,537
   Accounts receivable, less reserve
     Customers........................................    181,581     189,771
     Interconnection..................................      1,888       1,610
     Other............................................     11,368      12,861
   Unbilled revenues..................................     59,912      88,668
   Fuel (coal and oil) - at average cost..............     90,661     125,545
   Materials and supplies - at average cost...........    124,073     123,630
   Prepayments........................................     33,799      11,015
   Deferred income taxes..............................     38,780      27,572
   Other..............................................     21,401      26,916
                                                          666,985     718,204
Deferred Debits
   Utility plant carrying charges - net
     of amortization..................................     22,353      23,142
   Reacquired debt costs..............................    117,899     113,466
   Assessment for decommissioning uranium
     enrichment facilities............................     31,522      33,492
   Retired miners' health care benefits...............     13,783      14,536
   Taxes recoverable through future rates.............    989,289     986,292
   Postretirement benefits other than pensions........     31,925
   Voluntary early retirement program.................     65,661
   Other..............................................     43,873      55,160
                                                        1,316,305   1,226,088
                                                       $9,470,171  $9,371,681

See accompanying Financial Notes.

PP&L RESOURCES, INC.
CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
                                                        Sept. 30,  December 31,
                                                           1995        1994
                                                       (Unaudited)  (Audited)
                      LIABILITIES
Capitalization
   Common equity
     Common stock......................................     $1,584      $1,555
     Capital in excess of par value ...................  1,495,941   1,432,946
     Earnings reinvested ..............................  1,060,137   1,024,127
     Capital stock expense and other ..................     (7,249)     (4,160)
                                                         2,550,413   2,454,468
   Preferred stock
     With sinking fund requirements....................    295,000     295,000
     Without sinking fund requirements.................    171,375     171,375

   Long-term debt......................................  2,827,356   2,940,750
                                                         5,844,144   5,861,593

Current Liabilities
   Commercial paper....................................    120,000      64,000
   Bank loans..........................................     14,887      10,168
   Long-term debt due within one year..................     30,000          39
   Capital lease obligations due within one year.......     79,396      73,682
   Accounts payable....................................    107,729     146,073
   Taxes accrued.......................................     30,427      46,741
   Interest accrued....................................     66,543      63,958
   Dividends payable...................................     73,077      71,710
   Other...............................................    112,904     101,924
                                                           634,963     578,295

Deferred Credits and Other Noncurrent Liabilities
   Deferred investment tax credits.....................    221,954     230,064
   Deferred income taxes...............................  2,089,263   2,046,861
   Capital lease obligations...........................    150,734     151,083
   Unamortized cost of power plant spare parts.........      7,719      26,406
   Accrued nuclear plant decommissioning costs.........    105,267      89,713
   Accrued mine closing costs..........................     55,928      56,427
   Contract settlement proceeds to be credited
      to customers.....................................     24,521      32,931
   Accrued pension costs...............................    180,763     163,487
   Accrued assessment for decommissioning
      uranium enrichment facilities....................     28,895      28,895
   Accrued retired miners' health care benefits........     30,975      29,568
   Accrued postretirement benefits other than
     pensions and postemployment benefits..............     34,275      21,784
   Other...............................................     60,770      54,574
                                                         2,991,064   2,931,793

Commitments and Contingent Liabilities
   (See Note 11)..............................................

                                                        $9,470,171  $9,371,681



See accompanying Financial Notes.

PP&L RESOURCES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
                                                                           Nine Months
                                                                          Ended Sept. 30,
                                                                        1995        1994
Cash Flows From Operating Activities
 Net income.........................................................   $233,219    $223,156
 Adjustments to reconcile net income to net cash
  provided by operating activities
    Depreciation....................................................    263,774     237,732
    Amortization of property under capital leases...................     61,022      61,419
    Preferred stock dividend requirements ..........................     20,826      21,463
    Amortization of contract settlement proceeds and
     deferred cost of power plant spare parts.......................    (28,721)    (28,527)
    Deferred income taxes and investment tax credits................     18,187     (22,831)
    Equity component of AFUDC.......................................     (4,072)     (2,552)
    Voluntary early retirement program..............................    (65,661)
    Change in current assets and current liabilities
          Accounts receivable.......................................      9,405       2,522
          Unbilled and refundable electric revenues.................     39,432      34,237
          Fuel inventories..........................................     34,884     (10,274)
          Materials and supplies....................................       (443)      3,243
          Prepayments ..............................................    (22,784)    (19,477)
          Accounts payable..........................................    (38,344)    (47,755)
          Accrued interest and taxes................................    (13,729)    (28,379)
          Other.....................................................      5,623      17,780
    Other operating activities - net................................     26,279      49,610
       Net cash provided by operating activities....................    538,897     491,367

Cash Flows From Investing Activities
 Property, plant and equipment expenditures.........................   (318,326)   (363,983)
 Proceeds from sales of nuclear fuel to trust.......................     43,756      13,551
 Purchases of available-for-sale securities.........................   (247,614)   (124,164)
 Sales and maturities of available-for-sale securities..............    242,900      66,842
 Net purchases and sales of other financial investments ............     (8,704)      6,531
 Other investing activities - net...................................      3,685      19,641
       Net cash used in investing activities........................   (284,303)   (381,582)

Cash Flows From Financing Activities
 Issuance of long-term debt.........................................     55,000     718,750
 Issuance of common stock...........................................     56,997      43,073
 Issuance of preferred stock....................................................     80,000
 Reduction of long-term debt........................................   (140,250)   (637,350)
 Retirement of preferred stock..................................................   (120,000)
 Payments on capital lease obligations..............................    (61,022)    (61,419)
 Dividends paid.....................................................   (216,667)   (212,354)
 Net increase in short-term debt....................................     60,719     101,102
 Costs associated with issuance and retirement of securities........    (10,252)    (23,551)
 Other financing activities - net...................................        (39)        (39)
       Net cash used in financing activities........................   (255,514)   (111,788)

Net Decrease In Cash and Cash Equivalents ..........................       (920)     (2,003)

Cash and Cash Equivalents at Beginning of Period ...................     10,079       8,271

Cash and Cash Equivalents at End of Period .........................     $9,159      $6,268

Supplemental Disclosures of Cash Flow Information
 Cash paid during the period for
  Interest (net of amount capitalized)..............................   $162,039    $151,887
  Income taxes......................................................   $195,509    $212,145


See accompanying Financial Notes.

PENNSYLVANIA POWER & LIGHT COMPANY

     In the opinion of Pennsylvania Power & Light Company (PP&L), the unaudited financial statements included herein reflect all adjustments necessary to present fairly the Consolidated Balance Sheets as of September 30, 1995 and December 31, 1994,
and the Consolidated Statement of Income and Consolidated Statement of Cash Flows
for the periods ended September 30, 1995 and 1994.  All nonutility operating transactions are included in "Other Income and (Deductions)--Other-net" in PP&L's Consolidated
Statement of Income.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(Thousands of Dollars, except per share data)
                                                        Three Months
                                                        Ended September 30,
                                                      1995      1994(a)
Operating Revenues  ...............................  $682,249   $661,142

Operating Expenses
   Operation
      Fuel.........................................   125,974    117,798
      Power purchases..............................    66,142     66,067
      Other........................................   110,362    118,500
   Maintenance.....................................    38,488     43,207
   Depreciation....................................    77,437     72,129
   Amortized depreciation..........................     9,939      6,564
   Income taxes....................................    92,229     57,952
   Taxes, other than income........................    48,217     46,992
   Voluntary early retirement program..............   (65,661)
                                                      503,127    529,209
Operating Income ..................................   179,122    131,933

Other Income and (Deductions)
   Allowance for equity funds used during
      construction.................................        68
   Income tax credits (expense) ...................    (8,620)     1,887
   Other - net.....................................   (19,207)      (115)
                                                      (27,759)     1,772
Income Before Interest Charges.....................   151,363    133,705

Interest Charges
   Long-term debt..................................    52,851     52,445
   Short-term debt and other.......................     6,020      6,605
   Allowance for borrowed funds used during
      construction and interest capitalized........    (2,270)    (1,943)
                                                       56,601     57,107
Net Income.........................................    94,762     76,598

Dividends on Preferred Stock.......................     6,942      6,942
Earnings Available to PP&L Resources, Inc.  .......   $87,820    $69,656

(a)  Restated to reflect the retroactive dividend of Power Markets Development
     Company (PMDC) to Resources, as described in Financial Note 2 to the financial statements.
See accompanying Financial Notes.

PENNSYLVANIA POWER & LIGHT COMPANY
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(Thousands of Dollars, except per share data)
                                                         Nine Months
                                                        Ended September 30,
                                                      1995      1994(a)
Operating Revenues  ...............................$2,018,947 $2,070,813

Operating Expenses
   Operation
      Fuel.........................................   326,563    365,154
      Power purchases..............................   214,040    221,916
      Other........................................   353,712    365,114
   Maintenance.....................................   123,615    133,630
   Depreciation....................................   232,324    216,346
   Amortized depreciation..........................    29,816     19,693
   Income taxes....................................   210,171    186,059
   Taxes, other than income........................   149,547    153,284
   Voluntary early retirement program..............   (65,661)
                                                    1,574,127  1,661,196
Operating Income ..................................   444,820    409,617

Other Income and (Deductions)
   Allowance for equity funds used during
      construction.................................     4,072      2,552
   Income tax credits (expense)....................    (9,029)     4,418
   Other - net.....................................   (15,534)    (2,959)
                                                      (20,491)     4,011
Income Before Interest Charges.....................   424,329    413,628

Interest Charges
   Long-term debt..................................   161,064    159,823
   Short-term debt and other.......................    15,404     15,773
   Allowance for borrowed funds used during
      construction and interest capitalized........    (6,995)    (5,843)
                                                      169,473    169,753
Net Income.........................................   254,856    243,875

Dividends on Preferred Stock.......................    20,826     21,463
Earnings Available to PP&L Resources, Inc. ........  $234,030   $222,412

(a)  Restated to reflect the retroactive dividend of Power Markets Development
     Company (PMDC) to Resources, as described in Financial Note 2 to the financial statements.
See accompanying Financial Notes.

PENNSYLVANIA POWER & LIGHT COMPANY
CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
                                                       Sept. 30,  December 31,
                                                          1995      1994(a)
                        ASSETS
Property, Plant and Equipment
   Electric utility plant in service.................. $9,551,516  $9,306,519
     Accumulated depreciation......................... (3,051,562) (2,871,129)
     Deferred depreciation............................    226,401     256,021
                                                        6,726,355   6,691,411
   Construction work in progress......................    186,929     211,288
   Nuclear fuel owned and leased - net
     of amortization..................................    144,856     143,591
   Other leased property - net of amortization .......     84,064      80,385
     Electric utility plant - net.....................  7,142,204   7,126,675

   Other property - net of depreciation,
     amortization and depletion.......................     64,060      67,850
                                                        7,206,264   7,194,525
Investments
   Associated company - at equity.....................     17,185      17,088
   Nuclear plant decommissioning trust fund ..........    102,918      87,490
   Financial investments..............................    127,699     118,115
   Other - at cost or less............................     13,670       8,654
                                                          261,472     231,347
Current Assets
   Cash and cash equivalents..........................      3,978       9,109
   Marketable securities..............................     50,607      52,544
   Accounts receivable, less reserve
     Customers........................................    181,581     189,771
     Interconnection..................................      1,888       1,610
     Other............................................     11,165      12,390
   Unbilled revenues..................................     59,912      88,668
   Fuel (coal and oil) - at average cost..............     90,661     125,545
   Materials and supplies - at average cost...........    124,073     123,630
   Prepayments........................................     33,666      11,015
   Deferred income taxes..............................     38,773      27,524
   Other..............................................     21,518      26,916
                                                          617,822     668,722
Deferred Debits
   Utility plant carrying charges - net
     of amortization..................................     22,353      23,142
   Reacquired debt costs..............................    117,899     113,466
   Assessment for decommissioning uranium
     enrichment facilities............................     31,522      33,492
   Retired miners' health care benefits...............     13,783      14,536
   Taxes recoverable through future rates.............    989,289     986,292
   Postretirement benefits other than pensions .......     31,925
   Voluntary early retirement program ................     65,661
   Other..............................................     43,873      55,160
                                                        1,316,305   1,226,088
                                                       $9,401,863  $9,320,682

(a)  Restated to reflect the retroactive dividend of Power Markets Development
     Company (PMDC) to Resources, as described in Financial Note 2 to the financial statements.
See accompanying Financial Notes.

PENNSYLVANIA POWER & LIGHT COMPANY
CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
                                                        Sept. 30,  December 31,
                                                           1995      1994(a)
                      LIABILITIES
Capitalization
   Common equity
     Common stock...................................... $1,476,048  $1,440,527
     Additional paid-in capital .......................      3,176
     Earnings reinvested...............................  1,010,051     973,230
     Capital stock expense and other ..................     (7,238)    (10,112)
                                                         2,482,037   2,403,645
   Preferred stock
     With sinking fund requirements....................    295,000     295,000
     Without sinking fund requirements.................    171,375     171,375

   Long-term debt......................................  2,827,356   2,940,750
                                                         5,775,768   5,810,770

Current Liabilities
   Commercial paper....................................    120,000      64,000
   Bank loans..........................................     14,887      10,168
   Long-term debt due within one year..................     30,000          39
   Capital lease obligations due within one year.......     79,396      73,682
   Accounts payable....................................    107,597     145,723
   Taxes accrued.......................................     30,676      46,907
   Interest accrued....................................     66,543      63,958
   Dividends payable...................................     73,077      71,710
   Other...............................................    112,855     101,924
                                                           635,031     578,111

Deferred Credits and Other Noncurrent Liabilities
   Deferred investment tax credits.....................    221,954     230,064
   Deferred income taxes...............................  2,089,263   2,046,869
   Capital lease obligations...........................    150,734     151,083
   Unamortized cost of power plant spare parts.........      7,719      26,406
   Accrued nuclear plant decommissioning costs.........    105,267      89,713
   Accrued mine closing costs..........................     55,928      56,427
   Contract settlement proceeds to be credited
      to customers.....................................     24,521      32,931
   Accrued pension costs...............................    180,763     163,487
   Accrued assessment for decommissioning
      uranium enrichment facilities....................     28,895      28,895
   Accrued retired miners' health care benefits........     30,975      29,568
   Accrued postretirement benefits other than
     pensions and postemployment benefits..............     34,275      21,784
   Other...............................................     60,770      54,574
                                                         2,991,064   2,931,801

Commitments and Contingent Liabilities
   (See Note 11)..............................................

                                                        $9,401,863  $9,320,682



(a)  Restated to reflect the retroactive dividend of Power Markets Development
     Company (PMDC) to Resources, as described in Financial Note 2 to the financial statements.
See accompanying Financial Notes.

PENNSYLVANIA POWER & LIGHT COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
                                                                           Nine Months
                                                                          Ended Sept. 30,
                                                                        1995      1994(a)
Cash Flows From Operating Activities
 Net income.........................................................   $254,856    $243,875
 Adjustments to reconcile net income to net cash
  provided by operating activities
    Depreciation....................................................    263,774     237,732
    Amortization of property under capital leases...................     61,022      61,419
    Amortization of contract settlement proceeds and
     deferred cost of power plant spare parts.......................    (28,721)    (28,527)
    Deferred income taxes and investment tax credits................     18,187     (22,831)
    Equity component of AFUDC.......................................     (4,072)     (2,552)
    Voluntary early retirement program..............................    (65,661)
    Change in current assets and current liabilities
          Accounts receivable.......................................      9,137       2,794
          Unbilled and refundable electric revenues.................     39,432      34,237
          Fuel inventories..........................................     34,884     (10,274)
          Materials and supplies....................................       (443)      3,243
          Prepayments ..............................................    (22,651)    (19,477)
          Accounts payable..........................................    (38,126)    (47,755)
          Accrued interest and taxes................................    (13,646)    (28,371)
          Other.....................................................      5,457      17,780
    Other operating activities - net................................     26,093      49,452
       Net cash provided by operating activities....................    539,522     490,745

Cash Flows From Investing Activities
 Property, plant and equipment expenditures.........................   (318,326)   (363,983)
 Proceeds from sales of nuclear fuel to trust.......................     43,756      13,551
 Purchases of available-for-sale securities.........................    (66,337)    (38,323)
 Sales and maturities of available-for-sale securities..............     64,976      31,172
 Net purchases and sales of other financial investments ............      1,407       6,531
 Other investing activities - net...................................      3,685      19,641
       Net cash used in investing activities........................   (270,839)   (331,411)

Cash Flows From Financing Activities
 Issuance of long-term debt.........................................     55,000     718,750
 Issuance of common stock and capital contribution from parent .....     38,697      43,073
 Issuance of preferred stock....................................................     80,000
 Reduction of long-term debt........................................   (140,250)   (637,350)
 Retirement of preferred stock..................................................   (120,000)
 Payments on capital lease obligations..............................    (61,022)    (61,419)
 Dividends paid.....................................................   (216,667)   (212,354)
 Dividends for capitalization of PMDC ..........................................    (50,000)
 Net increase in short-term debt....................................     60,719     101,102
 Costs associated with issuance and retirement of securities........    (10,252)    (23,551)
 Other financing activities - net...................................        (39)        (39)
       Net cash used in financing activities........................   (273,814)   (161,788)

Net Decrease In Cash and Cash Equivalents ..........................     (5,131)     (2,454)

Cash and Cash Equivalents at Beginning of Period ...................      9,109       8,271

Cash and Cash Equivalents at End of Period .........................     $3,978      $5,817

Supplemental Disclosures of Cash Flow Information
 Cash paid during the period for
  Interest (net of amount capitalized)..............................   $162,039    $151,887
  Income taxes......................................................   $196,501    $212,145

(a)  Restated to reflect the retroactive dividend of Power Markets Development
     Company (PMDC) to Resources, as described in Financial Note 2 to the financial statements.
See accompanying Financial Notes.

        PP&L Resources, Inc. and Pennsylvania Power & Light Company
                       Notes to Financial Statements


1.  Interim Financial Statements

	Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These financial statements should be read in conjunction with the financial statements and notes thereto included in Pennsylvania Power & Light Company's Annual Report to the SEC on Form 10-K for the year ended December 31, 1994.

	Certain amounts in the September 30, 1994 financial statements have been reclassified to conform to the presentation in the September 30, 1995 financial statements.


2.  Holding Company Formed

	Effective April 27, 1995, PP&L Resources, Inc. (Resources), which had been a wholly owned subsidiary of Pennsylvania Power & Light Company
(PP&L), became the parent holding company of PP&L. As of the effective date, the holders of PP&L common stock became holders of Resources common stock and the stock certificates representing PP&L common stock now represent Resources common stock. Also effective April 27, 1995, Power Markets Development Company (PMDC), a subsidiary of PP&L, was transferred as a dividend in the amount of $50.9 million from PP&L to become a direct subsidiary of Resources. In the accompanying financial statements, for comparability purposes, the dividend of PMDC was reported retroactive to March 1994 when PMDC was formed as a subsidiary. In July 1995, Resources incorporated a new subsidiary, Spectrum Energy Services Corporation (Spectrum), to pursue unregulated business opportunities that are allied to the energy business.

	PP&L's financial condition and results of operation are currently the principal factors affecting Resources' financial condition and results of operations. All nonutility operating transactions are included in "Other Income and (Deductions)--Other-net" in Resources' and PP&L's Consolidated Statements of Income.


3.  Rate Matters - PP&L

Base Rate Filing with the PUC

	On September 27, 1995, the Pennsylvania Public Utility Commission
(PUC) issued a final order with respect to the base rate case filed by PP&L on December 30, 1994 (PUC decision).

	PP&L's request to increase base rates, which was its first in ten years, sought to increase annual PUC-jurisdictional revenues by $261.6 million, or about 11.7%. The PUC's decision granted PP&L a $107 million increase based on test year conditions. An allocation of a $22 million credit to base rates from the Energy Cost Rate (ECR) resulted in an $85 million, or about 3.8%, net increase in PUC-jurisdictional revenues effective September 28, 1995.

	The following table provides a comparison of PP&L's filing and the PUC decision:

                                     Original
                                      Filing      Allowed

Rate Base ($ - Millions)             $5,017.7     $5,017.7

Return ($ - Millions)                  $508.9       $478.7

Rate of Return                         10.14%        9.54%

Return on Common Equity                13.00%       11.50%


	The PUC decision allows PP&L to levelize the annual amount of depreciation on pre-1989 property for its Susquehanna station at $173 million for the period October 1, 1995 through December 31, 1998. This levelization eliminates the previously scheduled annual increase in depreciation expense resulting from the modified sinking fund method of depreciation. As part of its proposal to levelize depreciation, PP&L agreed to automatically reduce annual Susquehanna station depreciation on January 1, 1999 to reflect the return to straight line depreciation. This change in depreciation will result in a $90 million annual reduction in base rates effective January 1, 1999.

	The PUC determined that all of PP&L's generating capacity is necessary to meet customer needs, rejecting the arguments of some intervenors that an excess capacity adjustment should be imposed on PP&L. As a result of the PUC's action in this regard, PP&L's base rates include a full return on all of its generating facilities used to serve retail customers, as well as all operating expenses associated with those facilities. In its previous base rate case in 1985, the PUC had found that PP&L had excess generating capacity and disallowed a return on the common equity PP&L invested in Susquehanna Unit No. 2.

	Also, the PUC decision permits recovery of the PUC-jurisdictional amount of retiree health care costs applicable to operations, the amount incurred under the prior "pay-as-you-go" method, about $7 million annually, and the amount resulting from the adoption of Statement of Financial Accounting Standards (SFAS) 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", about $11 million annually. In addition, the PUC decision permits PP&L to recover, over a period of about 17 years, the amount of SFAS 106 costs that would have been deferred from January 1, 1993 through September 30, 1995 pursuant to a PUC order but for a Pennsylvania Commonwealth Court (Commonwealth Court) decision (now awaiting possible Pennsylvania Supreme Court review) that PP&L could not recover these deferred costs. As a result of the PUC decision, which provides for recovery of $27 million of previously expensed SFAS 106 costs, PP&L recorded a $15.7 million after-tax credit to income, or 10 cents per share of Resources' common stock, in September 1995.

	In addition, the PUC decision permits PP&L to recover through customer rates the PUC-jurisdictional amount, $65.7 million, of the cost of its 1994 voluntary early retirement program over a period of five years. As a result, PP&L recorded a $37.8 million after-tax credit to income, or 24 cents per share of Resources' common stock, in September 1995 to reverse the charge for this program that was recorded in the fourth quarter of 1994. The estimated annual savings of $35 million from the program also are reflected in the allowed rates.

	The PUC decision also permits recovery over a 10-year period of certain deferred operating and capital costs, net of energy savings, incurred from the time Susquehanna Unit No. 2 was placed in commercial operation until the effective date of base rate recognition for that Unit, but denies recovery of those costs for Susquehanna Unit No. 1. As a result of the PUC decision with respect to Susquehanna Unit No. 1, PP&L recorded a one-time charge in September 1995 which, after taxes, reduced PP&L's net income by $20.4 million, or 13 cents per share of Resources' common stock.

	The PUC decision makes several adjustments to the amount requested by PP&L for the currently estimated cost of decommissioning the Susquehanna station. These adjustments include the elimination of the $106.6 million contingency amount included in the decommissioning cost estimate, an increase in the earnings assumption on the decommissioning fund from 5.5% to 7.5% and a reflection of post-shutdown earnings on the fund in calculating the total amount necessary to decommission the Susquehanna station. After giving effect to these adjustments, the total amount of the Susquehanna station decommissioning costs included in PUC-jurisdictional rates is $9.5 million annually.

	The PUC decision reduces the return on common equity from the 13.0% requested by PP&L to 11.5%. In addition to the reduction in the return on common equity, the PUC makes several other adjustments and disallowances in its final decision. Except for the reduction in the return on common equity and the one-time charge relating to the denial of the claim for deferred operating and capital costs for Susquehanna Unit No. 1, the adjustments and disallowances included in the PUC decision do not have a significant adverse impact on PP&L's and Resources' earnings.

	In its decision, the PUC ruled that PP&L cannot include in its ECR the cost of capacity currently being billed to other utilities pursuant to contractual arrangements as it returns to PP&L. At the same time, however, the PUC also ruled that PP&L was not required to flow back to PUC-jurisdictional customers through the ECR the revenues received for off-system sales of capacity and energy attributable to such returning capacity. Accordingly, the PUC decision permits the benefits that can be achieved from sales of the returning capacity to accrue to shareowners.

	The Pennsylvania Office of Consumer Advocate has appealed the PUC decision to the Commonwealth Court. PP&L cannot predict the final outcome of this matter.

Energy Cost Rate Issues

	As a result of the PUC decision, PP&L filed a new ECR rate with the PUC for the period September 28, 1995 through March 31, 1996. The new rate reflects the roll-in of all energy costs into base rates. In addition, PP&L is no longer required to include as a credit to the ECR one-third of the revenues from its capacity credit sales to other electric utilities.
On October 26, 1995, the PUC approved the revised ECR rate.

	In April 1994, the PUC reduced PP&L's 1994-95 ECR claim by approximately $15.7 million to reflect costs associated with replacement power during a portion of the period that Susquehanna Unit 1 was out of service for refueling and repairs. As a result of the PUC's action, PP&L recorded a charge against income in the first quarter of 1994 for the $15.7 million of unrecovered replacement power costs which reduced earnings by 6 cents per share of PP&L's common stock.

	PP&L filed a complaint with the PUC objecting to the decision to exclude these replacement power costs from the 1994-95 ECR, and subsequently reached a settlement with the complainants and the PUC's Office of Trial Staff on this matter.

	The PUC approved the settlement agreement on February 24, 1995. As a result of this PUC action, PP&L in the first quarter of 1995 recorded a credit to income of $9.7 million which increased earnings by 4 cents per share of PP&L's common stock.

	In March 1995, the PUC approved PP&L's 1995-96 ECR. That ECR, which is about $2.8 million lower than the previous ECR, reflected the recovery of the $9.7 million of previously disallowed replacement power costs.

Special Base Rate Credit Adjustment

	The Special Base Rate Credit Adjustment (SBRCA) has been in effect since April 1, 1991 and reduced PUC-jurisdictional customers' bills for the effects of three nonrecurring items. As a result of the PUC decision, PP&L's SBRCA was changed to exclude that portion of the credit associated with a capacity and energy contract with Atlantic City Electric Company (Atlantic), since the costs recovered from Atlantic were excluded from PUC-jurisdictional base rates. See Note 4 for more details on this contract.

Refund of State Tax Decrease

	In June 1994, legislation was enacted that decreased the Pennsylvania corporate net income tax rate (Pa. CNI) from 12.25% to 11.99% retroactive to January 1, 1994, with further reductions to 10.99%, 10.75% and 9.99% in 1995, 1996 and 1997, respectively. In accordance with the terms of its tariffs, PP&L filed with the PUC a recomputation of its State Tax
Adjustment Surcharge (STAS) to reflect the decreases in state income taxes for 1994 and the first quarter of 1995. The STAS began in July 1994 and reduced customer bills through March 1995 by about $2.7 million. A revised STAS for the April 1995 through March 1996 period went into effect in April 1995 and was expected to reduce customer bills through March 1996 by about $9.2 million. However, in June 1995, legislation was enacted that decreased the Pa. CNI from 10.99% to 9.99% retroactive to January 1, 1995.
In July 1995, PP&L filed with the PUC a recomputation of its STAS to reflect the decrease in the Pa. CNI from 10.99% to 9.99%. This was expected to reduce customer rates by about $16.6 million rather than the $9.2 previously filed.

	As a result of the PUC decision, the Pa. CNI reflected in base rates was changed from 12.25% to 10.99%. PP&L filed a recomputation of its STAS to reflect the new Pa. CNI reflected in base rates as well as revised revenues and taxable income resulting from the base rate filing. The revised STAS, which was approved on October 26, 1995, is expected to reduce customer rates by about $12.9 million. This change will have no effect on PP&L's net income.

FERC-Jurisdictional Rates

	On October 26, 1995, the Federal Energy Regulatory Commission (FERC) approved PP&L's request to recover postretirement benefits other than pensions through its contractual agreements with other major electric utilities, subject to refund after FERC review. Beginning November 1, 1995, PP&L will bill these utilities on an accrual basis for their share of ongoing postretirement costs other than pensions. In addition, each utility will be billed a levelized amount of previously deferred postretirement benefit costs. PP&L expects to recover the previously deferred costs during the contract periods. See Note 4 for more details on these contracts.

	In the October 26, 1995 order, FERC also ordered hearings to evaluate the justness and reasonableness of PP&L's rates in its contractual agreements with Jersey Central Power & Light Company (JCP&L), Atlantic, Baltimore Gas & Electric Company and UGI Corporation. PP&L cannot predict the outcome of these hearings.

	See "Part II. Other Information - Legal Proceedings" for a discussion of litigation by JCP&L against PP&L.

4.  Sales to Other Major Electric Utilities - PP&L

	PP&L provides Atlantic with 125,000 kilowatts of capacity (summer rating) and related energy from its wholly owned coal-fired stations. The agreement with Atlantic originally provided for sales to continue through September 2000.

	On March 20, 1995, Atlantic notified PP&L that it will terminate the agreement on March 20, 1998, pursuant to termination provisions in the agreement. PP&L expects to be able to resell the capacity and energy at prices approximately equal to that received from Atlantic. The agreement's termination is not expected to have a material impact on PP&L's revenues or net income. In 1994, PP&L received about $23.1 million in revenues from this agreement.

	PP&L provides JCP&L with 945,000 kilowatts of capacity and related energy from all of its generating units. Sales to JCP&L will continue at the 945,000 kilowatt level through 1995, with the amount then declining uniformly each year (189,000 kilowatts per year) until the end of the agreement on December 31, 1999. PP&L estimates that annual revenues associated with 189,000 kilowatts of returning capacity from JCP&L are about $40 million and that economy energy sales for 189,000 kilowatts of capacity on the Pennsylvania-New Jersey-Maryland Interconnection Association (PJM) would produce about $25 million of annual revenues. On April 6, 1995, PP&L entered into a new agreement with JCP&L whereby PP&L will provide JCP&L increasing amounts of installed capacity credits and energy from all of its generating units. Sales to JCP&L under this agreement will begin in June 1997 and will continue through May 2004.
Under this agreement, PP&L will provide JCP&L 150,000 kilowatts of capacity credits and energy from June 1997 through May 1998, 200,000 kilowatts from June 1998 through May 1999 and 300,000 kilowatts from June 1999 through May 2004. Sales under the new agreement will be priced based on a predetermined demand factor that escalates over time, plus an energy component based on PP&L's actual fuel-related costs. This agreement with JCP&L must be approved by the FERC and the New Jersey Board of Public Utilities.

	PP&L provides Baltimore Gas & Electric (BG&E) with 129,000 kilowatts or 6.6 percent of its share of capacity and related energy from the Susquehanna station. Sales to BG&E will continue through May 2001.

	PP&L will continue to seek additional opportunities to market its capacity and energy in the bulk power markets which would produce revenues in excess of the amount that would be realized through economy energy sales on the PJM.


5.  Financing Activity - Resources/PP&L

	As a result of a corporate restructuring, as of April 27, 1995, PP&L's 157,300,382 shares of outstanding common stock became Resources' common stock. During the third quarter of 1995, 937,165 shares of Resources' common stock ($18.3 million) were issued through the Dividend Reinvestment Plan (DRIP). At September 30, 1995, Resources had 390,000,000 shares of authorized common stock, $.01 par value, of which 158,407,582 shares were outstanding. In October 1995, Resources issued an additional 653,023 shares of common stock ($15.2 million) through the DRIP.

	In the second quarter of 1995, PP&L acquired in the open market $35.0 million of its First Mortgage Bonds, 9-1/4% Series due 2019, and $50.25 million of its First Mortgage Bonds, 9-3/8% Series due 2021. PP&L intends to retire these bonds within the coming year. The acquisition of these bonds reduced long-term debt outstanding on the Consolidated Balance Sheets of Resources and PP&L.

	In August, PP&L issued $55 million principal amount of First Mortgage Bonds, 6.15% Pollution Control Bonds Series K due 2029, that provided for the refunding of $55 million principal amount of First Mortgage Bonds, 9.375% Pollution Control Bonds Series G, on September 1, 1995.


6.  Credit Arrangements - PP&L

	PP&L issues commercial paper and, from time to time, borrows from banks to provide short-term funds required for general corporate purposes. In addition, certain subsidiaries also borrow from banks to obtain short-term funds. Bank borrowings generally bear interest at rates negotiated at the time of the borrowing. PP&L's weighted average interest rate on short-term borrowings was 5.9% at September 30, 1995.

	PP&L has credit arrangements with banks that produce a total of $295 million of lines of credit to provide back-up for PP&L's commercial paper and short-term borrowings of certain subsidiaries. No borrowings were outstanding at September 30, 1995 under these credit arrangements.

	PP&L leases its nuclear fuel from a trust. The maximum financing capacity of the trust under existing credit arrangements is $200 million.


7.  New Regulatory Assets - PP&L

	PP&L established new regulatory assets as a result of the recent PUC and FERC decisions. These regulatory assets as of September 30, 1995 are as follows (millions of dollars):

	Voluntary early retirement program             $65.7
	Postretirement benefits other than pensions     31.9
	Rate case expenses                               1.5

	                                               $99.1

	The PUC-jurisdictional portion of PP&L's 1994 voluntary early retirement program costs will be recovered through rates over a five-year period beginning September 28, 1995.

	Postretirement benefits other than pensions includes $27.0 million applicable to PUC-jurisdictional customers, which will be recovered through rates over approximately 17 years beginning September 28, 1995. The balance represents postretirement benefits other than pensions applicable to PP&L's contractual agreements with other major electric utilities. PP&L will recover these costs during the contract periods.

	Rate case expenses represent non-payroll costs incurred for the preparation of the recent base rate case applicable to PUC-jurisdictional customers. These costs will be recovered through rates over a four-year period beginning September 28, 1995.

	See Note 3 for more details on "Rate Matters".


8.  Workforce Reductions - PP&L

	As part of its continuing efforts to reduce costs, PP&L offered a voluntary severance program to employees who are members of the bargaining unit. Under the program, bargaining unit employees had until July 7, 1995 to request voluntary severance. Seventy-five employees requested and were granted severance under this program. Additionally, re-engineering efforts led to the displacement and termination of 100 management employees. The cost of severance benefits provided to these management and bargaining unit employees reduced net income for the three and nine months ended September 30, 1995 by $8.3 million, or 5 cents per share of Resources' common stock, and $10.4 million, or 7 cents per share of Resources' common stock, respectively. Annual savings in operating expenses associated with this reduction in employees are estimated to be approximately $12 million.

	PP&L continues its ongoing re-engineering and cost reduction efforts, which are expected to impact the size of PP&L's workforce. As a result of these efforts, PP&L on November 13, 1995, announced that about 300 bargaining unit positions will be eliminated throughout its service territory. Although no specific targets have been set, PP&L currently expects that the present level of 6,730 full time employees will decline to 6,000 or fewer employees over the next few years. As the workforce declines, additional costs may be incurred due to the reductions, in amounts that are not currently determinable.


9.  New Accounting Standard - Resources

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

	Resources does not expect the adoption of SFAS 121 to have a material effect on its net income.


10.  Fourth Quarter 1995 Events - PP&L

	In October 1995, a PP&L subsidiary entered into an agreement to sell one of its subsidiaries that owns coal mining assets. PP&L has determined these assets will not be required for future operations. PP&L estimates that after-tax income of approximately $24 million will be recorded in the fourth quarter upon closing this transaction.

	PP&L is reviewing the level of spare parts at its power plants and the capitalized costs of a new information system. The potential write-off from the above items is not yet determinable, but may eliminate a substantial portion of the gain associated with the sale of the coal assets.


11.  Commitments and Contingent Liabilities - PP&L

	There have been no material changes related to PP&L's commitments and contingent liabilities since PP&L filed its 1994 Form 10-K, except for the discussions below regarding the denial of plaintiff's motion for class certification in the Fuel Oil Dealers' Litigation and environmental matters.

	For discussion pertaining to PP&L's financing matters, see Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Financial Condition - Financing Programs."

Nuclear Operations

	PP&L is a member of certain insurance programs which provide coverage for property damage to members' nuclear generating stations. Facilities at the Susquehanna station are insured against property damage losses up to $3.6 billion under these programs. PP&L is also a member of an insurance program which provides insurance coverage for the cost of replacement power during prolonged outages of nuclear units caused by certain specified conditions. Under the property and replacement power insurance programs, PP&L could be assessed retrospective premiums in the event of the insurers' adverse loss experience. The maximum amount PP&L could be assessed under these programs at September 30, 1995 was about $41.7 million.

	Nuclear Regulatory Commission regulations require that in the event of an accident, where the estimated cost of stabilization and decontamination exceeds $100 million, proceeds of property damage insurance be segregated and used, first, to place and maintain the reactor in a safe and stable condition and, second, to complete required decontamination operations before any insurance proceeds would be made available to PP&L or the trustee under the Mortgage. PP&L's on-site property damage insurance policies for the Susquehanna station conform to these regulations.

	PP&L's public liability for claims resulting from a nuclear incident at the Susquehanna station is limited to about $8.9 billion under provisions of The Price Anderson Amendments Act of 1988 (the Act). PP&L is protected against this liability by a combination of commercial insurance and an industry assessment program. A utility's liability under the assessment program will be indexed not less than once during each five-year period for inflation and will be subject to an additional surcharge of 5% in the event the total amount of public claims and costs exceeds the basic assessment. In the event of a nuclear incident at any of the reactors covered by the Act, PP&L could be assessed up to $151 million per incident, payable at a rate of $20 million per year, plus the additional 5% surcharge, if applicable.

Fuel Oil Dealers' Litigation

	In August 1991, a group of fuel oil dealers in PP&L's service area filed a complaint against PP&L in United States District Court for the Eastern District of Pennsylvania (District Court) alleging that certain of PP&L's marketing activities had violated and continue to violate the federal antitrust laws. The complaint requested judgment against PP&L for a sum in excess of $10 million for the alleged antitrust violations, treble the damages alleged to have been sustained by the plaintiffs. In addition, the complaint requested a permanent injunction against all activities found to be illegal.

	In April 1992, another fuel oil dealer in PP&L's service area filed a class action complaint against PP&L in the District Court alleging, as did the August 1991 complaint, that certain of PP&L's marketing activities had violated and continue to violate the federal antitrust laws. The complaint also alleged that PP&L engaged in a civil conspiracy and unfair competition in violation of Pennsylvania law.

	The plaintiff sought to represent as a class all fuel oil dealers in PP&L's service area. The complaint requested a permanent injunction against all activities found to be illegal and treble the damages alleged to have been sustained by the class. No specific damage amount was set forth in the complaint. This second antitrust complaint was consolidated with the August 1991 complaint for pre-trial purposes. In April 1995, the District Court denied plaintiff's motion for class certification.

	PP&L has been granted summary judgment on many of these claims. Still pending before the District Court are the plaintiffs' claims regarding
PP&L's alleged agreements with developers that their developments consist of only electrically heated units (all-electric agreements) and the state law claims related to such agreements.

	In addition, in June 1994 plaintiffs filed an amended complaint in District Court alleging that PP&L's former residential conversion program, under which cash grants were offered to contractors and homeowners to convert from fossil fuel heating systems to electric systems, also violated the federal antitrust laws.

	PP&L cannot predict the outcome of this litigation.

Environmental Matters

	The Federal Clean Air Act Amendments of 1990 (Clean Air Act) deal, in part, with acid rain under Title IV, attainment of federal ambient ozone standards under Title I, and toxic air emissions under Title III. PP&L has complied with the Phase I acid rain provisions under Title IV. More stringent Phase II limits for sulfur dioxide reductions are required by January 2000. To meet the Phase II limits, PP&L plans to purchase lower sulfur coal, consume banked emission allowances and purchase additional emission allowances instead of relying on flue gas desulfurization equipment (FGD). PP&L's decision to not install FGD, with an estimated capital cost of $413 million, on the two 750,000 kilowatt coal-fired generating units at the Montour station represents a significant reduction in capital expenditures.

	PP&L has met the requirements under Title I to install reasonably available control technology to reduce nitrogen oxide emissions. A further two-phase nitrogen oxides reduction from pre-Clean Air Act levels has been proposed for the area where PP&L's plants are located, a 55% reduction by May 1999 and a 75% reduction by 2003, unless scientific studies expected to be completed by 1997 indicate a different reduction is appropriate. The reductions would be required during a five-month ozone season from May through September. Expenditures to meet the 1999 requirements are disclosed in the table of projected construction expenditures and discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Financial Condition - Capital Expenditure Requirements".

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

	PP&L currently estimates that additional capital expenditures and operating costs for environmental compliance will be incurred beyond 2000 in amounts which are not now determinable but could be material.

	The Pennsylvania Air Pollution Control Act implements the Clean Air Act. The state legislation essentially requires that new state air emission standards be no more stringent than federal standards. This legislation is not expected to significantly affect PP&L's plans for compliance with the Clean Air Act.

	The PUC's policy regarding the trading and usage of, and the ratemaking treatment for, emission allowances by Pennsylvania electric utilities provides, among other things, that the PUC will not require approval of specific transactions and the cost of allowances will be recognized as energy-related power production expenses and recoverable through the ECR.

	The Pennsylvania Department of Environmental Protection (DEP), formerly Department of Environmental Resources, regulations governing the handling and disposal of industrial (or residual) solid waste require PP&L to submit detailed information on waste generation, minimization and disposal practices. They also require PP&L to upgrade and repermit existing ash basins at all of its coal-fired generating stations by applying updated standards for waste disposal. Ash basins that cannot be repermitted are required to close by July 1997. Any groundwater contamination caused by the basins must also be addressed. Any new ash disposal facility must meet the rigid site and design standards set forth in the regulations. In addition, the siting of future facilities at PP&L facilities could be affected.

	To address the DEP regulations, PP&L is moving forward with its plan to install dry fly ash handling systems at the Brunner Island, Sunbury and Holtwood stations. PP&L, with siting assistance from a public advisory group, has chosen mine sites at which to use the dry fly ash from the Sunbury and Holtwood stations for reclamation. In addition, PP&L is pursuing opportunities to beneficially use coal ash from the Brunner Island station in various roadway construction projects in the vicinity of the plant that may delay or preclude the need for a new disposal facility.

	Groundwater degradation related to fuel oil leakage from underground facilities and seepage from coal refuse disposal areas and coal storage piles has been identified at several PP&L generating stations. Many requirements of the DEP regulations address these groundwater degradation issues. PP&L has reviewed its remedial action plans with the DEP.
Remedial work is substantially completed at two generating stations.
There is nothing to indicate remedial work will be required at other PP&L generating stations.

	The DEP regulations to implement the toxic control provisions of the Federal Water Quality Act of 1987 and to advance Pennsylvania's toxic control program authorize the DEP to use both biomonitoring and a water quality based chemical-specific approach in the National Pollutant
Discharge Elimination System (NPDES) permits to control toxics. The current Montour station NPDES permit contains very stringent limits for certain toxic metals and increased monitoring requirements. Toxic reduction studies are being conducted at the Montour station before the permit limits become effective. Depending on the results of the studies, additional water treatment facilities may be needed at the Montour station. Improvements and upgrades are being planned for the Sunbury, Brunner Island and Holtwood stations' waste water treatment systems to meet the anticipated NPDES permit requirements.

	In June 1995, the DEP ordered a PP&L subsidiary to abate seepage allegedly discharged from a mine formerly operated by that subsidiary. The subsidiary currently does not believe that it is responsible for this seepage and is contesting the DEP order. A consultant was hired to perform additional testing to determine the source of the seepage. If no direct connection exists between the mine water and the seepage, no abatement is required.

	Capital expenditures through 2000, to comply with the residual waste regulations, correct groundwater degradation at fossil-fueled generating stations and address waste water control at PP&L facilities, are discussed in the table of construction expenditures in the Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Financial Condition - Capital Expenditure Requirements". PP&L currently estimates that about $30 million of additional capital expenditures could be required beyond 2000. Actions taken to correct groundwater degradation, to comply with the DEP's regulations and to address waste water control are also expected to result in increased operating costs in amounts which are not now determinable but could be material.

	PP&L has signed a Consent Order with the DEP to address a number of sites where PP&L may be liable for remediation of contamination. This may include potential polychlorinated biphenyl contamination at certain of PP&L's substations and pole sites; potential contamination at a number of coal gas manufacturing facilities formerly owned and operated by PP&L; and oil or other contamination which may exist at some of PP&L's former generating facilities. As a current or past owner or operator of these sites, PP&L may be liable under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (Superfund), or other laws for the costs associated with addressing any hazardous substances at these sites.

	These sites have been prioritized based upon a number of factors, including any potential human health or environmental risk posed by the site, the public's interest in the site, and PP&L's plans for the site. Under the Consent Order, PP&L will not be required by DEP to spend more than $5 million per year on investigation and remediation at those sites covered by the Consent Order.

	At September 30, 1995, PP&L had accrued $11.7 million, representing the amount PP&L can reasonably estimate it will have to spend to remediate sites involving the removal of hazardous or toxic substances including those covered by the Consent Order mentioned above. PP&L is involved in several other sites where it may be required, along with other parties, to contribute to such remediation. Some of these sites have been listed by the EPA under Superfund, and others may be candidates for listing at a future date. Future cleanup or remediation work at sites currently under review, or at sites currently unknown, may result in material additional operating costs which PP&L cannot estimate at this time. In addition, certain federal and state statutes, including Superfund and the Pennsylvania Hazardous Sites Cleanup Act, empower certain governmental agencies, such as the EPA and the DEP, to seek compensation from the responsible parties for the lost value of damaged natural resources. The EPA and the DEP may file such compensation claims against the parties, including PP&L, held responsible for cleanup of such sites. Such natural resource damage claims against PP&L could result in material additional liabilities.

	Concerns have been expressed by some members of the scientific community and others regarding the potential health effects of electric and magnetic fields (EMF). These fields are emitted by all devices carrying electricity, including electric transmission and distribution lines and substation equipment. Federal, state and local officials are focusing increased attention on this issue. PP&L is actively participating in the current research effort to determine whether or not EMF causes any human health problems and is taking steps to reduce EMF, where practical, in the design of new transmission and distribution facilities. PP&L is unable to predict what effect the EMF issue might have on PP&L operations and facilities and the associated cost.

	In complying with statutes, regulations and actions by regulatory bodies involving environmental matters, including the areas of water and air quality, hazardous and solid waste handling and disposal and toxic substances, PP&L may be required to modify, replace or cease operating certain of its facilities. PP&L may also incur material capital expenditures and operating expenses in amounts which are not now determinable.

        PP&L Resources, Inc. and Pennsylvania Power & Light Company

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations

	Effective April 27, 1995, PP&L Resources, Inc. (Resources), which had been a wholly owned subsidiary of Pennsylvania Power & Light Company
(PP&L), became the parent holding company of PP&L. As of the effective date, the holders of PP&L common stock became holders of Resources common stock and the stock certificates representing PP&L common stock now represent Resources common stock. Also effective April 27, 1995, Power Markets Development Company (PMDC), a subsidiary of PP&L, became a direct subsidiary of Resources. In July 1995, Resources incorporated a new subsidiary, Spectrum Energy Services Corporation (Spectrum), to pursue unregulated business opportunities that are allied to the energy business.

	PP&L is the principal subsidiary of Resources and, as such, this discussion explains material changes in results of operations as reflected in both Resources' and PP&L's Consolidated Statements of Income and also focuses on recent trends and events affecting Resources' and PP&L's financial conditions. This discussion should be read in conjunction with the section entitled "Review of the Company's Financial Condition and Results of Operations" in PP&L's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1994.


                        Results of Operations

	The following explains material changes in principal items on the Consolidated Statements of Income comparing the three months and nine months ended September 30, 1995 to the comparable periods ended September 30, 1994.

	The Consolidated Statements of Income reflect the results of past operations and are not intended as any representation of the results of future operations. Future results of operations will necessarily be affected by various and diverse factors and developments. Because results for interim periods can be disproportionately influenced by various factors and developments and by seasonal variations, the results of operations for interim periods are not necessarily indicative of results or trends for the year.

Earnings - Resources

                                             Comparison of Earnings
                                                  September 30,
                                        3 Months Ended     9 Months Ended
                                          1995    1994      1995     1994

Earnings per share - actual              $0.55   $0.46     $1.48    $1.46
Weather variance                         (0.05)  (0.02)     0.01    (0.10)
Earnings per share,
  weather-normalized                      0.50    0.44      1.49     1.36
Employee reduction programs:
  Voluntary early retirement program-PUC (0.24)            (0.24)
  Other employee reductions               0.07              0.07
One-time adjustments:
  Recovery of postretirement benefits
    other than pensions-PUC              (0.10)            (0.10)
  Disallowance of Susquehanna Unit No. 1
    deferred operating and capital costs  0.13              0.13
  Recovery of purchased power costs                        (0.04)
  Recognition of deferred tax liabilities
    relating to undeveloped coal
    reserves                              0.03              0.03
  Expensing deferred PUC-jurisdictional
    postretirement benefits - applicable
    to 1993                                                          0.04
  Unrecovered purchased power costs      _____   _____     _____     0.06
       Earnings Per Share-Normalized     $0.39   $0.44     $1.34    $1.46

	The reductions in earnings excluding weather, employee reduction programs and one-time adjustments for the three and nine months ended September 30, 1995 and 1994 were primarily due to the annual increase in depreciation for the Susquehanna station and the depreciation of PP&L's other new property placed in service.

	Several key initiatives have been put in place to improve financial performance. These initiatives include:

     o	A $671 million reduction in capital expenditures over the five-year period 1996-2000, including reductions of $93 million and $220 million for 1996 and 1997, respectively; these reductions reflect, among other things, a decision to not install flue gas desulfurization equipment (FGD) at PP&L's Montour station;

     o	Except for common equity capital to be provided through sales of common stock under the Dividend Reinvestment Plan (DRIP) by Resources, PP&L expects to meet all of its construction expenditures and debt maturities through internally generated funds during the five-year period 1996-2000;

     o	A planned 8% ($56 million) reduction in operation and maintenance costs by the year 2000; and

     o	Marketing and economic development activities to achieve an average compound growth rate of about 2% annually in sales to service area customers through the year 2000.

	Resources and PP&L believe that the PUC's September 27, 1995 rate decision (PUC decision) and these initiatives should result in financial performance that will permit Resources to increase shareowner value, including growth in earnings per share and in the dividend on common stock over the long term. Actual sales growth and improvement in earnings and financial performance will depend upon economic conditions, the levels of consumption, the impact of increasing competition in the electric utility industry, the effects of regulation and other factors. Additionally, PP&L remains committed to a corporate objective of keeping its prices as stable as possible and maintaining customer rates that compare favorably with those of neighboring utilities.

	See Financial Note 3 for detailed information about PP&L's recent Pennsylvania Public Utility Commission (PUC) decision.

Electric Energy Sales - PP&L

System Sales

	System, or service area, sales for the three months ended September 30, 1995 were approximately 8.1 billion kwh, an increase of 368 million kwh, or 4.7%, over the three months ended September 30, 1994. Sales for the third quarter of 1995 to residential, commercial, and industrial customers increased 6.9%, 5.3%, and 2.7%, respectively, over the comparable period in 1994.

	System sales were approximately 24.7 billion kwh for the nine months ended September 30, 1995, essentially unchanged from the nine months ended September 30, 1994. Sales in the residential customer category were lower for the nine months ended September 30, 1995 than for the comparable period in 1994, primarily due to the extreme cold weather in the first quarter of 1994 compared to milder weather in the first quarter of 1995. However, sales in the commercial and industrial customer categories were higher in the first nine months of 1995 than in the comparable period in 1994. Industrial sales, which are not affected by weather conditions, increased in each of the first three quarters of 1995 and each quarter of 1994. Industrial sales are an important indicator of the economic health of PP&L's service area.

	Weather-normalized system sales totaled 24.7 billion kwh for the nine months ended September 30, 1995. This represents an increase of 559 million kwh, or 2.3%, over the same period in 1994. Weather-normalized sales to residential, commercial, and industrial customers were higher in the first nine months of 1995 than in the first nine months of 1994.

Sales to Other Major Electric Utilities

	For the three months ended September 30, 1995, contractual sales to other major utilities were 2.3 billion kwh, 31.1% higher than the comparable period in 1994, while sales to Pennsylvania-New Jersey-Maryland Interconnection Association (PJM) were 915 million kwh, or 40.4% lower than the comparable period in 1994. These fluctuations were primarily due to an increase in direct two-party sales to other utilities versus sales to the PJM.

	Contractual sales to other major utilities for the nine months ended September 30, 1995 were 5.8 billion kwh, 23.7% higher than the comparable period in 1994, while sales to the PJM for the nine months ended September 30, 1995, were 1.9 billion kwh, 23.3% lower than the comparable period in 1994. These changes were primarily due to an increase in direct two-party sales to other utilities versus sales to PJM. See Financial Note 4 for a discussion on PP&L's long-term contracts with other major utilities.

Rate Matters - PP&L

	On September 27, 1995, the PUC issued a final order with respect to the base rate case filed by PP&L on December 30, 1994.

	PP&L's request to increase base rates, which was its first in ten years, sought to increase PUC-jurisdictional revenues by $261.6 million, or about 11.7%. The PUC decision in the rate case grants PP&L a $107 million increase based on test year conditions. An allocation of a $22 million credit to base rates from the Energy Cost Rate (ECR) will produce an $85 million, or about 3.8%, increase in PUC-jurisdictional revenues effective September 28, 1995.

	See Financial Note 3 for detailed information about PP&L's base rate filing with the PUC as well as information about other rate matters.

Operating Revenues - PP&L

	Changes in total operating revenues were attributable to the following:

               September 30, 1995 vs. September 30, 1994
                           (Millions of Dollars)

                                    Three Months      Nine Months
                                        Ended             Ended

Sales volume & sales mix effect         $16.3            $ 28.7
Weather effect                            8.8             (37.1)
Energy revenues                           3.7             (43.0)
Replacement power costs                     -              25.4
Reduction in PA corporate income tax     (2.9)            (10.9)
Sales to other major utilities           14.3              12.6
PJM energy sales                        (13.0)            (21.0)
Capacity-related and transmission
  entitlement transactions               (7.1)             (9.0)
Other                                     1.0               2.4
                                        $21.1            $(51.9)

	Lower energy revenues of $43.0 million for the nine months ended September 30, 1995, were partially offset by a $25.4 million increase in revenues due to replacement power costs, which was the result of a $15.7 million decrease in revenues in the first quarter of 1994 for the unrecovered replacement power costs and a $9.7 million increase in revenues in the first quarter of 1995 for the partial recovery of these replacement power costs. The net effect on energy costs is a $17.6 million decrease in 1995 from the comparable period in 1994.

	Revenues from capacity-related sales and transmission entitlements for the three and nine months ended September 30, 1995, were lower than the comparable periods in 1994 due to the end of one of PP&L's long-term contracts for capacity credit sales.

Fuel Expense - PP&L

	Fuel expense for the three months ended September 30, 1995 increased $8.2 million, 6.9% from the comparable period in 1994 due to:

   Components of               Steam Stations          Combustion
    Fuel Cost -           Coal-      Oil-    Nuclear-  Turbines &
Thousands of Dollars      Fired     Fired     Fired     Diesels     Total

Higher (Lower) Output    $ 8,917   $ 7,004   $(1,611)    $1,052   $15,362
Higher (Lower) Price
  of Fuel                 (2,457)   (1,551)   (3,183)         5    (7,186)
                         $ 6,460   $ 5,453   $(4,794)    $1,057   $ 8,176

	Fuel expense for the nine months ended September 30, 1995 decreased $38.6 million, 10.6% from the comparable period in 1994 due to:

   Components of               Steam Stations          Combustion
    Fuel Cost -           Coal-      Oil-    Nuclear-  Turbines &
Thousands of Dollars      Fired     Fired     Fired     Diesels     Total

Higher (Lower) Output    $ 9,903  $(40,533)  $ 7,033    $(1,004) $(24,601)
Higher (Lower) Price
  of Fuel                 (7,021)    2,928    (9,920)        23   (13,990)
                         $ 2,882  $(37,605)  $(2,887)   $  (981) $(38,591)

	Total generation for the three and nine months ended September 30, 1995 increased 4.5% and 3.5% from the comparable periods in 1994, respectively. The increased generation was due to higher system sales for the three months ended September 30, 1995 and lower power purchases for the nine months ended September 30, 1995.

Other Operation, Maintenance and Depreciation Expenses - PP&L

	Other operating expenses decreased $8.1 million and $11.4 million, respectively, for the three and nine months ended September 30, 1995 over the comparable periods in 1994. These decreases were primarily due to the regulatory effects of accounting for Statement of Financial Accounting Standards (SFAS) 106, "Employees' Accounting for Postretirement Benefits Other Than Pensions", as discussed in 'Post Retirement Benefits Other Than Pensions'. Excluding these effects, other operating expense increased $19.2 million and $32.3 million, respectively, for the three and nine months ended September 30, 1995.

	For the three months ended September 30, 1995, $14.3 million of the increase was applicable to the costs associated with PP&L's workforce reductions while another $6.5 million was due to its increased re-engineering efforts and computer network support costs.

	The increase for the nine months ended September 30, 1995 was due to $17.7 million applicable to the costs associated with PP&L's workforce reductions with an additional $17.0 million applicable to increased costs for computer network support which should increase future productivity.

	Maintenance expense decreased $4.7 and $10.0 million, respectively, for the three and nine months ended September 30, 1995. This decrease is primarily due to PP&L's continuing efforts to reduce maintenance costs and achieve longer operating cycles at selected fossil-fueled plants.

	Depreciation expense increased $8.7 million and $26.1 million, respectively, for the three and nine months ended September 30, 1995, compared to the same period in 1994. Higher depreciation expense reflects the annual increase associated with the method of depreciating the Susquehanna station and the depreciation of new property placed in service by PP&L. The PUC decision allows PP&L to levelize the annual amount of depreciation on pre-1989 property for its Susquehanna station at $173 million for the period October 1, 1995 through December 31, 1998. This levelization eliminates the previously scheduled annual increase in depreciation expense resulting from the modified sinking fund method of depreciation. As part of its proposal to levelize depreciation, PP&L agreed to automatically reduce annual Susquehanna station depreciation on January 1, 1999 with a related reduction in base rates to reflect the return to straight line depreciation.

	PP&L continues its ongoing re-engineering and cost reduction efforts, which are expected to impact the size of PP&L's workforce. As a result of these efforts, PP&L on November 13, 1995, announced that about 300 bargaining unit positions will be eliminated throughout its service territory. Although no specific targets have been set, PP&L currently expects that the present level of 6,730 full time employees will decline to 6,000 or fewer employees over the next few years. As the workforce declines, additional costs may be incurred due to the reductions, in amounts that are not currently determinable. See Financial Note 8 for detailed information on workforce reductions.

Postretirement Benefits Other Than Pensions - PP&L

	As a result of the PUC decision, PP&L recorded in September 1995 a $27.0 million credit to income that represents the amount resulting from the adoption of SFAS 106 that would have been deferred from January 1, 1993 through September 30, 1995 but for a 1994 Pennsylvania Commonwealth Court (Commonwealth Court) decision [now awaiting possible Pennsylvania Supreme Court review] which reversed a PUC order and ruled that PP&L could not recover these deferred costs. At that time, PP&L began to expense the increased costs applicable to operations that would otherwise have been deferred and wrote off such costs deferred from January 1, 1993.

	For the three and nine months ended September 30, 1995, retiree benefit costs charged to operating expense decreased $27.3 million and $43.7 million, respectively, from the comparable periods in 1994. The change for the third quarter is primarily due to the PUC decision in September 1995 while the decrease for the nine month periods is due to the PUC decision and the charge of $17.0 million ($10.8 million of which is applicable to 1993) in the second quarter of 1994 as a result of the Commonwealth Court decision.

	See Financial Notes 3 and 7 for more details on the PUC decision and "New Regulatory Assets - PP&L".

Income Taxes - Resources/PP&L

	For the three months ended September 30, 1995 income tax expense increased $44.4 million, or 79.3%, over the comparable period in 1994. This is primarily due to an increase in Resources' pre-tax income of $61.6 million, expensing deferred tax assets of $11.4 million as a result of the PUC decision, and recognizing deferred tax liabilities of $4.1 million relative to undeveloped coal reserves. Partially offsetting these increases was a $1.2 million decrease resulting from the reduction of the Pennsylvania corporate net income tax rate from 11.99% to 9.99%.

	For the nine months ended September 30, 1995 income tax expense increased $36.6 million, or 20.1%, over the comparable period in 1994. This resulted primarily from an increase in Resources' pre-tax income of $46.0 million and the one-time adjustments related to the PUC decision and undeveloped coal reserves described above. Partially offsetting these increases was a $5.9 million decrease resulting from the reduction of the Pennsylvania corporate net income tax rate.

	See Financial Note 3 for more details on "Rate Matters".

Voluntary Early Retirement Program - PP&L

	In the PUC decision, PP&L was permitted to recover the PUC-jurisdictional portion of the cost, or $65.7 million, of its 1994 voluntary early retirement program in customer rates over a period of five years.
The estimated annual savings of $35 million were also reflected in the allowed base rates.

	See Financial Notes 3 and 7 for more details on the PUC decision and "New Regulatory Assets - PP&L".

Other Income and (Deductions) - Other-Net - Resources

	'Other-net' decreased for the three and nine months ended September 30, 1995, $20.5 and $15.1 million, respectively, compared to the same periods in 1994. These decreases are primarily due to a $10.5 million charge to expense associated with evaluating and responding to PECO Energy Company's unsolicited proposal to acquire Resources and the $8.9 million write-off of the Susquehanna Unit No. 1 deferred operating and capital costs which were disallowed in the PUC decision. Partially offsetting these decreases was an increase of $2.9 million in the equity earnings in PP&L's subsidiaries for the nine months ended September 30, 1995 over the comparable period in 1994.

Fourth Quarter 1995 Events - PP&L

	In October 1995, a PP&L subsidiary entered into an agreement to sell one of its subsidiaries that owns coal mining assets. PP&L has determined these assets will not be required for future operations. PP&L estimates that after-tax income of approximately $24 million will be recorded in the fourth quarter upon closing this transaction.

	PP&L is reviewing the level of spare parts at its power plants and the capitalized costs of a new information system. The potential write-off from the above items is not yet determinable, but may eliminate a substantial portion of the gain associated with the sale of the coal assets.



Financial Condition

Reduction in Capital Expenditure Requirements - PP&L

	The schedule below shows PP&L's current capital expenditure projections for the years 1995-2000. This schedule reflects the $671 million reduction in capital expenditures over the period 1996 through 2000, as previously discussed.

Capital Expenditure Requirements (a)

                                      ------------Projected---------------
                                      1995  1996  1997    1998  1999  2000
                                             (Millions of Dollars)

	Construction expenditures
	  Generating facilities          $102  $ 80  $ 63    $ 68  $ 56  $ 61
	  Transmission and distribution
	    facilities                    167   146   140     142   145   150
	  Environmental                    42    33    25      33    25     3
	  Other                            60    49    30      22    18    17
	                                  371   308   258     265   244   231

	Nuclear fuel owned and leased      54    91    64      64    65    66
	Other leased property              39     7     7       7     8     8

	     Total                       $464  $406  $329    $336  $317  $305

(a)	Construction expenditures include Allowance for Funds Used During
Construction which is expected to be less than $20 million in each of the years 1995-2000.

	A significant portion of the reduction in construction expenditures during this period reflects PP&L's decision to not install flue gas desulfurization equipment (FGD) on the two 750,000 kilowatt coal-fired generating units at the Montour station with an estimated capital cost of $413 million. Instead of relying on the FGD to achieve compliance with the Phase II requirements of the Federal Clean Air Act Amendments of 1990 (Clean Air Act), PP&L plans to purchase low sulfur coal, consume banked emission allowances and purchase additional emission allowances.

	PP&L also has reduced its projected construction expenditures for transmission and distribution facilities during this period by about $120 million and reduced its expenditures for construction improvements at fossil-fueled and hydro generating stations by $78 million from the amounts included in the 1995 Construction Budget. Reductions in construction expenditures previously expected to be spent for the development of a new customer information system and other projects over the 1996-2000 period account for another $60 million of reductions in capital spending.

Financing Programs - Resources/PP&L

	Resources will continue to obtain common equity capital through the operation of the DRIP and PP&L's Employee Stock Ownership Plan (ESOP).
From January through October 1995, Resources obtained $72.2 million of common equity through the DRIP. It is expected that the DRIP will be continued during the years 1996 and 1997, resulting in proceeds of about $70 million annually, and that the ESOP will be continued during the years 1996 through 2000, with expected proceeds of about $8 million annually.

	In August 1995, PP&L issued $55 million of First Mortgage Bonds, 6.15% Pollution Control Bonds Series K due 2029, that provided for the refunding of $55 million First Mortgage Bonds, 9.375% Pollution Control Bonds Series
G, on September 1, 1995. In addition, PP&L plans to issue up to $250 million of first mortgage bonds in 1995 to retire higher cost bonds purchased in the open market earlier in 1995 and to reduce its short-term debt.

	PP&L also anticipates the issuance of $116 million of unsecured notes in early 1996 in order to redeem higher-cost bonds through the maintenance and replacement fund provisions of PP&L's Mortgage.

	Except for funds derived from sales of common stock by Resources, as described above, Resources expects that internally generated funds (after provision for dividends) will be adequate to meet its capital requirements and $415 million of debt maturities for the years 1996-2000. PP&L has no preferred stock sinking fund requirements during 1996-2000.

	To enhance financing flexibility, a $250 million revolving credit arrangement is maintained with a group of banks and is used principally as a back-up for PP&L's commercial paper, and $45 million in credit arrangements are maintained with a group of banks to provide back-up for PP&L's commercial paper and short-term borrowings of certain subsidiaries. No borrowings were outstanding at September 30, 1995 under these arrangements.

Financial Indicators - Resources

	The ratio of pre-tax income to interest charges was 3.5 and 3.3, respectively, for the nine months ended September 30, 1995 and 1994. The annual per share dividend rate on common stock remained unchanged at $1.67 per share. The ratio of the market price to book value of common stock was 145% at September 30, 1995 compared with 123% at September 30, 1994.

Commitments and Contingent Liabilities - PP&L

	There have been no material changes related to PP&L's commitments and contingent liabilities since PP&L filed its 1994 Form 10-K, except for the discussions in Financial Note 11, "Commitments and Contingent Liabilities", regarding the denial of plaintiff's motion for class certification in the Fuel Oil Dealers' Litigation and environmental matters.

Increasing Competition

	See "Earnings-Resources" for a discussion of PP&L's strategic initiatives to improve financial performance and enhance its competitive position.

Regulatory Developments - PP&L

	In May 1994, the PUC ordered a generic investigation to examine the role of competition in Pennsylvania's electric utility industry. The purpose of the investigation is to solicit input regarding the potential impact of competition on the state's electric utilities and their customers. The first phase of the investigation was a paper proceeding to gather and analyze data at both the wholesale and retail levels of the electric utility industry. Interested parties filed written comments addressing the following specific topics: wheeling - issues and impact, consumer issues, safety and reliability, the impact of market structure changes and legal issues. PP&L submitted comments in response to the PUC order.

	The second phase of the investigation will involve hearings to accept testimony from interested parties. These hearings, commencing in December 1995, will be presided over by the PUC Commissioners and an Administrative Law Judge.

	In March 1995, the Federal Energy Regulatory Commission (FERC) issued a major Notice of Proposed Rulemaking (NOPR) primarily dealing with open access to transmission lines and recovery of stranded costs. The NOPR would require all utilities to file open access tariffs available to all wholesale sellers and buyers of electricity. The tariffs must offer point-to-point and network services, as well as ancillary services. A utility would have to offer these services to all eligible customers on a basis comparable to the services the utility provides to itself. A utility must take service under its transmission access tariff for its own wholesale sales and purchases. The NOPR would not affect existing transmission agreements.

	The NOPR also provides that utilities are entitled to recover all "legitimate, prudent and verifiable stranded costs" incurred as a result of rendering transmission services pursuant to their tariffs. The FERC proposes to provide recovery mechanisms for wholesale stranded costs, including stranded costs resulting from municipalization. The NOPR contains filing requirements for utilities to seek recovery of wholesale stranded costs. Wholesale contracts signed after July 11, 1994 must contain explicit provisions authorizing recovery of stranded costs. For contracts signed before this date, a utility may seek recovery if it can show that it had a reasonable expectation of continuing to serve the customer after the contract term and that it has made reasonable efforts to mitigate any stranded costs. PP&L's contracts with its 18 FERC wholesale customers were signed before July 11, 1994.

	The states have responsibility for adopting policies concerning recovery of stranded costs resulting from retail wheeling transactions. Under the NOPR, the FERC will assert jurisdiction over such costs only if the states lack authority to deal with stranded costs.

	Initial comments on the open access and stranded cost recovery portions of the NOPR were due by August 7, 1995. PP&L filed comments on the NOPR.

New Markets - Resources

	One of Resources' strategic initiatives is to invest in power-related businesses outside of PP&L's service territory, both domestically and in foreign countries. To take advantage of these new business opportunities, PP&L formed a holding company structure, effective April 27, 1995, after receiving all necessary regulatory approvals and shareowner approval at PP&L's 1995 annual meeting. As a result of this restructuring, PP&L became a direct subsidiary of Resources.

	In March 1994, PP&L incorporated a new subsidiary, PMDC, and made an initial investment of $50 million in this new subsidiary. Effective April 27, 1995, PMDC became a subsidiary of Resources. PMDC will engage in unregulated business activities through investments in world-wide power markets. On July 13, 1995, PMDC invested $10.1 million as part of a consortium that is part owner of an electric generating company in Bolivia and , on October 11, 1995, committed to invest up to $10 million as a partner in a fund which will invest in Latin American generation, transmission and distribution business.

	In July 1995, Resources formed another unregulated subsidiary, Spectrum, to pursue opportunities to offer energy-related products and services to PP&L's existing customers and to others beyond PP&L's service territory. Other subsidiaries may be formed to take advantage of new business opportunities.

Proposed Acquisition by
PECO Energy Company

	On August 14, 1995, PECO publicly announced a proposal to acquire Resources. The PECO proposal was made to the Board of Directors of Resources. Under this proposal, each share of Resources common stock would have been converted into 0.865 of a share of PECO common stock.

	On September 5, 1995, the Resources' Board of Directors, after due consideration and review of the PECO proposal, unanimously voted to reject the PECO proposal. The Resources' Board of Directors concluded that the PECO proposal was not in the best interests of Resources, its shareowners, customers, employees or the communities it serves.

	On October 23, 1995, PECO made a revised acquisition proposal for consideration by the Resources' Board of Directors. Under the revised proposal, Resources' shareowners would have received 0.921 shares of PECO common stock for each share of outstanding Resources' common stock which they owned. PECO stated that the revised proposal was its "final offer." On November 1, 1995, Resources' Board of Directors, after a comprehensive analysis, unanimously voted to reject PECO's revised proposal. The Board concluded that PECO's revised proposal was not in the best interests of Resources and its shareowners, customers, employees or the communities it serves. Later that same day, PECO withdrew its proposal to acquire Resources and stated that it would take no further action to pursue such a transaction.

Certain Litigation

	On October 2, 1995, a shareowner of Resources sent a letter to the Board (Demand Letter) which, among other things, requested that Resources "commence legal proceedings" against each of the directors "for failing to prudently exercise [their] fiduciary duties to Resources and its shareholders" in regard to the PECO proposal.  Resources' Board considered the Demand Letter at meetings held on October 25 and November 1, 1995, and determined unanimously in the exercise of its business judgment that commencement by Resources of legal proceedings against the directors as requested in the Demand Letter would not be in the best interests of
Resources.  	On November 1, 1995, Resources filed an action for declaratory judgment in the Court of Common Pleas for Lehigh County, Pennsylvania against this shareowner. The action seeks, among other things, a judgment that the Resources Board's determination to refuse the shareowner's demand was a valid exercise of its business judgment.

                          PP&L RESOURCES, INC. AND
            PENNSYLVANIA POWER & LIGHT COMPANY AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

	Reference is made to Note 3 to Financial Statements for information concerning rate matters.

	Reference is made to Note 11 to Financial Statements for information concerning two complaints filed against PP&L by fuel oil dealers alleging that PP&L's promotion of electric heat pumps and off-peak storage systems had violated and continues to violate the federal antitrust laws.

	Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations - "Proposed Acquisition by PECO Energy Company - Certain Litigation" for information concerning a Demand Letter sent to the Resources Board by a shareowner and a declaratory judgment action by Resources.

	In August 1995, Jersey Central Power & Light Company (JCP&L) filed a complaint against the Company with the Federal Energy Regulatory Commission
(FERC). JCP&L purchases 945 MW of capacity and energy from PP&L pursuant to an agreement that was accepted by FERC in 1984. (Under the terms of that agreement, beginning on January 1, 1996, the amount of capacity and energy purchased by JCP&L decreases yearly by 189 MW until the contract terminates on December 31, 1999). In its complaint, JCP&L alleges that PP&L inappropriately allocated certain costs to JCP&L related to Susquehanna depreciation, auxiliary facilities and services, PP&L's voluntary early retirement program, environmental liability reserves, and other items. JCP&L also alleges that it should receive Clean Air Act emission allowances from PP&L. JCP&L is seeking refunds (with interest) in an unspecified amount, an amendment to the agreement, and corrections by PP&L of its billing practices. On September 18, 1995, PP&L filed an answer denying JCP&L's allegations and requesting that FERC dismiss the complaint.

	PP&L cannot predict the final outcome of this proceeding.

Item 6.  Exhibits and Reports on Form 8-K

	(a)  Exhibits

	      4 - Copy of the Sixty-fourth Supplemental Indenture, dated as of August 1, 1995, to PP&L's Mortgage and Deed of Trust, dated as of
October 1, 1945, pursuant to which PP&L's First Mortgage Bonds,
Pollution Control Series K, were issued.

	     27 - Financial Data Schedule

	(b)	Reports on Form 8-K

	Report Dated October 6, 1995

	Item 5.  Other Events

	Information regarding the Pennsylvania Public Utility Commission's final order with respect to the base rate case filed by PP&L.

                                 SIGNATURE

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiary.


                                    PP&L Resources, Inc.
                                        (Registrant)

                              Pennsylvania Power & Light Company
                                        (Registrant)





Date:  November 14, 1995
                                        R. E. Hill
                               Senior Vice President-Financial and
                                 Treasurer (PP&L Resources, Inc.)
                               Senior Vice President-Financial
                                 (Pennsylvania Power & Light Company)




                                         J. J. McCabe
                               Vice President & Controller (PP&L
                                 Resources, Inc. and Pennsylvania
                                 Power & Light Company)