Form 10-Q
period 1996-06-30
PENNSYLVANIA POWER & LIGHT CO /PA
filed 1996-08-12
CIK 317187

                                United States
                     Securities and Exchange Commission
                            Washington, DC   20549


                                   Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended    June 30, 1996

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

PP&L Resources, Inc.                  Common stock, $.01 par value,
                                      161,474,843 shares outstanding at
                                      July 31, 1996
Pennsylvania Power & Light Co.        Common stock, no par value,
                                      157,300,382, shares outstanding and
                                      all held by PP&L Resources, Inc. at
                                      July 31, 1996

                              PP&L RESOURCES, INC.
                                       AND
                       PENNSYLVANIA POWER & LIGHT COMPANY




                                     FORM 10-Q
                       FOR THE QUARTER ENDED June 30, 1996


                                       INDEX


PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements

           PP&L Resources, Inc.

               Consolidated Statements of Income

               Consolidated Balance Sheet

               Consolidated Statement of Cash Flows

          Pennsylvania Power & Light Company

               Consolidated Statements of Income

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

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings

         Item 4. Submission of Matters to a Vote of Security
                 Holders

         Item 6. Exhibits and Reports on Form 8-K

GLOSSARY OF TERMS AND ABBREVIATIONS

SIGNATURES

PP&L RESOURCES, INC. AND SUBSIDIARIES
Part 1. FINANCIAL INFORMATION
Item 1. Financial Statements

     In the opinion of PP&L Resources, Inc. (PP&L Resources), the unaudited financial statements, included herein, reflect all adjustments necessary to present fairly the Consolidated Balance Sheet as of June 30, 1996, and the Consolidated
Statements of Income and Consolidated Statement of Cash Flows for the periods ended June 30, 1996 and 1995.  PP&L Resources is the parent holding company of
Pennsylvania Power & Light Company (PP&L), Power Markets Development Company
(PMDC) and Spectrum Energy Services Corporation (Spectrum).  PP&L comprises substan-
tially all of PP&L Resources' assets, revenues and earnings.  All nonutility operating transactions are included in "Other Income and (Deductions) - Net" in PP&L Resources'
Consolidated Statements of Income.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(Millions of Dollars, except per share data)
                                                        Three Months
                                                        Ended June 30,
                                                      1996       1995
Operating Revenues  ...............................      $669       $609

Operating Expenses
   Operation
      Fuel.........................................       101         90
      Power purchases..............................        74         74
      Other........................................       127        120
   Maintenance.....................................        55         50
   Depreciation (including amortized depreciation).        90         87
   Income taxes....................................        53         36
   Taxes, other than income........................        49         48
                                                          549        505
Operating Income ..................................       120        104

Other Income and (Deductions) - Net................         2          4

Income Before Interest Charges & Dividends on Preferred
  Stock ...........................................       122        108

Interest Charges
   Long-term debt..................................        52         53
   Short-term debt and other.......................         2          3
                                                           54         56
Preferred Stock Dividend Requirements..............         7          7
Net Income.........................................       $61        $45

Earnings Per Share of Common Stock (a) ............     $0.38      $0.28
Average Number of Shares Outstanding
 (thousands).......................................   160,610    157,161
Dividends Declared Per Share of Common
 Stock.............................................   $0.4175    $0.4175

(a)  Based on average number of shares outstanding.
See accompanying Notes to Financial Statements.

PP&L RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(Millions of Dollars, except per share data)
                                                          Six Months
                                                        Ended June 30,
                                                      1996       1995
Operating Revenues  ...............................    $1,458     $1,337

Operating Expenses
   Operation
      Fuel.........................................       225        208
      Power purchases..............................       165        148
      Other........................................       249        236
   Maintenance.....................................        95         85
   Depreciation (including amortized depreciation)        181        175
   Income taxes....................................       142        118
   Taxes, other than income........................       106        101
                                                        1,163      1,071
Operating Income ..................................       295        266

Other Income and (Deductions) - Net................         4          7

Income Before Interest Charges & Dividends on Preferred
  Stock ...........................................       299        273

Interest Charges
   Long-term debt..................................       104        108
   Short-term debt and other.......................         3          5
                                                          107        113
Preferred Stock Dividend Requirements..............        14         14
Net Income.........................................      $178       $146

Earnings Per Share of Common Stock (a) ............     $1.11      $0.93
Average Number of Shares Outstanding
 (thousands).......................................   160,271    156,688
Dividends Declared Per Share of Common
 Stock.............................................    $0.835     $0.835

(a)  Based on average number of shares outstanding.
See accompanying Notes to Financial Statements.

PP&L RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Millions of Dollars)
                                                  June 30,  December 31,
                                                    1996       1995
                                                 (Unaudited)(Audited)
                     ASSETS
Property, Plant and Equipment
   Electric utility plant in service -
     at original cost............................    $9,703    $9,637
     Accumulated depreciation ...................    (3,240)   (3,113)
     Deferred depreciation ......................       175       209
                                                      6,638     6,733
   Construction work in progress - at cost.......       202       170
   Nuclear fuel owned and leased - net
     of amortization ............................       135       134
   Other leased property - net of amortization ..        82        85

     Electric utility plant - net................     7,057     7,122
   Other property - (net of depreciation,
    amortization and depletion 1996, $57;                57        57
    1995, $56)...................................
                                                      7,114     7,179
Investments
   Associated company - at equity ...............        17        17
   Nuclear plant decommissioning trust fund .....       114       110
   Financial investments.........................       135       142
   Other - at cost or less ......................        30        20
                                                        296       289
Current Assets
   Cash and cash equivalents ....................       201        20
   Current financial investments ................       120        96
   Accounts receivable (less reserve:  1996, $37;
     1995, $35)..................................       212       211
   Unbilled revenues.............................        77        92
   Fuel (coal, oil and gas) - at average cost....        96        82
   Materials and supplies - at average cost......       106       108
   Prepayments...................................        66        11
   Deferred income taxes ........................        45        42
   Other.........................................        28        31
                                                        951       693
Deferred Debits
   Taxes recoverable through future rates........       983     1,003
   Other ........................................       301       328
                                                      1,284     1,331
                                                     $9,645    $9,492

See accompanying Notes to Financial Statements.





PP&L RESOURCES, INC.
CONSOLIDATED BALANCE SHEET
(Thousands of Dollars)
                                                         June 30,  December 31,
                                                           1995        1994
                                                       (Unaudited)  (Audited)
                      LIABILITIES
Capitalization
   Common equity
     Common stock......................................     $1,575      $1,555
     Capital in excess of par value ...................  1,477,650   1,432,946
     Earnings reinvested ..............................  1,039,093   1,024,127
     Capital stock expense and other ..................     (8,001)     (4,160)
                                                         2,510,317   2,454,468
   Preferred stock
     With sinking fund requirements....................    295,000     295,000
     Without sinking fund requirements.................    171,375     171,375

   Long-term debt......................................  2,826,521   2,940,750
                                                         5,803,213   5,861,593

Current Liabilities
   Commercial paper....................................    215,000      64,000
   Bank loans..........................................     12,888      10,168
   Long-term debt due within one year..................     30,000          39
   Capital lease obligations due within one year.......     80,197      73,682
   Accounts payable....................................    106,077     146,073
   Taxes accrued.......................................     35,696      46,741
   Interest accrued....................................     64,353      63,958
   Dividends payable...................................     72,685      71,710
   Other...............................................     86,201     101,924
                                                           703,097     578,295

Deferred Credits and Other Noncurrent Liabilities
   Deferred investment tax credits.....................    224,657     230,064
   Deferred income taxes...............................  2,055,528   2,046,861
   Capital lease obligations...........................    152,562     151,083
   Unamortized cost of power plant spare parts.........     13,957      26,406
   Accrued nuclear plant decommissioning costs.........    101,789      89,713
   Accrued mine closing costs..........................     57,269      56,427
   Contract settlement proceeds to be credited
      to customers.....................................     27,337      32,931
   Accrued pension costs...............................    168,496     163,487
   Accrued assessment for decommissioning
      uranium enrichment facilities....................     28,895      28,895
   Accrued retired miners' health care benefits........     30,506      29,568
   Accrued postretirement benefits other than
     pensions and postemployment benefits..............     30,333      21,784
   Other...............................................     53,436      54,574
                                                         2,944,765   2,931,793

Commitments and Contingent Liabilities
   (See Note 9)...............................................

                                                        $9,451,075  $9,371,681



See accompanying Financial Notes.

PP&L RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(Millions of Dollars)
                                                            Six Months
                                                          Ended June 30,
                                                         1996     1995
Cash Flows From Operating Activities
 Net income............................................    $178     $146
 Adjustments to reconcile net income to net cash
  provided by operating activities
    Depreciation.......................................     181      175
    Amortization of property under capital leases......      44       40
    Deferred income taxes and investment tax credits...     (29)     (18)
    Change in current assets and current liabilities
          Unbilled and refundable electric revenues....      26       28
          Prepayments .................................     (55)     (59)
          Accounts payable.............................     (30)     (40)
          Other........................................      (8)     (12)
    Other operating activities - net...................      47        7
       Net cash provided by operating activities.......     354      267

Cash Flows From Investing Activities
 Property, plant and equipment expenditures............    (155)    (222)
 Proceeds from sales of nuclear fuel to trust..........      33       32
 Purchases of available-for-sale securities............    (278)    (148)
 Sales and maturities of available-for-sale securities.     261      150
 Other investing activities - net......................      (8)       3
       Net cash used in investing activities...........    (147)    (185)

Cash Flows From Financing Activities
 Issuance of long-term debt............................     116
 Issuance of common stock..............................      35       39
 Retirement of long-term debt..........................    (145)     (85)
 Payments on capital lease obligations.................     (44)     (40)
 Common & preferred dividends paid.....................    (147)    (144)
 Net increase in short-term debt.......................     160      154
 Other financing activities - net......................      (1)      (8)
       Net cash used in financing activities...........     (26)     (84)

Net Increase(Decrease) In Cash and Cash Equivalents ...     181       (2)

Cash and Cash Equivalents at Beginning of Period ......      20       10

Cash and Cash Equivalents at End of Period ............    $201       $8

Supplemental Disclosures of Cash Flow Information
 Cash paid during the period for
  Interest (net of amount capitalized).................    $107     $109
  Income taxes.........................................    $146     $128

See accompanying Notes to Financial Statements.

PENNSYLVANIA POWER & LIGHT COMPANY AND SUBSIDIARIES

     In the opinion of Pennsylvania Power & Light Company (PP&L), the unaudited financial statements, included herein, reflect all adjustments necessary to present fairly the Consolidated Balance Sheet as of June 30, 1996, and the
Consolidated Statements of Income and Consolidated Statement of Cash Flows
for the periods ended June 30, 1996 and 1995.  All nonutility operating transactions are included in "Other Income and (Deductions) - Net" in PP&L's Consolidated
Statements of Income.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(Millions of Dollars)
                                                        Three Months
                                                        Ended June 30,
                                                      1996       1995
Operating Revenues  ...............................      $669       $609

Operating Expenses
   Operation
      Fuel.........................................       101         90
      Power purchases..............................        74         74
      Other........................................       127        120
   Maintenance.....................................        55         50
   Depreciation (including amortized depreciation)         90         87
   Income taxes....................................        53         36
   Taxes, other than income........................        49         48
                                                          549        505
Operating Income ..................................       120        104

Other Income and (Deductions) - Net ...............         3          4

Income Before Interest Charges.....................       123        108

Interest Charges
   Long-term debt..................................        52         53
   Short-term debt and other.......................         2          3
                                                           54         56
Net Income.........................................        69         52

Dividends on Preferred Stock.......................         7          7
Earnings Available to PP&L Resources, Inc.  .......       $62        $45

See accompanying Notes to Financial Statements.

PENNSYLVANIA POWER & LIGHT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(Millions of Dollars)
                                                          Six Months
                                                        Ended June 30,
                                                      1996       1995
Operating Revenues  ...............................    $1,458     $1,337

Operating Expenses
   Operation
      Fuel.........................................       225        208
      Power purchases..............................       165        148
      Other........................................       249        236
   Maintenance.....................................        95         85
   Depreciation (including amortized depreciation)        181        175
   Income taxes....................................       142        118
   Taxes, other than income........................       106        101
                                                        1,163      1,071
Operating Income ..................................       295        266

Other Income and (Deductions) - Net ...............         6          7

Income Before Interest Charges.....................       301        273

Interest Charges
   Long-term debt..................................       104        108
   Short-term debt and other.......................         3          5
                                                          107        113
Net Income.........................................       194        160

Dividends on Preferred Stock.......................        14         14
Earnings Available to PP&L Resources, Inc. ........      $180       $146





See accompanying Notes to Financial Statements.

PENNSYLVANIA POWER & LIGHT COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Millions of Dollars)
                                                     June 30,  December 31,
                                                       1996      1995
                                                    (Unaudited)(Audited)
                       ASSETS
Property, Plant and Equipment
   Electric utility plant in service................    $9,703   $9,637
     Accumulated depreciation.......................    (3,240)  (3,113)
     Deferred depreciation..........................       175      209
                                                         6,638    6,733

   Construction work in progress....................       202      170
   Nuclear fuel owned and leased - net
     of amortization................................       135      134
   Other leased property - net of amortization .....        82       85

     Electric utility plant - net...................     7,057    7,122
   Other property - net of depreciation,
     amortization and depletion (1996, $57;                 57       57
     1995, $56) ....................................
                                                         7,114    7,179
Investments
   Associated company - at equity...................        17       17
   Nuclear plant decommissioning trust fund ........       114      110
   Financial investments............................       128      132
   Other - at cost or less..........................        10        9
                                                           269      268
Current Assets
   Cash and cash equivalents........................         6       15
   Current financial investments ...................        57       55
   Accounts receivable (less reserve:  1996, $37;
     1995, $35).....................................       211      210
   Unbilled revenues................................        77       92
   Fuel (coal, oil and gas) - at average cost.......        96       82
   Materials and supplies - at average cost.........       106      108
   Prepayments......................................        66       11
   Deferred income taxes............................        45       42
   Other............................................        29       31
                                                           693      646
Deferred Debits
   Taxes recoverable through future rates...........       983    1,003
   Other............................................       301      328
                                                         1,284    1,331
                                                        $9,360   $9,424




See accompanying Notes to Financial Statements.

PENNSYLVANIA POWER & LIGHT COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Millions of Dollars)
                                                 June 30,  December 31,
                                                   1996       1995
                                                (Unaudited)(Audited)
                  LIABILITIES

Capitalization
   Common equity
     Common stock...............................    $1,476    $1,476
     Additional paid-in capital ................        30        25
     Earnings reinvested........................     1,080     1,034
     Capital stock expense and other ...........        (8)       (7)
                                                     2,578     2,528
   Preferred stock
     With sinking fund requirements.............       295       295
     Without sinking fund requirements..........       171       171

   Long-term debt...............................     2,831     2,829
                                                     5,875     5,823

Current Liabilities
   Commercial paper.............................        31        68
   Bank loans...................................        28        21
   Long-term debt due within one year...........                  30
   Capital lease obligations due within one year        79        81
   Accounts payable.............................        98       128
   Taxes accrued................................        52        48
   Interest accrued.............................        61        66
   Dividends payable............................        74        74
   Other........................................        98        86
                                                       521       602

Deferred Credits and Other Noncurrent Liabilities
   Deferred investment tax credits..............       214       219
   Deferred income taxes........................     2,066     2,106
   Capital lease obligations....................       141       139
   Other........................................       543       535
                                                     2,964     2,999

Commitments and Contingent Liabilities
   (See Note 5).................................

                                                    $9,360    $9,424




See accompanying Notes to Financial Statements.

PENNSYLVANIA POWER & LIGHT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(Millions of Dollars)
                                                                   Six Months
                                                                 Ended June 30,
                                                               1996       1995
Cash Flows From Operating Activities
 Net income.................................................      $194       $160
 Adjustments to reconcile net income to net cash
  provided by operating activities
    Depreciation............................................       181        175
    Amortization of property under capital leases...........        44         40
    Deferred income taxes and investment tax credits........       (29)       (18)
    Change in current assets and current liabilities
          Unbilled and refundable electric revenues.........        26         28
          Prepayments ......................................       (55)       (59)
          Accounts payable..................................       (30)       (40)
          Other.............................................        (8)       (12)
    Other operating activities - net........................        34         (7)
       Net cash provided by operating activities............       357        267

Cash Flows From Investing Activities
 Property, plant and equipment expenditures.................      (155)      (222)
 Proceeds from sales of nuclear fuel to trust...............        33         32
 Purchases of available-for-sale securities.................       (71)       (54)
 Sales and maturities of available-for-sale securities......        73         55
 Other investing activities - net......................................         4
       Net cash used in investing activities................      (120)      (185)

Cash Flows From Financing Activities
 Issuance of long-term debt.................................       116
 Issuance of common stock and capital contribution from pare         5         39
 Retirement of long-term debt...............................      (145)       (85)
 Payments on capital lease obligations......................       (44)       (40)
 Common & preferred dividends paid..........................      (147)      (144)
 Net increase(decrease) in short-term debt..................       (30)       154
 Other financing activities - net...........................        (1)        (8)
       Net cash used in financing activities................      (246)       (84)

Net Decrease In Cash and Cash Equivalents ..................        (9)        (2)

Cash and Cash Equivalents at Beginning of Period ...........        15          9

Cash and Cash Equivalents at End of Period .................        $6         $7

Supplemental Disclosures of Cash Flow Information
 Cash paid during the period for
  Interest (net of amount capitalized)......................      $107       $109
  Income taxes..............................................      $146       $128

See accompanying Notes to Financial Statements.

        PP&L Resources, Inc. and Pennsylvania Power & Light Company
                       Notes to Financial Statements


	Terms and abbreviations appearing in Notes to Financial Statements are explained in the glossary on page XX.


1.  Interim Financial Statements

	Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC. These financial statements should be read in conjunction with the financial statements and notes included in PP&L Resources' and PP&L's Annual Report to the SEC on Form 10-K for the year ended December 31, 1995.

	Certain amounts in the June 30, 1995 financial statements have been reclassified to conform to the presentation in the June 30, 1996 financial statements.

2.  Rate Matters - PP&L

Appeal of Base Rate Case

	Reference is made to PP&L Resources' and PP&L's Annual Report to the SEC on Form 10-K for the year ended December 31, 1995 regarding the PUC Decision. The OCA has appealed certain aspects of the PUC Decision to the Commonwealth Court. PP&L cannot predict the final outcome of this matter.

Energy Cost Rate Issues

	In March 1996, the PUC approved PP&L's 1996-97 ECR, effective April 1, 1996. That ECR, which is about $42 million lower than the previous ECR, reflects lower projected energy costs largely due to lower coal prices, only one nuclear refueling outage, the start of gas and oil dual fuel capability at Martins Creek Units 3 and 4, and the end of a settlement adjustment charge for replacement power costs associated with the 1993 Susquehanna Unit 1 refueling outage.


3.  Sales to Other Major Electric Utilities - PP&L

	In March 1996, the New Jersey Board of Public Utilities approved an agreement between PP&L and JCP&L, under which PP&L will provide JCP&L with 150,000 kilowatts of capacity credits and energy from June 1997 through May 1998, 200,000 kilowatts from June 1998 through May 1999 and 300,000 kilowatts from June 1999 through May 2004. Prices under the new agreement are based on a predetermined reservation rate that escalates over time, plus an energy component based on PP&L's actual fuel-related costs. PP&L expects to file the agreement for FERC review and acceptance in August 1996.


4.  Credit Arrangements and Financing Activity - PP&L Resources/PP&L

	During the second quarter of 1996, 726,994 shares of PP&L Resources' common stock ($18 million) were issued through the DRIP. As of June 30, 1996, 160,829,734 shares of common stock were outstanding. In July 1996, PP&L Resources issued an additional 645,109 shares of common stock ($15 million) through the DRIP.

	During the second quarter, PP&L Resources established a revolving credit facility in the amount of $300 million. At the option of PP&L Resources, interest rates can be based on Eurodollar deposit rates or the prime rate. Any loans made under this credit arrangement would mature, and the facility will terminate, on May 29, 1997. PP&L Resources used borrowings under this revolving credit facility for the funding of a PMDC subsidiary's indirect acquisition of a 25 percent interest in SWEB. On July 1, the PMDC subsidiary obtained an ownership interest in SWEB for $189 million through the purchase of a 25 percent interest in SIUKH, a holding company for Southern Investments UK plc, which is the sole shareholder of SWEB. Borrowings of $190 million were outstanding under this credit facility at June 30, 1996. PP&L Resources expects to replace the revolving credit borrowing by the end of May 1997 with about one-half common equity and one-half long-term debt. See "Financing and Liquidity - PP&L Resources" on page XX and "Increasing Competition-Investment in Independent Energy Projects" on page XX for additional information on PP&L Resources' financing and acquisition of SWEB.

	PP&L has a $250 million revolving credit arrangement with a group of banks. Any loans made under this credit arrangement would mature in September 1999 and, at the option of PP&L, interest rates would be based upon certificate of deposit rates, Eurodollar deposit rates or the prime rate. PP&L has additional credit arrangements with another group of banks. The banks have committed to lend PP&L up to $45 million under these credit arrangements, which mature in November 1996 or May 1997, at interest rates based upon Eurodollar deposit rates or the prime rate. These credit arrangements produce a total of $295 million of lines of credit to provide back-up for PP&L's commercial paper and short-term borrowings of certain subsidiaries. No borrowings were outstanding at June 30, 1996 under these credit arrangements.

	PP&L retired $30 million principal amount of First Mortgage Bonds, 5-5/8% Series that matured on June 1, 1996. In March 1996, PP&L issued $116 million principal amount of unsecured promissory notes which mature in March 2001. At the option of PP&L, interest rates can be based on Eurodollar deposit rates or the prime rate. The proceeds from the issuance of these notes were used for the redemption in March 1996 of $115 million principal amount of First Mortgage Bonds ($40 million principal amount of the 8-1/8 Series due 1999 and $75 million principal amount of the 7-5/8% Series due 2002) pursuant to the maintenance and replacement fund provisions of PP&L's Mortgage.


5.  Commitments and Contingent Liabilities - PP&L Resources/PP&L

	There have been no material changes related to PP&L Resources' or PP&L's commitments and contingent liabilities since the companies filed their joint 1995 Form 10-K.

	For discussion pertaining to PP&L Resources' and PP&L's financing matters, see Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Financial Condition - Financing Programs."

Nuclear Insurance

	PP&L is a member of certain insurance programs which provide coverage for property damage to members' nuclear generating stations. Facilities at the Susquehanna station are insured against property damage losses up to $2.75 billion under these programs. PP&L is also a member of an insurance program which provides insurance coverage for the cost of replacement power during prolonged outages of nuclear units caused by certain specified conditions. Under the property and replacement power insurance programs, PP&L could be assessed retrospective premiums in the event of the insurers' adverse loss experience. The maximum amount PP&L could be assessed under these programs at June 30, 1996 was about $38 million.

	PP&L's public liability for claims resulting from a nuclear incident at the Susquehanna station is limited to about $8.9 billion under provisions of The Price Anderson Amendments Act of 1988. PP&L is protected against this liability by a combination of commercial insurance and an industry assessment program. In the event of a nuclear incident at any of the reactors covered by The Price Anderson Amendments Act of 1988, PP&L could be assessed up to $151 million per incident, payable at a rate of $20 million per year, plus an additional 5% surcharge, if applicable.

Environmental Matters

	Air

	The Clean Air Act deals, in part, with acid rain, attainment of federal ambient ozone standards and toxic air emissions. PP&L has complied with the Phase I acid rain provisions required to be implemented by 1995 by installing continuous emission monitors on all units, burning with lower sulfur coal and installing low nitrogen oxide burners on the applicable units. To comply with the year 2000 acid rain provisions, PP&L plans to purchase lower sulfur coal and use banked or purchased emission allowances instead of installing FGD on its wholly-owned units.

	PP&L has met the initial ambient ozone requirements identified in Title I of the Clean Air Act by reducing nitrogen oxide emissions by 40% with low nitrogen oxide burners. Further nitrogen oxide reductions to 55% and 75% of pre-Clean Air Act levels are proposed under the Northeast Ozone Transport Region's Memorandum of Understanding for 1999 and 2003, respectively.

	The Clean Air Act requires EPA to study the health effects of hazardous air emission and fine particulates from power plants and other sources. Adverse findings could cause the EPA to mandate further emission reductions from PP&L's power plants.

	Expenditures to meet the year 1999 requirements are included in the table of projected construction expenditures in "Financial Condition - Reduction in Capital Expenditure Requirements" on page 35 of the 1995 Form 10-K. PP&L currently estimates that additional capital expenditures and operating costs for environmental compliance under the Clean Air Act will be incurred beyond 2000 in amounts which are not now determinable but could be material.

	Water and Residual Waste

	DEP regulations require PP&L to upgrade and repermit existing ash basins at all of its coal-fired generating stations. Ash basins that cannot be repermitted are required to close by July 1997. Any groundwater contamination caused by the basins must also be addressed. Any new ash disposal facility must meet the rigid siting and design standards set forth in the regulations.

	To address the DEP regulations, PP&L is moving forward with its plan to install dry fly ash handling systems at its power stations.

	Groundwater degradation related to fuel oil leakage from underground facilities and seepage from coal refuse disposal areas and coal storage piles has been identified at several PP&L generating stations. Remedial
work is substantially completed at two generating stations.   At this time,
there is no indication that remedial work will be required at other PP&L generating stations.

	The current Montour station NPDES permit contains stringent limits for certain toxic metals and increased monitoring requirements. Depending on the results of toxic reduction studies in progress, additional water treatment facilities may be needed at the Montour station. PP&L is reviewing with the DEP the need for and design of waste water treatment systems at the Sunbury, Brunner Island and Holtwood stations.

	Capital expenditures through year 2000 to comply with the residual waste regulations, correct groundwater degradation at fossil-fueled generating stations and address waste water control at PP&L facilities, are included in the table of construction expenditures in "Financial Condition
- - Reduction in Capital Expenditure Requirements" on page 35 of the 1995 Form 10-K. PP&L currently estimates that about $68 million of additional capital expenditures could be required in year 2000 and beyond. Actions taken to correct groundwater degradation, to comply with the DEP's regulations and to address waste water control are also expected to result in increased operating costs in amounts which are not now determinable but could be material.

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

	At June 30, 1996, PP&L had accrued $13 million, representing the amount PP&L can reasonably estimate it will have to spend to remediate sites involving the removal of hazardous or toxic substances including those covered by the consent order mentioned above. Future cleanup or remediation work at sites currently under review, or at sites not currently identified, may result in material additional operating costs which PP&L cannot estimate at this time. In addition, certain federal and state statutes, including Superfund and the Pennsylvania Hazardous Sites Cleanup Act, empower certain governmental agencies, such as the EPA and the DEP, to seek compensation from the responsible parties for the lost value of damaged natural resources. The EPA and the DEP may file such compensation claims against the parties, including PP&L, held responsible for cleanup of such sites. Such natural resource damage claims against PP&L could result in material additional liabilities.

	Other Environmental Matters

	In addition to the issues discussed above, PP&L may be required to modify, replace or cease operating certain of its facilities to comply with other statutes, regulations and actions by regulatory bodies or courts involving environmental matters, including the areas of water and air quality, hazardous and solid waste handling and disposal, toxic substances and electric and magnetic fields. In this regard, PP&L also may incur material capital expenditures, operating expenses and other costs in amounts which are not now determinable.

	For additional information relating to Environmental Matters, see Note 15 in PP&L Resources' and PP&L's Annual Report to the SEC on Form 10-K for the year ended December 31, 1995.

        PP&L Resources, Inc. and Pennsylvania Power & Light Company

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations

	The financial condition and results of operations of PP&L are currently the principal factors affecting the financial condition and results of operations of PP&L Resources. All nonutility operating transactions are included in "Other Income and Deductions-Net" on the Consolidated Statements of Income. This discussion should be read in conjunction with the section entitled "Review of the Financial Condition and Results of Operations of PP&L Resources, Inc. and Pennsylvania Power & Light Company" in PP&L Resources' and PP&L's Annual Report to the SEC on Form 10-K for the year ended December 31, 1995.

	Terms and abbreviations appearing in Management's Discussion and Analysis of Financial Condition and Results of Operations are explained in the glossary on page XX.

                        Results of Operations

	The following explains material changes in principal items on the Consolidated Statements of Income comparing the three months and six months ended June 30, 1996 to the comparable period ended June 30, 1995.

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

Earnings - PP&L Resources

                                      Comparison of Earnings-June 30
                                 Three Months Ended      Six Months Ended
                                   1996      1995         1996      1995

Earnings per share - excluding
  weather variances and other
  adjustments referred to below    $.37      $.30        $1.06      $.96
Weather variances                   .02      (.01)         .06      (.06)
Workforce reduction program        (.01)     (.01)        (.01)     (.01)
One-time adjustment - recovery
  of replacement power costs                                         .04
Earnings per share - reported      $.38      $.28        $1.11      $.93

	Earnings per share, excluding weather variances and certain other adjustments referred to above, improved by $.07 for the three months ended June 30, 1996 and by $.10 for the first six months of 1996, when compared with the same periods in 1995. Earnings improvement for these periods was primarily the net effect of the following:

                                         June 30, 1996 vs. June 30, 1995
                                          Three Months        Six Months
                                             Ended             Ended
                                               (Millions of Dollars)
                                                     (per share)
o  Higher PUC and FERC base rate               $.09              $.16
   revenues, primarily due to the
   impact of the PUC Decision and
   increased system sales;

o  Additional revenues recorded in              .02               .02
   connection with fuel costs and
   state income taxes;

o  Reduction in earnings due to the            (.02)             (.04)
   phaseout of the JCP&L contract;

o  Higher employee benefits costs              (.01)             (.05)
   and depreciation expense primarily
   the result of the PUC Decision.
   These expenses were partially offset
   by a reduction in wages.


Electric Energy Sales - PP&L

	The increase in PP&L's electric energy sales was attributable to the following:

                                   June 30, 1996 vs. June 30, 1995
                                    Three Months        Six Months
                                        Ended             Ended
                                           (Millions of Kwh)
Electric energy sales
  Residential                            162               622
  Commercial                              66               263
  Industrial                             (21)              (46)
  Other (including UGI)                    1                34
     System sales                        208               873
  Sales to other utilities             1,452             2,180
  PJM energy sales                        19              (258)

      Total                            1,679             2,795

	System, or service area, sales were 7.8 billion kwh for the three months ended June 30, 1996. This was a 2.8% increase over the same months of 1995. The increase was primarily due to more extreme weather during 1996 that caused greater heating and cooling use compared to milder than normal weather for the comparable period in 1995. If normal weather had been experienced in the second quarter of both 1995 and 1996, system sales would show a 0.5% increase.

	System sales were 17.4 billion kwh for the six months ended June 30, 1996, which was a 5.3% increase over the first six months of 1995. This change was primarily due to a colder winter and a warmer June in 1996 as compared to milder than normal weather in 1995. Under normal weather conditions in both periods, the growth in system sales was 1.4%. Assuming normal weather conditions for the rest of the year, system sales for 1996 are expected to total 33.4 billion kwh which would be 2.4% more than 1995.

	Sales to other utilities for the three months ended June 30, 1996, increased 96.5% as compared to the same period in 1995. The increase was primarily the result of PP&L's one-year contract to supply energy to PSE&G and increased sales to other utilities. For the six months ended June 30, 1996, the increase in sales to other utilities was 63.2%.

	Sales to PJM for the six months ended June 30, 1996 decreased by 26.2% over the comparable period in 1995. This is primarily the result of the increased emphasis on bilateral direct sales to other utilities.

Operating Revenues - PP&L

	The increase in total operating revenues was attributable to the following:

                                   June 30, 1996 vs. June 30, 1995
                                   Three Months          Six Months
                                      Ended                Ended
                                        (Millions of Dollars)
Rate increase - PUC Decision           $22                  $ 48
Sales to other utilities & PJM          19                    25
Weather                                  9                    34
Other, net                              10                    14
                                       $60                  $121

	Operating revenues increased by $60 million, or 9.9%, during the three months ended June 30, 1996, from the same period in 1995. This was primarily due to the PUC Decision, which increased PUC jurisdictional rates by about 3.8%, and due to increased sales to other utilities. Sales to other utilities included a new one-year contract to supply energy to PSE&G. Revenues from these additional sales were partially offset by the loss in revenue due to the phasing out of the capacity sales agreement with JCP&L.

	For the first six months of 1996 revenues increased by $121 million, or 9.1%, compared with same period in 1995. The PUC Decision and sales to other utilities, as described above, accounted for about $73 million of the increase. Weather conditions provided an additional $34 million in revenue. The weather during the first quarter of 1995 was milder than normal, whereas weather in the first quarter of 1996 was colder than normal. Sales volume and sales mix also helped revenues for the first six months of 1996 versus 1995.

Rate Matters - PP&L

	Reference is made to PP&L Resources' and PP&L's Annual Report to the SEC on Form 10-K for the year ended December 31, 1995 regarding the PUC Decision. The OCA has appealed certain aspects of the PUC Decision to the Commonwealth Court. PP&L cannot predict the final outcome of this matter.

	In March 1996, the PUC approved PP&L's 1996-97 ECR, effective April 1, 1996. That ECR, which is about $42 million lower than the previous ECR, reflects lower projected energy costs largely due to lower coal prices, only one nuclear refueling outage, the start of gas and oil dual fuel capability at Martins Creek Units 3 and 4, and the end of a settlement adjustment charge for replacement power costs associated with the 1993 Susquehanna Unit 1 refueling outage.

Fuel Expense - PP&L

	Fuel expense increased for the three and six months ended June 30, 1996 by 12% and 8%, respectively, over the comparable periods in 1995. These increases were the net effect of:

                                 June 30, 1996 vs. June 30, 1995
                                 Three Months        Six Months
                                     Ended             Ended
                                      (Millions of Dollars)

Decrease due to change
  in fuel prices                     $(2)              $(9)
Increase due to change
  in generation                       13                26
                                     $11               $17

	Total generation increased 19% for the three months ended June 30, 1996, over the same period in 1995 due to increased energy sales for that period. The increase was primarily due to a nuclear refueling outage in the second quarter of 1995. There were also small increases in coal-fired and oil/gas co-fired generation.

	Total generation increased 10% for the six months ended June 30, 1996, over the same period in 1995 due to increased energy sales for that period. This was primarily due to an increase in nuclear and oil/gas generation.
There were also lower unit fuel prices for nuclear-fueled and oil/gas co-fired generation.

Income Taxes - PP&L Resources/PP&L

	For the three months ended June 30, 1996, income tax expense increased $17 million, or 48.2%, over the comparable period in 1995. This is primarily due to an increase in PP&L Resources' pre-tax book income of $34 million and the recording in 1995 of the effect of the decrease in the state income tax rate. In June 1995, Pennsylvania reduced the corporate net income tax rate from 10.99% to 9.99% retroactive to January 1, 1995.
The recording of the decrease in state income tax expense in June 1995 included an adjustment for the first quarter of 1995.

	For the six months ended June 30, 1996, income tax expense increased $24 million, or 20.1%, over the comparable period in 1995. This is primarily due to an increase in PP&L Resources' pre-tax book income of $55 million.



Financial Condition

Financing Programs - PP&L Resources/PP&L

	From January through July 1996, PP&L Resources obtained $50 million from sales of common equity through the DRIP.

	During the second quarter, PP&L Resources obtained a commitment from certain banks to provide loans under an unsecured revolving credit facility up to an aggregate $300 million. See "Investment in Independent Energy Projects" on page XX and Financial Note 4 for additional information on the use of this revolving credit facility.

	PP&L retired $30 million principal amount of First Mortgage Bonds, 5-5/8% Series that matured on June 1, 1996. In March 1996, PP&L issued
$116 million principal amount of unsecured promissory notes which mature in March 2001. At the option of PP&L, interest rates can be based on
Eurodollar deposit rates or the prime rate.  	The proceeds from the issuance
of the notes were used for the redemption in March 1996 of $115 million principal amount of First Mortgage Bonds ($40 million principal amount of the 8-1/8 Series due 1999 and $75 million principal amount of the 7-5/8% Series due 2002) pursuant to the maintenance and replacement fund provisions of PP&L's Mortgage.

Financing and Liquidity - PP&L Resources

	Cash and cash equivalents as of June 30, 1996, increased $193 million as compared to the balance as of June 30, 1995. This increase was due to PP&L Resources' $190 million of short-term debt borrowed under its $300 million revolving credit facility during the second quarter of 1996. At
June 30, 1996, the $190 million was held temporarily in an interest bearing demand deposit account until the SWEB transaction was completed on July 1, 1996. See "Investment in Independent Energy Projects" on page XX and Financial Note 4 for additional information on the use of this revolving credit facility.

Financial Indicators - PP&L Resources

	The ratio of pre-tax income to interest charges was 3.8 and 3.2, respectively, for the six months ended June 30, 1996 and 1995. The annual per share dividend rate on common stock remained unchanged at $1.67 per share. The ratio of the market price to book value of common stock was 142% at June 30, 1996 compared with 122% at June 30, 1995.

Commitments and Contingent Liabilities - PP&L

	There have been no material changes related to PP&L Resources' or PP&L's commitments and contingent liabilities since the companies filed their joint 1995 Form 10-K.

Increasing Competition

	Background

	The electric utility industry has experienced and will continue to experience a significant increase in the level of competition in the energy supply market. PP&L has publicly expressed its support for full customer choice of electricity suppliers for all customer classes. PP&L is actively involved in efforts at both the state and federal levels to encourage a smooth transition to full competition. PP&L believes that this transition to full competition should provide for the recovery of a utility's stranded investments, which are those costs incurred by a utility because of federal or state regulatory requirements and, also, any portion of prudent investments made in generating facilities which would not be recoverable in a competitive market.

	Pennsylvania Activities

	In March 1996, legislation was introduced in both the Pennsylvania House and Senate aimed at ensuring that all customers enjoy the benefits of increased competition in the electricity generation market. In general, the bills would open up the generation portion of the electric utility business to full competition while maintaining FERC regulation of the transmission portion of the business and PUC regulation of distribution.

	In addition, in July 1996 the PUC issued to the Governor and General Assembly the report of its investigation on competition in Pennsylvania's electric utility industry. Major elements of the PUC report include: (i) a five-year transition period (which could be shorter or longer depending on the progress of the transition), during which time utilities would adopt specific plans to achieve retail competition; (ii) a request that each utility submit to the PUC by April 1997 a tentative restructuring proposal describing these specific plans; (iii) a four-year phase-in period for customer choice (2001 to 2004), after which time all customers would have retail access; (iv) an opportunity for utilities to recover 100% of their net, unmitigated stranded costs; (v) a recommendation that utilities file voluntary pilot programs for retail access, pending legislative action to require such programs; and (vi) a schedule of milestone PUC reviews on the progress made toward full retail competition. PP&L is preparing to respond to the various requirements of the PUC report.

	Federal Activities

	Legislation has been introduced in the U.S. Congress that would give all retail customers the right to choose among competitive suppliers of electricity as early as 2000.

	In addition, in April 1996 the FERC adopted rules on competition in the wholesale electricity market primarily dealing with open access to transmission lines and recovery of stranded costs (FERC Orders 888 and 889). These rules, which were effective on July 9, 1996, require all electric utilities to file open access transmission tariffs available to all wholesale sellers and buyers of electricity. The tariffs must offer point-to-point and network services, as well as ancillary services. A utility must offer these services to all eligible wholesale customers on a basis comparable to the services the utility provides to itself. A utility must take service under its open access transmission tariff for its own wholesale sales and purchases. The rules do not abrogate existing transmission agreements.

	The rules also provide that utilities are entitled to recover all "legitimate, verifiable, prudently incurred stranded costs" as a result of rendering transmission services pursuant to their tariffs. The FERC proposes to provide recovery mechanisms for wholesale stranded costs, including stranded costs resulting from municipalization. Wholesale contracts signed after July 11, 1994 must contain explicit provisions addressing recovery of stranded costs. For contracts signed before this date, a utility may seek recovery if it can show that it had a reasonable expectation of continuing to serve the customer after the contract term and that it has made reasonable efforts to mitigate any stranded costs. PP&L's contracts with 18 small utilities were signed before July 11, 1994. The new rules give these parties the right to ask the FERC to modify their contracts on a case-by-case basis. If they do, under the rules PP&L can seek recovery of stranded costs.

	The rules also require restructuring of transactions within power pools and bilateral coordination agreements by December 31, 1996. In addition, utilities must separate their transmission and power marketing functions, and they must implement an electronic bulletin board for transmission capacity information by November 6, 1996.

	The states have responsibility for adopting policies concerning recovery of stranded costs resulting from retail wheeling transactions. The rules advise utilities to initially pursue recovery of such retail stranded costs at the state level.

	PP&L filed its initial open access transmission service tariff with the FERC in March 1996. The tariff would apply to all new requests for wholesale transmission service through or within PP&L's system. The tariff would not supersede PP&L's existing transmission agreements. In July 1996, PP&L filed the open access transmission tariff required by FERC Order 888. Under the new FERC rules, that tariff became effective on July 9, 1996, superseding the previously filed tariff.

	On a related matter, on July 24, 1996, all of the PJM companies, except PECO Energy Company, submitted a comprehensive filing for FERC approval of changes to the PJM Power Pool to accommodate greater competition and broader participation, with proposed implementation of the new structure by the end of 1996. The filing would (i) establish pool-wide transmission service tariffs to provide comparable, open-access service for all wholesale transactions throughout PJM; (ii) establish a price-based bidding system, with the resulting regional energy market open to all wholesale buyers and sellers of power; (iii) create a not-for-profit corporate entity in the form of an Independent System Operator (ISO) responsible for impartial daily management and administration of the energy market and the transmission system; and (iv) develop an enhanced pool-wide planning function to be administered by the ISO.

	The sponsoring PJM Companies propose to enter into three pool participation agreements to define the relationships among the signatories and the ISO: (i) a Reserve Sharing Agreement among all entities that serve end-use customers within the new power pool; (ii) a Transmission Owners Agreement among entities that own bulk power transmission facilities; and
(iii) a Market Operations Agreement to establish a spot energy market open to all wholesale entities that wish to participate in the new pool. PECO Energy Company is expected to file a separate proposal with the FERC.

	Investment in Independent Energy Projects

	PMDC continues to pursue opportunities to develop and acquire electric generation, transmission and distribution facilities in the United States and abroad.

	On July 1, PMDC's British subsidiary indirectly acquired a 25 percent interest in SWEB, a British regional electric utility company, for approximately $189 million. SWEB, which is one of twelve regional electricity companies in England and Wales licensed to distribute, supply and, to a limited extent, generate electricity, will remain in control of its day-to-day operations. PMDC obtained an ownership interest in SWEB through the purchase of a 25 percent interest in SIUKH, a holding company for Southern Investments UK plc, which is the sole shareholder of SWEB.
The remaining interest in SIUKH is owned by Southern Electric
International, Inc., a wholly owned subsidiary of The Southern Company of Atlanta.

	PMDC subsidiaries also have entered into a joint venture with subsidiaries of an Austrian company, to develop and operate small hydroelectric plants in Portugal and Spain. In June, PMDC subsidiaries entered into purchase agreements pursuant to which PMDC expects to commit up to $22 million in respect to ten small hydroelectric projects in Spain and Portugal that are operating or are under development.

	A PMDC subsidiary is a member of a consortium that will build and operate a power plant and natural gas-related facilities in the Aguaytia area of Peru. PMDC expects to invest up to $24 million in the project over the next several years.

	In addition, a PMDC subsidiary is a member of a consortium that is exploring the possibility of developing a 500 megawatt power plant in Krishnapatnam in Andra Pradesh, India.

                          PP&L RESOURCES, INC. AND
            PENNSYLVANIA POWER & LIGHT COMPANY AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

	Reference is made to Notes to Financial Statements for information concerning rate matters.

	In August 1995, SER, one of the non-utility generating companies from which PP&L purchases power under PURPA, brought suit against PP&L in the District Court of PA. SER alleged that, since July 1994, PP&L had improperly curtailed power purchases from SER under the power purchase agreement between the parties. SER claimed that such activity breached the power purchase agreement and violated the federal antitrust laws, among other counts. SER alleged that PP&L's actions resulted in loss of revenue from power sales of $1.6 million and an unquantified increase in its costs of operation. SER also requested compensatory and punitive damages, as well as treble damages and attorneys' fees for the alleged antitrust violations. In May 1996, the District Court granted PP&L's motion to dismiss this lawsuit. SER has appealed the District Court's order to the U.S. Court of Appeals for the Third Circuit.

	In June 1996, SER filed a state court lawsuit against PP&L in the Lehigh County Court of Common Pleas. In this lawsuit, SER restates its state law claims concerning PP&L's procedures for curtailing power deliveries from SER during periods of minimum generation emergencies declared by PJM. PP&L has requested that the Court of Common Pleas stay this SER action pending consideration of the power purchase issues by the PUC. In addition, the lawsuit makes libel claims against PP&L. SER claims damages in excess of $4 million and punitive damages of $25 million.

	In November 1995, PP&L instituted a separate civil action in the Court of Common Pleas seeking a judgment against SER in an amount to be determined for violation of the pricing provisions of the power purchase agreement. The principal issue is whether SER and an affiliate of SER properly used the steam generated by the plant in accordance with the terms of the contract and applicable FERC requirements. Under the contract, if the steam was used properly, SER is entitled to a rate of 6.6 cents/KWH; if not, it is entitled to a rate of only 5.0 cents/KWH. The total annual difference in payment under the two rates is about $9 million. In an interim ruling, the Court of Common Pleas concluded that PP&L could not reduce the rate paid to SER under the power purchase agreement until PP&L obtained either a determination on the issue by FERC or a further order of the Court of Common Pleas.

	Accordingly, in July 1996, PP&L instituted a proceeding requesting FERC to revoke SER's status as a qualifying cogeneration facility under PURPA. In this action, PP&L contends that SER, with the aid of a corporate affiliate, has erroneously claimed the status of a "cogenerator" under PURPA. As a result, PP&L believes that its 1.2 million ratepayers have paid SER about $55 million (i.e., about $9 million annually over six years) to which it is not entitled.

	PP&L cannot predict the outcome of these proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

	At PP&L Resources' Annual Meeting of Shareowners held on April 24, 1996, the shareowners:

	(1) Elected all three nominees for the office of director. The vote for all nominees was 112,709,699. The votes for individual nominees were as follows:

	                                  Number of Votes
	                              For       Withhold Authority

	     William J. Flood     112,488,779       1,552,906
	     William F. Hecht     112,357,740       1,683,945
	     Frank A. Long        112,502,073       1,539,612

	     The vote to withhold authority for all nominees was 1,331,986;

	(2) Ratified the appointment of Price Waterhouse LLP as independent auditors for year ending December 31, 1996. The vote was 112,400,903 in favor, and 618,033 against with 1,022,749 abstaining.

	At PP&L's Annual Meeting of Shareowners held on April 24, 1996, the shareowners:

	(1) Elected all three nominees for the office of director. The vote for all nominees was 160,888,588. The votes for individual nominees were as follows:

	                                   Number of Votes
	                               For       Withhold Authority

	     William J. Flood      160,887,901        4,562
	     William F. Hecht      160,887,851        4,612
	     Frank A. Long         160,888,255        4,208

	The vote to withhold authority for all nominees was 3,875.

Item 6.  Exhibits and Reports on Form 8-K

	(a)  Exhibits

	     27 - Financial Data Schedule

	(b)  Reports on Form 8-K

	Report dated July 1, 1996

	Item 5.  Other Events

	Information regarding the investment by a PMDC subsidiary in stock of a subsidiary of The Southern Company, thereby acquiring a 25 percent interest in a British regional electric utility company.

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


                                    PP&L Resources, Inc.
                                        (Registrant)

                              Pennsylvania Power & Light Company
                                        (Registrant)





Date:  August 13, 1996              /s/ R. E. Hill
                                        R. E. Hill
                                Senior Vice President-Financial
                                   (PP&L Resources, Inc. and
                              Pennsylvania Power & Light Company)



                                     /s/ J. J. McCabe
                                         J. J. McCabe
                               Vice President & Controller (PP&L
                                 Resources, Inc. and Pennsylvania
                                 Power & Light Company)