Form 10-Q/A
period 1996-06-30
PENNSYLVANIA POWER & LIGHT CO /PA
filed 1996-08-19
CIK 317187

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

See accompanying Notes to Financial Statements.

PP&L RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Millions of Dollars)
                                                  June 30,  December 31,
                                                    1996       1995
                                                 (Unaudited)(Audited)
                   LIABILITIES
Capitalization
   Common equity
     Common stock................................        $2        $2
     Capital in excess of par value .............     1,548     1,513
     Earnings reinvested ........................     1,127     1,083
     Capital stock expense and other ............        (2)       (1)
                                                      2,675     2,597
   Preferred stock
     With sinking fund requirements..............       295       295
     Without sinking fund requirements...........       171       171

   Long-term debt................................     2,831     2,829
                                                      5,972     5,892

Current Liabilities
   Commercial paper .............................        31        68
   Bank loans ...................................       218        21
   Long-term debt due within one year............                  30
   Capital lease obligations due within one year.        79        81
   Accounts payable..............................        98       128
   Taxes accrued.................................        50        47
   Interest accrued..............................        61        66
   Dividends payable.............................        74        74
   Other.........................................        98        86
                                                        709       601

Deferred Credits and Other Noncurrent Liabilities
   Deferred investment tax credits ..............       214       219
   Deferred income taxes ........................     2,066     2,106
   Capital lease obligations ....................       141       139
   Other ........................................       543       535
                                                      2,964     2,999

Commitments and Contingent Liabilities
   (See Note 5)..................................

                                                     $9,645    $9,492

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

See accompanying Notes to Financial Statements.

        PP&L Resources, Inc. and Pennsylvania Power & Light Company
                       Notes to Financial Statements


	Terms and abbreviations appearing in Notes to Financial Statements are explained in the glossary on page 28.


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

	During the second quarter, PP&L Resources established a revolving credit facility in the amount of $300 million. At the option of PP&L Resources, interest rates can be based on Eurodollar deposit rates or the prime rate. Any loans made under this credit arrangement would mature, and the facility will terminate, on May 29, 1997. PP&L Resources used borrowings under this revolving credit facility for the funding of a PMDC subsidiary's indirect acquisition of a 25 percent interest in SWEB. On July 1, the PMDC subsidiary obtained an ownership interest in SWEB for $189 million through the purchase of a 25 percent interest in SIUKH, a holding company for Southern Investments UK plc, which is the sole shareholder of SWEB. Borrowings of $190 million were outstanding under this credit facility at June 30, 1996. PP&L Resources expects to replace the revolving credit borrowing by the end of May 1997 with about one-half common equity and one-half long-term debt. See "Financing and Liquidity - PP&L Resources" on page 22 and "Increasing Competition-Investment in Independent Energy Projects" on page 24 for additional information on PP&L Resources' financing and acquisition of SWEB.

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

	Terms and abbreviations appearing in Management's Discussion and Analysis of Financial Condition and Results of Operations are explained in the glossary on page 28.

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

	During the second quarter, PP&L Resources obtained a commitment from certain banks to provide loans under an unsecured revolving credit facility up to an aggregate $300 million. See "Investment in Independent Energy Projects" on page 24 and Financial Note 4 for additional information on the use of this revolving credit facility.

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

Financing and Liquidity - PP&L Resources

	Cash and cash equivalents as of June 30, 1996, increased $193 million as compared to the balance as of June 30, 1995. This increase was due to PP&L Resources' $190 million of short-term debt borrowed under its $300 million revolving credit facility during the second quarter of 1996. At
June 30, 1996, the $190 million was held temporarily in an interest bearing demand deposit account until the SWEB transaction was completed on July 1, 1996. See "Investment in Independent Energy Projects" on page 24 and Financial Note 4 for additional information on the use of this revolving credit facility.

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

Glossary of Terms and Abbreviations

Clean Air Act (Federal Clean Air Act Amendments of 1990) - legislation passed by Congress to address environmental issues including acid rain, ozone and toxic air emissions.

DEP - Pennsylvania Department of Environmental Protection

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

EPA - Environmental Protection Agency

FGD - Flue gas desulfurization equipment installed at coal-fired power plants to reduce sulfur dioxide emissions.

FERC (Federal Energy Regulatory Commission) - government agency that regulates interstate transmission and sale of electricity and related matters.

JCP&L - Jersey Central Power & Light Company

NPDES - National Pollutant Discharge Elimination System

OCA - Pennsylvania Office of Consumer Advocate

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

PP&L - Pennsylvania Power & Light Company

PP&L Resources (PP&L Resources, Inc.) - parent holding company of PP&L, PMDC and Spectrum.

PP&L's Mortgage - Pennsylvania Power & Light Company's Mortgage and Deed of Trust dated October 1, 1945

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

SEC - Securities and Exchange Commission

SER - Schuylkill Energy Resources, Inc.

SIUKH - Southern Investments UK Holdings Limited

Small utilities - utilities subject to FERC jurisdiction whose billings include base rate charges and a supplemental charge or credit for fuel costs over or under the levels included in base rates.

Superfund - Federal and state legislation that addresses remediation of contaminated sites.

SWEB - South Western Electricity plc, a British regional electric utility company.

UGI - UGI Corporation

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