Form 10-K405
period 1996-12-31
PENNSYLVANIA POWER & LIGHT CO /PA
filed 1997-02-28
CIK 317187

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






















                                               For the Year Ended
                                                December 31, 1996

                           UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.   20549

                              FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the fiscal year ended December 31, 1996

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

                 PP&L Resources, Inc.                [   ]
                 Pennsylvania Power & Light Company  [ X ]

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

  PP&L Resources, Inc.                   Yes  X        No
  Pennsylvania Power & Light Company     Yes  X        No



The aggregate market value of the voting common stock held by non-affiliates of PP&L Resources, Inc. at January 31, 1997 was $3,715,517,738. PP&L Resources, Inc. held all 157,300,382 outstanding common shares, no par value,of Pennsylvania Power & Light Company. The aggregate market value of the voting preferred stock held by non-affiliates of Pennsylvania Power & Light Company at January 31, 1997 was $435,250,434.

The number of shares of PP&L Resources, Inc. Common Stock, $.01 par value, outstanding on January 31, 1997 was 163,319,461.

                    Documents incorporated by reference:

	Registrants have incorporated herein by reference certain sections of their 1997 Notices of Annual Meetings and Proxy Statements which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1996. Such Proxy Statements will provide the information required by Part III of this Report.

                         PP&L RESOURCES, INC.
                 PENNSYLVANIA POWER & LIGHT COMPANY

                     FORM 10-K ANNUAL REPORT TO
               THE SECURITIES AND EXCHANGE COMMISSION
                FOR THE YEAR ENDED DECEMBER 31, 1996

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

Item                                                          Page
                               PART I

  1.  Business .............................................    1

  2.  Properties ...........................................   14

  3.  Legal Proceedings ....................................   14

  4.  Submission of Matters to a Vote of Security Holders ..   18

      Executive Officers of the Registrants ................   19

                               PART II

  5.  Market for the Registrants' Common Equity and Related
      Stockholder Matters ..................................   21

  6.  Selected Financial Data ..............................   21

  7.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations  .................   21

  8.  Financial Statements and Supplementary Data ..........   22

  9.  Changes in and Disagreements with Accountants on
      Accounting and Financial Disclosure ..................   23

                               PART III

 10.  Directors and Executive Officers of the Registrants ..   87

 11.  Executive Compensation ...............................   87

 12.  Security Ownership of Certain Beneficial
      Owners and Management ................................   87

 13.  Certain Relationships and Related Transactions .......   88

                               PART IV

 14.  Exhibits, Financial Statement Schedules, and
      Reports on Form 8-K ..................................   89

      Signatures ...........................................   91

      Exhibit Index ........................................   92

      Computation of Ratio of Earnings to Fixed Charges ....  105

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

DEP - Pennsylvania Department of Environmental Protection

District Court - United States District Court for the Eastern District of Pennsylvania

DOE - Department of Energy

DRIP (Dividend Reinvestment Plan) - program available to shareowners of PP&L Resources' common stock and PP&L preferred stock to reinvest dividends in PP&L Resources' common stock instead of receiving dividend checks.

ECR (Energy Cost Rate) - a tariff applied to PUC-jurisdictional customers to recover fuel and other energy costs. Differences between actual and estimated amounts are collected or refunded to customers. The ECR was terminated effective December 1996.

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

IEC (Interstate Energy Company) - a subsidiary of PP&L that operates an oil and gas pipeline.

ISO - Independent System Operator

JCP&L - Jersey Central Power & Light Company

Major utilities - Atlantic, BG&E and JCP&L

MSHA - Mine Safety and Health Administration

NJDEP - New Jersey Department of Environmental Protection

NPDES - National Pollutant Discharge Elimination System

NRC - Nuclear Regulatory Commission

NUG (Non-Utility Generator) - generating plant not owned by regulated utilities. If the NUG meets certain criteria, its electrical output must be purchased by public utilities as required by PURPA.

OCA - Pennsylvania Office of Consumer Advocate

OSM - United States Office of Surface Mining

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

PMDC (Power Markets Development Company) - PP&L Resources' unregulated subsidiary formed to invest in and develop world-wide power markets.

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

RCRA - 1976 Resource Conservation and Recovery Act

SBRCA - Special Base Rate Credit Adjustment

SEC - Securities and Exchange Commission

SER - Schuylkill Energy Resources, Inc.

SFAS (Statement of Financial Accounting Standards) - accounting and financial reporting rules issued by the FASB.

Small utilities - utilities subject to FERC jurisdiction whose billings include base rate charges and a supplemental charge or credit for fuel costs over or under the levels included in base rates.

Spectrum (Spectrum Energy Services Corporation) - PP&L Resources' unregulated subsidiary formed to offer energy related products and services.

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

VERP - Voluntary Early Retirement Program

                                PART I

                           ITEM 1. BUSINESS

	Terms and abbreviations appearing in "BUSINESS" are explained in the glossary.

BACKGROUND

	To take advantage of new business opportunities, both domestically and in foreign countries, PP&L formed a holding company structure in April 1995. As a result of this restructuring, PP&L became a direct subsidiary of PP&L Resources. PP&L Resources is the parent company of PP&L, PMDC and Spectrum.

	PP&L is an operating electric utility, incorporated under the laws of the Commonwealth of Pennsylvania in 1920.

	In 1995, PP&L Resources also became the parent holding company of PMDC. PMDC engages in unregulated business activities through investments in electric energy projects. See "Increasing
Competition" in the Review of the Financial Condition and Results of Operations and Financial Note 9 for additional information regarding PMDC.

	In 1995, PP&L Resources formed Spectrum, an unregulated subsidiary, which offers energy-related products and services to PP&L's existing customers and to others outside of PP&L's service territory. Other subsidiaries may be formed by PP&L Resources to take advantage of new business opportunities.

	PP&L is PP&L Resources' principal subsidiary (approximately 97% of consolidated assets as of December 31, 1996), and the financial condition and results of operation of PP&L are currently the principal factors affecting the financial condition and results of operations of PP&L Resources.

	The electric utility industry, including PP&L, has experienced and will continue to experience a significant increase in the level of competition in the energy supply market. The Energy Act amended the PUHCA to create a new class of independent power producers, and amended the Federal Power Act to provide open access to electric transmission systems for wholesale transactions. In addition, in December 1996 legislation was enacted in Pennsylvania to restructure the state's electric utility industry in order to create retail access to a competitive market for the generation of electricity.
PP&L has announced its support for full customer choice of their energy supplier for all customer classes. See "Pennsylvania Restructuring Legislation" on page 27 and "Increasing Competition" on page 36 for a discussion of pending PUC and FERC proceedings on industry competition and PP&L's involvement in those proceedings.

	PP&L is subject to regulation as a public utility by the PUC and is subject in certain of its activities to the jurisdiction of the FERC under Parts I, II and III of the Federal Power Act. PP&L
Resources and PP&L have been exempted by the SEC from the provisions of PUHCA applicable to them as holding companies.

	PP&L is subject to the jurisdiction of the NRC in connection with the operation of the two nuclear-fueled generating units at PP&L's Susquehanna station. PP&L owns a 90% undivided interest in each of the Susquehanna units and Allegheny Electric Cooperative, Inc. owns a 10% undivided interest in each of those units.

	PP&L is also subject to the jurisdiction of certain federal, regional, state and local regulatory agencies with respect to air and water quality, land use and other environmental matters. The operations of PP&L are subject to the Occupational Safety and Health Act of 1970, and the coal cleaning and loading operations of a PP&L subsidiary are subject to the Federal Mine Safety and Health Act of 1977.

	PP&L serves approximately 1.2 million customers in a 10,000 square mile territory in 29 counties of central eastern Pennsylvania (see Map on page 13), with a population of approximately 2.6 million persons. This service area has 129 communities with populations over 5,000, the largest cities of which are Allentown, Bethlehem, Harrisburg, Hazleton, Lancaster, Scranton, Wilkes-Barre and Williamsport.

	During 1996, about 98% of total operating revenue was derived from electric energy sales, with 35% coming from residential customers, 28% from commercial customers, 20% from industrial customers, 14% from other major utilities and the PJM and 3% from others.

	Wholly-owned subsidiary companies of PP&L principally are engaged in oil and gas pipeline operations and passive financial investing.

	PP&L operates its generation and transmission facilities as part of the PJM. The PJM, one of the world's largest power pools, includes 11 companies serving about 22 million people in a 50,000 square mile territory covering all or part of Pennsylvania, New
Jersey, Maryland, Delaware, Virginia and Washington, D.C.

	In July 1996, all of the PJM companies, except PECO, submitted a comprehensive filing for FERC approval of changes to the PJM to accommodate greater competition and broader participation. The filing would (i) establish pool-wide transmission service tariffs to provide comparable, open-access service for all wholesale transactions throughout PJM; (ii) establish a price-based bidding system, with the resulting regional energy market open to all wholesale buyers and sellers of power; (iii) create a not-for-profit corporate entity in the form of an ISO responsible for impartial daily management and administration of the energy market and the transmission system; and (iv) develop an enhanced pool-wide planning function to be administered by the ISO. In August 1996, PECO filed a separate PJM restructuring proposal with the FERC, which differed significantly in several areas from the other companies' filing.

	In November 1996, the FERC rejected both proposals for restructuring the PJM for several reasons, the principal one being its view that the ISO was not sufficiently independent. FERC ordered the PJM companies to file a pool-wide tariff and modified coordination agreements reflecting the removal of provisions which FERC considered discriminatory against non-PJM members. In December 1996, all members of PJM submitted an interim compliance filing with the FERC, which proposed a pool-wide pro forma transmission tariff and a revised interconnection agreement and transmission owners agreement designed to accommodate open, non-discriminatory participation in the pool. The PJM companies currently are working with multiple stakeholders to develop a consensus package for the comprehensive restructuring of the PJM, which is expected to be filed with the FERC in May 1997.

FINANCIAL CONDITION

See "Earnings", "Electric Energy Sales", and "Financial Indicators" in the Review of the Financial Condition and Results of Operations for this information.

CAPITAL EXPENDITURE REQUIREMENTS AND FINANCING

	See "Financial Condition - Capital Expenditure Requirements" on page 32 for information concerning PP&L's estimated capital expenditure requirements for the years 1997-2001. See "Environmental Matters" on page 34 and Note 14 to Financial Statements for information concerning PP&L's estimate of the cost to comply with the federal clean air legislation enacted in 1990, to address groundwater degradation and waste water control at PP&L facilities and to comply with solid waste disposal regulations adopted by the DEP.

	See "Financing and Liquidity" on page 32 for information concerning the 1997 financing plans for PP&L Resources and PP&L.

POWER SUPPLY

	PP&L's system capacity (winter rating) at December 31, 1996 was as follows:
                                                        Net
                                                      Kilowatt
                Plant                                 Capacity
     Nuclear-fueled steam station
       Susquehanna                                  1,995,000 (a)
     Coal-fired steam stations
       Montour                                      1,525,000
       Brunner Island                               1,469,000
       Sunbury                                        389,000
       Martins Creek                                  300,000
       Keystone                                       210,000 (b)
       Conemaugh                                      194,000 (c)
       Holtwood                                        73,000
         Total coal-fired                           4,160,000
     Oil-fired steam station
       Martins Creek                                1,592,000
     Combustion turbines and diesels                  364,000
     Hydroelectric                                    146,000
         Total generating capacity                  8,257,000
     Firm purchases
       Hydroelectric                                  139,000 (d)
       Qualifying facilities                          474,000 (e)
         Total firm purchases                         613,000
     Total system capacity                          8,870,000
_____________________________
     (a)  PP&L's 90% undivided interest.
     (b)  PP&L's 12.34% undivided interest.
     (c)  PP&L's 11.39% undivided interest.
     (d)  From Safe Harbor Water Power Corporation.
     (e) From NUG companies. Effective January 1, 1997, an additional 5,000 kilowatts of NUG capacity were added.

	The system capacity shown in the preceding tabulation does not reflect: (i) sales of capacity and energy to Atlantic; (ii) sales of capacity and energy to BG&E; (iii) sales of capacity and energy to JCP&L; or (iv) sales of capacity credits to GPU Service Corporation and Delmarva Power & Light Company for PJM installed capacity accounting purposes only, which capacity credit sales aggregated 284,000 kilowatts at December 31, 1996. Giving effect to the sales to Atlantic (129,000 kilowatts), BG&E (132,000 kilowatts), and JCP&L (756,000 kilowatts), PP&L's net system capacity at December 31, 1996 was 7,853,000 kilowatts.

	The capacity of generating units is based upon a number of factors, including the operating experience and physical condition of the units, and may be revised from time to time to reflect changed circumstances.

	During 1996, PP&L produced about 39.4 billion kwh in plants it owned. PP&L purchased 7.8 billion kwh under purchase agreements and received 1.7 billion kwh as power pool interchange. During the year, PP&L delivered about 1.3 billion kwh as pool interchange and about
6.3 billion kwh under purchase agreements.

	During 1996, 57% of the energy generated by PP&L's plants came from coal-fired stations, 38.5% from nuclear operations at the Susquehanna station, 2.5% from the Martins Creek oil-fired steam station and 2.0% from hydroelectric stations.

	The maximum one-hour demand recorded on PP&L's system is 6,607,000 kilowatts, which occurred on February 6, 1996. The maximum recorded one-hour summer demand is 6,021,000 kilowatts, which occurred on August 2, 1995. The peak demands do not include energy sold to Atlantic, BG&E or JCP&L.

	PP&L purchases energy from other utilities and FERC-certified power marketers when it is economically desirable to do so. From time to time, PP&L purchases energy from systems outside the PJM on a daily, weekly or monthly basis, at advantageous prices. The amount of energy purchased depends on a number of factors, including cost and the import capability of the transmission network.

	Under a compliance tariff filed with the FERC in July 1996, PP&L has been providing open access of available capability on its transmission system for use by wholesale entities on a basis that is comparable with PP&L's own use of its transmission facilities.

	In 1995, the FERC accepted a PP&L wholesale generating services tariff. This tariff enables PP&L to sell to other utilities and marketers reservations of output from PP&L's generating units during certain periods, with the option to purchase energy from these units. As of the end of 1996, about 60 utilities and marketers have signed service agreements under the tariff. Typically, a reciprocal agreement will enable PP&L to purchase energy from these same utilities and marketers. Transactions under these agreements will continue to allow PP&L to make more efficient use of its generating resources and provide benefits to both PP&L and the other utilities.
At the end of 1996, PP&L filed with FERC for revisions to this tariff to unbundle transmission costs which are now part of its open access tariff. PP&L also sought FERC approval to sell power purchased from third parties, in addition to power from its own system resources.
This "buy-for-resale" provision would increase PP&L's capabilities in making profitable wholesale transactions.

	See Note 4 to Financial Statements for additional information concerning the sale of capacity and energy to Atlantic, BG&E and JCP&L, the sale of capacity credits (but not energy) to other electric utilities in the PJM and the sale of transmission entitlements and the reservation of output from the Martins Creek units.

	In addition to the 474,000 kilowatts of non-utility generation shown in the preceding tabulation, PP&L is purchasing about 10,000 kilowatts of output from various other non-utility generating companies. The payments made to non-utility generating companies, all of whose facilities are located in PP&L's service area, are recovered from customers through base rate charges applicable to PUC- and FERC-jurisdictional customers.

	The PJM companies had 57.3 million kilowatts of installed generating capacity at December 31, 1996, and transmission line connections with neighboring power pools have the capability of transferring an additional 4 to 5 million kilowatts between the PJM and neighboring power pools. Through December 31, 1996, the maximum one-hour demand recorded on the PJM was approximately 48.5 million kilowatts, which occurred on August 2, 1995. PP&L is also a party to the Mid-Atlantic Area Coordination Agreement, which provides for the coordinated planning of generation and transmission facilities by the companies included in the PJM.

	PP&L has completed the conversion of the two oil-fired generating units at Martins Creek Steam Electric Station to burn both natural gas and oil. Dual fuel operation began in the second quarter of 1996. The IEC transmission facilities were converted to transport natural gas and oil through the existing oil pipeline. In November 1996, the Commonwealth Court of PA ruled against another party's appeal of the PUC's approval of IEC's application for gas transmission service.


FUEL SUPPLY

	Coal

	During 1996, PP&L's generating stations burned about 8.4 million tons of bituminous coal and about 1.1 million tons of anthracite and petroleum coke.

	During 1996, 66% of the coal delivered to PP&L's generating stations was purchased under contracts and 34% was obtained through open market purchases.

	The amount of bituminous coal carried in inventory at PP&L's generating stations varies from time to time depending on market conditions and plant operations. As of December 31, 1996, PP&L's bituminous coal supply was sufficient for about 39 days of operations.

	Contracts with non-affiliated coal producers provided PP&L with about 4.4 million tons of bituminous coal in 1996 and are expected to provide PP&L with about 4.5 million tons in both 1997 and 1998.

	The coal burned in PP&L's generating stations contains both organic and pyritic sulfur. Mechanical cleaning processes are utilized to reduce the pyritic sulfur content of the coal. The reduction of the pyritic sulfur content by either mechanical cleaning or blending has lowered the total sulfur content of the coal burned to levels which permit compliance with current sulfur dioxide emission regulations established by the DEP. For information concerning PP&L's plans to achieve compliance with the federal clean air legislation enacted in 1990, see "Environmental Matters" on page 34 and Note 14 to Financial Statements.

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

	At December 31, 1996, PP&L's inventory of anthracite was about
3.6 million tons. PP&L's requirements for petroleum coke and any additional anthracite that may be required over the remainder of the expected useful lives of PP&L's anthracite-fired generating stations are expected to be obtained by contract and market purchases.

	Natural Gas

	During 1996, PP&L's Martins Creek Steam Electric Station consumed about 2,000,000 mcf of natural gas. All of this natural gas was purchased and transported under short-term agreements that were one month or less in duration. PP&L does not have any long-term agreements to purchase gas or gas transportation.

	Oil

	As of December 31, 1996, PP&L has an agreement with one supplier under which it can purchase up to 75% of the oil requirements for the Martins Creek units. The balance is purchased in the spot market. However, if there are price advantages to be realized from purchasing oil in the spot market, the contract permits PP&L to acquire up to 75% of its expected oil requirements for the Martins Creek units in that manner. The current agreement expires in mid-1997.

	During 1996, approximately 87% of the oil requirements for the Martins Creek units was purchased under PP&L's oil contracts and the balance was purchased on the spot market.

	Nuclear

	The nuclear fuel cycle consists of the mining of uranium ore and its milling to produce uranium concentrates; the conversion of uranium concentrates to uranium hexafluoride; the enrichment of uranium hexafluoride; the fabrication of fuel assemblies; the utilization of the fuel assemblies in the reactor; the temporary storage of spent fuel; and the permanent disposal of spent fuel.

	PP&L has entered into uranium supply agreements that satisfy 100% of the uranium concentrate requirements for the Susquehanna units through 1997 and approximately 50% of the requirements for the period 1998-1999. Deliveries under these agreements are expected to provide sufficient quantities of uranium concentrates to permit Unit 1 to operate into the first quarter of 2000 and Unit 2 to operate into the first quarter of 1999.

	PP&L has entered into agreements that satisfy 100% of its conversion requirements through 1997 and approximately 50% of its conversion requirements for the period 1998-1999.

	PP&L also has entered into agreements for other segments of the nuclear fuel cycle. Based upon the current operating plans for each of the Susquehanna units, the following table shows the years through which contracts, including options to extend, could provide the indicated segments of the nuclear fuel cycle:

                      Enrichment          2014
                      Fabrication         2006

	PP&L has elected to cancel all or a portion of potential deliveries under its existing enrichment contract during the period 1999 through 2002, and is currently evaluating its options for satisfying these requirements through 2004. Additional arrangements will be necessary to satisfy the remaining fuel requirements of the Susquehanna units over their anticipated useful lives.

	PP&L estimates that there is sufficient storage capability in the spent fuel pools at Susquehanna to accommodate the fuel that is expected to be discharged through the end of 1997. Federal law requires the federal government to provide for the permanent disposal of commercial spent nuclear fuel. Pursuant to the requirements of that law, DOE has initiated an analysis of a site in Nevada for a permanent nuclear waste repository. Progress on characterization of a proposed disposal facility has been slow, and the repository is not expected to be operational before 2010. Congress is considering new legislation designed to re-establish a schedule for the spent fuel disposal program. This legislation would authorize an above-ground interim storage facility, along with the permanent disposal facility, as part of an integrated disposal program. Even if this legislation is enacted and DOE is successful in building and operating the interim storage facility, it is unlikely that any spent fuel will be shipped from Susquehanna until well after the year 2005 because of the large volume of other utilities' spent fuel that is scheduled to be shipped before PP&L's spent fuel. Therefore, expansion of Susquehanna's spent fuel storage capability is necessary. To support this expansion, PP&L has contracted for the design and construction of a spent fuel storage facility employing dry fuel storage technology at the Susquehanna plant. The facility will be modular so that additional storage capacity can be added as needed. PP&L currently estimates that construction of the facility will be completed by mid-1997.

	Federal law also provides that the costs of spent nuclear fuel disposal are the responsibility of the generators of such wastes.
PP&L includes in customer rates the fees charged by the DOE to fund the permanent disposal of spent nuclear fuel. In January 1997, PP&L joined over 30 other utilities in a lawsuit in the U.S. Court of Appeals for the District of Columbia Circuit seeking assurance of DOE's performance of its contractual obligation to accept the spent nuclear fuel and suspension of the payment of fees to that agency pending such performance.

ENVIRONMENTAL MATTERS

	PP&L is subject to certain present and developing federal, regional, state and local laws and regulations with respect to air and water quality, land use and other environmental matters. See "Financial Condition - Capital Expenditure Requirements" on page 32 for information concerning environmental expenditures during 1996 and PP&L's estimate of those expenditures during the years 1997-2001. PP&L believes that it is presently in substantial compliance with applicable environmental laws and regulations.

	See "Environmental Matters" on page 34 and Note 14 to Financial Statements for information concerning federal clean air legislation enacted in 1990, groundwater degradation and waste water control at PP&L facilities, DEP's solid waste disposal regulations and PP&L's agreement with the DEP concerning remediation at certain sites of past operations. Other environmental laws, regulations and developments that may have a substantial impact on PP&L are discussed below.



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

	The EPA and DEP limitations, standards and guidelines for the discharge of pollutants from point sources into surface waters are implemented through the issuance of NPDES permits. PP&L has the NPDES permits necessary for the operation of its facilities.

	Pursuant to the Surface Mining and Reclamation Act of 1977, the OSM has adopted effluent guidelines which are applicable to PP&L subsidiaries as a result of their past coal mining and continued coal processing activities. The EPA and the OSM limitations, guidelines and standards also are enforced through the issuance of NPDES permits. In accordance with the provisions of the Clean Water Act and the Reclamation Act of 1977, the EPA and the OSM have authorized the DEP to implement the NPDES program for Pennsylvania sources. Compliance with applicable water quality standards is assured by DEP review of NPDES permit conditions. PP&L's subsidiaries have received NPDES permits for their mines and related facilities.

	Solid and Hazardous Waste
	The RCRA regulates the generation, transportation, treatment, storage and disposal of hazardous wastes. RCRA also imposes joint and several liability on generators of solid or hazardous waste for clean-up costs. A revision of RCRA in late-1984 lowered the threshold for the amount of on-site hazardous waste generation requiring regulation and incorporated underground tanks used for the storage of petroleum and petroleum products as regulated units.
Based upon the results of a survey of its solid waste practices, PP&L in the past has filed notices with the EPA indicating that hazardous waste is occasionally generated at all of its steam electric generating stations and service centers. PP&L has established specific operating procedures for handling this hazardous waste. Therefore, at this time RCRA and related DEP regulations are not expected to have a significant additional impact on PP&L.

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

	In 1996, PP&L completed removal of coal tar from one subsurface accumulation at a former coal gasification plant site along Brodhead Creek, Monroe County, Pennsylvania and currently expects that significant additional remedial action will not be required. PP&L has entered into agreements with the adjacent property owner and DEP to share the past and future costs of remediating this site. PP&L's share of the costs is approximately $2.3 million, all of which has been spent.

	The EPA has placed the site of a former PP&L gas plant in Columbia, Pennsylvania on the national Superfund list. PP&L and another potentially responsible party had previously conducted a detailed investigation of the site, and PP&L removed a substantial amount of coal tar from a pedestrian tunnel at the rear of the property. However, coal tar remains in two brick pits on the site. There also is coal tar contamination of the soil and groundwater at the site and of river sediment adjacent to the site. PP&L signed a consent order with the DEP to remediate the brick pits and conduct additional investigations. The costs of investigation and remediation of the areas of the site where the agencies have required action are estimated at $2.6 million, all of which has been spent or is accrued. Further remediation of other areas of the site may be required, the costs of which are not now determinable but could be material.

	PP&L at one time also owned and operated several other gas plants in its service area. None of these sites is presently on the Superfund list. However, a few of them may be possible candidates for listing at a future date. PP&L expects to continue to investigate and, if necessary, remediate these sites. The cost of this work is not now determinable but could be material.

	See "LEGAL PROCEEDINGS" on page 14 for information concerning an EPA order and a complaint filed by the EPA in federal district court against PP&L and 35 unrelated parties for remediation of a Superfund site in Berks County, Pennsylvania; a complaint filed by PP&L and 16 unrelated parties in federal district court against other parties for contribution under Superfund relating to the Novak landfill Superfund site in Lehigh County, Pennsylvania and a related action by EPA against PP&L and 29 unrelated parties to recover the agency's past and future costs at the Novak landfill site; and an action by the EPA for reimbursement of the EPA's past response costs and remediation at the site of a former metal salvaging operation in Montour County, Pennsylvania.

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

	Low-Level Radioactive Waste
	Under federal law, each state is responsible for the disposal of low-level radioactive waste generated in that state. States may join in regional compacts to jointly fulfill their responsibilities. The states of Pennsylvania, Maryland, Delaware and West Virginia are members of the Appalachian States Low-Level Radioactive Waste
Compact. Efforts to develop a regional disposal facility in Pennsylvania are currently underway. Low-level radioactive wastes resulting from the operation of Susquehanna are currently being sent to Barnwell, South Carolina for disposal. In the event that this disposal option becomes unavailable or no longer cost effective, the low-level radioactive waste will be stored on-site at Susquehanna.
PP&L cannot predict the future availability of low-level waste disposal facilities or the cost of such disposal.

	General
	Concerns have been expressed by some members of the scientific community and others regarding the potential health effects of EMFs. These fields are emitted by all devices carrying electricity, including electric transmission and distribution lines and substation equipment. Federal, state and local officials are focusing increased attention on this issue. PP&L is actively participating in the current research effort to determine whether EMFs cause any human health problems and is taking steps to reduce EMFs, where practical, in the design of new transmission and distribution facilities. PP&L is unable to predict what effect the EMF issue might have on PP&L operations and facilities and the associated cost.

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

EMPLOYEE RELATIONS
	As of December 31, 1996, approximately 4,190 of PP&L's 6,428 full-time employees were represented by the IBEW under a three-year agreement which expires in May 1997.

     Page 13 contains a map of PP&L's service territory which shows its location, the location of each of PP&L's coal-fired, oil-fired, hydro and nuclear-fueled generating stations and the location of major population centers.

                       ITEM 2. PROPERTIES


	The accompanying Map shows the location of PP&L's service area and generating stations.

	Reference is made to the "Utility Plant" section of Note 1 for information concerning investments in property, plant and equipment. Substantially all electric utility plant is subject to the lien of PP&L's first mortgage.

	For additional information concerning the properties of PP&L see Item 1, "BUSINESS - Power Supply" and "BUSINESS - Fuel
Supply".


                   ITEM 3. LEGAL PROCEEDINGS


	Reference is made to Notes to Financial Statements for information concerning rate matters.

	Reference is made to Item 1 "BUSINESS-Fuel Supply" for information concerning a lawsuit against DOE for failure of that agency to perform contractual obligations.

	In August 1991, a group of fuel oil dealers in PP&L's service area filed a complaint against PP&L in District Court alleging that PP&L's promotion of electric heat pumps and off-peak thermal storage systems had violated and continues to violate the federal antitrust laws. Specifically, the complaint alleged that PP&L's use of its PUC-filed tariff to provide a lower electric rate for newly constructed residences equipped with thermal storage systems, combined with PP&L's program of providing cash grants to developers and contractors for the installation of high efficiency heat pumps in these residences, allowed PP&L to illegally capture at least 70% of the market for heating in new residential construction within its service area.

	The complaint requested judgment against PP&L for a sum in excess of $10 million for the alleged antitrust violations, treble the damages alleged to have been sustained by the plaintiffs over the past four years. The complaint also requested a permanent injunction against all activities found to be illegal, including the cash grant program.

	PP&L filed a motion for summary judgment seeking to dispose of plaintiffs' claims in this case, and in September 1992, the judge ruled on this motion and dismissed all counts against PP&L. The plaintiffs appealed to the Court of Appeals for the Third Circuit. In April 1994, the Court of Appeals issued a decision which in part affirmed the lower court's grant of summary judgment for PP&L, but reversed the grant of summary judgment as to cash grants to developers based upon all-electric builder agreements.

	The District Court reacquired jurisdiction over this case. In February 1997, the parties reached an agreement in principle to settle this proceeding. The terms of this settlement would not have a material effect on PP&L.

	In August 1995, SER, one of the non-utility generating companies from which PP&L purchases power under the PURPA, brought suit against PP&L in the District Court. SER alleged that, since July 1994, PP&L has improperly curtailed power purchases from SER under the power purchase agreement between the parties. SER claims that such activity breached the power purchase agreement and violated the federal antitrust laws, among other counts. SER alleged that PP&L's actions resulted in loss of revenue from power sales of $1.6 million and an unquantified increase in its costs of operation. SER requested compensatory and punitive damages, as well as treble damages and attorneys' fees for alleged antitrust violations. In May 1996, the District Court granted PP&L's motion to dismiss the complaint. SER has appealed this decision to the U.S. Court of Appeals for the Third Circuit.

	In December 1995, PP&L filed a petition with the PUC for a declaratory order that it had acted properly in curtailing purchases from SER and other NUGs during minimum generation emergencies on the PJM system. The PUC has stayed a determination in this case pending a FERC decision regarding
PP&L's request to decertify SER as a qualifying cogeneration facility (see discussion below).

	In November 1995, PP&L initiated a civil action against SER in the Lehigh County Court of Common Pleas. The principal issue is whether SER and an affiliate of SER properly used the steam generated by the plant in accordance with the terms of the contract. Under the contract, if the steam was used properly, SER is entitled to a rate of 6.6 cents per KWH; if not, it is entitled to a rate of only 5.0 cents per KWH. The total annual difference in payment under the two rates is about $9 million.
In April 1996, the Court concluded that PP&L must seek a determination by the FERC prior to reducing the rate paid to SER.

	Accordingly, in July 1996 PP&L filed a motion with the FERC to revoke SER's status as a qualifying cogeneration facility. PP&L's motion alleges that SER has engaged in a conscious and continuing scheme to mislead PP&L and the FERC and that SER has never complied with the FERC's requirements for a qualifying cogeneration facility. This motion is pending.

	In a related matter, in June 1996 SER filed a state court lawsuit against PP&L in Lehigh County, Pennsylvania. In this lawsuit, SER restates its allegations concerning PP&L's procedures for curtailing power deliveries from SER during periods of minimum generation emergencies declared by the PJM. SER's claims include breach of contract, fraud, negligent misrepresentation and breach of duty of good faith and fair dealing. In addition, SER claims that public statements by PP&L were libelous. In January 1997, the Court stayed SER's state law claims against PP&L pending consideration by the PUC of PP&L's minimum generation petition and dismissed SER's libel claims.

	PP&L cannot predict the outcome of these proceedings.

	In April 1991, the U.S. Department of Labor through its MSHA issued citations to one of PP&L's coal-mining subsidiaries for alleged coal-dust sample tampering at one of the subsidiary's mines. The MSHA at the same time issued similar citations to more than 500 other coal-mine operators. Based on a review of its dust sampling procedures, the subsidiary is contesting all of the citations. It is believed at this time, based on the information available, that the MSHA allegations are without merit. Citations were also issued against the independent operator of another subsidiary mine, who is also contesting the citations issued with respect to that mine. The Administrative
Law Judge assigned to the proceedings ordered that one case be tried against a single mine operator unrelated to PP&L to determine whether the MSHA could prove its general allegations regarding sample tampering. In April 1994, the Judge ruled in favor of the mine operator and vacated the 75 citations against it. The MSHA appealed the Judge's decision to the Mine Safety and Health Review Commission. In November 1995, the Commission affirmed the Judge's rulings in favor of the operator. The
Secretary of Labor has appealed the Commission's decision to the U.S. Court of Appeals for the District of Columbia Circuit. PP&L cannot predict the outcome of these proceedings.

	On July 25, 1994, Mon Valley Steel Company, Inc. filed suit in the Court of Common Pleas of Fayette County, Pennsylvania, against PP&L and two of its subsidiaries, claiming that PP&L and those subsidiaries made fraudulent misrepresentations during negotiations for the 1992 sale to Mon Valley of Tunnelton Mining Company. Tunnelton was a coal-mining operation formerly owned by PP&L's subsidiary, Pennsylvania Mines Corporation. Specifically, Mon Valley alleges that PP&L and those subsidiaries misrepresented Tunnelton's capability to produce coal, as well as the amount of funding Tunnelton would receive for mine closing costs. Mon Valley is claiming about $6 million to cover mine closing costs as well as punitive damages in an unspecified amount. In July 1994, PP&L and those subsidiaries filed a legal action in the Court of Common Pleas of Allegheny County, Pennsylvania, requesting a judicial determination that they had not breached any of their contractual obligations to Mon Valley. While these matters were pending, Mon Valley was forced into involuntary bankruptcy by its creditors and, accordingly in August 1996, PP&L removed the Fayette County action to Federal Bankruptcy Court. The Allegheny County action by PP&L has been stayed pending the Bankruptcy Court's determination. PP&L cannot predict the outcome of these proceedings.

	In August 1994, PP&L filed a rate complaint with the Interstate Commerce Commission, now the Surface Transportation Board, challenging Consolidated Rail Corporation's (Conrail's) coal transportation rates from interchange points with connecting carriers to PP&L's power plants. In September 1995, PP&L amended its complaint to add the connecting carriers, CSX Corporation and Norfolk Southern Corporation, as additional defendants.

	As a result of an Surface Transportation Board ruling in December 1996, PP&L's complaint against Conrail alone was dismissed, but PP&L's case against Conrail, CSX and Norfolk
Southern jointly continues. PP&L cannot predict the outcome of this proceeding or its ultimate impact on PP&L's coal transportation rates.

	In August 1991, PP&L and 35 other unrelated parties received an EPA order under Superfund requiring that certain remedial actions be taken at a former oil recovery site in Berks County, Pennsylvania, which has been included on the federal Superfund list. PP&L had been identified by the EPA as a potentially responsible party, along with over 100 other parties. The EPA order required remediation by the 36 named parties of four specific areas of the site. Remedial action under this order has been completed at a cost of approximately $2 million, of which PP&L's interim share was approximately $50,000.

	The EPA at the same time filed a complaint under Section 107 of Superfund in the District Court against PP&L and the same 35 unrelated parties. The complaint asks the District Court to hold the parties jointly and severally liable for all EPA's past costs at the site and future costs of remediating some of the remaining areas of the site. The EPA claims it has spent approximately $21 million to date. PP&L and a group of the other named parties have sued in District Court approximately 460 other parties that have contributed waste to the site, demanding that these companies contribute to the clean-up costs.

	In July 1993, PP&L and 33 of the 35 unrelated parties received an EPA order under Section 106 of Superfund requiring remediation of the remaining areas of the site identified by EPA. Current estimates of remediating the remainder of the site range from $50 million to $200 million. These costs would be shared among the responsible parties. PP&L and other parties to the lawsuit have reached a settlement with the federal government regarding these claims. PP&L's share is not material.

	In December 1991, PP&L and 16 unrelated parties filed complaints against 64 other parties in District Court seeking reimbursement under Superfund for costs the plaintiffs have incurred and will incur to investigate and remediate the Novak landfill site in Lehigh County, Pennsylvania. The complaints allege that the 64 defendants generated or transported substances disposed of at the Superfund site. A Remedial Investigation and Draft Feasibility Study for the site has been completed at a cost of approximately $3 million, of which PP&L's share was approximately $200,000. EPA's selected remedy is currently estimated to cost approximately $20 million. EPA has issued a 106 Order against PP&L and several other parties to implement this remedy. In January 1997, EPA filed an action against PP&L and 29 other parties under section 107 of CERCLA to recover its costs at the site, which it alleges are in excess of $990,000. The parties currently are negotiating with EPA. PP&L's allocated share is not expected to be material.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1996.

                EXECUTIVE OFFICERS OF THE REGISTRANTS


	Officers of PP&L Resources and PP&L are elected annually by their Boards of Directors to serve at the pleasure of the respective Boards. There are no family relationships among any of the executive officers, or any arrangement or understanding between any executive officer and any other person pursuant to which the officer was selected.

	There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any executive officer during the past five years.

	Listed below are the executive officers of:

PP&L Resources, Inc.
                                                Effective Date of
                                                  Election to
       Name         Age        Position         Present Position

William F. Hecht     53  Chairman, President
                         and Chief Executive    February 24, 1995
                         Officer

Francis A. Long      56  Executive Vice
                         President              February 24, 1995

Robert G. Byram*     51  Senior Vice President-
                         Nuclear - PP&L         December 20, 1995

Ronald E. Hill       54  Senior Vice President-
                         Financial              August 1, 1996

Robert D. Fagan*     51  President - Power Markets
                         Development Company    December 20, 1995

Robert J. Grey       46  Senior Vice President,
                         General Counsel and
                         Secretary              March 1, 1996

Joseph J. McCabe     46  Vice President and
                         Controller             August 1, 1995

Pennsylvania Power & Light Company:

                                               Effective Date of
                                                  Election to
       Name         Age        Position         Present Position

William F. Hecht     53  Chairman, President
                         and Chief Executive
                         Officer                January 1, 1993

Francis A. Long      56  Executive Vice
                         President and Chief
                         Operating Officer      January 1, 1993

Robert G. Byram      51  Senior Vice President-
                         Nuclear                March 26, 1993

Ronald E. Hill       54  Senior Vice President-
                         Financial              January 1, 1994

John R. Biggar       52  Vice President-
                         Finance                August 1, 1996

Robert J. Grey       46  Senior Vice President,
                         General Counsel and
                         Secretary              March 1, 1996

Joseph J. McCabe     46  Vice President and
                         Controller             August 1, 1995



*	Mr. Byram and Mr. Fagan have been designated executive
officers of PP&L Resources by virtue of their respective positions at PP&L Resources subsidiaries.

	Each of the above officers, with the exception of Mr. Fagan, Mr. Grey, and Mr. McCabe, has been employed by PP&L for more than five years as of December 31, 1996. Mr. Fagan joined PMDC - then a PP&L subsidiary - in November 1994. Prior to that time, he was Vice President and General Manager at Mission Energy Company. Mr. McCabe joined PP&L in May 1994 and was previously a partner of Deloitte & Touche LLP. Mr. Grey joined PP&L in March 1995. He had been General Counsel of Long Island Lighting Company since
1992. Prior to that time, he held the position of partner at the law firm of Preston Gates & Ellis.

	Prior to election to the positions shown above, the following executive officers held other positions with PP&L since January 1, 1992: Mr. Hecht was President and Chief Operating Officer; Mr. Long was Senior Vice President - System Power & Engineering; Mr. Byram was Vice President - Nuclear Operations and Senior Vice President - System Power & Engineering; Mr. Hill was Vice President, Comptroller and Senior Vice President - Financial and Treasurer of PP&L Resources; Mr. Biggar was Vice President-Finance and Vice President - Finance and Treasurer; Mr. Grey was Vice President, General Counsel and Secretary, and Mr. McCabe was Controller.

                             PART II


                ITEM 5. MARKET FOR THE REGISTRANT'S
                    COMMON EQUITY AND RELATED
                       STOCKHOLDER MATTERS


	Additional information for this item is set forth in the section entitled "Shareowner and Investor Information" on pages
81 through 83 of this report, and the number of common shareowners is set forth in the section entitled "Selected
Financial and Operating Data" on page 79.


                  ITEM 6. SELECTED FINANCIAL DATA


	Information for this item is set forth in the section entitled "Selected Financial and Operating Data" on pages 79 and 80 of this report.


           ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS


	Information for this item is set forth in the section entitled "Review of the Financial Condition and Results of Operations of PP&L Resources, Inc. and Pennsylvania Power & Light
Company" on pages 24 through 39 of this report.

                   ITEM 8. FINANCIAL STATEMENTS AND
                         SUPPLEMENTARY DATA

	Financial statements and supplementary data are set forth on the pages indicated below.
                                                            Page
Report of Independent Accountants                            41
Independent Auditors' Report                                 42
Management's Report on Responsibility for Financial
  Statements                                                 43
Financial Statements:
PP&L Resources, Inc.
	Consolidated Statement of Income for the Three Years
	  Ended December 31, 1996                               45
	Consolidated Statement of Cash Flows for the Three
	  Years Ended December 31, 1996                         46
	Consolidated Balance Sheet at December 31, 1996 and
	  1995                                                  47
	Consolidated Statement of Shareowners' Common Equity
	  for the Three Years Ended December 31, 1996           49
	Consolidated Statement of Preferred Stock at
	  December 31, 1996 and 1995                            49
	Consolidated Statement of Long-Term Debt at
	  December 31, 1996 and 1995                            51

Pennsylvania Power & Light Company
	Consolidated Statement of Income for the Three Years
	  Ended December 31, 1996                               53
	Consolidated Statement of Cash Flows for the Three
	  Years Ended December 31, 1996                         54
	Consolidated Balance Sheet at December 31, 1996 and
	  1995                                                  55
	Consolidated Statement of Shareowners' Common Equity
	  for the Three Years Ended December 31, 1996           57
	Consolidated Statement of Preferred Stock at
	  December 31, 1996 and 1995                            57
	Consolidated Statement of Long-Term Debt at
	  December 31, 1996 and 1995                            59

  Notes to Financial Statements                              60

  Supplemental Financial Statement Schedule:

	II - Valuation and Qualifying Accounts and
	     Reserves for the Three Years Ended
	     December 31, 1996                                  86

Selected Financial and Operating Data for the Five
  Years Ended December 31, 1996                              79

Quarterly Financial, Common Stock Price and
  Dividend Data                                              84

               ITEM 9. CHANGES IN AND DISAGREEMENTS
                  WITH ACCOUNTANTS ON ACCOUNTING
                    AND FINANCIAL DISCLOSURE

	Based upon a recommendation of its Audit Committee, PP&L's Board of Directors decided on January 25, 1995 that Deloitte & Touche LLP would not be retained as the independent auditors for 1995. On February 22, 1995, PP&L's Board of Directors, based upon a recommendation of PP&L's Audit Committee, appointed Price Waterhouse LLP as PP&L's new independent auditors.

	The auditors' report of Deloitte & Touche LLP on PP&L's financial statements for each of the two years ended December 31, 1993 and 1994, did not contain any adverse opinion or disclaimer of opinion, nor were the reports modified or qualified in any manner.

	During the period of such two years and the period from December 31, 1994 through January 25, 1995, there were no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. During such periods, there were no "reportable events" as that term is defined in Item
304(a)(1)(v) of Regulation S-K.

	Deloitte & Touche LLP provided a letter to PP&L regarding this matter, dated February 1, 1995, indicating that they agreed with the statements in the two preceding paragraphs.

REVIEW OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OF PP&L RESOURCES, INC. AND PENNSYLVANIA POWER & LIGHT COMPANY

	PP&L Resources is the parent holding company of PP&L, PMDC and Spectrum. PP&L Resources' principal subsidiary, PP&L, is an operating public utility providing electric service in central eastern Pennsylvania. PMDC was formed to engage in unregulated business activities through investments in electric energy projects. Spectrum, another unregulated subsidiary, was formed to pursue opportunities to offer energy-related products and services to PP&L's existing customers and to others beyond PP&L's service territory.

	The financial condition and results of operations of PP&L are currently the principal factors affecting the financial condition and results of operations of PP&L Resources. All fluctuations, unless specifically noted, are primarily due to activities of PP&L. All nonutility operating transactions are included in "Other Income and Deductions - Net" on the Consolidated Statement of Income.

	Terms and abbreviations appearing in the Review of the Financial Condition and Results of Operations are explained in the glossary.

Results of Operations

Earnings
	Earnings per share of common stock were $2.05 in 1996, $2.05 in 1995 and $1.41 in 1994. The following table highlights the major items that impacted earnings for each of the years:
                                             1996        1995      1994

Earnings per share - excluding
  workforce reductions and one-
  time adjustments                          $2.05       $1.79     $2.02

Workforce reduction programs:
  Voluntary early retirement
    program                                              0.24     (0.28)
  Other                                     (0.03)      (0.11)     0.03

One-time adjustments:
  Research and experimentation
    income tax credits                       0.03
  Postretirement benefits other
    than pensions                                        0.10     (0.04)
  Disallowance - Susquehanna
    Unit No. 1 deferred costs                           (0.13)
  ECR purchased power costs                              0.04     (0.06)
  Gain/(loss) on subsidiary coal
    reserves                                             0.12     (0.26)

Earnings per share - reported                $2.05      $2.05     $1.41

	Earnings per share, excluding the adjustments identified above, improved by $.26 for 1996. This earnings improvement reflects higher revenues resulting from the 3.8% base rate increase from the PUC Decision, as well as higher sales to all service-area classes. On a weather-adjusted basis, sales to commercial customers grew by 3.6%, with sales to residential and industrial customers posting increases of 3.2% and 1.7%, respectively. Earnings also benefited from lower interest expense, due to the refinancing of long-term debt with lower cost securities. These earnings gains were partially offset by a reduction in contractual bulk power sales to JCP&L, as well as higher depreciation expense. The higher depreciation is due to new property, plant and equipment placed in service in 1996, as well as higher depreciation for the Susquehanna station as a result of the PUC Decision.

	The decline in earnings in 1995, excluding the adjustments identified above, was primarily due to higher operating costs, depreciation for the Susquehanna station and costs associated with the review of PECO's proposals to acquire PP&L Resources.

	The reduction in contractual bulk power sales to JCP&L and other major utilities will continue to adversely affect earnings over the next few years. PP&L has increased its efforts to sell this returning energy and capacity on the open market. In addition, legislation recently enacted in Pennsylvania to restructure its electric utility industry to create retail access to a competitive market for generation of electricity could have a major impact on the future financial performance of PP&L. See "Pennsylvania Restructuring Legislation" for additional information.

Electric Energy Sales

	The increases (decreases) in PP&L's electric energy sales were attributable to the following:

                                            1996         1995
                                             vs           vs
                                            1995         1994
                                            (Millions of KWH)
Electric energy sales
  Residential                                548         (144)
  Commercial                                 341          232
  Industrial                                 171          309
  Other (including UGI)                       60          (40)
     System sales                          1,120          357
  Sales to other utilities                 3,843        1,368
  PJM energy sales                        (1,020)        (800)

                                           3,943          925

	System, or service area, sales increased 1.1 billion kwh, or 3.4%, over 1995. Part of this increase was attributable to colder weather in the first quarter of 1996. If normal weather had been experienced in both 1996 and 1995, system sales for 1996 would have increased by about 953 million kwh, or 2.9%, over 1995.

	Actual sales to residential customers in 1996 increased 548 million kwh, or 4.8%, from 1995, compared with a decrease in 1995 of 144 million kwh, or 1.3%, from 1994. Under normal weather conditions, the 1996 increase would have been 3.2%. Weather-adjusted commercial sales increased 3.6% in 1996, and sales to industrial customers increased by 1.7% from 1995. Commercial and industrial sales are good indicators of the region's economic health.

	Sales to other utilities increased 3.8 billion kwh, or 50.1%, from 1995, despite a reduction in PP&L's contractual bulk power sales to JCP&L. These increases were primarily the result of PP&L's one-year contract to supply energy to PSE&G and increased efforts to sell energy and capacity on the open market. Sales to other utilities in 1995 increased by 1.4 billion kwh, or 21.7% from 1994. These increases were primarily due to PP&L's efforts to increase direct two-party sales to other utilities rather than selling to PJM.

	Sales to PJM in 1996 decreased by 1 billion kwh, or 43.3%, from 1995. These lower PJM sales were primarily the result of increases in direct sales to other utilities, such as the contract sales to PSE&G referenced above. Sales to PJM in 1995 decreased by 800 million kwh, or 25.3% from 1994. These decreases were also primarily due to PP&L's efforts to increase direct two-party sales.

	See "Operating Revenues" for more information.

Operating Revenues

	The increases in total operating revenues were attributable to the following:

                                              1996          1995
                                               vs            vs
                                              1995          1994
                                             (Millions of Dollars)
Base rate revenues:
  Rate increase - PUC Decision               $ 76           $17
  Sales volume/mix                             57            25
  Weather                                      13           (10)
Energy revenue                                  5             4
Sales to other utilities & PJM                 27            (5)
Other, net                                    (20)           (4)
                                             $158           $27

	Operating revenues increased by $158 million, or 5.8%, in 1996 over 1995. Base rate revenues were enhanced by the PUC Decision, which increased PUC jurisdictional rates about 3.8% and by strong sales growth in all customer classes. In addition, weather had a favorable impact when comparing 1996 to 1995. This is a result of the extremely cold weather during the first quarter of 1996 compared to milder weather during the first quarter of 1995. Finally, revenues during 1996 reflect increased sales to other utilities, primarily due to the one-year contract to supply energy to PSE&G. These increases were partially offset by the loss of revenue due to the phasing-out of the capacity sales agreement with JCP&L.

	Operating revenues increased $27 million, or 1%, in 1995 over 1994. Base rate revenues in 1995 were enhanced for three months as a result of the PUC Decision and by higher sales in the commercial and industrial sectors. These revenues were partially offset by unfavorable weather variances caused by the mild weather in early 1995 compared to the extremely cold weather in early 1994.

	PP&L's generation sales tariff was amended effective January 1, 1997, subject to FERC approval, to allow PP&L to buy energy for the purpose of resale in competitive wholesale markets. This change provides PP&L additional flexibility in creating wholesale power supply opportunities that will increase operating revenues.

Pennsylvania Restructuring Legislation

	In December 1996, Pennsylvania enacted legislation to restructure its electric utility industry in order to create retail access to a competitive market for the generation of electricity. The legislation, which was effective on January 1, 1997, includes the following major provisions:

	1. All electric utilities in Pennsylvania are required to file, beginning on April 1, 1997 and in no event later than September 30, 1997, a restructuring plan to implement direct access to a competitive market for electric generation. The plan must include unbundled rates for generation, jurisdictional transmission, distribution and other services; a proposed competitive transition charge; a proposed universal service and energy conservation cost recovery mechanism; procedures for ensuring direct access to all licensed energy suppliers; a discussion of the proposed plan's impacts on utility employees and revised tariffs and rates implementing the foregoing.

	2. Retail customer choice will be phased in as follows: up to 33% of all customer load on January 1, 1999; up to 66% of all customer load on January 1, 2000; and 100% of all customer load by January 1, 2001.
The PUC can delay this schedule by two 6-month periods, if necessary.

	3. Electric distribution companies will be the suppliers of last resort. The PUC will ensure that adequate generation reserves exist to maintain reliable electric service. The utility's transmission and distribution system must continue to meet established national industry standards for installation, maintenance and safety.

	4. Retail rates will be capped for at least 4-1/2 years for transmission and distribution charges and for as long as 9 years for generation charges. A utility may be exempted from the caps only under very specific circumstances, e.g., the need for extraordinary rate relief, non-utility generation contracts, changes in laws or regulations, required upgrades or repairs to the transmission system, increases in fuel prices or purchased power prices, nuclear power plant decommissioning costs or taxes.

	5. Pennsylvania utilities are permitted to recover PUC-approved transition or stranded costs over several years; however, the utilities are required to mitigate these costs to the extent practicable. Also, the recovery of these costs must not result in cost shifting among customers.

	6. "Transition bonds" may be issued to pay the stranded costs. This procedure involves the following elements: (i) the sale or transfer by the utility of the right to recover a portion of its stranded costs to a financing entity -- for a lump-sum payment of cash -- that could be used to retire the utility's debt and equity and to pay stranded costs;
(ii) the issuance by the financing entity of "transition bonds"; (iii) the collection by the utility of "transition charges" on customers' bills, which are transferred to the financing entity to pay the principal and interest and other related costs of issuing the transition bonds;
(iv) upon the imposition of transition charges on customers' bills, the utility must reduce customer rates by an amount equal to the revenue requirements of the stranded costs financed with transition bonds; and
(v) a PUC "qualified rate order," which would be irrevocable, approving the collection of the transition charges. This irrevocability would protect the cash flow stream used to repay the transition bonds.

	7. All generation suppliers must demonstrate financial and technical fitness and must be licensed by the PUC. Cooperatives and municipalities may participate in retail competition but are not subject to the provisions of the legislation, unless they elect to serve customers outside their franchise territories.

	8. State tax revenues paid by utilities and generation suppliers are to remain at their current level, to protect against any state revenue loss from restructuring.

	9. The PUC will monitor electricity markets for anti-competitive or discriminatory conduct, and will consider the impact of mergers and acquisitions on these markets.

	PP&L is formulating its restructuring plan, which it currently plans to file on April 1, 1997. Under the legislation, the PUC must take action on the restructuring plan within nine months of the filing date.
PP&L is unable to predict the ultimate effect of this legislation on its financial position, results of operation or its need to issue securities to meet future capital requirements.

Rate Matters

	Base Rate Filing with the PUC

	In September 1995, the PUC issued a final order with respect to the base rate case filed by PP&L in December 1994. The PUC Decision increased PUC jurisdictional rates by about $85 million annually, or 3.8%. The PUC Decision permitted the levelization of depreciation expense for the Susquehanna station, recovery of retiree health care costs and costs of the 1994 voluntary early retirement program and revised costs to decommission Susquehanna SES. The order also permitted recovery of deferred operating and capital costs, net of energy savings, for Susquehanna Unit 2 but disallowed similar costs for Unit No. 1. The PUC also ruled that PP&L could not include in the ECR the cost of capacity billed to other utilities after the contractual arrangements with these utilities expire. The OCA has appealed certain aspects of the PUC Decision to the Commonwealth Court. PP&L cannot predict the final outcome in this matter.

	Energy Cost Rate Issues

	Through December 1996, PP&L's PUC tariffs contained an ECR under which customers were billed an estimated amount for fuel and other energy costs. Any difference between the actual and estimated amount for such costs was collected from, or refunded to, customers in a subsequent period.

	In December 1996, the PUC issued a tentative order permitting the roll-in of PP&L's ECR into base rates. The order also authorized PP&L to defer certain unrecovered energy costs as regulatory assets and seek recovery for these costs in the competitive transition charge described above under "Pennsylvania Restructuring Legislation."

	In 1994, the PUC reduced PP&L's ECR claim by $16 million for costs associated with replacement power during a Susquehanna Unit 1 outage for refueling and repairs. PP&L's appeal of that reduction was settled in 1995, and as a result PP&L recorded a net credit to income of $10 million.

	Special Base Rate Credit Adjustment

	Beginning in April 1991, PP&L's PUC tariff included a SBRCA rider which provided for credits to retail customers' bills for three nonrecurring items. They were (i) the use of an inventory method of accounting for certain power plant spare parts (this credit expired as of April 1, 1996); (ii) the sale of capacity and related energy from PP&L's wholly owned coal-fired stations to Atlantic (this credit was rolled into retail base rates at Docket No. R-00943271 and was removed from the SBRCA effective in September 1995); and (iii) the proceeds from a settlement of outstanding contract claims arising from construction of the Susquehanna station (this credit is due to expire in the second quarter of 1997).

	State Tax Adjustment Surcharge

	Through December 1996, PP&L's PUC tariffs included a rate mechanism to adjust customer bills for changes in certain state taxes. The STAS had no effect on net income. In December 1996, the PUC issued a tentative order permitting the roll-in of STAS into base rates.

	FERC-Major Utilities' Rates

	In August 1995, JCP&L filed a complaint against PP&L with the FERC regarding billings under the bulk power sales agreement between the parties. In its complaint, JCP&L alleges that PP&L inappropriately allocated certain costs to JCP&L that should not have been billed and seeks other adjustments. JCP&L is seeking both refunds (with interest) in an unspecified amount and an amendment to the agreement. PP&L has denied JCP&L's allegations and requested that FERC dismiss the complaint. PP&L cannot predict the final outcome of this proceeding.

	In October 1995, FERC allowed PP&L to begin charging, subject to refund, four major electric utility customers of PP&L (Atlantic, BG&E, JCP&L and UGI) for certain PP&L costs for post-retirement benefits other than pensions. In that same proceeding, FERC opened to review all other charges by PP&L under its contracts with those customers. JCP&L raised a number of objections to PP&L's charges. In November 1996, an Administrative Law Judge ruled in PP&L's favor on all issues. The case currently is pending before the FERC.

	In January 1996, PP&L filed a request with the FERC to incorporate a change in the method of calculating depreciation under its contracts with these same four major utilities. PP&L also sought to increase the charges to those customers for nuclear decommissioning costs. This case was settled in principle with the four customers in January 1997, under terms which would have no material effect on PP&L. Formal settlement documents are expected to be filed with the FERC by March 1997.

	See Note 4 for more information regarding these contracts.



Power Purchases

	Power purchases in 1996 increased $61 million from 1995 and remained essentially unchanged in 1995 from 1994. The increase in 1996 was primarily due to greater quantities of power purchased from PJM and other utilities, increased customer demand, planned and unplanned outages of PP&L generating stations, and attractive market prices for energy.

Income Taxes

	Income tax expense for 1996 decreased $33 million, or 11.3%, from 1995. This was primarily due to a decrease in pre-tax book income of $25 million, and the recording of the tax benefits of research and experimental tax credits and deductions of $5 million.

	Income tax expense in 1995 increased $106 million, or 59%, from 1994. This increase was primarily due to a higher pre-tax book income of $212 million, one-time charges for expensing deferred tax benefits of $12 million as a result of the PUC Decision and recognizing deferred tax liabilities of $4 million relative to undeveloped coal reserves. Partially offsetting these increases was an $8 million decrease resulting from the reduction of the Pa. CNI rate from 11.99% for 1994 to 9.99% for 1995.

Other Operation, Maintenance and Depreciation

	Other operation expenses increased $40 million in 1996 and $29 million in 1995. However, other operation expenses were impacted by the PUC Decision, which prescribed the treatment of postretirement benefit costs, the amortization of VERP expenses and other issues. After eliminating the effects of these rate case issues from both years, other operation expenses decreased by $6 million in 1996, versus an increase of $54 million in 1995.

	The $6 million decrease in 1996 reflects a $24 million decline in workforce reduction expenses and a $5 million decrease in the provision for uncollectible customer accounts. These decreases were partially offset by a 1996 accrual of $9 million for licensing and design basis projects committed for the Susquehanna station, an $8 million increase in pension and medical expenses, and a net increase of $6 million relating to higher lease expenses and outside litigation costs.

	The $54 million increase in 1995 was primarily due to $31 million for PP&L's workforce reductions, an $18 million increase in computer support designed to enhance productivity, an $8 million increase in the provision for uncollectible accounts, and $6 million of higher leasing costs. These increases were partially offset by a $17 million decline in postretirement benefits costs in 1995 versus 1994. The 1994 postretirement benefits costs included the write-off of FAS 106 costs, based on the May 1994 Commonwealth Court decision that reversed a previous PUC order permitting the deferral of these costs.

	Maintenance expenses increased $5 million in 1996 and $6 million in 1995. The 1996 maintenance expenses were $21 million less than in 1995 due to the expiration of a credit to income for a change in inventory practices. See "Rate Matters" for a discussion of the SBRCA. In addition, 1996 contracted maintenance costs were about $10 million higher at the fossil generating stations due to unplanned outages. These items were partially offset by a $19 million charge recorded in 1995 for obsolete and excess inventory at PP&L's generating stations, and a $5 million decrease in the amortization of deferred refueling and inspection outage costs at the Susquehanna station. The $6 million increase in 1995 resulted from the $19 million charge for obsolete and excess inventory, offset by $13 million in lower maintenance costs reflecting continued efforts to reduce costs and achieve longer operating cycles at PP&L's generating stations.

	Depreciation expense increased $14 million in 1996 and $34 million in 1995. These increases resulted from new property, plant and equipment placed in service, as well as higher depreciation expense for the Susquehanna station. The PUC Decision provided for an increase in Susquehanna depreciation applicable to property placed in service prior to January 1, 1989. The order provided for the Susquehanna property to be depreciated at an annual level of $173 million from October 1, 1995 to December 31, 1998, after which depreciation is scheduled to decline by $71 million annually.

Voluntary Early Retirement Program

	As part of its continuing efforts to reduce costs, PP&L offered a VERP to 851 employees who were age 55 or older by December 31, 1994. A total of 640 employees elected to retire under the program, at a total cost of $76 million. The VERP provided for a lump sum payment based on an employee's years of service, no reduction in retirement benefits for age, and supplemental monthly payments. PP&L recorded the cost of this program as a charge against income in the fourth quarter of 1994, which reduced net income by $43 million, or 28 cents per share of common stock.

	As a result of the PUC Decision, PP&L was allowed to recover through customer rates the PUC-jurisdictional amount, $66 million, of the cost of its VERP over a period of five years. Consequently, PP&L recorded a $38 million after-tax credit to income, or 24 cents per share of common stock, in the third quarter of 1995 to reverse the PUC-jurisdictional portion of the charge for this program that was recorded in the fourth quarter of 1994. The estimated annual savings of $35 million from this program also are included in rates.

Other Income and (Deductions) - Net

	Other income and deductions improved in 1996 due to the equity earnings from PMDC's investment in SWEB, as well as gains on the sale of investment securities by PP&L. Other income and deductions in 1995 reflected a gain on the sale of a PP&L subsidiary's undeveloped coal reserves, offset by the write-off of Susquehanna Unit 1 deferred operating expenses and carrying costs (net of energy savings) resulting from the PUC Decision, and by expenses associated with evaluating and responding to PECO's unsolicited proposals to acquire PP&L Resources. Other income and deductions in 1994 were adversely impacted by the writedown of the undeveloped coal reserves which were sold in 1995.

Financing Costs

	In 1996, PP&L Resources continued to take advantage of opportunities to reduce its financing costs by retiring long-term debt with the proceeds from the sale of securities at a lower cost and the issuance of common stock through its DRIP. Interest on long-term debt and dividends on preferred stock decreased from $260 million in 1993 to $235 million in 1996, for a total decrease of $25 million.


Financial Condition

Capital Expenditure Requirements

	The schedule below shows PP&L's current capital expenditure projections for the years 1997-2001 and actual spending for the year 1996.

PP&L's Capital Expenditure Requirements (a)

                            Actual -------------Projected----------------
                             1996    1997    1998    1999    2000   2001
                                         (Millions of Dollars)
Construction expenditures
  Generating facilities      $ 86    $ 65    $ 81    $ 53    $ 76   $ 68
  Transmission and
    distribution facilities   124     120     126     123     147    142
  Environmental                16      16      21      34       3      3
  Other                        39      57      44      20      17     17
    Total Construction
      Expenditures            265     258     272     230     243    230
Nuclear fuel owned and
  leased                       98      68      71      67      71     73
Other leased property          19      24      22      22      22     22
    Total Capital Expen-
      ditures                $382    $350    $365    $319    $336   $325

(a)	Construction expenditures include AFUDC which is expected to be less than $10 million in each of the years 1997-2001.

	PP&L's capital expenditure projections for the years 1997-2001 total about $1.7 billion. Capital expenditure plans are revised from time to time to reflect changes in conditions.

Financing and Liquidity

	Net cash provided by operating activities for 1996 increased $101 million over 1995. This increase is primarily due to higher operating revenues, which reflects the 3.8% base rate increase from the PUC Decision as well as higher sales to all customer classes. Lower interest expense also contributed to the increase. These increases were partially offset by higher fuel inventories. Net cash provided by operating activities between 1995 and 1994 was essentially unchanged.

	Net cash used in investing activities was $119 million higher in 1996 than 1995. This increase was primarily due to PMDC's increased investments in electric energy projects, partially offset by lower construction expenditures by PP&L. Net cash used in investing activities was $184 million lower in 1995 than 1994. This decrease was due primarily to lower construction expenditures by PP&L and the proceeds from the sale of coal reserves.

	In 1996, PP&L sold $116 million of unsecured notes while PP&L Resources issued $77 million of common stock of which $70 million was issued through its DRIP and the remaining $7 million issued to PP&L's ESOP. During the year, PP&L retired $145 million of long-term debt.

	For the years 1994-1996, PP&L issued $1.1 billion of long-term debt and $80 million of preferred stock. For the same period, PP&L and PP&L Resources issued a total of $228 million of common stock. Proceeds from security sales were used to retire $923 million of long-term debt and $120 million of preferred stock to lower PP&L's financing costs, reduce short-term debt and finance construction expenditures. During the years 1994-1996, PP&L also incurred $249 million of obligations under capital leases (primarily nuclear fuel).

	PP&L Resources established a revolving credit facility in the second quarter of 1996 in the amount of $300 million. PP&L Resources used $190 million of borrowings under this revolving credit facility to fund a PMDC subsidiary's acquisition of a 25 percent interest in SWEB. Borrowings of $135 million were outstanding under this credit facility at December 31, 1996. See Note 9 for further information.

	To enhance financing flexibility, PP&L maintains a $250 million revolving credit arrangement with a group of banks, which is used principally as a back-up for PP&L's commercial paper. In addition, $45 million in credit arrangements are maintained with a group of banks to provide back-up for PP&L's commercial paper and short-term borrowings of certain of its subsidiaries. No borrowings were outstanding at December 31, 1996 under these arrangements. See Financial Note 9 for further information. In January 1997, PP&L requested FERC authorization to issue, from time to time, up to $750 million of short-term debt to provide funding for working capital requirements, the maturity of long-term debt, the early retirement of long-term debt and the refinancing of other securities.

	PP&L plans to redeem four series of its first mortgage bonds on April 1, 1997. Three of the series of first mortgage bonds, which have a total principal amount of $180 million, will be redeemed under the maintenance and replacement fund provisions of these bonds. The fourth series, having a principal amount of $30 million, will be redeemed under the optional redemption provisions of these bonds. The redemption of these series of bonds is part of PP&L's plan to reduce its overall cost of financing.

	PP&L has registered with the SEC to issue Junior Subordinated Deferrable Interest Debentures to support a $100 million public offering of Trust Originated Preferred Securities. The proceeds of this issuance will be used for general corporate purposes, including the refinancing of outstanding securities.

	The funds required by PP&L Resources during 1997 to retire the borrowings outstanding under its revolving credit facility (described above), to permit PMDC to complete the acquisition of a 25.05 percent interest in Emel and for investment in other PMDC projects (see "Unregulated Investments") are expected to be provided through the issuance of about $170 million of debt pursuant to a medium-term note program that PP&L Resources plans to put in place in the second quarter of 1997 and the issuance of about $70 million of common stock under the DRIP. The liquidation of temporary cash investments of about $57 million is expected to provide the balance of the funds necessary for PMDC investments during 1997.

	It is currently expected that the DRIP will be continued after 1997 as necessary to provide equity funding for PMDC investments, and that PP&L's ESOP will provide proceeds of about $8 million in each of the years 1997 through 2001.

Financial Indicators

	PP&L Resources earned a 12.30% return on average common equity during 1996, a decrease from the 12.81% earned in 1995. Excluding one-time adjustments, as described in "Earnings", the return on average common equity was 12.11% during 1996, an increase from the 11.96% earned in 1995. The ratio of PP&L Resources' pre-tax income to interest charges was 3.55 for 1996, virtually unchanged from 1995. Excluding one-time adjustments, the ratio of PP&L Resources' pre-tax income to interest charges was 3.53 in 1996, an increase from the 3.48 in 1995. The annual per share dividend rate on common stock remained unchanged at $1.67 per share. The book value per share of common stock increased 3.6% from $16.29 at the end of 1995 to $16.87 at the end of 1996. The ratio of the market price to book value of common stock was 136% at the end of 1996 compared with 153% at the end of 1995.

Environmental Matters

	Air

	The Clean Air Act deals, in part, with acid rain, attainment of federal ambient ozone standards and toxic air emissions. PP&L has complied with the Phase I acid rain provisions, required to be implemented by 1995, by installing continuous emission monitors on all units, burning lower sulfur coal and installing low nitrogen oxide burners on certain units. To comply with the year 2000 acid rain provisions, PP&L plans to purchase lower sulfur coal and use banked or purchased emission allowances instead of installing FGD equipment on its wholly-owned units.

	PP&L has met the initial ambient ozone requirements identified in Title I of the Clean Air Act by reducing nitrogen oxide emissions by 40% through the use of low nitrogen oxide burners. Further seasonal (i.e., 5 month) nitrogen oxide reductions to 55% and 75% of pre-Clean Air Act levels for 1999 and 2003, respectively, are specified under the Northeast Ozone Transport Region's Memorandum of Understanding.

	The Clean Air Act requires EPA to study the health effects of hazardous air emissions from power plants and other sources. In this regard, in November 1996 the EPA proposed new national standards for ambient levels of ground-level ozone and fine particulates. The new standards, if implemented, may result in EPA mandating additional NOx and SO2 reductions from utility boilers in the 2005-2010 timeframe. NOx reductions to meet the new ozone standard are likely to be in the range of the 75% seasonal NOx reductions that already are required for PP&L under the Memorandum of Understanding in 2003 and beyond. However, to meet the new fine particulate standards, EPA may mandate additional SO2 reductions significantly greater than those now planned for the acid rain program and extend the NOx reductions required by the Memorandum of Understanding from seasonal to year-round.

	Expenditures to meet the year 1999 Memorandum of Understanding requirements are included in the table of projected construction expenditures in the section "Financial Condition - Capital Expenditure Requirements". PP&L currently estimates that additional capital expenditures and operating costs for environmental compliance under the Clean Air Act will be incurred beyond 2001 in amounts which are not now determinable but could be material.

	Water and Residual Waste

	DEP residual waste regulations require PP&L to obtain permits for existing ash basins at all of its coal-fired generating stations as disposal facilities. Ash basins that cannot be permitted are required to close by July 1997. Any groundwater contamination caused by the basins must also be addressed. Any new ash disposal facility must meet the rigid siting and design standards set forth in the regulations.

	To address the DEP regulations, PP&L is moving forward with plans to install dry fly ash handling systems at its power stations.

	Groundwater degradation related to fuel oil leakage from underground facilities and seepage from coal refuse disposal areas and coal storage piles has been identified at several PP&L generating stations. Remedial
work is substantially completed at two generating stations.   At this
time, there is no indication that remedial work will be required at other PP&L generating stations.

	The current Montour station NPDES permit and proposed Holtwood station NPDES permit contain stringent limits for certain toxic metals and increased monitoring requirements. Depending on the results of toxic reduction studies in progress, additional water treatment facilities may be needed at these stations.

	Capital expenditures through the year 2001 to comply with the residual waste regulations, correct groundwater degradation at fossil-fueled generating stations, and address waste water control at PP&L facilities are included in the table of construction expenditures in the section "Financial Condition - Capital Expenditure Requirements". PP&L currently estimates that $12 million of additional capital expenditures may be required in the next four years and $67 million of additional capital expenditures could be required beyond the year 2001. Actions taken to correct groundwater degradation, to comply with the DEP's regulations and to address waste water control are also expected to result in increased operating costs in amounts which are not now determinable but could be material.

	Superfund and Other Remediation

	PP&L has signed a consent order with the DEP to address a number of sites where PP&L may be liable for remediation of contamination. This may include potential PCB contamination at certain PP&L substations and pole sites; potential contamination at a number of coal gas manufacturing facilities formerly owned and operated by PP&L; and oil or other contamination which may exist at some of PP&L's former generating facilities.

	At December 31, 1996, PP&L had accrued $10 million, representing the amount PP&L can reasonably estimate it will have to spend to remediate sites involving the removal of hazardous or toxic substances including those covered by the consent order mentioned above. Future cleanup or remediation work at sites currently under review, or at sites not currently identified, may result in material additional operating costs which PP&L cannot estimate at this time. In addition, certain federal and state statutes, including Superfund and the Pennsylvania Hazardous
Sites Cleanup Act, empower certain governmental agencies, such as the EPA and the DEP, to seek compensation from the responsible parties for the lost value of damaged natural resources. The EPA and the DEP may file such compensation claims against the parties, including PP&L, held responsible for cleanup of such sites. Such natural resource damage claims against PP&L could result in material additional liabilities.

	Other Environmental Matters

	In addition to the issues discussed above, PP&L may be required to modify, replace or cease operating certain facilities to comply with other statutes, regulations and actions by regulatory bodies or courts involving environmental matters, including the areas of water and air quality, hazardous and solid waste handling and disposal, toxic substances and electric and magnetic fields. In this regard, PP&L also may incur capital expenditures, operating expenses and other costs in amounts which are not now determinable, but may be material.


Increasing Competition

	Background

	The electric utility industry has experienced and will continue to experience a significant increase in the level of competition in the energy supply market. PP&L has publicly expressed its support for full customer choice of electricity suppliers for all customer classes. PP&L is actively involved in efforts at both the state and federal levels to encourage a smooth transition to full competition. PP&L believes that this transition to full competition should provide for the recovery of a utility's stranded costs, which are generation-related costs that traditionally would be recoverable in a regulated environment, but which may not be recoverable in a competitive electric generation market.

	Pennsylvania Activities

	Reference is made to "Pennsylvania Restructuring Legislation" for a discussion of the recent Pennsylvania restructuring legislation and PP&L's planned PUC filings pursuant to that legislation.

	In response to a July 1996 PUC Report on achieving retail competition in Pennsylvania, PP&L in October 1996 became the first Pennsylvania utility to file for PUC approval of a retail pilot program. Under this program, approximately 54,000 PP&L residential, commercial, and industrial customers -- representing approximately 5% of PP&L's average peak load -- will have an opportunity to purchase energy from alternative suppliers. In January 1997, the PUC issued final guidelines for retail access pilot programs. Those guidelines require each major electric utility in Pennsylvania to file a proposed pilot program in accordance with the guidelines by March 1, 1997. PP&L is currently evaluating the impact of the guidelines on its proposed pilot program and will respond, as appropriate, by March 1, 1997.

	Under its proposed pilot program, PP&L initially will provide all back-up services and customer service. Other utilities may participate in PP&L's program as suppliers if they offer this same opportunity for PP&L to participate in their programs.

	Federal Activities

	Legislation has been introduced in the U.S. Congress that would give all retail customers the right to choose among competitive suppliers of electricity as early as 2000.

	In addition, in April 1996 the FERC adopted rules on competition in the wholesale electricity market primarily dealing with open access to transmission lines, recovery of stranded costs, and information systems for displaying available transmission capability (FERC Orders 888 and 889). These rules required all electric utilities to file open access transmission tariffs by July 9, 1996. The tariffs must offer point-to-point and network services, as well as ancillary services. A utility must offer these services to all eligible wholesale customers on a basis comparable to the services the utility provides to itself. A utility must take service under its open access transmission tariff for its own wholesale sales and purchases. The rules do not abrogate existing transmission agreements.

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

	Finally, the rules require that a power pool-wide open access transmission tariff and modified bilateral coordination agreements reflecting the removal of discriminatory provisions be filed by December 31, 1996 and implemented by March 1, 1997. In addition, utilities must separate their transmission and power marketing functions, and they must implement an electronic bulletin board for transmission capacity information by January 3, 1997.

	Under the new rules, 16 small utilities which have contracts with PP&L signed before July 11, 1994, requested and were provided with PP&L's current estimate of its stranded costs applicable to these customers if they were to terminate their contracts in 1999. Based upon a formula set forth in FERC Order 888 and applicable only to wholesale customers, and based upon data unique to the contracts between PP&L and these customers, PP&L estimated that the stranded costs associated with service to these wholesale customers would be approximately $95 million. This estimate was subsequently raised to approximately $125 million. As a result of a protest by these parties against such recovery, the FERC has scheduled hearings in the spring of 1997 regarding PP&L's right to recover these stranded costs.

	In July 1996, PP&L filed the open access transmission tariff required by FERC Order 888. Under the new FERC rules, that tariff became effective on July 9, 1996, subject to refund. Several parties, including the small utilities, moved to intervene and protested the new rates. These matters may be set for hearing by the FERC.

	In addition, PP&L has made the required informational filing which showed unbundled generation and transmission components of its billing to existing wholesale customers. The FERC has accepted this filing.

	In July 1996, all of the PJM companies, except PECO, submitted a comprehensive filing for FERC approval of changes to the PJM to accommodate greater competition and broader participation. The filing would (i) establish pool-wide transmission service tariffs to provide comparable, open-access service for all wholesale transactions throughout PJM; (ii) establish a price-based bidding system, with the resulting regional energy market open to all wholesale buyers and sellers of power;
(iii) create a not-for-profit corporate entity in the form of an ISO responsible for impartial daily management and administration of the energy market and the transmission system; and (iv) develop an enhanced pool-wide planning function to be administered by the ISO. In August 1996, PECO filed a separate PJM restructuring proposal with the FERC, which differed significantly in several areas from the other companies' filing.

	In November 1996, the FERC rejected both proposals for restructuring the PJM for several reasons, the principal one being its view that the ISO was not sufficiently independent. FERC ordered the PJM companies to file a pool-wide tariff and modified coordination agreements reflecting the removal of provisions which FERC considered discriminatory against non-PJM members. In December 1996, all members of PJM submitted an interim compliance filing with the FERC, which proposed a pool-wide pro forma transmission tariff and a revised interconnection agreement and transmission owners agreement designed to accommodate open, non-discriminatory participation in the pool. The PJM companies currently are working with multiple stakeholders to develop a consensus package for the comprehensive restructuring of the PJM, which is expected to be filed with the FERC in May 1997.

Unregulated Investments

	PMDC continues to pursue opportunities to develop and acquire electric generation, transmission and distribution facilities in the United States and abroad.

	As of December 31, 1996, PMDC had investments and commitments in the amount of approximately $250 million in distribution, transmission and generation facilities in the United Kingdom, Bolivia, Peru, Argentina,
Spain and Portugal. The principal investment to date is its July 1, 1996 purchase of a 25 percent interest in SWEB, a British regional electric utility company, for approximately $189 million.

	In addition, PMDC is negotiating definitive agreements for the purchase of a 25.05 percent interest in Empresas Emel S.A., a Chilean holding company. Emel is the third largest distributor of electricity in Chile, and the second largest in Bolivia. Emel, through its controlling interests in six electric distribution companies, serves a total of 535,000 customers in Chile and Bolivia. Under the terms of the agreements being negotiated, PMDC would purchase existing and new shares of Emel for about $120 million in mid-1997.



	See Financial Note 14 for additional information on the financing of these investments.

	PP&L Resources' other unregulated subsidiary, Spectrum, offers energy-related products and services to PP&L's existing customers and to others outside of PP&L's service territory. Other subsidiaries may be formed by PP&L Resources to take advantage of new business opportunities.

(Address and phone number appears here)
                    Thirty South Seventeenth Street
                    Philadelphia, PA  19103-4094
                    Telephone 215 575 5000

(Price Waterhouse LLP logo appears here)

Report of Independent Accountants

February 3, 1997

To the Shareowners and Board of Directors of PP&L Resources, Inc. and to the Shareowners and Board of Directors of Pennsylvania Power & Light Company

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 8 on page 22, present fairly, in all material respects, the consolidated financial position of PP&L Resources, Inc. and its subsidiaries (PP&L Resources) at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the two years then ended and the consolidated financial position of Pennsylvania Power & Light Company and its subsidiaries (PP&L) at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the two years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of management of PP&L Resources and PP&L; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. The consolidated financial statements of PP&L for the year ended December 31, 1994, prior to restatement (not presented separately herein), were audited by other independent accountants whose report dated February 3, 1995 expressed an unqualified opinion on those financial statements.

Effective April 27, 1995, PP&L Resources, which had been a wholly-owned subsidiary of PP&L, became the parent holding company of PP&L. The accompanying consolidated financial statements reflect this reorganization on a retroactive basis. We have audited the adjustments that were applied to restate the 1994 PP&L consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied to the 1994 PP&L consolidated financial statements.



(Signed) Price Waterhouse LLP

PRICE WATERHOUSE LLP

(Deloitte & Touche LLP Logo appears here)
(Address and phone number appear here)
                Two Hilton Court
                P.O. Box 319
                Parsippany, New Jersey 07054-0319
                Telephone: (201) 631-7000
                Facsimile: (201) 631-7459


INDEPENDENT AUDITORS' REPORT

Pennsylvania Power & Light Company:

We have audited the consolidated statements of income, shareowners' common equity, and cash flows of Pennsylvania Power & Light Company and its subsidiaries for the year ended December 31, 1994, prior to restatement and not presented separately herein. Our audit also included the financial statement schedule for the year ended December 31, 1994 listed in the Index at Item 8. These financial statements and the financial statement schedule are the responsibility of the Company's management.
Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements, prior to restatement and not presented separately herein, present fairly, in all material respects, the results of operations of Pennsylvania Power & Light Company and its subsidiaries and their cash flows for the year ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule for the year ended December 31, 1994, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




(Signed) Deloitte & Touche LLP

February 3, 1995


(Deloitte Touche
Tohmatsu
International logo appears here)

                            PP&L Resources, Inc.
    Management's Report on Responsibility for Financial Statements


	The management of PP&L Resources, Inc. is responsible for the preparation, integrity and objectivity of the consolidated financial statements and all other sections of this annual report. The financial statements were prepared in accordance with generally accepted accounting principles and the Uniform System of Accounts prescribed by the Federal Energy Regulatory Commission. In preparing the financial statements, management makes informed estimates and judgments of the expected effects of events and transactions based upon currently available facts and circumstances. Management believes that the financial statements are free of material misstatement and present fairly the financial position, results of operations and cash flows of PP&L Resources.

	PP&L Resources' consolidated financial statements have been audited by Price Waterhouse LLP (Price Waterhouse), independent certified public accountants, whose report with respect to the financial statements appears on page 41. Price Waterhouse's appointment as auditors was previously ratified by the shareowners. Management has made available to Price Waterhouse all PP&L Resources' financial records and related data, as well as the minutes of shareowners' and directors' meetings. Management believes that all representations made to Price Waterhouse during its audit were valid and appropriate.

	PP&L Resources maintains a system of internal control designed to provide reasonable, but not absolute, assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use or disposition and the prevention and detection of fraudulent financial reporting. The concept of reasonable assurance recognizes that the cost of a system of internal control should not exceed the benefits derived and that there are inherent limitations in the effectiveness of any system of internal control.

	Fundamental to the control system is the selection and training of qualified personnel, an organizational structure that provides appropriate segregation of duties, the utilization of written policies and procedures and the continual monitoring of the system for compliance. In addition, PP&L Resources maintains an internal auditing program to evaluate PP&L Resources' system of internal control for adequacy, application and compliance. Management considers the internal auditors' and Price Waterhouse's recommendations concerning its system of internal control and has taken actions which are believed to be cost-effective in the circumstances to respond appropriately to these recommendations. Management believes that PP&L Resources' system of internal control is adequate to accomplish the objectives discussed in this report.

	The Board of Directors, acting through its Audit and Corporate Responsibility Committee, oversees management's responsibilities in the preparation of the financial statements. In performing this function, the Audit and Corporate Responsibility Committee, which is composed of five independent directors, meets periodically with management, the internal auditors and the independent certified public accountants to review the work of each. The independent certified public accountants and the internal auditors have free access to the Audit and Corporate Responsibility Committee and to the Board of Directors, without management present, to discuss internal accounting control, auditing and financial reporting matters.

	Management also recognizes its responsibility for fostering a strong ethical climate so that PP&L Resources' affairs are conducted according to the highest standards of personal and corporate conduct. This responsibility is characterized and reflected in the business policies and guidelines of PP&L Resources' operating subsidiaries. These policies and guidelines address: the necessity of ensuring open communication within PP&L Resources; potential conflicts of interest; proper procurement activities; compliance with all applicable laws, including those relating to financial disclosure; and the confidentiality of proprietary information.

/s/ William F. Hecht
William F. Hecht
Chairman, President and Chief Executive Officer

/s/ R. E. Hill
R. E. Hill
Senior Vice President - Financial

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

	PP&L's consolidated financial statements have been audited by Price Waterhouse LLP (Price Waterhouse), independent certified public accountants, whose report with respect to the financial statements appears on page 41. Price Waterhouse's appointment as auditors was previously ratified by the shareowners. Management has made available to Price Waterhouse all PP&L's financial records and related data, as well as the minutes of shareowners' and directors' meetings. Management believes that all representations made to Price Waterhouse during its audit were valid and appropriate.

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

	The Board of Directors, acting through PP&L Resources' Audit and Corporate Responsibility Committee, oversees management's responsibilities in the preparation of the financial statements. In performing this function, the Audit and Corporate Responsibility Committee, which is composed of five independent directors, meets periodically with management, the internal auditors and the independent certified public accountants to review the work of each. The independent certified public accountants and the internal auditors have free access to PP&L Resources' Audit and Corporate Responsibility Committee and to the Board of Directors, without management present, to discuss internal accounting control, auditing and financial reporting matters.

	Management also recognizes its responsibility for fostering a strong ethical climate so that PP&L's affairs are conducted according to the highest standards of personal and corporate conduct. This responsibility is characterized and reflected in PP&L's business policies and guidelines. These policies and guidelines address: the necessity of ensuring open communication within PP&L; potential conflicts of interest; proper procurement activities; compliance with all applicable laws, including those relating to financial disclosure; and the confidentiality of proprietary information.

/s/ William F. Hecht
William F. Hecht
Chairman, President and Chief Executive Officer

/s/ R. E. Hill
R. E. Hill
Senior Vice President - Financial

CONSOLIDATED STATEMENT OF INCOME
PP&L Resources, Inc. and Subsidiaries
(Millions of Dollars, except per share data)
                                                                                1996        1995        1994
Operating Revenues (Notes 1, 3 and 4).................................           $2,910      $2,752      $2,725

Operating Expenses
  Operation
    Fuel.....................................................................       448         451         472
    Power purchases..........................................................       352         291         287
    Other....................................................................       544         504         475
  Maintenance................................................................       191         186         180
  Depreciation (including amortized depreciation) (Notes
    1 and 8) ................................................................       363         349         315
  Income taxes (Note 5)......................................................       253         262         218
  Taxes, other than income (Note 5)..........................................       203         201         201
  Voluntary early retirement program (Note 11)  ......................................          (66)         76
                                                                                  2,354       2,178       2,224
Operating Income.........................................                           556         574         501

Other Income and (Deductions) - Net                                                  21           2         (30)

Income Before Interest Charges and Dividends on
  Preferred Stock ...........................................................       577         576         471

Interest Charges
  Long-term debt.........................................                           207         213         214
  Short-term debt and other..................................................        13          12          13
                                                                                    220         225         227

Preferred Stock Dividend Requirements........................................        28          28          28
Net Income...............................................                          $329        $323        $216

Earnings Per Share of Common Stock (a)...................                         $2.05       $2.05       $1.41

Average Number of Shares Outstanding (thousands).............................   161,060     157,649     153,458

Dividends Declared Per Share of Common Stock.................................     $1.67       $1.67       $1.67

(a) Based on average number of shares outstanding.


See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
PP&L Resources, Inc. and Subsidiaries
(Millions of Dollars)
                                                                                 1996          1995          1994
Cash Flows From Operating Activities
  Net income............................................                            $329          $323          $216
  Adjustments to reconcile net income to net
  cash provided by operating activities
    Depreciation.............................................................        366           352           317
    Amortization of property under capital leases............................         86            79            86
    Amortization of contract settlement proceeds and
      deferred cost of power plant spare parts...............................        (15)          (37)          (38)
    Deferred income taxes and investment tax credits...........................                     16           (70)
    Voluntary early retirement program ...................................................         (66)           76
    Write-down of coal reserves ..............................................................                    74
    Change in current assets and current liabilities
      Fuel inventories.......................................................        (14)           43           (30)
      Other..................................................................        (35)          (30)           (5)
    Other operating activities -- net........................................         76            12            85
        Net cash provided by operating activities............................        793           692           711

Cash Flows From Investing Activities
  Property, plant and equipment expenditures............                            (360)         (403)         (505)
  Proceeds from sale of nuclear fuel to trust................................         93            44            36
  Proceeds from sale of coal reserves...................................................            52
  Purchases of available-for-sale securities ................................       (600)         (303)         (204)
  Sales and maturities of available-for-sale securities .....................        631           301           148
  Investment in electric energy projects.....................................       (201)          (12)
  Other investing activities -- net..........................................          5             8            28
        Net cash used in investing activities................................       (432)         (313)         (497)

Cash Flows From Financing Activities
  Issuance of long-term debt............................                             116            55           919
  Issuance of common stock...................................................         77            81            70
  Issuance of preferred stock..................................................................                   80
  Retirement of long-term debt...............................................       (145)         (140)         (638)
  Retirement of preferred stock ..............................................................                  (120)
  Payments on capital lease obligations......................................        (86)          (79)          (86)
  Common and preferred dividends paid........................................       (296)         (290)         (284)
  Net increase (decrease) in short-term debt.................................         55            15          (128)
  Other financing activities -- net..........................................         (1)          (11)          (25)
        Net cash used in financing activities................................       (280)         (369)         (212)

Net Increase in Cash and
Cash Equivalents.............................................................         81            10             2
Cash and Cash Equivalents at Beginning of Period.............................         20            10             8
Cash and Cash Equivalents at End of Period...................................       $101           $20           $10

Supplemental Disclosures of Cash Flow Information
  Cash paid during the year for:
    Interest (net of amount capitalized).....................................       $213          $218          $200
    Income taxes.............................................................       $286          $257          $264

See accompanying Notes to Financial Statements.

CONSOLIDATED BALANCE SHEET AT DECEMBER 31
PP&L Resources, Inc. and Subsidiaries
(Millions of Dollars)
Assets                                                                                       1996          1995
Property, Plant and Equipment
  Electric utility plant in service - at original cost...........                             $9,824        $9,637
    Accumulated depreciation (Notes 1 and 8).............................................     (3,337)       (3,113)
                                                                                               6,487         6,524

  Construction work in progress - at cost ...............................................        172           170
  Nuclear fuel owned and leased - net of amortization  ..................................        170           134
  Other leased property - net of amortization  ..........................................         76            85

    Electric utility plant - net ........................................................      6,905         6,913
  Other property - (net of depreciation, amortization
    and depletion 1996, $54; 1995, $56) (Note 13)........................................         55            57
                                                                                               6,960         6,970


Investments
  Investment in electric energy projects -- at equity (Note 1) ..                                224            12
  Affiliated companies - at equity (Note 1)..............................................         17            17
  Nuclear plant decommissioning trust fund (Notes 1 and 6)...............................        128           109
  Financial investments (Notes 1 and 7) .................................................        133           142
  Other-at cost or less (Note 7) ........................................................         18             9
                                                                                                 520           289

Current Assets
  Cash and cash equivalents (Note 1) ............................                                101            20
  Current financial investments (Notes 1 and 7)..........................................         73            96
  Accounts receivable (less reserve:  1996, $25; 1995, $35)
    Customers ...........................................................................        196           197
    Other ...............................................................................         19            14
  Unbilled revenues......................................................................         85            92
  Fuel, materials and supplies - at average cost ........................................        201           190
  Deferred income taxes (Note 5).........................................................         21            42
  Other .................................................................................         53            42
                                                                                                 749           693

Regulatory Assets and Other  (Note 8)....................................................      1,407         1,540

                                                                                              $9,636        $9,492


See accompanying Notes to Financial Statements.


Liabilities                                                                                  1996          1995
Capitalization
  Common equity
    Common stock ........................................................................         $2            $2
    Capital in excess of par value  .....................................................      1,590         1,513
    Earnings reinvested..................................................................      1,143         1,083
    Capital stock expense and other .....................................................         10            (1)
                                                                                               2,745         2,597
  Preferred stock
    With sinking fund requirements ......................................................        295           295
    Without sinking fund requirements ...................................................        171           171

  Long-term debt ........................................................................      2,802         2,829
                                                                                               6,013         5,892

Current Liabilities
  Commercial paper (Note 9) .....................................                                               68
  Bank loans (Note 9) ...................................................................        144            21
  Long-term debt due within one year ....................................................         30            30
  Capital lease obligations due within one year .........................................         81            81
  Accounts payable ......................................................................        133           128
  Taxes accrued .........................................................................         19            47
  Interest accrued ......................................................................         61            66
  Dividends payable .....................................................................         75            74
  Other .................................................................................         78            86
                                                                                                 621           601

Deferred Credits and Other Noncurrent Liabilities
  Deferred investment tax credits (Note 5) ......................                                209           219
  Deferred income taxes (Note 5) ........................................................      2,052         2,106
  Capital lease obligations .............................................................        166           139
  Other (Notes 1, 3, 6, and 10)..........................................................        575           535
                                                                                               3,002         2,999

Commitments and Contingent Liabilities (Note 14) ......................................



                                                                                              $9,636        $9,492












See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF SHAREOWNERS' COMMON EQUITY
PP&L Resources, Inc. and Subsidiaries
(Millions of Dollars)

                                                             Common
                                               Common        Stock      Capital                Capital
                                               Stock       Outstand-   in Excess    Earnings     Stock
                                            Outstanding       ing        of Par       Rein-    Expense &
                                             Shares (a)      Amount      Value       vested      Other
Balance at December 31, 1993...               152,132,089          $2      $1,369       $1,066           $(11)

  Net income..........................................                                     216
  Cash dividends declared on
    common stock...................................                                       (257)
  Stock redemption costs.......................                                             (1)
  Common stock issued (b) ................      3,349,873                      64
  Other....................................................                                                 7
Balance at December 31, 1994...               155,481,962          $2      $1,433       $1,024            $(4)

  Net income..........................................                                     323
  Cash dividends declared on
    common stock...................................                                       (264)
  Common stock issued (b) ................      3,921,304                      80
  Other....................................................                                                 3
Balance at December 31, 1995...               159,403,266          $2      $1,513       $1,083            $(1)

  Net income..........................................                                     329
  Cash dividends declared on
    common stock...................................                                       (269)
  Common stock issued (b) ................      3,262,150                      77
  Other....................................................                                                11
Balance at December 31, 1996...               162,665,416          $2      $1,590       $1,143            $10

(a) $.01 par value, 390,000,000 shares authorized.
    Each share entitles the holder to one vote on any question presented to any shareowners' meeting.
(b) Common Stock issued through the ESOP and the DRIP.

Consolidated Statement of Preferred Stock at December 31
PP&L Resources, Inc. and Subsidiaries (a)
(Millions of Dollars)
                                                                                     Shares
                                                          Outstand-   Outstand-     Outstand-
                                                              ing         ing          ing         Shares
                                                              1996        1995        1996       Authorized
PP&L
   Preferred Stock - $100 par, cumulative
     4-1/2%....................                                   $53         $53      530,189        629,936
     Series...............................................        413         413    4,133,556     10,000,000
                                                                 $466        $466




See accompanying Notes to Financial Statements.

Details of Preferred Stock (b)
                                                                     Optional      Sinking Fund
                                                                    Redemption    Provisions (c)
                                                       Shares        Price Per     Shares to be
                             Outstanding             Outstanding       Share         Redeemed     Redemption
                                1996       1995         1996           1996          Annually       Period
With Sinking Fund Requirements
  Series Preferred
    5.95% ...................      $30        $30         300,000       (d)              300,000   April 2001
    6.05%....................       25         25         250,000       (d)              250,000   April 2002
    6.125% ..................      115        115       1,150,000       (d)            (e)          2003-2008
    6.15%....................       25         25         250,000       (d)              250,000   April 2003
    6.33% ...................      100        100       1,000,000       (d)            (f)          2003-2008
                                  $295       $295

Without Sinking Fund Requirements
  4-1/2% Preferred...........      $53        $53         530,189       $110.00
  Series Preferred
    3.35%....................        4          4          41,783        103.50
    4.40%....................       23         23         228,773        102.00
    4.60%....................        6          6          63,000        103.00
    6.75%....................       85         85         850,000       (d)
                                  $171       $171

Increases (Decreases) in Preferred Stock
                                1996                    1995                           1994
                               Shares     Amount       Shares         Amount          Shares        Amount
Series Preferred Stock
  5.95% .............................                                                    300,000          $30
  6.05% .............................                                                    250,000           25
  6.125% ...........................
  6.15% .............................                                                    250,000           25
  6.33% .............................
  6.75% .............................
  6.875% ...........................                                                    (400,000)         (40)
  7.00% .............................                                                   (800,000)         (80)

Decreases in Preferred Stock represent: (i) the redemption of stock pursuant to sinking fund requirements; or (ii) shares redeemed pursuant to optional redemption provisions. There were no issuances or redemptions of preferred stock in 1996 or 1995.

(a) Each share of PP&L's preferred stock entitles the holder to one vote on any question presented to PP&L's shareowners' meetings. There were 10,000,000 shares of Resources' preferred stock and 5,000,000 shares of PP&L's preference stock authorized; none were outstanding at December 31, 1996 and 1995, respectively.
(b) The involuntary liquidation price of the preferred stock is $100 per share. The optional voluntary liquidation price is the optional redemption price per share in effect, except for the 4-1/2% Preferred Stock for which such price is $100 per share (plus in each case any unpaid dividends).
(c) These series of preferred stock are not redeemable prior to the following years: 5.95%, 2001; 6.05%, 2002; 6.125%, 6.15%, 6.33% and 6.75%, 2003.
(d) Shares to be redeemed annually on October 1 as follows: 2003-2007, 57,500; 2008, 862,500.
(e) Shares to be redeemed annually on July 1 as follows: 2003-2007, 50,000; 2008, 750,000.





See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF LONG-TERM DEBT AT DECEMBER 31
PP&L Resources, Inc. and Subsidiaries
(Millions of Dollars)
                                                                 Outstanding
                                                                 1996            1995           Maturity(b)
  First Mortgage Bonds (a)
    5 5/8% ..................................                                        $30             June 1, 1996
    6 3/4% ..................................................        $30              30         November 1, 1997
    5 1/2%...................................................        150             150            April 1, 1998
    7%.......................................................         40              40          January 1, 1999
    8 1/8%...................................................................         40             June 1, 1999
    6%.......................................................        125             125             June 1, 2000
    7 1/4% ..................................................         60              60         February 1, 2001
    6.5% to 7 3/4%...........................................        755             830               2002-2006
    7.70%....................................................        200             200               2007-2011 (c)
    7 3/8%...................................................        100             100               2012-2016
    9 1/4% to 9 3/8% ........................................        315             315               2017-2021
    6 3/4% to 8 1/2% ........................................        650             650               2022-2026

  First Mortgage Pollution Control Bonds (a)
    6.40% Series H...........................                         90              90        November 1, 2021
    5.50% Series I...........................................         53              53        February 15, 2027
    6.40% Series J...........................................        116             116        September 1, 2029
    6.15% Series K...........................................         55              55           August 1, 2029
                                                                   2,739           2,884
  Unsecured promissory notes ................................        116 (d)
                                                                   2,855           2,884
  Unamortized (discount) and premium -- net .................        (23)            (25)
                                                                   2,832           2,859
  Less amount due within one year............................         30              30

    Total long-term debt ....................................     $2,802          $2,829





__________________________________________

(a) Substantially all owned electric utility plant is subject to the lien of PP&L's first mortgage.
(b) Aggregate long-term debt maturities through 2001 are (millions of dollars): 1997, $30; 1998, $150; 1999, $40; 2000, $125; 2001, $60.
     Maximum sinking fund requirements aggregate $5.6 million through 2001 and may be met with property additions or retirement of bonds.
     The annual sinking fund requirements through 2001 will not exceed
     $1.8 million.
(c) Any registered owner of these bonds has the right to require PP&L to redeem such owner's bonds on October 1, 1999 at a price of 100% of the principal amount.
(d) In 1996, PP&L issued $116 million of unsecured promissory notes due in March 2001. The proceeds were used to redeem
     $40 million of First Mortgage Bonds, 8-1/8% Series due 1999, and
     $75 million of First Mortgage Bonds, 7-5/8% Series due 2002.


See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF INCOME
Pennsylvania Power & Light Company and Subsidiaries
(Millions of Dollars)
                                                                     1996        1995        1994
Operating Revenues (Notes 1, 3 and 4).............................    $2,910      $2,752      $2,725

Operating Expenses
  Operation
    Fuel..........................................................       448         451         472
    Power purchases...............................................       352         291         287
    Other.........................................................       544         504         475
  Maintenance.....................................................       191         186         180
  Depreciation (including amortized depreciation)
    (Notes 1 and 8) ..............................................       363         349         315
  Income taxes (Note 5)...........................................       253         262         218
  Taxes, other than income (Note 5)...............................       203         201         201
  Voluntary early retirement program (Note 11) ......................                (66)         76
                                                                       2,354       2,178       2,224
Operating Income..................................................       556         574         501

Other Income and (Deductions) - Net                                       15           4         (31)

Income Before Interest Charges....................................       571         578         470

Interest Charges
  Long-term debt................................                         207         213         214
  Short-term debt and other.......................................         7          13          13
                                                                         214         226         227
Net Income........................................................       357         352         243

Dividends on Preferred Stock......................................        28          28          28
Earnings Available to PP&L Resources, Inc. ....................         $329        $324        $215


See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
Pennsylvania Power & Light Company and Subsidiaries
(Millions of Dollars)
                                                                               1996         1995         1994
Cash Flows From Operating Activities
  Net income............................................                          $357         $352         $243
  Adjustments to reconcile net income to net
   cash provided by operating activities
    Depreciation...........................................................        366          352          317
    Amortization of property under capital leases..........................         86           79           86
    Amortization of contract settlement proceeds and
      deferred cost of power plant spare parts.............................        (15)         (37)         (38)
    Deferred income taxes and investment tax credits.......................         (1)          16          (70)
    Voluntary early retirement program .................................................        (66)          76
    Write down of coal reserves ..............................................................                74
    Change in current assets and current liabilities
      Fuel inventories.....................................................        (14)          43          (30)
      Other................................................................        (38)         (28)          (4)
    Other operating activities -- net......................................         58          (15)          56
        Net cash provided by operating activities..........................        799          696          710

Cash Flows From Investing Activities
  Property, plant and equipment expenditures............                          (360)        (403)        (505)
  Proceeds from sales of nuclear fuel to trust.............................         93           44           36
  Proceeds from sale of coal reserves...................................................         52
  Purchases of available-for-sale securities ..............................        (90)         (81)         (95)
  Sales and maturities of available-for-sale securities ...................         93           80           90
  Other investing activities -- net........................................          5            7           27
        Net cash used in investing activities..............................       (259)        (301)        (447)

Cash Flows From Financing Activities
  Issuance of long-term debt............................                           116           55          919
  Issuance of common stock and capital
    contribution from parent...............................................         32           60           70
  Issuance of preferred stock..................................................................               80
  Retirement of long-term debt.............................................       (145)        (140)        (638)
  Retirement of preferred stock...............................................................              (120)
  Payments on capital lease obligations....................................        (86)         (79)         (86)
  Common and preferred dividends paid......................................       (296)        (290)        (284)
  Dividends for capitalization of PMDC ..................................................                    (50)
  Net increase (decrease) in short-term debt...............................        (79)          15         (128)
  Other financing activities -- net........................................         (2)         (10)         (25)
        Net cash used in financing activities..............................       (460)        (389)        (262)

Net Increase in Cash and
Cash Equivalents...........................................................         80            6            1
Cash and Cash Equivalents at Beginning of Period...........................         15            9            8
Cash and Cash Equivalents at End of Period.................................        $95          $15           $9

Supplemental Disclosures of Cash Flow Information
  Cash paid during the year for
    Interest (net of amount capitalized)...................................       $208         $218         $200
    Income taxes...........................................................       $289         $258         $264



See accompanying Notes to Financial Statements.

CONSOLIDATED BALANCE SHEET AT DECEMBER 31
Pennsylvania Power & Light Company and Subsidiaries
(Millions of Dollars)
Assets                                                                               1996         1995
Property, Plant and Equipment
  Electric utility plant in service - at original cost......                          $9,824       $9,637
    Accumulated depreciation (Notes 1 and 8).....................................     (3,337)      (3,113)
                                                                                       6,487        6,524

  Construction work in progress - at cost .......................................        172          170
  Nuclear fuel owned and leased - net of amortization ...........................        170          134
  Other leased property - net of amortization ...................................         76           85

   Electric utility plant - net .................................................      6,905        6,913
  Other property - net of depreciation, amortization
    and depletion (1996, $54; 1995, $56) (Note 13)...............................         55           57
                                                                                       6,960        6,970

Investments
  Affiliated companies - at equity (Note 1) ................                              17           17
  Nuclear plant decommissioning trust fund (Notes 1 and 6).......................        128          110
  Financial investments (Notes 1 and 7) .........................................        133          132
  Other - at cost or less (Note 7) ..............................................         10            9
                                                                                         288          268

Current Assets
  Cash and cash equivalents (Note 1) .......................                              95           15
  Marketable securities (Notes 1 and 7)..........................................         51           55
  Accounts receivable (less reserve:  1996, $25; 1995, $35)
    Customers ...................................................................        196          197
    Other .......................................................................         14           13
  Unbilled revenues..............................................................         85           92
  Fuel, material and supplies - at average cost .................................        201          190
  Deferred income taxes (Note 5).................................................         21           42
  Other .........................................................................         53           42
                                                                                         716          646

Regulatory Assets and Other (Note 8).............................................      1,407        1,540

                                                                                      $9,371       $9,424



See accompanying Notes to Financial Statements.

Liabilities                                                                          1996         1995
Capitalization
  Common equity
    Common stock ................................................................     $1,476       $1,476
    Additional paid-in capital ..................................................         57           25
    Earnings reinvested .........................................................      1,094        1,034
    Capital stock expense and other  ............................................        (10)          (7)
                                                                                       2,617        2,528
  Preferred stock
    With sinking fund requirements ..............................................        295          295
    Without sinking fund requirements ...........................................        171          171

  Long-term debt ................................................................      2,802        2,829
                                                                                       5,885        5,823

Current Liabilities
  Commercial paper (Note 9) ................................                                           68
  Bank loans (Note 9) ...........................................................         10           21
  Long-term debt due within one year ............................................         30           30
  Capital lease obligations due within one year .................................         81           81
  Accounts payable ..............................................................        132          128
  Taxes accrued .................................................................         21           48
  Interest accrued ..............................................................         60           66
  Dividends payable .............................................................         75           74
  Other .........................................................................         78           86
                                                                                         487          602

Deferred Credits and Other Noncurrent Liabilities
  Deferred investment tax credits (Note 5) .................                             209          219
  Deferred income taxes (Note 5) ................................................      2,050        2,106
  Capital lease obligations  ....................................................        166          139
  Other (Notes 1, 3, 6 and 10) ..................................................        574          535
                                                                                       2,999        2,999

Commitments and Contingent Liabilities (Note 14) ............................

                                                                                      $9,371       $9,424


See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF
SHAREOWNERS' COMMON EQUITY
Pennsylvania Power & Light Company
and Subsidiaries
(Millions of Dollars)



                                                           Common                                           Capital
                                                       Stock                 Additional                      Stock
                                                    Outstanding                Paid-in     Earnings        Expense &
                                                     Shares (a)     Amount     Capital    Reinvested         Other
Balance at December 31, 1993.........                 152,132,089     $1,371         $0         $1,066            $(11)

  Net income......................................................                                 243
  Cash dividends declared
    Preferred stock..............................................                                  (28)
    Common stock...............................................                                   (257)
    Dividends for capitalization
      of PMDC.......................................................                               (50)

  Stock redemption costs...................................                                         (1)
  Common stock issued (b) ........................      3,349,873         70
  Other................................................................                                              1
Balance at December 31, 1994.........                 155,481,962     $1,441         $0           $973            $(10)

  Net income......................................................                                 352
  Cash dividends declared
    Preferred stock..............................................                                  (28)
    Common stock...............................................                                   (263)
  Common stock issued (b) ........................      1,818,420         35
  Capital contribution from
    PP&L Resources...........................................                        25
  Other................................................................                                              3
Balance at December 31, 1995.........                 157,300,382     $1,476        $25         $1,034             $(7)

  Net income......................................................                                 357
  Cash dividends declared
    Preferred stock..............................................                                  (28)
    Common stock...............................................                                   (269)
  Common stock issued (b) ...............................
  Other................................................................              32                             (3)
Balance at December 31, 1996.........                 157,300,382     $1,476        $57         $1,094            $(10)

(a) No par value.  170,000,000 shares authorized.
    As of April 27, 1995, all holders of PP&L common stock became holders of PP&L Resources common stock, all PP&L common stock was acquired by PP&L Resources.
(b) Common Stock was issued through the ESOP and DRIP.

Consolidated Statement of Preferred
Stock at December 32
Pennsylvania Power & Light Company
and Subsidiaries(a)
(Millions of Dollars)
                                                                                            Shares
                                                                  Outstanding             Outstanding       Shares
                                                                     1996       1995         1996         Authorized
   Preferred Stock -- $100 par, cumulative
     4-1/2%..........................                                    $53        $53        530,189         629,936
     Series.......................................................       413        413      4,133,556      10,000,000
                                                                        $466       $466



See accompanying Notes to Financial Statements.

Details of Preferred Stock (b)
                                                                     Optional      Sinking Fund
                                                                    Redemption    Provisions (c)
                                                       Shares        Price Per     Shares to be
                             Outstanding             Outstanding       Share         Redeemed      Redemption
                                1996       1995         1996           1996          Annually        Period
With Sinking Fund Requirements
  Series Preferred
    5.95% ...................      $30        $30         300,000       (d)          300,000       April 2001
    6.05%....................       25         25         250,000       (d)          250,000       April 2002
    6.125% ..................      115        115       1,150,000       (d)            (e)          2003-2008
    6.15%....................       25         25         250,000       (d)          250,000       April 2003
    6.33% ...................      100        100       1,000,000       (d)            (f)          2003-2008
                                  $295       $295

Without Sinking Fund Requirements
  4-1/2% Preferred...........      $53        $53         530,189       $110.00
  Series Preferred
    3.35%....................        4          4          41,783        103.50
    4.40%....................       23         23         228,773        102.00
    4.60%....................        6          6          63,000        103.00
    6.75%....................       85         85         850,000       (d)
                                  $171       $171

Increases (Decreases) in Preferred Stock

                                1996                    1995                           1994
                               Shares     Amount       Shares         Amount          Shares         Amount
Series Preferred Stock
  5.95% .............................                                                    300,000           $30
  6.05% .............................                                                    250,000            25
  6.125% ...........................
  6.15% .............................                                                    250,000            25
  6.33% .............................
  6.75% .............................
  6.875% ...........................                                                    (400,000)          (40)
  7.00% .............................                                                   (800,000)          (80)

Decreases in Preferred Stock represent: (i) the redemption of stock pursuant to sinking fund requirements; or (ii) shares redeemed pursuant to optional redemption provisions. There were no issuances or redemptions of preferred stock in 1996 or 1995.

(a) Each share of PP&L's preferred stock entitles the holder to one vote on any question presented to PP&L's shareowners' meetings.
     There were 5,000,000 shares of PP&L's preference stock authorized;
     none were outstanding at December 31, 1996 and 1995, respectively.
(b)  The involuntary liquidation price of the preferred stock is $100 per share.
     The optional voluntary liquidation price is the optional redemption price per share in effect, except for the 4-1/2% Preferred Stock for which such price is $100 per share (plus in each case any unpaid dividends).
(c) These series of preferred stock are not redeemable prior to the following years: 5.95%, 2001; 6.05%, 2002; 6.125%, 6.15%, 6.33% and 6.75%, 2003.
(d) Shares to be redeemed annually on October 1 as follows: 2003-2007, 57,500; 2008, 862,500.
(e) Shares to be redeemed annually on July 1 as follows: 2003-2007, 50,000; 2008, 750,000.


See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF LONG-TERM DEBT AT DECEMBER 31
Pennsylvania Power & Light Company and Subsidiaries
(Millions of Dollars)
                                                                  Outstanding
                                                                 1996            1995           Maturity(b)
  First Mortgage Bonds (a)
    5 5/8% ..................................                                        $30             June 1, 1996
    6 3/4% ..................................................        $30              30         November 1, 1997
    5 1/2%...................................................        150             150            April 1, 1998
    7%.......................................................         40              40          January 1, 1999
    8 1/8%...................................................................         40             June 1, 1999
    6%.......................................................        125             125             June 1, 2000
    7 1/4% ..................................................         60              60         February 1, 2001
    6.5% to 7 3/4%...........................................        755             830               2002-2006
    7.70%....................................................        200             200               2007-2011 (c)
    7 3/8%...................................................        100             100               2012-2016
    9 1/4% to 9 3/8% ........................................        315             315               2017-2021
    6 3/4% to 8 1/2% ........................................        650             650               2022-2026

  First Mortgage Pollution Control Bonds (a)
    6.40% Series H...........................                         90              90        November 1, 2021
    5.50% Series I...........................................         53              53        February 15, 2027
    6.40% Series J...........................................        116             116        September 1, 2029
    6.15% Series K...........................................         55              55           August 1, 2029
                                                                   2,739           2,884
  Unsecured promissory notes ................................        116 (d)
                                                                   2,855           2,884
  Unamortized (discount) and premium -- net .................        (23)            (25)
                                                                   2,832           2,859
  Less amount due within one year............................         30              30

    Total long-term debt ....................................     $2,802          $2,829





         __________________________________________

(a)  Substantially all owned electric utility plant is subject to the lien of
     PP&L's first mortgage.
(b)  Aggregate long-term debt maturities through 2001 are (millions of dollars):  1997, $30; 1998, $150; 1999, $40; 2000, $125; 2001,
     $60.   Maximum sinking fund requirements aggregate $5.6 million through 2001 and may be met with property additions or retirement of bonds.
     The annual sinking fund requirements through 2001 will not exceed $1.8 million.
(c)  Any registered owner of these bonds has the right to require PP&L to redeem such owner's bonds on October 1, 1999 at a
     price of 100% of the principal amount.
(d)  In 1996, PP&L issued $116 million of unsecured promissory notes due in March 2001.  The proceeds were used to redeem $40 million of First Mortgage Bonds, 8-1/8% Series due 1999, and $75 million of First Mortgage Bonds, 7-5/8% Series due 2002.





See accompanying Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS

	Terms and abbreviations appearing in Notes to Financial Statements are explained in the glossary.

1.  Summary of Significant Accounting Policies

Business and Consolidation

	PP&L Resources is the parent holding company of PP&L, PMDC and Spectrum.

	PP&L's financial condition and results of operations are currently the principal factors affecting PP&L Resources' financial condition and results of operations. PP&L is an operating electric utility serving customers in central eastern Pennsylvania. All nonutility operating transactions are included in "Other Income and Deductions -- Net" on the Consolidated Statements of Income.

	The consolidated financial statements include the accounts of PP&L Resources and its direct and indirect subsidiaries. All significant intercompany transactions have been eliminated.

	Less than 50% owned affiliates are accounted for using the equity method. These affiliates consist principally of Safe Harbor Water Power Corporation and investments held by PMDC.

Reclassification

	Certain amounts from prior years' financial statements have been reclassified to conform to the current year presentation.

Management's Estimates

	These financial statements have been prepared using information available including certain information which represents management's best estimates of existing conditions. Actual results could differ from these estimates.

Accounting Records

	The accounting records for PP&L, the principal subsidiary of PP&L Resources, are maintained in accordance with the Uniform System of Accounts prescribed by the FERC and adopted by the PUC.

Regulation

	PP&L prepares its financial statements in accordance with the provisions of SFAS 71, "Accounting for the Effects of Certain Types of Regulation." SFAS 71 requires a rate-regulated entity to reflect the effects of regulatory decisions in its financial statements. In accordance with SFAS 71, PP&L has deferred certain costs pursuant to the rate actions of the PUC and the FERC and is recovering or expects to recover such costs in electric rates charged to customers. These deferred costs or "regulatory assets" are enumerated and discussed in
Note 8.

	To the extent that PP&L concludes that recovery of a regulatory asset is no longer probable due to regulatory treatment, the effects of competition or other factors, the amount would have to be written off against income.

Utility Plant

	Additions to utility plant and replacement of units of property are capitalized at cost. The cost of funds used to finance construction projects or AFUDC is capitalized as part of construction cost.

	The cost of units of property retired or replaced is charged to accumulated depreciation. Expenditures for maintenance and repairs of property and the cost of replacing items determined to be less than an entire unit of property are charged to operating expense.

	Major classes of electric utility plant in service and their respective balances are (millions of dollars):

                               1996           1995

     Production               $6,303         $6,251
     Transmission                386            374
     Distribution              2,774          2,652
     General                     303            302
     Other                        58             58
                              $9,824         $9,637

	For financial statement purposes, depreciation is being provided over the estimated useful lives of property using a straight-line method for all property except for certain property at the Susquehanna steam station. Susquehanna property is depreciated at an annual rate of $173 million from October 1995 through December 1998, after which depreciation is scheduled to decline by $71 million annually. Provisions for depreciation, as a percent of average depreciable property, approximated 3.8% in 1996, 3.7% in 1995 and 3.5% in 1994.

Nuclear Decommissioning and Fuel Disposal

	An annual provision for PP&L's share of the future cost to decommission the Susquehanna station, equal to the amount allowed for ratemaking purposes, is charged to operating expense. Such amounts are invested in external trust funds which can be used only for future decommissioning costs. See Notes 3 and 6.

	The DOE is responsible for the permanent storage and disposal of spent nuclear fuel removed from nuclear reactors. PP&L pays DOE a fee for future disposal services and recovers such costs in customer rates. PP&L has joined other utilities in a federal lawsuit to suspend payments to DOE and to place the fees in escrow unless that department begins accepting nuclear fuel as agreed to in its contract with the utilities.

Financial Investments

	Securities subject to the requirements of SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities" are carried at fair value, determined at the balance sheet date. Net unrealized gains on available-for-sale securities are included in common equity. Net unrealized gains and losses on trading securities are included in income. Net unrealized gains and losses on securities that are not available for unrestricted use due to regulatory or legal reasons are reflected in the related asset and liability accounts. Realized gains and losses on the sale of securities are recognized utilizing the specific cost identification method. Investments in financial limited partnerships are accounted for under the equity method of accounting and venture capital investments are recorded at cost. See Note 7.

Premium on Reacquired Long-Term Debt

	Premiums paid and expenses incurred by PP&L to redeem long-term debt are deferred and amortized over the life of the new debt issue or the remaining life of the retired debt when the redemption is not financed by a new issue.

Capital Leases

	Leased property of PP&L capitalized on the Consolidated Balance Sheet is recorded at the present value of future lease payments and is amortized so that the total of interest on the lease obligation and amortization of the leased property equals the rental expense allowed for ratemaking purposes. Future minimum lease payments under capital leases in effect at December 31, 1996 (excluding nuclear fuel) aggregate $89 million, including $13 million in imputed interest. Future lease payments for nuclear fuel are based on the quantity of electricity produced at the Susquehanna Station. The maximum amount of nuclear fuel available for lease under current arrangements is $200 million.

Revenues

	Electric revenues are recorded based on the amounts of electricity delivered to customers through the end of each calendar month. This includes amounts customers will be billed for electricity delivered from the time meters were last read to the end of the month. Through December 1996, PP&L's tariff included revenues from the ECR, SBRCA and STAS.

	Approximately 98% of operating revenues were derived from electric energy sales, with 35% coming from residential customers, 28% from commercial customers, 20% from industrial customers, 14% from other major utilities and the PJM and 3% from others. For information on the ECR, SBRCA and STAS, see Note 3.

Income Taxes

	PP&L Resources and its subsidiaries file a consolidated federal income tax return. Income taxes are allocated to operating expenses and other income and deductions on the Consolidated Statements of Income.

	The provision for PP&L's deferred income taxes is based upon the ratemaking principles reflected in rates established by the PUC and FERC. The difference in the provision for deferred income taxes and the amount that otherwise would be recorded under generally accepted accounting principles is deferred and included in taxes recoverable through future rates on the Consolidated Balance Sheet. See Note 5.

	Investment tax credits were deferred when utilized and are amortized over the average lives of the related property.

Pension Plan and Other Postretirement and Postemployment Benefits

	PP&L has a noncontributory pension plan covering substantially all employees. Subsidiary companies of PP&L formerly engaged in coal mining have a noncontributory pension plan for substantially all non-bargaining, full-time employees. Funding is based upon actuarially determined computations that take into account the amount deductible for income tax purposes and the minimum contribution required under the Employee Retirement Income Security Act of 1974.

	PMDC has a non-qualified retirement plan for its corporate officers.

	For information on other postretirement and postemployment benefits, see Note 10.

Cash Equivalents

	All highly liquid debt instruments purchased with original maturities of three months or less are considered to be cash equivalents.


2.  Pennsylvania Restructuring Legislation

	In December 1996, Pennsylvania enacted legislation to restructure its electric utility industry in order to create retail access to a competitive market for the generation of electricity. The legislation, which was effective on January 1, 1997, includes the following major provisions:

	1. All electric utilities in Pennsylvania are required to file, beginning on April 1, 1997 and in no event later than September 30, 1997, a restructuring plan to implement direct access to a competitive market for electric generation. The plan must include unbundled rates for generation, jurisdictional transmission, distribution and other services; a proposed competitive transition charge; a proposed universal service and energy conservation cost recovery mechanism; procedures for ensuring direct access to all licensed energy suppliers; a discussion of the proposed plan's impacts on utility employees and revised tariffs and rates implementing the foregoing.

	2. Retail customer choice will be phased in as follows: up to 33% of all customer load on January 1, 1999; up to 66% of all customer load on January 1, 2000; and 100% of all customer load by January 1, 2001.
The PUC can delay this schedule by two 6-month periods, if necessary.

	3. Electric distribution companies will be the suppliers of last resort. The PUC will ensure that adequate generation reserves exist to maintain reliable electric service. The utility's transmission and distribution system must continue to meet established national industry standards for installation, maintenance and safety.

	4. Retail rates will be capped for at least 4-1/2 years for transmission and distribution charges and for as long as 9 years for generation charges. A utility may be exempted from the caps only under very specific circumstances, e.g., the need for extraordinary rate relief, non-utility generation contracts, changes in laws or regulations, required upgrades or repairs to the transmission system, increases in fuel prices or purchased power prices, nuclear power plant decommissioning costs or taxes.

	5. Pennsylvania utilities are permitted to recover PUC-approved transition or stranded costs over several years; however, the utilities are required to mitigate these costs to the extent practicable. Also, the recovery of these costs must not result in cost shifting among customers.

	6. "Transition bonds" may be issued to pay the stranded costs. This procedure involves the following elements: (i) the sale or transfer by the utility of the right to recover a portion of its stranded costs to a financing entity -- for a lump-sum payment of cash -- that could be used to retire the utility's debt and equity and to pay stranded costs;
(ii) the issuance by the financing entity of "transition bonds"; (iii) the collection by the utility of "transition charges" on customers' bills, which are transferred to the financing entity to pay the principal and interest and other related costs of issuing the transition bonds;
(iv) upon the imposition of transition charges on customers' bills, the utility must reduce customer rates by an amount equal to the revenue requirements of the stranded costs financed with transition bonds; and
(v) a PUC "qualified rate order," which could be irrevocable, approving the collection of the transition charges. This irrevocability would protect the cash flow stream used to repay the transition bonds.

	7. All generation suppliers must demonstrate financial and technical fitness and must be licensed by the PUC. Cooperatives and municipalities may participate in retail competition but are not subject to the provisions of the legislation, unless they elect to serve customers outside their franchise territories.

	8. State tax revenues paid by utilities and generation suppliers are to remain at their current level, to protect against any state revenue loss from restructuring.

	9. The PUC will monitor electricity markets for anti-competitive or discriminatory conduct, and will consider the impact of mergers and acquisitions on these markets.

	PP&L is formulating its restructuring plan, which it currently plans to file on April 1, 1997. Under the legislation, the PUC must take action on the restructuring plan within nine months of the filing date.
PP&L is unable to predict the ultimate effect of this legislation on its financial position, results of operation or its need to issue securities to meet future capital requirements.

3.  Rate Matters
	Base Rate Filing with the PUC

	In September 1995, the PUC issued a final order with respect to the base rate case filed by PP&L in December 1994. The PUC Decision increased PUC jurisdictional rates by about $85 million annually, or 3.8%. The PUC Decision permitted the levelization of depreciation expense for the Susquehanna station, recovery of retiree health care costs and costs of the 1994 voluntary early retirement program and revised costs to decommission Susquehanna SES. The order also permitted recovery of deferred operating and capital costs, net of energy savings, for Susquehanna Unit 2 but disallowed similar costs for Unit No. 1. The PUC also ruled that PP&L could not include in the ECR the cost of capacity billed to other utilities after the contractual arrangements with these utilities expire. The OCA has appealed certain aspects of the PUC Decision to the Commonwealth Court. PP&L cannot predict the final outcome in this matter.

	Energy Cost Rate Issues

	Through December 1996, PP&L's PUC tariffs contained an ECR under which customers were billed an estimated amount for fuel and other energy costs. Any difference between the actual and estimated amount for such costs was collected from, or refunded to, customers in a subsequent period.

	In December 1996, the PUC issued a tentative order permitting the roll-in of PP&L's ECR into base rates. The order also authorized PP&L to defer certain unrecovered energy costs as regulatory assets and seek recovery for these costs in the competitive transition charge described above under "Pennsylvania Restructuring Legislation."

	In 1994, the PUC reduced PP&L's ECR claim by $16 million for costs associated with replacement power during a Susquehanna Unit 1 outage for refueling and repairs. PP&L's appeal of that reduction was settled in 1995, and as a result PP&L recorded a net credit to income of $10 million.

	Special Base Rate Credit Adjustment

	Beginning in April 1991, PP&L's PUC tariff included a SBRCA rider which provided for credits to retail customers' bills for three nonrecurring items. They were (i) the use of an inventory method of accounting for certain power plant spare parts (this credit expired as of April 1, 1996); (ii) the sale of capacity and related energy from PP&L's wholly owned coal-fired stations to Atlantic (this credit was rolled into retail base rates at Docket No. R-00943271 and was removed from the SBRCA effective in September 1995); and (iii) the proceeds from a settlement of outstanding contract claims arising from construction of the Susquehanna station (this credit is due to expire in the second quarter of 1997).

	State Tax Adjustment Surcharge

	Through December 1996, PP&L's PUC tariffs included a rate mechanism to adjust customer bills for changes in certain state taxes. The STAS had no effect on net income. In December 1996, the PUC issued a tentative order permitting the roll-in of STAS into base rates.

	FERC-Major Utilities' Rates

	In August 1995, JCP&L filed a complaint against PP&L with the FERC regarding billings under the bulk power sales agreement between the parties. In its complaint, JCP&L alleges that PP&L inappropriately allocated certain costs to JCP&L that should not have been billed and seeks other adjustments. JCP&L is seeking both refunds (with interest) in an unspecified amount and an amendment to the agreement. PP&L has denied JCP&L's allegations and requested that FERC dismiss the complaint. PP&L cannot predict the final outcome of this proceeding.

	In October 1995, FERC allowed PP&L to begin charging, subject to refund, four major electric utility customers of PP&L (Atlantic, BG&E, JCP&L and UGI) for certain PP&L costs for post-retirement benefits other than pensions. In that same proceeding, FERC opened to review all other charges by PP&L under its contracts with those customers. JCP&L raised a number of objections to PP&L's charges. In November 1996, an Administrative Law Judge ruled in PP&L's favor on all issues. The case currently is pending before the FERC.

	In January 1996, PP&L filed a request with the FERC to incorporate a change in the method of calculating depreciation under its contracts with these same four major utilities. PP&L also sought to increase the charges to those customers for nuclear decommissioning costs. This case was settled in principle with the four customers in January 1997, under terms which would have no material effect on PP&L. Formal settlement documents are expected to be filed with the FERC by March 1997.

	See Note 4 for more information regarding these contracts.

4.  Sales to Other Electric Utilities

	PP&L provides Atlantic with 125,000 kilowatts of capacity (summer rating) and related energy from its wholly owned coal-fired stations. Sales to Atlantic will continue through March 1998.

	PP&L provided JCP&L with 756,000 kilowatts of capacity and related energy from all of its generating units during 1996. This amount will decline by 189,000 kilowatts per year until the end of the agreement on December 31, 1999. PP&L expects to be able to resell the capacity and energy at market prices.

	In March 1996, the New Jersey Board of Public Utilities approved an agreement between PP&L and JCP&L, under which PP&L will provide JCP&L with 150,000 kilowatts of capacity credits and energy from June 1997 through May 1998, 200,000 kilowatts from June 1998 through May 1999 and 300,000 kilowatts from June 1999 through May 2004. Prices under the new agreement are based on a predetermined reservation rate that escalates over time, plus an energy component based on PP&L's actual fuel-related costs. PP&L filed the agreement for FERC review and acceptance in October 1996, and the matter is still pending.

	PP&L provides BG&E with 129,000 kilowatts or 6.6 percent of its share of capacity and related energy from the Susquehanna station. Sales to BG&E will continue through May 2001.

	See Note 3 for more information regarding these contracts.

	In September 1996, PP&L made installed capacity credit sales for up to 300,000 kilowatts to GPU Energy which will continue through the first half of 1997.

	On December 31, 1996, PP&L filed for FERC approval of amendments to its generation sales tariff to allow PP&L to buy energy for the purpose of resale in competitive wholesale markets. This change provides PP&L flexibility in pursuing wholesale power supply opportunities to increase operating revenues. PP&L is currently operating under this amended tariff, subject to final FERC approval.

5.  Income Taxes
	The corporate federal income tax rate is 35%. The Pa. CNI rate was 11.99% in 1994 and 9.99% in 1995 and 1996.
	For 1995 PP&L Resources recorded a decrease in Pa. CNI expense of $8 million from the prior year related to the rate reduction. Substantially all of this reduction was reflected in lower customer rates through the STAS.
	The tax effects of significant temporary differences comprising PP&L Resources' net deferred income tax liability were as follows (millions of dollars):
                                           1996             1995

Deferred tax assets
  Deferred investment tax credits         $   86           $   90
  Accrued pension costs                       67               54
  Other                                       75               87
  Valuation allowance                         (6)              (6)
                                             222              225
Deferred tax liabilities
  Electric utility plant - net             1,788            1,788
  Other property - net                         9               12
  Taxes recoverable through future rates     399              416
  Reacquired debt costs                       46               48
  Other                                       11               25
                                           2,253            2,289
Net deferred tax liability                $2,031           $2,064

	Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to income from continuing operations for accounting purposes, and details of taxes, other than income are as follows (millions of dollars):
Income Tax Expense                    1996          1995          1994
  Included in operating expenses
    Provision - Federal               $189          $195          $198
                State                   64            62            77
                                       253           257           275
    Deferred - Federal                   4             9           (34)
               State                     6             6           (11)
                                        10            15           (45)
    Investment tax credit,
      net - Federal                    (10)          (10)          (12)
                                       253           262           218
  Included in other income
    and deductions
      Provision (credit) - Federal      (1)            8           (18)
                           State         1             4            (7)
                                         0            12           (25)
      Deferred - Federal                 1            10            (9)
                 State                  (1)            2            (4)
                                         0            12           (13)
                                         0            24           (38)
  Total income tax
    expense - Federal                  183           212           125
              State                     70            74            55
                                      $253          $286          $180

Reconciliation of Income
Tax Expense
  Indicated federal income tax on
    pre-tax income at statutory
    tax rate - 35%                    $213          $223          $148
  Increase (decrease) due to:
    State income taxes                  44            50            35
    Flow through of depreciation
      differences not previously
      normalized                        20            16            15
    Amortization of investment
      tax credit                       (10)          (10)          (12)
    Research & experimentation
      income tax credits                (5)
    Other                               (9)            7            (6)
                                        40            63            32
  Total income tax expense            $253          $286          $180
  Effective income tax rate           41.5%         44.9%         42.4%

Taxes, Other Than Income
    State gross receipts              $105          $102          $ 99
    State utility realty                44            46            47
    State capital stock                 34            33            35
    Social security and other           20            20            20
                                      $203          $201          $201


6.  Nuclear Decommissioning Costs

	PP&L's most recent estimate of the cost to decommission the Susquehanna station was completed in 1993 and was a site-specific study, based on immediate dismantlement and decommissioning of each unit following final shutdown. The study indicates that PP&L's 90% share of the total estimated cost of decommissioning the Susquehanna station is approximately $724 million in 1993 dollars. The estimated cost includes decommissioning the radiological portions of the station and the cost of removal of nonradiological structures and materials. The operating licenses for Units 1 and 2 expire in 2022 and 2024, respectively.

	Decommissioning costs charged to operating expense were $12 million in 1996, $8 million in 1995 and $7 million in 1994 and are based upon amounts included in customer rates. The increases in 1996 and 1995 are a result of the PUC Decision, in which recovery of decommissioning costs was based on the cost estimates in the 1993 site-specific study. Rates charged to small utilities reflect the estimated cost of decommissioning in the 1993 study. In January 1996, PP&L filed with the FERC to increase its decommissioning rate to reflect the projected cost of decommissioning the Susquehanna station. See Note 3 for further information.

	Amounts collected from customers for decommissioning, less applicable taxes, are deposited in external trust funds for investment and can be used only for future decommissioning costs. The market value of securities held and accrued income in the trust funds at December 31, 1996 and 1995 aggregated approximately $128 million and $109 million, respectively. The trust funds experienced, on a fair market value basis, a $6 million net gain in 1996, which includes net unrealized appreciation of $2 million, and a net gain in 1995 of $14 million, which includes net unrealized appreciation of $8 million. The trust fund activity is reflected in the nuclear plant decommissioning trust fund and in other noncurrent liabilities on the Consolidated Balance Sheet. Accrued nuclear decommissioning costs were $130 million and $112 million at December 31, 1996 and 1995, respectively.

	The FASB issued an exposure draft on the accounting for liabilities related to closure and removal of long-lived assets, including decommissioning of nuclear power plants. As a result, current industry accounting practices for decommissioning may change, including the possibility that the estimated cost for decommissioning could be recorded as a liability at the present value of the estimated future cash outflows that will be required to satisfy those obligations.

7.  Financial Instruments

	The carrying amount shown on the Consolidated Balance Sheet and the estimated fair value of PP&L Resources' financial instruments are as follows (millions of dollars):

                                 December 31, 1996   December 31,  1995
	                             Carrying    Fair    Carrying     Fair
	                              Amount    Value     Amount      Value
	Assets
	  Nuclear plant decommis-
	    sioning trust fund (a)    $128      $128      $109       $109
	  Financial investments (a)    206       206       238        236
	  Other investments             18        18         9(c)       9(c)
	  Cash and cash equivalents    101       101        20         20
	  Other financial instru-
	    ments included in
	    other current assets         2         2         3          3

	Liabilities
	  Preferred stock with
	    sinking fund require-
	    ments (b)                  295       294       295        295
	  Long-term debt (b)         2,832     2,885     2,859      3,033
	  Commercial paper and
	    bank loans                 144       144        89         89

	(a) The carrying value of financial instruments generally is based on established market prices and approximates fair value.
	(b) The fair value generally is based on quoted market prices for the securities where available and estimates based on current rates offered to PP&L Resources where quoted market prices are not available.
	(c) $12 million of PMDC's other investments for 1995 were reclassi-fied as investments in electric energy projects - at equity.


8. Regulatory Assets

	The following regulatory assets were reflected in the PP&L Consolidated Balance Sheet (millions of dollars):



                                               1996        1995

	Deferred depreciation                    $  140      $ 209
	Deferred operating and carrying
	  costs - Susquehanna                        17         18
	Reacquired debt costs                       110        117
	Taxes recoverable through future
	  rates                                     963      1,003
	Assessment for decommissioning
	  uranium enrichment facilities              30         32
	Postretirement benefits other
	  than pensions                              28         31
	Voluntary early retirement program           49         62
	ECR undercollection                          17
	Other                                        45         57
	                                         $1,399     $1,529

	As of December 31, 1996, substantially all of PP&L's regulatory assets are being recovered through rates charged to customers over periods ranging from 3 to 29 years. In December 1996, Pennsylvania passed restructuring legislation which will continue to permit utilities to recover approved regulatory assets as transition or stranded costs. See Note 2 "Pennsylvania Restructuring Legislation".

	For a discussion of taxes recoverable through future rates, postretirement benefits other than pensions, assessment for decommissioning uranium enrichment facilities, VERP, and additional information on the PUC Decision, see Notes 3, 5, 10, and 11.


9.  Credit Arrangements

	PP&L issues commercial paper and, from time to time, borrows from banks to provide short-term funds required for general corporate purposes. In addition, certain subsidiaries also borrow from banks to obtain short-term funds. Bank borrowings generally bear interest at rates negotiated at the time of the borrowing. PP&L's weighted average interest rate on short-term borrowings was 4.9% and 6.0% at December 31, 1996 and 1995, respectively.

	PP&L has a $250 million revolving credit arrangement with a group of banks. At the option of PP&L, interest rates would be based upon certificate of deposit rates, Eurodollar deposit rates or the prime rate. Any loans made under this credit arrangement would mature in September
1999. PP&L has additional credit arrangements with another group of banks. The banks have committed to lend PP&L up to $45 million under these credit arrangements, which mature in May 1997, at interest rates based upon Eurodollar deposit rates or the prime rate. These credit arrangements produce a total of $295 million of lines of credit to provide back-up for PP&L's commercial paper and short-term borrowings of certain subsidiaries. No borrowings were outstanding at December 31, 1996 under these credit arrangements.

	PP&L Resources has a revolving credit facility in the amount of $300 million. At the option of PP&L Resources, interest rates can be based on Eurodollar deposit rates or the prime rate. Loans made under this credit arrangement will mature, and the facility will terminate at the end of May 1997. PP&L Resources used $190 million of this credit facility in June 1996 to fund a PMDC subsidiary's acquisition of a 25 percent interest in SWEB. Borrowings of $135 million were outstanding under this credit facility at December 31, 1996. PP&L Resources expects to repay a portion of the outstanding balance through the liquidation of temporary cash investments and repay the balance by issuing medium-term notes.

	PP&L leases its nuclear fuel from a trust. The maximum financing capacity of the trust under existing credit arrangements is $200 million.


10.	Pension Plan and Other Postretirement and
	Postemployment Benefits

Pension Plan

	PP&L has a funded noncontributory defined benefit pension plan covering substantially all employees. Benefits are based upon a participant's earnings and length of participation in the Plan, subject to meeting certain minimum requirements.

	PP&L has an unfunded supplemental retirement plan for certain management employees. A similar plan for directors was terminated December 31, 1996. Benefit payments pursuant to these supplemental plans are made directly by PP&L. At December 31, 1996, the projected benefit obligation of these supplemental plans was approximately $20 million. Effective December 1, 1994, PMDC has a non-qualified retirement plan for its corporate officers. The cost of the plan was immaterial in 1996.

	The components of PP&L's net periodic pension cost for the three plans were (millions of dollars):


                                        1996         1995         1994

Service cost-benefits earned
  during the period                     $ 32         $ 27         $ 33
Interest cost                             61           58           51
Actual return on plan assets            (146)        (241)          29
Net amortization and deferral             68          167          (96)

Net periodic pension cost               $ 15         $ 11         $ 17


	The net periodic pension cost charged to operating expenses was $9 million in 1996, $6 million in 1995 and $10 million in 1994. The balance was charged to construction and other accounts. The funded status of PP&L's Plan was (millions of dollars):



                                                      December 31
                                                   1996         1995

Fair value of plan assets                         $1,187      $1,086
Actuarial present value of benefit obligations:
  Vested benefits                                    695         673
  Nonvested benefits                                               2
    Accumulated benefit obligation                   695         675
  Effect of projected future compensation            191         194
    Projected benefit obligation                     886         869
Plan assets in excess of projected
  benefit obligation                                 301         217
Unrecognized transition assets (being
  amortized over 23 years)                           (59)        (63)
Unrecognized prior service cost                       55          59
Unrecognized net gain                               (495)       (394)

Accrued expense                                    $(198)      $(181)


	The weighted average discount rate used in determining the actuarial present value of projected benefit obligations was 7.0% and 6.75% on December 31, 1996 and 1995, respectively. The rate of increase in future compensation used in determining the actuarial present value of projected benefit obligations was 5.0% on December 31, 1996 and 1995. The assumed long-term rates of return on assets used in determining pension cost in 1996 and 1995 was 8.0%. Plan assets consist primarily of common stocks, government and corporate bonds and temporary cash investments.

	PP&L's subsidiaries formerly engaged in coal mining have a noncontributory defined benefit pension plan covering substantially all non-bargaining unit, full-time employees, which is fully funded, primarily by group annuity contracts with insurance companies. This plan was amended to freeze benefit increases effective June 1996. In addition, the companies are liable under federal and state laws to pay black lung benefits to claimants and dependents with respect to approved claims, and are members of a trust which was established to facilitate payment of such liabilities. Such costs were not material in 1996, 1995 and 1994.

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

	Dollar limits have been established for the amount PP&L will contribute annually toward the cost of retiree health care for employees retiring after March 1993.

	In accordance with a PUC order, PP&L had deferred from January 1, 1993 through 1994, the PUC-jurisdictional accrued cost of retiree health and life insurance benefits recorded pursuant to SFAS 106, "Employers' Accounting For Postretirement Benefits Other Than Pensions" in excess of actual claims paid pending recovery of the increased cost in retail rates. As a result of a decision of the Commonwealth Court, in 1994 PP&L started to expense the increased costs applicable to operations that were previously being deferred and wrote off such costs deferred in 1993.

	The PUC Decision in 1995 permitted recovery of the PUC-jurisdictional amount of retiree health care costs resulting from the adoption of SFAS 106. In addition, the PUC Decision permitted PP&L to recover, over a period of about 17 years, the amount of SFAS 106 costs that would have been deferred from January 1, 1993 through September 30, 1995, pursuant to a PUC order but for a Commonwealth Court decision that PP&L could not recover these deferred costs. As a result of the PUC Decision, which provided for recovery of $27 million of previously expensed SFAS 106 costs, PP&L recorded a $16 million after-tax credit to income in the third quarter of 1995.

	In December 1993, PP&L established a separate VEBA for each of the four health and welfare benefit plans for retirees. After making initial contributions, additional funding of the trusts was deferred pending resolution of PP&L's ability to recover the costs of the plans in rates. Continued funding of these trusts is subject to the resolution of the OCA appeal of the PUC Decision. See Note 3.

	The following table sets forth the plan's combined funded status reconciled with the amount shown on PP&L Resources' Consolidated Balance Sheet as of December 31 (millions of dollars):

                                                       1996       1995
Accumulated postretirement benefit obligation:
  Retirees                                             $123       $128
  Fully eligible active plan participants                19         18
  Other active plan participants                         85         79
                                                        227        225
Plan assets at fair value, primarily
  temporary cash investments                             31         29
Accumulated postretirement benefit obligation
  in excess of plan assets                              196        196
Unrecognized prior service costs                         (5)        (5)
Unrecognized net loss                                   (12)       (19)
Unrecognized transition obligation (being
  amortized over 20 years)                             (139)      (148)

Accrued postretirement benefit cost                   $  40       $ 24

	The net periodic postretirement benefit cost included the following components (millions of dollars):



                                         1996          1995        1994

Service cost - benefits attributed
  to service during the period          $   4          $  4        $  4
Interest cost on accumulated
  postretirement benefit obligation        15            15          14
Actual return on plan assets               (1)           (2)
Net amortization and deferral               9             9           8

Net periodic postretirement
  benefit cost                          $  27           $26         $26


	Retiree health and benefits costs charged to operating expenses were approximately $20 million in 1996, a net credit of approximately $17 million in 1995 (reflecting both a $32 million credit due to the PUC Decision and costs applicable to contractual agreements with other major utilities), and $27 million in 1994 (which includes $11 million of retiree health and benefits costs previously deferred in 1993). Costs in excess of the amount charged to expense were charged to construction and other accounts.

	For measurement purposes, an 8% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1997; the rate was assumed to decrease gradually to 6% by 2006 and remain at that level thereafter. Increasing the assumed health care cost trend rates by 1% in each year would increase the accumulated postretirement benefit obligation as of December 31, 1996, by about $11 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by about $1 million.

	In determining the accumulated postretirement benefit obligation, the weighted average discount rate used was 7.0% and 6.75% on December 31, 1996 and 1995, respectively. The trusts that are holding the plan assets, except for retiree health care benefits to certain management employees, are tax-exempt. The expected long-term rate of return on plan assets for the tax-exempt trusts was 6.5% on December 31, 1996 and 1995.

	In 1992, as a result of the Energy Act, PP&L and its subsidiaries formerly engaged in coal mining accrued an additional liability for the cost of health care of retired miners previously employed by them. The liability, based on the present value of future benefits, was estimated at $54 million as of December 1996 and 1995.

Postemployment Benefits

	PP&L provides health and life insurance benefits to disabled employees and income benefits to eligible spouses of deceased employees. Postemployment benefits charged to operating expenses were not material.


11.  Workforce Reductions

	PP&L continued its efforts to reduce costs in 1996. An employment decline of approximately 100 management employees occurred through job displacements, rather than from the type of major initiatives in workforce reductions that took place in 1994 and 1995. In anticipation of planned further workforce reductions in 1997 and to accrue for enhanced pension benefits for employees displaced in 1996, PP&L recorded costs of $5 million after-tax, or 3 cents per share of common stock. During 1995, PP&L offered a voluntary severance program to employees who are members of the IBEW Local 1600 and continued re-engineering efforts that reduced the management workforce. Total employment declined in 1995 by approximately 225 due to these two initiatives. The costs of the workforce reductions in 1995 amounted to about $19 million after-tax, or 11 cents per share of common stock.

	During 1994, PP&L offered a voluntary early retirement program to 851 employees who were age 55 or older by December 31, 1994. A total of 640 employees elected to retire under the program, at a total cost of $76 million. PP&L recorded the cost of the program as a charge against income in the fourth quarter of 1994, which reduced net income by $43 million, or 28 cents per share of common stock. As a result of the PUC Decision, which permitted recovery of the PUC-jurisdictional amount through customer rates, PP&L recorded in 1995 a $38 million after-tax credit to expense, or 24 cents per share of common stock, to reverse the charge for this program that was recorded in 1994. PP&L estimates annual savings of $35 million from this program, which were included in the PUC Decision.


12.  Jointly Owned Facilities

	At December 31, 1996, PP&L or its subsidiary owned undivided interests in the following facilities (millions of dollars):

                                                                 Merrill
                                -----Generating Stations------    Creek
                              Susquehanna  Keystone  Conemaugh  Reservoir
Ownership interest                90.00%     12.34%    11.39%      8.37%
Electric utility plant in
  service                        $4,060        $66       $102
Other property                                                      $22
Accumulated depreciation          1,000         35         37         8
Construction work in progress        55          1          1


	Each participant in these facilities provides its own financing. PP&L receives a portion of the total output of the generating stations equal to its percentage ownership. PP&L's share of fuel and other operating costs associated with the stations is reflected on the PP&L Consolidated Statement of Income. The Merrill Creek Reservoir provides water during periods of low river flow to replace water from the Delaware River used by PP&L and other utilities in the production of electricity.


13.  Subsidiary Coal Reserves

	In connection with a review by PP&L of its non-core business assets performed in 1994, a subsidiary of PP&L initiated an evaluation of the carrying value of its $84 million investment in undeveloped coal reserves in western Pennsylvania. Outside appraisal firms completed the evaluation and indicated that due to changing market conditions an impairment had occurred. Accordingly, the carrying value of this investment was written down to its estimated net realizable value of $10 million, resulting in a $74 million pre-tax charge to income. This write down resulted in an after-tax charge to income of $40 million in 1994.

	These reserves were acquired in 1974 with the intention of supplying future coal-fired generating stations. PP&L concluded that it would not develop these reserves. In November 1995, the coal reserves were sold for $52 million, which resulted in a $42 million gain, or $20 million after-tax.


14.  Commitments and Contingent Liabilities

Construction Expenditures

	PP&L's construction expenditures for the period 1997-2001 are estimated to aggregate $1.2 billion, including AFUDC. For discussion pertaining to construction expenditures, see Review of Financial Condition and Results of Operations under the caption "Financial Condition -- Capital Expenditure Requirements" on page 32.

Nuclear Insurance

	PP&L is a member of certain insurance programs which provide coverage for property damage to members' nuclear generating stations. Facilities at the Susquehanna station are insured against property damage losses up to $2.75 billion under these programs. PP&L is also a member of an insurance program which provides insurance coverage for the cost of replacement power during prolonged outages of nuclear units caused by certain specified conditions. Under the property and replacement power insurance programs, PP&L could be assessed retroactive premiums in the event of the insurers' adverse loss experience. The maximum amount PP&L could be assessed under these programs at December 31, 1996 was about $35 million.

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

Environmental Matters

	Air

	The Clean Air Act deals, in part, with acid rain, attainment of federal ambient ozone standards and toxic air emissions. PP&L has complied with the Phase I acid rain provisions, required to be implemented by 1995, by installing continuous emission monitors on all units, burning lower sulfur coal and installing low nitrogen oxide burners on certain units. To comply with the year 2000 acid rain provisions, PP&L plans to purchase lower sulfur coal and use banked or purchased emission allowances instead of installing FGD on its wholly-owned units.

	PP&L has met the initial ambient ozone requirements identified in Title I of the Clean Air Act by reducing nitrogen oxide emissions by 40% through the use of low nitrogen oxide burners. Further seasonal (i.e., 5 month) nitrogen oxide reductions to 55% and 75% of pre-Clean Air Act levels for 1999 and 2003, respectively, are specified under the Northeast Ozone Transport Region's Memorandum of Understanding.

	The Clean Air Act requires EPA to study the health effects of hazardous air emissions from power plants and other sources. In this regard, in November 1996 the EPA proposed new national standards for ambient levels of ground-level ozone and fine particulates. The new standards, if implemented, may result in EPA mandating additional NOx and SO2 reductions from utility boilers in the 2005-2010 timeframe. NOx reductions to meet the new ozone standard are likely to be in the range of the 75% seasonal NOx reductions that already are required for PP&L under the Memorandum of Understanding in 2003 and beyond. However, to meet the new fine particulate standards, EPA may mandate additional SO2 reductions significantly greater than those now planned for the acid rain program and extend the NOx reductions required by the Memorandum of Understanding from seasonal to year-round.

	Expenditures to meet the year 1999 Memorandum of Understanding requirements are included in the table of projected construction expenditures in the Review of the Financial Condition and Results of Operations under the caption "Financial Condition - Capital Expenditure Requirements". PP&L currently estimates that additional capital expenditures and operating costs for environmental compliance under the Clean Air Act will be incurred beyond 2001 in amounts which are not now determinable but could be material.

	Water and Residual Waste

	DEP residual waste regulations require PP&L to obtain permits for existing ash basins at all of its coal-fired generating stations as disposal facilities. Ash basins that cannot be permitted are required to close by July 1997. Any groundwater contamination caused by the basins must also be addressed. Any new ash disposal facility must meet the rigid siting and design standards set forth in the regulations.

	To address the DEP regulations, PP&L is moving forward with plans to install dry fly ash handling systems at its power stations.
	Groundwater degradation related to fuel oil leakage from underground facilities and seepage from coal refuse disposal areas and coal storage piles has been identified at several PP&L generating stations. Remedial
work is substantially completed at two generating stations.   At this
time, there is no indication that remedial work will be required at other PP&L generating stations.
	The current Montour station NPDES permit and proposed Holtwood station NPDES permit contain stringent limits for certain toxic metals and increased monitoring requirements. Depending on the results of toxic reduction studies in progress, additional water treatment facilities may be needed at these stations.
	Capital expenditures through the year 2001 to comply with the residual waste regulations, correct groundwater degradation at fossil-fueled generating stations, and address waste water control at PP&L facilities are included in the table of construction expenditures in the Review of the Financial Condition and Results of Operations under the caption "Financial Condition - Capital Expenditure Requirements". PP&L currently estimates that $12 million of additional capital expenditures may be required in the next four years and $67 million of additional capital expenditures could be required beyond the year 2001. Actions taken to correct groundwater degradation, to comply with the DEP's regulations and to address waste water control are also expected to result in increased operating costs in amounts which are not now determinable but could be material.
	Superfund and Other Remediation
	PP&L has signed a consent order with the DEP to address a number of sites where PP&L may be liable for remediation of contamination. This may include potential PCB contamination at certain PP&L substations and pole sites; potential contamination at a number of coal gas manufacturing facilities formerly owned and operated by PP&L; and oil or other contamination which may exist at some of PP&L's former generating facilities.
	At December 31, 1996, PP&L had accrued $10 million, representing the amount PP&L can reasonably estimate it will have to spend to remediate sites involving the removal of hazardous or toxic substances including those covered by the consent order mentioned above. Future cleanup or remediation work at sites currently under review, or at sites not currently identified, may result in material additional operating costs which PP&L cannot estimate at this time. In addition, certain federal and state statutes, including Superfund and the Pennsylvania Hazardous
Sites Cleanup Act, empower certain governmental agencies, such as the EPA and the DEP, to seek compensation from the responsible parties for the lost value of damaged natural resources. The EPA and the DEP may file such compensation claims against the parties, including PP&L, held responsible for cleanup of such sites. Such natural resource damage claims against PP&L could result in material additional liabilities.
	Other Environmental Matters
	In addition to the issues discussed above, PP&L may be required to modify, replace or cease operating certain facilities to comply with other statutes, regulations and actions by regulatory bodies or courts involving environmental matters, including the areas of water and air quality, hazardous and solid waste handling and disposal, toxic substances and electric and magnetic fields. In this regard, PP&L also may incur capital expenditures, operating expenses and other costs in amounts which are not now determinable, but may be material.

Loan Guarantees of Affiliated Companies
	PMDC has provided a parental guarantee of a subsidiary's pro rata share of the outstanding portion of certain debt issuances of an investee. At December 31, 1996, $11 million of such loans were guaranteed by PMDC. During 1997, PMDC will guarantee another $8 million in connection with additional borrowings in 1997.
	In addition, Spectrum has a $1 million line of credit, which is guaranteed by PP&L Resources.
Source of Labor Supply
	At December 31, 1996, PP&L had a total of approximately 6,428 full-time employees. Approximately 65 percent of these full-time employees are represented by the IBEW. The existing three-year agreement with the IBEW will expire in May 1997.

SELECTED FINANCIAL AND OPERATING DATA
                                                    1996         1995          1994          1993        1992
PP&L RESOURCES, INC.
Income Items -- millions
  Operating revenues ................                $2,910       $2,752        $2,725        $2,727      $2,744
  Operating income...............................       556          574           501           563         573
  Net Income (e).................................       329          323 (d)       216 (d)       314         306
Balance Sheet Items -- millions (a)
  Property, plant and equipment, net.                 6,960        6,970         7,195         7,146       7,020
  Total assets...................................     9,636        9,492         9,372         9,454       8,192
  Long-term debt.................................     2,832        2,859         2,941         2,663       2,627
  Preferred and preference stock
  With sinking fund
     requirements................................       295          295           295           335         326
  Without sinking fund
     requirements................................       171          171           171           171         224
  Common equity..................................     2,745        2,597         2,454         2,426       2,367
  Short-term debt................................       144           89            74           202         159
  Total capital provided
   by investors..................................     6,187        6,011         5,936         5,797       5,703
  Capital lease obligations .....................       247          220           225           249         251
Financial Ratios
  Return on average common
   equity -- % ......................                 12.30        12.81          8.73         13.06       13.11
  Embedded cost rates (a)
    Long-term debt -- %..........................      7.89         7.95          8.07          8.63        9.36
  Preferred and preference
     stock -- %..................................      6.09         6.09          6.07          6.30        7.36
  Times interest earned before
    income taxes.................................      3.55         3.56          2.73          3.33        3.18
  Ratio of earnings to fixed charges
    -- total enterprise basis (b)................      3.45         3.47          2.70          3.31        3.15
  Ratio of earnings to fixed charges
      and dividends on preferred and
      preference stock
     --total enterprise basis (b)................      2.90         2.91          2.27          2.71        2.53
Common Stock Data
  Number of shares outstanding
  -- thousands
    Year-end.....................................   162,665      159,403       155,482       152,132     151,885
    Average......................................   161,060      157,649       153,458       151,904     151,676
  Number of shareowners (a)......................   123,290      128,075       132,632       130,677     129,394
  Earnings per share ............................     $2.05        $2.05 (d)     $1.41 (d)     $2.07       $2.02
  Dividends declared per share...................     $1.67        $1.67         $1.67         $1.65       $1.60
  Book value per share (a).......................    $16.87       $16.29        $15.79        $15.95      $15.58
  Market price per share (a).....................       $23          $25           $19           $27    $27-1/4
  Dividend payout rate -- %......................        82           82           119            80          79
  Dividend yield -- % (c)........................      7.26         6.68          8.79          6.11        5.87
  Price earnings ratio (c).......................     11.22        12.20         13.48         13.04       13.49



(a) At year-end
(b) Computed using earnings and fixed charges of
    PP&L Resources and its subsidiaries.  Fixed charges
    consist of interest on short-and long-term debt,
    other interest charges, interest on capital lease
    obligations and the estimated interest component
    of other rentals.
(c) Based on year-end market prices.
(d) 1995 and 1994 earnings were affected by several
    one-time adjustments.   See Financial Notes 3,
    11, and 13.
(e) Prior years restated to reflect formation of
    the holding company.

SELECTED FINANCIAL AND OPERATING DATA

                                                              1996          1995            1994            1993          1992
Pennsylvania Power & Light Company
Income Items -- millions
  Operating revenues ......................                     $2,910        $2,752          $2,725          $2,727        $2,744
  Operating income........................................         556           574             501             563           573
  Earnings available to PP&L
    Resources, Inc. (d)...................................         329           324 (c)         215 (c)         314           306
Balance Sheet Items -- millions (a)
  Property, plant and equipment, net.......                      6,960         6,970           7,195           7,146         7,020
  Total assets............................................       9,371         9,424           9,321           9,454         8,192
  Long-term debt..........................................       2,832         2,859           2,941           2,663         2,627
  Preferred and preference stock
    With sinking fund requirements........................         295           295             295             335           326
    Without sinking fund requirements.....................         171           171             171             171           224
  Common equity...........................................       2,617         2,528           2,404           2,426         2,367
  Short-term debt.........................................          10            89              74             202           159
  Total capital provided by investors.....................       5,925         5,942           5,885           5,797         5,703
  Capital lease obligations ..............................         247           220             225             249           251
Financial Ratios
  Return on average common equity -- % ....                      12.95         13.10            8.83           13.06         13.11
  Embedded cost rates (a)
    Long-term debt -- %...................................        7.89          7.95            8.07            8.63          9.36
    Preferred and preference stock -- %...................        6.09          6.09            6.07            6.30          7.36
  Times interest earned before......................................
    income taxes..........................................        3.62          3.58            2.73            3.33          3.18
  Ratio of earnings to fixed charges --
    total enterprise basis (b)............................        3.50          3.48            2.70            3.31          3.15
  Ratio of earnings to fixed charges and
     dividends on preferred and preference
     stock--total enterprise basis (b)....................        2.93          2.92            2.26            2.71          2.53
Revenue Data
   Average price per kwh billed for system
      sales - cents.......................................        7.22          7.10            7.14            7.27          7.39
Sales Data
  Customers(a).............................                  1,236,294     1,226,089       1,213,023       1,203,139     1,186,682
  Electric energy sales billed --
   millions of kwh
    Residential ..........................................      11,849        11,300          11,444          11,043        10,604
    Commercial ...........................................      10,288         9,948           9,716           9,373         9,039
    Industrial ...........................................      10,016         9,845           9,536           9,100         8,746
    Other ................................................       1,638         1,578           1,618           1,534         1,366
      System sales .......................................      33,791        32,671          32,314          31,050        29,755
    Contractual sales to other
      major utilities ....................................      11,519         7,676           6,307           7,142         7,327
    PJM energy sales .....................................       1,338         2,358           3,158           4,142         5,160
      Total electric energy sales billed .................      46,648        42,705          41,779          42,334        42,242

Number of Full-Time Employees (a).........................       6,428         6,661           7,431           7,677         7,882


(a) At year-end
(b) Computed using earnings and fixed charges of PP&L and its subsidiaries. Fixed charges consist of interest on short- and long-term debt, other interest charges, interest on capital lease obligations and the estimated interest component of other rentals.
(c) 1995 and 1994 earnings were affected by several one-time adjustments.
    See Financial Notes 3, 11, and 13.
(d) Prior years restated to reflect formation of the holding company.

                      SHAREOWNER AND INVESTOR INFORMATION


Annual Meetings: The annual meetings of shareowners of PP&L Resources and PP&L are held each year on the fourth Wednesday of April. The 1997 annual meetings will be held on Wednesday, April 23, 1997, at Lehigh University's Stabler Arena, at the Goodman Campus Complex located in Lower Saucon Township, outside Bethlehem, PA.

Proxy Material: A proxy statement and notice of PP&L Resources' and PP&L's annual meetings are mailed to all shareowners of record as of February 28, 1997.

Dividends: The 1997 dates for consideration of the declaration of dividends by the board of directors or its finance committee are February 26, May 28, August 27 and November 26. Subject to the declaration, dividends are paid on the first day of April, July, October and January. Dividend checks are mailed in advance of those dates with the intention that they arrive as close as possible to the payment dates. The 1997 record dates for dividends are expected to be the 10th day of March, June, September and December.

Direct Deposit of Dividends: Shareowners may choose to have their dividend checks deposited directly into their checking or savings account.
Quarterly dividend payments are electronically credited on the dividend date, or the first business day thereafter.

Dividend Reinvestment Plan: Shareowners may choose to have dividends on their PP&L Resources common stock or PP&L preferred stock reinvested in PP&L Resources common stock instead of receiving the dividend by check.

Certificate Safekeeping: Shareowners participating in the Dividend Reinvestment Plan may choose to have their common stock certificates forwarded to PP&L for safekeeping.

Lost Dividend or Interest Checks: Dividend or interest checks lost by investors, or those that may be lost in the mail, will be replaced if the check has not been located by the 10th business day following the payment date.

Transfer of Stock or Bonds: Stock or bonds may be transferred from one name to another or to a new account in the name of another person. Please contact Investor Services regarding transfer instructions.

Bondholder Information: Much of the information and many of the procedures detailed here for shareowners also apply to bondholders. Questions related to bondholder accounts should be directed to Investor Services.

Lost Stock or Bond Certificates: Please contact Investor Services for an explanation of the procedure to replace lost stock or bond certificates.

Publications: Several publications are prepared each year and sent to all investors of record and to others who request their names be placed on our mailing list. If your stock is held in street name and you wish to receive company information on a more timely basis, write, call or E-mail Investor Services at the addresses or number listed below. We will add your name to our direct mailing list.

PP&L Resources
Summary Annual Report -- published and mailed in mid-March to all shareowners of record.

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

Duplicate Mailings: The summary annual report and other investor publications are mailed to each investor account. If you have more than one account, or if there is more than one investor in your household, you may contact Investor Services to request that only one publication be delivered to your address. Please provide account numbers for all duplicate mailings.

Investor Services: For any questions you have or additional information you require about PP&L Resources and its subsidiaries, please call the toll-free number listed below, or write to:

          George I. Kline
          Manager-Investor Services
          Pennsylvania Power & Light Co.
          Two North Ninth Street
          Allentown, PA   18101

Toll-Free Phone Number: For information regarding your investor account, or other inquiries, call toll-free: 1-800-345-3085.

Internet Access: For updated information throughout the year, check out our home page at http://www.papl.com. You may also contact Investor Services via E-mail at invserv@papl.com.

Security Analyst and Institutional
Investor Inquiries: Members of the financial community seeking additional information may contact:

          Timothy J. Paukovits
          Investor Relations Manager
          Phone:  (610) 774-4124
          Fax: (610) 774-5106
          E-mail: tjpaukovits@papl.com



Listed Securities:                     Fiscal Agents:
New York Stock Exchange                Stock Transfer Agents and Registrars
PP&L Resources, Inc.:                    Norwest Bank Minnesota, N.A.
Common Stock (Code:  PPL)                Shareowner Services
                                         161 North Concord Exchange
Pennsylvania Power & Light Co.:          South St. Paul, MN  55075
4-1/2% Preferred Stock
  (Code:  PPLPRB)                        Pennsylvania Power & Light Co.
4.40% Series Preferred Stock             Investor Services Department
  (Code:  PPLPRA)
                                       Dividend Disbursing Office and
                                       Dividend Reinvestment Plan Agent
Philadelphia Stock Exchange              Pennsylvania Power & Light Co.
PP&L Resources, Inc.:                    Investor Services Department
Common Stock
                                       Mortgage Bond Trustee
                                         Bankers Trust Co.
Pennsylvania Power & Light Co.:          Attn:  Security Transfer Unit
4-1/2% Preferred Stock                   P.O. Box 291569
3.35% Series Preferred Stock             Nashville, TN  37229
4.40% Series Preferred Stock
4.60% Series Preferred Stock           Bond Interest Paying Agent
                                         Pennsylvania Power & Light Co.
                                         Investor Services Department

QUARTERLY FINANCIAL, COMMON STOCK PRICE AND DIVIDEND DATA (Unaudited)
PP&L Resources, Inc. and Subsidiaries
(Millions of Dollars, except per share data)
                                                          For the Quarters Ended (a)
                                              March 31    June 30    Sept. 30   Dec. 31
                     1996
Operating revenues......................           $789       $669       $715       $737
Operating income..............................      176        120        136        124
Net income....................................      116         61         79         73
Earnings per common share (b).................     0.73       0.38       0.49       0.45
Dividends declared per common share (c).......   0.4175     0.4175     0.4175     0.4175
Price per common share
  High........................................   26         24 1/2     24         24 1/2
  Low.........................................   23 1/2     22         21 5/8     21 7/8

                     1995
Operating revenues......................           $728       $609       $682       $733
Operating income..............................      162        104        179        129
Net income....................................      101         45         87         90
Earnings per common share (b).................     0.65       0.28       0.55       0.56
Dividends declared per common share (c).......   0.4175     0.4175     0.4175     0.4175
Price per common share
  High........................................   20 7/8     19 7/8     23 1/2     26 1/2
  Low.........................................   19 1/8     17 7/8     18 5/8     21 5/8

(a) PP&L's electric utility business is seasonal in nature with peak sales periods generally occurring in the winter months. In addition earnings in several quarters were affected by several one-time adjustments. Accordingly, comparisons among quarters of a year may not be indicative of overall trends and changes in operations.
(b) The sum of the quarterly amounts may not equal annual earnings per share due to changes in the number of common shares outstanding during the year or rounding.
(c) PP&L Resources has paid quarterly cash dividends on its common stock in every year since 1946. The dividends paid per share in 1996 and 1995 were $1.67. The most recent regular quarterly dividend paid by PP&L Resources was 41.75 cents per share
     (equivalent to $1.67 per annum) paid January 1, 1997. Future dividends will be dependent upon future earnings, financial requirements and other factors.

QUARTERLY FINANCIAL DATA (Unaudited)
Pennsylvania Power & Light Company and Subsidiaries
(Millions of Dollars)
                                                      For the Quarters Ended (a)
                                          March 31    June 30    Sept. 30   Dec. 31
                   1996
Operating revenues..................           $789       $669       $715      $737
Operating income..........................      176        120        136       124
Net income ...............................      125         69         86        77
Earnings available to PP&L Resources......      118         62         79        70


                   1995
Operating revenues..................           $728       $609       $682      $733
Operating income..........................      162        104        179       129
Net income ...............................      108         52         95        97
Earnings available to PP&L Resources......      101         45         88        90


(a) PP&L's electric utility business is seasonal in nature with peak sales periods generally occurring in the winter months. Accordingly, comparisons among quarters of a year may not be indicative of overall trends and changes in operations.

PP&L Resources, Inc.
Pennsylvania Power & Light Company

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                       Column A                         Column B           Column C    Column D     Column E
                                                                                      Deductions
                                                                                         from
                                                        Balance            Additions  Reserves -
                                                           at                Charges   Losses or   Balance at
                                                       Beginning   Charged  to Other   Expenses      End of
                      Description                      of Period  to Income Accounts  Applicable     Period

(Millions of Dollars)
Year Ended December 31, 1996

Reserves deducted from assets in
  the Balance Sheet
    Uncollectible accounts ............................      $35       $20                   $30          $25
    Obsolete inventory - Materials and supplies........       15                              15            0

Year Ended December 31, 1995

Reserves deducted from assets in
  the Balance Sheet
    Uncollectible accounts ............................       29        25                    19           35
    Obsolete inventory - Materials and supplies........        0        15                                 15

Year Ended December 31, 1994

Reserves deducted from assets in
  the Balance Sheet
    Uncollectible accounts ............................       29        17                    17           29
    Obsolete inventory - Materials and supplies........        0                                            0





                         PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

	Information for this item concerning directors of PP&L Resources will be set forth in the sections entitled
"Nominees for Directors" and "Directors Continuing in
Office" in PP&L Resources' 1997 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 1996, and which information is incorporated herein by reference. Information required by this item concerning the executive officers of PP&L Resources is set forth on page 19 through 20 of this report.

	Information for this item concerning directors of PP&L will be set forth in the sections entitled "Nominees for Directors" and "Directors Continuing in Office" in PP&L's
1997 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 1996, and which information is incorporated herein by reference. Information required by this item concerning the executive officers of PP&L is set forth on page 19 through 20 of this report.


             ITEM 11. EXECUTIVE COMPENSATION

	Information for this item for PP&L Resources will be set forth in the sections entitled "Compensation of Directors," "Summary Compensation Table" and "Retirement Plans for Executive Officers" in PP&L Resources' 1997 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 1996, and which information is incorporated herein by reference.

	Information for this item for PP&L will be set forth in the sections entitled "Compensation of Directors," "Summary Compensation Table" and "Retirement Plans for Executive Officers" in PP&L's 1997 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 1996, and which information is incorporated herein by reference.


           ITEM 12. SECURITY OWNERSHIP OF CERTAIN
              BENEFICIAL OWNERS AND MANAGEMENT


	Information for this item for PP&L Resources will be set forth in the section entitled "Stock Ownership" in PP&L Resources' 1997 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 1996, and which information is incorporated herein by reference.

	Information for this item for PP&L will be set forth in the section entitled "Stock Ownership" in PP&L's 1997 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 1996, and which information is incorporated herein by refer-ence.


   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


	None.

                                 PART IV

                  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT
                     SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     1.  Financial Statements - included in response to Item 8.

         PP&L Resources, Inc.
           Report of Independent Accountants
           Independent Auditors' Report
           Consolidated Statement of Income for the Three
             Years Ended December 31, 1996
           Consolidated Statement of Cash Flows for
             the Three Years Ended December 31, 1996
           Consolidated Balance Sheet at December 31, 1996
             and 1995
           Consolidated Statement of Shareowners' Common Equity
             for the Three Years Ended December 31, 1996
           Consolidated Statement of Preferred Stock at
             December 31, 1996 and 1995
           Consolidated Statement of Long-Term Debt at
             December 31, 1996 and 1995
           Notes to Financial Statements

         Pennsylvania Power & Light Company
           Report of Independent Accountants
           Independent Auditors' Report
           Consolidated Statement of Income for the Three
             Years Ended December 31, 1996
           Consolidated Statement of Cash Flows for
             the Three Years Ended December 31, 1996
           Consolidated Balance Sheet at December 31, 1996
             and 1995
           Consolidated Statement of Shareowners' Common Equity
             for the Three Years Ended December 31, 1996
           Consolidated Statement of Preferred Stock at
             December 31, 1996 and 1995
           Consolidated Statement of Long-Term Debt at
             December 31, 1996 and 1995
           Notes to Financial Statements


     2.  Supplementary Data and Supplemental Financial Statement
         Schedule - included in response to Item 8.

         Schedule II - Valuation and Qualifying Accounts and
                         Reserves for the Three Years Ended
                         December 31, 1996

         All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

     3.  Exhibits

           Exhibit Index on page 92.

(b)  Reports on Form 8-K:

	The following Reports on Form 8-K were filed during the three months ended December 31, 1996:

	Report dated December 6, 1996 and
	Amended on December 9, 1996

	Item 5.  Other Events

	Information regarding major provisions in the Pennsylvania legislation enacted to restructure the electric utility industry in order to create retail access to a competitive market for the generation of electricity.

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

                                    PP&L Resources, Inc.
                                        (Registrant)

                              Pennsylvania Power & Light Company
                                        (Registrant)


By /s/ William F. Hecht
William F. Hecht - Chairman, President
                   and Chief Executive
                   Officer (PP&L Resources,
                   Inc. and Pennsylvania
                   Power & Light Company)

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                                                        TITLE
By   /s/ William F. Hecht                       Principal Executive
William F. Hecht - Chairman, President            Officer and Director
                   and Chief Executive
                   Officer (PP&L Resources,
                   Inc. and Pennsylvania
                   Power & Light Company)


By   /s/ R. E. Hill                             Principal Financial
R. E. Hill - Senior Vice President-               Officer
               Financial (PP&L
               Resources, Inc. and
               Pennsylvania Power &
               Light Company)


By   /s/ J. J. McCabe                           Chief Accounting
J. J. McCabe - Vice President and                 Officer
                 Controller(PP&L Resources,
                 Inc. and Pennsylvania Power
                 & Light Company)

E. Allen Deaver      Stuart Heydt
William J. Flood     Clifford L. Jones
Elmer D. Gates       Ruth Leventhal
Derek C. Hathaway    Francis A. Long            Directors
                     Norman Robertson




By  /s/ William F. Hecht
William F. Hecht, Attorney-in-fact                 Date: February 28, 1997

                          EXHIBIT INDEX


	The following Exhibits indicated by an asterisk preceding the Exhibit number are filed herewith. The balance of the Exhibits have heretofore been filed with the Commission and pursuant to Rule 12(b)-32 are incorporated herein by reference. Exhibits indicated by a # are filed or listed pursuant to Item 601(b)(10)(iii) of Regulation S-K.


	3(a)-1	-	Articles of Incorporation of Resources
(Exhibit B to Proxy Statement of PP&L and
Prospectus of Resources, dated March 9,
1995)

	3(a)-2	-	Restated Articles of Incorporation of PP&L
(Exhibit A to Proxy Statement of PP&L and
Prospectus of Resources, dated March 9,
1995)

	3(b)-1	-	By-laws of Resources (Exhibit 3.2 to
Registration Statement No. 33-57949)

	3(b)-2	-	By-laws of PP&L (Exhibit 3(ii) to PP&L's
Form 10-K Report (File No. 1-905) for the year ended December 31, 1993)

	4(a)-1	-	Amended and Restated Employee Stock
Ownership Plan, dated October 26, 1988
(Exhibit 4(b) to PP&L's Form 10-K Report
(File No. 1-905) for the year ended
December 31, 1988)

	4(a)-2	-	Amendment No. 1 to said Employee Stock
Ownership Plan, effective January 1, 1989
(Exhibit 4(b)-2 to PP&L's Form 10-K Report
(File No. 1-905) for the year ended
December 31, 1989)

	4(a)-3	-	Amendment No. 2 to said Employee Stock
Ownership Plan, effective January 1, 1990
(Exhibit 4(b)-3 to PP&L's Form 10-K Report
(File No. 1-905) for the year ended
December 31, 1989)



	4(a)-4	-	Amendment No. 3 to said Employee Stock
Ownership Plan, effective January 1, 1991
(Exhibit 4(b)-4 to PP&L's Form 10-K Report
(File No. 1-905) for the year ended
December 31, 1990)

	4(a)-5	-	Amendment No. 4 to said Employee Stock
Ownership Plan, effective January 1, 1991
(Exhibit 4(a)-5 to PP&L's Form 10-K Report
(File No. 1-905) for the year ended
December 31, 1991)

	4(a)-6	-	Amendment No. 5 to said Employee Stock
Ownership Plan, effective October 23, 1991
(Exhibit 4(a)-6 to PP&L's Form 10-K Report
(File No. 1-905) for the year ended
December 31, 1991)

	4(a)-7	-	Amendment No. 6 to said Employee Stock
Ownership Plan, effective January 1, 1990 and January 1, 1992 (Exhibit 4(a)-7 to
PP&L's Form 10-K Report (File No. 1-905)
for the year ended December 31, 1991)

	4(a)-8	-	Amendment No. 7 to said Employee Stock
Ownership Plan, effective January 1, 1992
(Exhibit 4(a)-8 to PP&L's Form 10-K Report
(File No. 1-905) for the year ended
December 31, 1991)

	4(a)-9	-	Amendment No. 8 to said Employee Stock
Ownership Plan, effective July 1, 1992
(Exhibit 4(a)-9 to PP&L's Form 10-K Report
(File No. 1-905) for the year ended
December 31, 1992)

	4(a)-10	-	Amendment No. 9 to said Employee Stock
Ownership Plan, effective January 1, 1993
(Exhibit 4(a)-10 to PP&L's Form 10-K Report
(File No. 1-905) for the year ended
December 31, 1992)

	4(a)-11	-	Amendment No. 10 to said Employee Stock
Ownership Plan, effective January 1, 1993
(Exhibit 4(a)-11 to PP&L's Form 10-K Report
(File No. 1-905) for the year ended
December 31, 1993)



	4(a)-12	-	Amendment No. 11 to said Employee Stock
Ownership Plan, effective January 1, 1994
(Exhibit 4(a)-12 to PP&L's Form 10-K Report
(File No. 1-905) for the year ended
December 31, 1994)

	4(a)-13	-	Amendment No. 12 to said Employee Stock
Ownership Plan, effective January 1, 1994
(Exhibit 4(a)-13 to PP&L's Form 10-K Report
(File No. 1-905) for the year ended
December 31, 1994)

	4(a)-14	-	Amendment No. 13 to said Employee Stock
Ownership Plan, effective April 27, 1995
(Exhibit 4(a)-14 to PP&L's Form 10-K Report
(File No. 1-905) for the year ended
December 31, 1995)

	4(a)-15	-	Amendment No. 14 to said Employee Stock
Ownership Plan, effective January 1, 1989 and January 1, 1995 (Exhibit 4(a)-14 to
PP&L's Form 10-K Report (File No. 1-905)
for the year ended December 31, 1994)

	4(a)-16	-	Amendment No. 15 to said Employee Stock
Ownership Plan, effective October 25, 1995
(Exhibit 4(a)-16 to PP&L's Form 10-K Report
(File No. 1-905) for the year ended
December 31, 1995)

     *4(a)-17	-	Amendment No. 16 to said Employee Stock
Ownership Plan, effective January 1, 1989

     *4(a)-18	-	Amendment No. 17 to said Employee Stock
Ownership Plan, effective January 1, 1996

	4(b)-1	-	Mortgage and Deed of Trust, dated as of
October 1, 1945, between PP&L and Guaranty
Trust Company of New York, as Trustee (now
Bankers Trust Company, as successor
Trustee) (Exhibit 2(a)-4 to Registration
Statement No. 2-60291)

	4(b)-2	-	Supplement, dated as of July 1, 1954, to
said Mortgage and Deed of Trust (Exhibit
2(b)-5 to Registration Statement
No. 219255)

	4(b)-4	-	Supplement, dated as of November 1, 1967,
to said Mortgage and Deed of Trust (Exhibit
2(a)-14 to Registration Statement No. 2-
60291)

	4(b)-5	-	Supplement, dated as of January 1, 1969, to
said Mortgage and Deed of Trust (Exhibit
2(a)-16 to Registration Statement No. 2-
60291)

	4(b)-7	-	Supplement, dated as of February 1, 1971,
to said Mortgage and Deed of Trust (Exhibit
2(a)-19 to Registration Statement No. 2-
60291)

	4(b)-9	-	Supplement, dated as of January 1, 1973, to
said Mortgage and Deed of Trust (Exhibit
2(a)-21 to Registration Statement No. 2-
60291)

	4(b)-10	-	Supplement, dated as of October 1, 1989, to
said Mortgage and Deed of Trust (Exhibit
4(a) to PP&L's Form 8-K Report (File No. 1-
905) dated November 6, 1989)

	4(b)-11	-	Supplement, dated as of July 1, 1991, to
said Mortgage and Deed of Trust
(Exhibit 4(a) to PP&L's Form 8-K Report
(File No. 1-905) dated July 29, 1991)

	4(b)-12	-	Supplement, dated as of May 1, 1992, to
said Mortgage and Deed of Trust (Exhibit
4(a) to PP&L's Form 8-K Report (File No. 1-
905) dated June 1, 1992)

	4(b)-13	-	Supplement, dated as of November 1, 1992,
to said Mortgage and Deed of Trust (Exhibit
4(b)-29 to PP&L's Form 10-K Report (File 1-
905) for the year ended December 31, 1992)

	4(b)-14	-	Supplement, dated as of February 1, 1993,
to said Mortgage and Deed of Trust (Exhibit
4(a) to PP&L's Form 8-K Report (File No. 1-
905) dated February 16, 1993)

	4(b)-15	-	Supplement, dated as of April 1, 1993, to
said Mortgage and Deed of Trust (Exhibit
4(a) to PP&L's Form 8-K Report (File No. 1-
905) dated April 30, 1993)

	4(b)-16	-	Supplement, dated as of June 1, 1993, to
said Mortgage and Deed of Trust (Exhibit
4(a) to PP&L's Form 8-K Report (File No. 1-
905) dated July 7, 1993)

	4(b)-17	-	Supplement, dated as of October 1, 1993, to
said Mortgage and Deed of Trust (Exhibit
4(a) to PP&L's Form 8-K Report (File No. 1-
905) dated October 29, 1993)

	4(b)-18	-	Supplement, dated as of February 15, 1994,
to said Mortgage and Deed of Trust (Exhibit
4(a) to PP&L's Form 8-K Report (File No. 1-
905) dated March 11, 1994)

	4(b)-19	-	Supplement, dated as of March 1, 1994, to
said Mortgage and Deed of Trust (Exhibit
4(b) to PP&L's Form 8-K Report (File No. 1-
905) dated March 11, 1994)

	4(b)-20	-	Supplement, dated as of March 15, 1994, to
said Mortgage and Deed of Trust (Exhibit
4(a) to PP&L's Form 8-K Report (File No. 1-
905) dated March 30, 1994)

	4(b)-21	-	Supplement, dated as of September 1, 1994,
to said Mortgage and Deed of Trust (Exhibit
4(a) to PP&L's Form 8-K (File No. 1-905)
dated October 3, 1994)

	4(b)-22	-	Supplement, dated as of October 1, 1994, to
said Mortgage and Deed of Trust (Exhibit
4(a) to PP&L's Form 8-K Report (File No. 1-
905) dated October 3, 1994)

	4(b)-23	-	Supplement, dated as of August 1, 1995, to
said Mortgage and Deed of Trust (Exhibit
6(a) to PP&L's Form 10-Q Report (File No.
1-905) for the quarter ended September 30,
1995)

	 10(a)	-	Revolving Credit Agreement, dated as of
August 30, 1994, between PP&L and the Banks named therein (Exhibit 10(a)-1 to PP&L's
Form 10-K Report (File No. 1-905) for the year ended December 31, 1994)

	 10(b)	-	Agreement, dated as of May 30, 1996,
between PP&L Resources, Inc., Chemical Bank and Citibank, N.A. (Exhibit 10(a) to PP&L's
Form 10-Q Report (File No. 1-905) for the quarter ended September 30, 1996)

	*10(c)	-	Credit Agreement, dated as of March 14,
1996, between PP&L and The First National
Bank of Chicago

	 10(d)	-	Pollution Control Facilities Agreement,
dated as of May 1, 1973, between PP&L and the Lehigh County Industrial Development
Authority (Exhibit 5(z) to Registration
Statement No. 2-60834)

 	 10(e)-1	-	Interconnection Agreement, dated September
26, 1956, among Public Service Electric &
Gas Company, Philadelphia Electric Company,
PP&L, Baltimore Gas & Electric Company,
Pennsylvania Electric Company, Metropolitan
Edison Company, New Jersey Power & Light
Company and Jersey Central Power & Light
Company (Exhibit 5(e) to Registration
Statement No. 2-60291)

	 10(e)-2	-	Supplemental Agreement, dated April 1,
1974, to said Interconnection Agreement
(Exhibit 5(f)-4 to Registration Statement
No. 2-51312)

	 10(e)-3	-	Supplemental Agreement, dated June 15,
1977, to said Interconnection Agreement
(Exhibit 5(e)-5 to Registration Statement
No. 2-60291)

	 10(e)-4	-	Agreement of Settlement and Compromise,
dated July 25, 1980, among the parties to said Interconnection Agreement (Exhibit
20(b)-8 to PP&L's Form 10-Q Report (File
No. 1-905) for the quarter ended September
30, 1980)

	 10(e)-5	-	Supplemental Agreement, dated March 26,
1981, to said Interconnection Agreement
(Exhibit l0(b)-l0 to PP&L's Form l0-K
Report (File No. 1-905) for the year ended
December 31, 1981)

	 10(e)-6	-	Revisions to Schedules 4.02, 7.01, and
9.01, all effective August 9, 1982, to said
Interconnection Agreement (Exhibit 10(e)-11
to PP&L's Form l0-K Report (File No. l-905)
for the year ended December 31, 1982)

	 10(e)-7	-	Schedules 4.02, 5.01, 5.02, 5.04, 5.05,
6.01, 6.03, 6.04, 7.01, 7.02 7.03; all
effective February 6, 1984, to said
Interconnection Agreement (Exhibit 10(e)-8
to PP&L's Form l0-K Report (File No. 1-905)
for the year ended December 31, 1985)

	 10(e)-8	-	Schedule 5.03, Revision l, Exhibit A,
revised May 31, 1985, to said Intercon-
nection Agreement (Exhibit 10(e)-10 to
PP&L's Form l0-K Report (File No. 1-905)
for the year ended December 31, 1985)

	 10(e)-9	-	Schedule 4.02, Revision No. 2, effective
December 4, 1989, to said Interconnection
Agreement (Exhibit 10(d)-13 to PP&L's Form
10-K Report (File No. 1-905) for the year ended December 31, 1989)

	 10(e)-10	-	Schedule 5.06, Revision No. 1, effective
June 1, 1990, to said Interconnection
Agreement (Exhibit 10(d)-14 to PP&L's Form
10-K Report (File No. 1-905) for the year ended December 31, 1990)

	10(e)-11	-	Schedule 2.21, Revision No. 1, effective
June 1, 1990, to said Interconnection
Agreement (Exhibit 10(d)-15 to PP&L's Form
10-K Report (File No. 1-905) for the year ended December 31, 1990)

	10(e)-12	-	Schedule 2.212, Revision No. 2, effective
June 1, 1990, to said Interconnection
Agreement (Exhibit 10(d)-16 to PP&L's Form
10-K Report (File No. 1-905) for the year ended December 31, 1990)

	10(e)-13	-	Schedule 9.01, Revision No. 4, effective
June 1, 1992, to said Interconnection
Agreement (Exhibit 10(d)-18 to PP&L's Form
10-K Report (File No. 1-905) for the year ended December 31, 1990)

	10(e)-14	-	Schedule 3.01, Revision No. 3, effective
June 1, 1992, to said Interconnection
Agreement (Exhibit 10(c)-15 to PP&L's Form
10-K Report (File No. 1-905) for the year ended December 31, 1991)

	10(e)-15	-	Schedule 4.01, Revision No. 13, effective
June 1, 1993, to said Interconnection
Agreement (Exhibit 10(c)-15 to PP&L's Form
10-K Report (File No. 1-905) for the year ended December 31, 1993)

	10(f)	-	Capacity and Energy Sales Agreement, dated
June 29, 1983, between PP&L and Atlantic
City Electric Company (Exhibit 10(f)-2 to
PP&L's Form 10-K Report (File No. 1-905)
for the year ended December 31, 1983)

	10(g)-1	-	Capacity and Energy Sales Agreement, dated
March 9, 1984, between PP&L and Jersey
Central Power & Light Company (Exhibit
l0(f)-3 to PP&L's Form 10-K Report (File
No. 1-905) for the year ended December 31,
1984)

	10(g)-2	-	First Supplement, effective February 28,
1986, to said Capacity and Energy Sales
Agreement (Exhibit 10(e)-4 to PP&L's Form
10-K Report (File No. 1-905) for the year ended December 31, 1986)

	10(g)-3	-	Second Supplement, effective January 1,
1987, to said Capacity and Energy Sales
Agreement (Exhibit 10(g)-3 to PP&L's Form
10-K Report (File No. 1-905) for the year ended December 31, 1989)

	10(g)-4	-	Amendments to Exhibit A, effective
October 1, 1987, to said Capacity and
Energy Sales Agreement (Exhibit 10(e)-6 to
PP&L's Form 10-K Report (File No. 1-905)
for the year ended December 31, 1987)

	10(g)-5	-	Third Supplement, effective December 1,
1988, to said Capacity and Energy Sales
Agreement (Exhibit 10(g)-5 to PP&L's Form
10-K Report (File No. 1-905) for the year ended December 31, 1989)

	10(g)-6	-	Fourth Supplement, effective December 1,
1988, to said Capacity and Energy Sales
Agreement (Exhibit 10(g)-6 to PP&L's Form
10-K Report (File No. 1-905) for the year ended December 31, 1989)

	10(h)-1	-	Capacity and Energy Sales Agreement, dated
December 21, 1989, between PP&L and GPU
Service Corporation (Exhibit 10(h) to
PP&L's Form 10-K Report (File No. 1-905)
for the year ended December 31, 1989)

	10(h)-2 	-	First Supplement, effective June 1, 1991,
to said Capacity and Energy Sales Agreement
(Exhibit 10(f)-2 to PP&L's Form 10-K Report
(File No. 1-905) for the year ended
December 31, 1991)

	10(i)-1	-	Capacity and Energy Sales Agreement, dated
January 28, 1988, between PP&L and
Baltimore Gas and Electric Company (Exhibit
10(e)-7 to PP&L's Form 10-K Report (File
No. 1-905) for the year ended December 31,
1987)

	10(i)-2	-	First Supplement, effective November 1,
1988, to said Capacity and Energy Sales
Agreement (Exhibit 10(i)-2 to PP&L's Form
10-K Report (File No. 1-905) for the year ended December 31, 1989)

	10(i)-3	-	Second Supplement, effective June 1, 1989,
to said Capacity and Energy Sales Agreement
(Exhibit 10(i)-3 to PP&L's Form 10-K Report
(File No. 1-905) for the year ended
December 31, 1989)

	10(i)-4	-	Third Supplement, effective June 1, 1991,
to said Capacity and Energy Sales Agreement
(Exhibit 10(g)-4 to PP&L's Form 10-K Report
(File No. 1-905) for the year ended
December 31, 1991)

     #10(j)-1	-	Amended and Restated Directors Deferred
Compensation Plan, effective July 1, 1995
(Exhibit C to Proxy Statement of PP&L and
Prospectus of Resources, dated March 9,
1995)

    *#10(j)-1	-	Amendment No. 1 to said Amended and
Restated Directors Deferred Compensation
Plan, effective November 1, 1996

    *#10(j)-2	-	Amendment No. 2 to said Amended and
Restated Directors Deferred Compensation
Plan, effective January 1, 1997

     #10(k)	-	Amended and Restated Directors Retirement
Plan, effective April 27, 1995 (Exhibit
10(i) to PP&L's Form 10-K Report (File No.
1-905) for the year ended December 31,
1995)

     #10(l)-1	-	Amended and Restated Deferred
Compensation Plan for Executive Officers, effective January 1, 1990 (Exhibit 10(s) to
PP&L's Form 10-K Report (File No. 1-905)
for the year ended December 31, 1990)

     #10(l)-2	-	Amendment No. 1 to said Officers Deferred
Compensation Plan, effective January 1,
1991 (Exhibit 10(j)-2 to PP&L's Form 10-K
Report (File No. 1-905) for the year ended
December 31, 1991)

     #10(l)-3	-	Amendment No. 2 to said Officers Deferred
Compensation Plan, effective October 23,
1991 (Exhibit 10(j)-3 to PP&L's Form 10-K
Report (File No. 1-905) for the year ended
December 31, 1991)

     #10(l)-4	-	Amendment No. 3 to said Officers Deferred
Compensation Plan, effective January 1,
1992 and April 1, 1992 (Exhibit 10(j)-4 to
PP&L's Form 10-K Report (File No. 1-905)
for the year ended December 31, 1991)

     #10(l)-5	-	Amendment No. 4 to said Officers Deferred
Compensation Plan, effective January 1,
1995 (Exhibit 10(j)-5 to PP&L's Form 10-K
Report (File No. 1-905) for the year ended
December 31, 1994)

     *10(l)-6	-	Amendment No. 5 to said Officers Deferred
Compensation Plan, effective January 1,
1996

      #10(m)	-	Amended and Restated Supplemental Executive
Retirement Plan, effective August 31, 1995
(Exhibit 10(k) to PP&L's Form 10-K Report
(File No. 1-905) for the year ended
December 31, 1995)

    *#10(m)-1	-	Amendment No. 1 to said Amended and
Restated Supplemental Executive Retirement
Plan, effective July 1, 1996

     #10(n)	-	Amended and Restated Executive Retirement
Security Plan, effective August 31, 1995
(Exhibit 10(l) to PP&L's Form 10-K Report
(File No. 1-905) for the year ended
December 31, 1995)

    *#10(n)-1	-	Amendment No. 1 to said Amended and
Restated Executive Retirement Security
Plan, effective January 1, 1996

     #10(o)-1	-	Amended and Restated Incentive
Compensation Plan, effective January 1,
1995 (Exhibit D to Proxy Statement of PP&L
and Prospectus of Resources, dated March 9,
1995)

     #10(o)-2	-	Amendment No. 1 to said Amended and
Restated Incentive Compensation Plan,
effective April 27, 1995 (Exhibit 10(m)-2
to PP&L's Form 10-K Report (File No. 1-905)
for the year ended December 31, 1995)

    *#10(o)-3	-	Amendment No. 2 to said Amended and
Restated Incentive Compensation Plan,
effective January 1, 1996

    *#10(o)-4	-	Amendment No. 3 to said Amended and
Restated Incentive Compensation Plan,
effective January 1, 1997

    *#10(p)	-	Description of Executive Compensation
Incentive Award Program  1/

        10(q)	-	Nuclear Fuel Lease, dated as of February
1, 1982, between PP&L, as lessee, and
Newton I. Waldman, not in his individual capacity, but solely as Cotrustee of the Pennsylvania Power & Light Energy Trust, as lessor (Exhibit 10(g) to PP&L's Form l0-K
Report (File No. 1-905) for the year ended
December 31, 1981)

       *12	-	Computation of Ratio of Earnings to Fixed
Charges

       *23(a)	-	Consent of Price Waterhouse LLP

       *23(b)	-	Consent of Deloitte & Touche LLP

       *24	-	Power of Attorney

       *27	-	Financial Data Schedule













1/	This description is provided pursuant to 17 C.F.R.
Subsection 229.601(b)(10)(iii)(A).

(PP&L LOGO
APPEARS HERE)

	PP&L Resources, Inc.
	Two North Ninth Street * Allentown, PA   18101

Bulk Rate
U.S. Postage
PAID
Allentown, PA.
Permit No. 104