Form 10-Q
period 1997-06-30
PENNSYLVANIA POWER & LIGHT CO /PA
filed 1997-08-14
CIK 317187

                                United States
                     Securities and Exchange Commission
                            Washington, DC   20549


                                   Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended    June 30, 1997

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

PP&L Resources, Inc.                  Common stock, $.01 par value,
                                      165,110,665 shares outstanding at
                                      July 31, 1997
Pennsylvania Power & Light Co.        Common stock, no par value,
                                      157,300,382, shares outstanding and
                                      all held by PP&L Resources, Inc. at
                                      July 31, 1997

                              PP&L RESOURCES, INC.
                                       AND
                       PENNSYLVANIA POWER & LIGHT COMPANY




                                     FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1997


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

         Item 6. Exhibits and Reports on Form 8-K

GLOSSARY OF TERMS AND ABBREVIATIONS

SIGNATURES

PP&L RESOURCES, INC. AND SUBSIDIARIES
Part 1. FINANCIAL INFORMATION
Item 1. Financial Statements

     In the opinion of PP&L Resources, the unaudited financial statements included herein reflect all adjustments necessary to present fairly the Consolidated Balance Sheet as of June 30, 1997 and December 31, 1996, and the
Consolidated Statement of Income and Consolidated Statement of Cash Flows for the periods ended June 30, 1997 and 1996. PP&L Resources is the parent holding company of PP&L, PMDC, and Spectrum. PP&L constitutes substantially all of PP&L Resources' assets, revenues and earnings. All nonutility operating transactions are included in "Other Income and (Deductions)-Net" in PP&L
Resources' Consolidated Statement of Income.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(Millions of Dollars, except per share data)

                                                         Three  Months
                                                         Ended  June 30,
                                                         1997    1996
Operating Revenues .....................................  $686    $669

Operating Expenses
  Operation
    Fuel................................................   105     101
    Power purchases.....................................   104      74
    Other...............................................   121     127
  Maintenance...........................................    49      55
  Depreciation (including amortized depreciation).......    93      90
  Income taxes .........................................    46      53
  Taxes, other than income .............................    50      49
                                                           568     549
Operating Income........................................   118     120

Other Income and (Deductions) - Net.....................     6       2

Income Before Interest Charges and Dividends on
  Preferred Stock ......................................   124     122

Interest Charges
  Long-term debt........................................    48      52
  Short-term debt and other.............................     7       2
                                                            55      54

Preferred Stock Dividend Requirements...................     4       7
Net Income..............................................   $65     $61

Earnings Per Share of Common Stock (a).................. $0.39   $0.38

Average Number of Shares Outstanding (thousands)........164,068 160,610

Dividends Declared Per Share of Common Stock............$0.4175 $0.4175


(a) Based on average number of shares outstanding.

See accompanying Notes to Financial Statements.

PP&L RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(Millions of Dollars, except per share data)

                                                           Six  Months
                                                         Ended  June 30,
                                                         1997    1996
Operating Revenues .....................................$1,472  $1,458

Operating Expenses
  Operation
    Fuel................................................   216     225
    Power purchases.....................................   220     165
    Other...............................................   238     249
  Maintenance...........................................    84      95
  Depreciation (including amortized depreciation).......   185     181
  Income taxes .........................................   134     142
  Taxes, other than income .............................   106     106
                                                         1,183   1,163
Operating Income........................................   289     295

Other Income and (Deductions) - Net.....................    13       4

Income Before Interest Charges and Dividends on
  Preferred Stock ......................................   302     299

Interest Charges
  Long-term debt........................................    99     104
  Short-term debt and other.............................    11       3
                                                           110     107

Preferred Stock Dividend Requirements...................    11      14
Net Income..............................................  $181    $178

Earnings Per Share of Common Stock (a).................. $1.11   $1.11

Average Number of Shares Outstanding (thousands)........163,660 160,271

Dividends Declared Per Share of Common Stock............$0.835  $0.835




(a) Based on average number of shares outstanding.

See accompanying Notes to Financial Statements.

PP&L RESOURCES,INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Millions of Dollars)
                                                                  June 30,  December 31,
                                                                    1997        1996
                                                                 (Unaudited)  (Audited)
                             ASSETS
Property, Plant and Equipment
   Electric utility plant in service - at original cost.             $9,931       $9,824
     Accumulated depreciation ...................................    (3,454)      (3,337)
                                                                      6,477        6,487
   Construction work in progress - at cost.......................       154          172
   Nuclear fuel owned and leased - net of amortization ..........       164          170
   Other leased property - net of amortization ..................         1           76

     Electric utility plant - net................................     6,796        6,905
   Other property - (net of depreciation, amortization
     and depletion 1997, $56; 1996, $54).........................        54           55
                                                                      6,850        6,960
Investments
   Investment in and advances to electric energy
     projects - at equity ..............................                247          224
   Affiliated companies - at equity .............................        17           17
   Nuclear plant decommissioning trust fund .....................       146          128
   Financial investments.........................................        49          133
   Other - at cost or less ......................................        26           18
                                                                        485          520
Current Assets
   Cash and cash equivalents ...........................                 45          101
   Current financial investments ................................        29           73
   Accounts receivable (less reserve:  1997, $21; 1996, $25)
       Customers ................................................       195          196
       Other.....................................................        34           19
   Unbilled revenues.............................................        74           85
   Fuel, materials and supplies - at average cost................       208          201
   Deferred income taxes ........................................        28           21
   Other.........................................................       111           53
                                                                        724          749

Regulatory Assets and Other Noncurrent Assets ..........              1,449        1,407



                                                                     $9,508       $9,636

See accompanying Notes to Financial Statements.

PP&L RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Millions of Dollars)
                                                              June 30,   December 31,
                                                                1997         1996
                                                             (Unaudited)  (Audited)
                        LIABILITIES
Capitalization
  Common equity
    Common stock ............................................        $2           $2
    Capital in excess of par value  .........................     1,623        1,590
    Earnings reinvested......................................     1,187        1,143
    Capital stock expense and other .........................        (7)          10
                                                                  2,805        2,745
  Preferred stock
    With sinking fund requirements ..........................        47          295
    Without sinking fund requirements .......................        50          171
  Company-obligated mandatorily redeemable
    preferred securities ....................................       250
  Long-term debt ............................................     2,482        2,802
                                                                  5,634        6,013

Current Liabilities
  Commercial paper .........................................        191
  Bank loans ................................................       100          144
  Long-term debt due within one year ........................       150           30
  Capital lease obligations due within one year .............        60           81
  Accounts payable ..........................................       122          133
  Taxes accrued .........................................................         19
  Interest accrued ..........................................        53           61
  Dividends payable .........................................        73           75
  Other .....................................................       100           78
                                                                    849          621

Deferred Credits and Other Noncurrent Liabilities
  Deferred investment tax credits  .........................        204          209
  Deferred income taxes .....................................     2,059        2,052
  Capital lease obligations .................................       109          166
  Other .....................................................       653          575
                                                                  3,025        3,002

Commitments and Contingent Liabilities  ....................


                                                                 $9,508       $9,636


See accompanying Notes to Financial Statements.

PP&L RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(Millions of Dollars)
                                                                        Six  Months
                                                                      Ended  June 30,
                                                                      1997     1996
Net Cash Provided by Operating Activities.................             $307      $354

Cash Flows From Investing Activities
 Property, plant and equipment expenditures...............             (143)     (155)
 Proceeds from sale of nuclear fuel to trust........................     23        33
 Purchases of available-for-sale securities.........................    (52)     (278)
 Sales and maturities of available-for-sale securities..............     91       261
 Purchases and sales of other financial investments - net...........     58
 Other investing activities - net...................................     (1)       (8)
       Net cash used in investing activities........................    (24)     (147)

Cash Flows From Financing Activities
 Issuance of long-term debt...............................               10       116
 Issuance of common stock...........................................     36        35
 Issuance of company-obligated mandatorily redeemable
   preferred securities ............................................    250
 Retirement of long-term debt.......................................   (210)     (145)
 Purchase of subsidiary's preferred stock (net of premium
   and associated costs)............................................   (369)
 Payments on capital lease obligations..............................    (33)      (44)
 Common and preferred dividends paid................................   (150)     (147)
 Net increase in short-term debt....................................    147       160
 Other financing activities - net ..................................    (20)       (1)
       Net cash used in financing activities........................   (339)      (26)

Net Increase (Decrease) In Cash and Cash Equivalents .....              (56)      181
Cash and Cash Equivalents at Beginning of Period ...................    101        20
Cash and Cash Equivalents at End of Period .........................    $45      $201

Supplemental Disclosures of Cash Flow Information
 Cash paid during the period for:
  Interest (net of amount capitalized)..............................   $106      $107
  Income taxes......................................................   $131      $146

See accompanying Notes to Financial Statements.

PENNSYLVANIA POWER & LIGHT COMPANY AND SUBSIDIARIES

     In the opinion of PP&L, the unaudited financial statements included herein reflect all adjustments necessary to present fairly the Consolidated
Balance Sheet as of June 30, 1997 and December 31, 1996, and the
Consolidated Statement of Income and Consolidated Statement of Cash Flows for the periods ended June 30, 1997 and 1996. All nonutility operating transactions are included in "Other Income and Deductions--Net" in PP&L's Consolidated Statement of Income.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(Millions of Dollars)

                                                        Three  Months
                                                        Ended  June 30,
                                                        1997     1996

Operating Revenues  ..................................   $686     $669

Operating Expenses
   Operation
      Fuel............................................    105      101
      Power purchases.................................    104       74
      Other...........................................    121      127
   Maintenance........................................     49       55
   Depreciation (including amortized depreciation) ...     93       90
   Income taxes.......................................     46       53
   Taxes, other than income...........................     50       49
                                                          568      549
Operating Income .....................................    118      120

Other Income and (Deductions) - Net ..................      6        3

Income Before Interest Charges........................    124      123

Interest Charges
   Long-term debt.....................................     48       52
   Short-term debt and other..........................      6        2
                                                           54       54
Net Income............................................     70       69

Dividends on Preferred Stock..........................      9        7
Earnings Available to PP&L Resources, Inc.  ..........    $61      $62

See accompanying Notes to Financial Statements.

PENNSYLVANIA POWER & LIGHT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(Millions of Dollars)

                                                          Six  Months
                                                        Ended  June 30,
                                                        1997     1996

Operating Revenues  .................................. $1,472   $1,458

Operating Expenses
   Operation
      Fuel............................................    216      225
      Power purchases.................................    220      165
      Other...........................................    238      249
   Maintenance........................................     84       95
   Depreciation (including amortized depreciation) ...    185      181
   Income taxes.......................................    134      142
   Taxes, other than income...........................    106      106
                                                        1,183    1,163
Operating Income .....................................    289      295

Other Income and (Deductions) - Net ..................      7        6

Income Before Interest Charges........................    296      301

Interest Charges
   Long-term debt.....................................     99      104
   Short-term debt and other..........................      7        3
                                                          106      107
Net Income............................................    190      194

Dividends on Preferred Stock..........................     16       14
Earnings Available to PP&L Resources, Inc.  ..........   $174     $180


See accompanying Notes to Financial Statements.

PENNSYLVANIA POWER & LIGHT COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Millions of Dollars)
                                                                    June 30,   December 31,
                                                                      1997         1996
                                                                  (Unaudited)    (Audited)
                             ASSETS
Property, Plant and Equipment
  Electric utility plant in service - at original cost..               $9,931        $9,824
    Accumulated depreciation .....................................     (3,454)       (3,337)
                                                                        6,477         6,487

  Construction work in progress - at cost ........................        154           172
  Nuclear fuel owned and leased - net of amortization ............        164           170
  Other leased property - net of amortization ....................          1            76

   Electric utility plant - net ..................................      6,796         6,905
  Other property - (net of depreciation, amortization
    and depletion 1997, $56; 1996, $54) ..........................         54            55
                                                                        6,850         6,960

Investments
  Affiliated companies - at equity .....................                   17            17
  Nuclear plant decommissioning trust fund .......................        146           128
  Loan to parent..................................................        375
  Financial investments ..........................................         50           133
  Other - at cost or less ........................................         11            10
                                                                          599           288

Current Assets
  Cash and cash equivalents ............................                    6            95
  Current financial investments ..................................         29            51
  Accounts receivable (less reserve:  1997, $21; 1996, $25)
    Customers ....................................................        195           196
    Other ........................................................         29            14
  Unbilled revenues...............................................         74            85
  Fuel, materials and supplies - at average cost .................        208           201
  Deferred income taxes ..........................................         27            21
  Other ..........................................................        111            53
                                                                          679           716

Regulatory Assets and Other Noncurrent Assets ..........                1,448         1,407

                                                                       $9,576        $9,371




See accompanying Notes to Financial Statements.

PENNSYLVANIA POWER & LIGHT COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Millions of Dollars)
                                                             June 30,   December 31,
                                                               1997         1996
                                                            (Unaudited)  (Audited)
                        LIABILITIES
Capitalization
  Common equity
    Common stock ...........................................    $1,476       $1,476
    Additional paid-in capital .............................        57           57
    Earnings reinvested ....................................     1,095        1,094
    Capital stock expense and other  .......................       (18)         (10)
                                                                 2,610        2,617
  Preferred stock
    With sinking fund requirements .........................       295          295
    Without sinking fund requirements ......................       171          171
  Company-obligated mandatorily redeemable
    preferred securities ...................................       250
  Long-term debt ...........................................     2,482        2,802
                                                                 5,808        5,885

Current Liabilities
  Commercial paper .........................................       192
  Bank loans ...........................................................         10
  Long-term debt due within one year .......................       150           30
  Capital lease obligations due within one year ............        60           81
  Accounts payable .........................................       121          132
  Taxes accrued ............................................         2           21
  Interest accrued .........................................        53           60
  Dividends payable ........................................        79           75
  Other ....................................................        98           78
                                                                   755          487

Deferred Credits and Other Noncurrent Liabilities
  Deferred investment tax credits ..........................       204          209
  Deferred income taxes ....................................     2,048        2,050
  Capital lease obligations  ...............................       109          166
  Other ....................................................       652          574
                                                                 3,013        2,999

Commitments and Contingent Liabilities ....................

                                                                $9,576       $9,371



See accompanying Notes to Financial Statements.

PENNSYLVANIA POWER & LIGHT COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(Millions of Dollars)
                                                                               Six  Months
                                                                             Ended  June 30,
                                                                             1997     1996
Net Cash Provided by Operating Activities.......................              $308      $357

Cash Flows From Investing Activities
  Property, plant and equipment expenditures....................              (143)     (155)
  Proceeds from sales of nuclear fuel to trust.............................     23        33
  Purchases of available-for-sale securities ..............................    (52)      (71)
  Sales and maturities of available-for-sale securities ...................     69        73
  Purchases and sales of other financial investments - net.................     76
  Loan to parent...........................................................   (375)
        Net cash used in investing activities..............................   (402)     (120)

Cash Flows From Financing Activities
  Issuance of long-term debt....................................                10       116
  Issuance of company-obligated mandatorily redeemable
    preferred securities ..................................................    250
  Retirement of long-term debt.............................................   (210)     (145)
  Payments on capital lease obligations....................................    (33)      (44)
  Common and preferred dividends paid......................................   (185)     (147)
  Net increase (decrease) in short-term debt...............................    182       (30)
  Other financing activities - net ........................................     (9)        4
        Net cash provided by (used in) financing activities................      5      (246)

Net Increase (Decrease) in Cash and Cash Equivalents                           (89)       (9)
Cash and Cash Equivalents at Beginning of Period...........................     95        15
Cash and Cash Equivalents at End of Period.................................     $6        $6

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for
    Interest (net of amount capitalized)...................................   $102      $107
    Income taxes...........................................................   $133      $146

See accompanying Notes to Financial Statements.

        PP&L Resources, Inc. and Pennsylvania Power & Light Company
                       Notes to Financial Statements


	Terms and abbreviations appearing in Notes to Financial Statements are explained in the glossary.

1.  Interim Financial Statements

	Certain information in footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, has been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC. These financial statements should be read in conjunction with the financial statements and notes included in PP&L Resources' and PP&L's Annual Reports to the SEC on Form 10-K for the year ended December 31, 1996.

	Certain amounts in the June 30, 1996 financial statements have been reclassified to conform to the presentation in the June 30, 1997 financial statements.

2.  PUC Restructuring Proceeding

	In December 1996, Pennsylvania enacted the Customer Choice Act to restructure its electric utility industry in order to create retail access to a competitive market for the generation of electricity. In accordance with that legislation, PP&L filed its restructuring plan with the PUC on April 1, 1997. Numerous parties have intervened in this proceeding. The PUC is required to take action on PP&L's filing by January 1998.

	Under the Customer Choice Act, the PUC is authorized to determine the amount of PP&L's stranded costs to be recovered through a non-bypassable competitive transition charge (CTC) to be paid by all PUC-jurisdictional customers who receive transmission and distribution service from PP&L. Stranded costs are defined in the Customer Choice Act as "generation-related costs... which would have been recoverable under a regulated environment but which may not be recoverable in a competitive generation market and which the PUC determines will remain following mitigation by the electric utility."

	PP&L's restructuring plan includes a claim of $4.6 billion for stranded costs. Pursuant to the Customer Choice Act, this claim is comprised of the following categories:

	1. Net plant investments and costs attributable to existing generation plants and facilities, disposal of spent nuclear fuel, retirement costs attributable to existing generating plants and employee-related transition costs;

	2. Prudently incurred costs related to the cancellation, buyout, buydown or renegotiation of NUG contracts; and

	3. Regulatory assets and other deferred charges typically recoverable under current regulatory practice and cost obligations under PUC-approved contracts with NUGs.

	The following are the components of PP&L's stranded cost claim included in its rebuttal testimony filed with the PUC in August 1997 (a net increase of $30 million from the amount included in PP&L's April 1997 filing):

                                           Amount
     Category of Stranded Cost     (Millions of Dollars)

            Nuclear Generation(a)         $2,873
            Fossil Generation(a)             757
            NUG Contracts                    657
            Regulatory Assets                354
                                          $4,641

     (a) Includes deferred income taxes related to generation assets.

	In determining the appropriate amount of stranded cost recovery, the Customer Choice Act requires the PUC to consider the extent to which an electric utility has taken steps to mitigate stranded costs by appropriate means that are reasonable under the circumstances. Mitigation efforts undertaken over time prior to the enactment of the Customer Choice Act are to be considered of equal importance by the PUC in determining an electric utility's stranded costs as actions taken after the passage of the Customer Choice Act. In its restructuring plan, PP&L described its extensive efforts to mitigate its stranded costs, resulting in a reduction in its stranded cost claim of over $1 billion.

	In July 1997, testimony was filed by eleven other parties in the restructuring proceeding. In this regard, the PUC's OTS recommends that PP&L be permitted to recover $3.2 billion of its stranded costs; the PP&L Industrial Customer Alliance recommends recovery of $661 million; and the OCA recommends recovery of $383 million. Under Pennsylvania law, in proceedings before the PUC, the OCA and the OTS have advocacy roles. Testimony filed by the OCA and OTS carries no more weight than testimony filed by any party in the proceeding.

	Evidentiary hearings in this matter will be held in late August. A recommended decision from the Administrative Law Judge hearing the case is expected by mid-November, with a final PUC order due in January 1998. PP&L cannot predict the outcome of this proceeding.

	The ultimate impact of the Customer Choice Act on PP&L's financial health will depend on numerous factors, including:

	1. The amount of stranded cost recovery approved by the PUC, the PUC's overall treatment of PP&L's filing and the effect of the rate cap imposed under the provisions of the Customer Choice Act;

	2.  The actual market price of electricity over the transition period;

	3.  Future sales levels; and

	4. The extent to which the regulatory framework established by the Customer Choice Act will continue to be applied.

	Under the Customer Choice Act, PP&L's rates to PUC-jurisdictional customers are capped at the level in effect on January 1, 1997 through mid-2001 for transmission and distribution services and through the year 2005 for generation customers. By applying the CTC proposed in its restructuring plan (which is restricted by the rate cap) through the year 2005, PP&L anticipates collecting approximately $4 billion of its stranded costs. Based on these projections, the remaining $600 million would be reflected as lower cash flow to PP&L after the transition period than would have occurred with continued regulated rates.

	In this regard, it should be noted that PP&L's stranded cost claim included in the restructuring plan is based on a projection of future market prices and assumes a significant portion of PP&L's stranded costs will be recovered by way of increased market prices for electricity. This increase may or may not occur. To the extent that the market price of electricity does not increase as projected, or other projections such as future sales levels do not actually occur, PP&L could experience a lower recovery of stranded costs.

	If the PUC permits full recovery of PP&L's stranded costs, including full recovery of all regulatory assets and above-market NUG costs over the transition period, PP&L estimates that its net income over the transition period would be reduced by about 5% of projected net income.

	However, the PUC may make adjustments to components or assumptions included in the restructuring plan that could have an adverse effect on the amount of the CTC or the categories of stranded costs that are recoverable through the CTC. As a result of these uncertainties, PP&L cannot determine whether and to what extent it may be subject to a write-off or a reduction in earnings until the PUC issues an order with respect to the restructuring plan. Based on the substantial amounts involved in the restructuring plan, should PP&L be required to incur a write-off, it could be material in amount. Accordingly, PP&L is unable to predict the ultimate effect of the Customer Choice Act or the PUC's disposition of the restructuring plan on its financial position, results of operation or its need or ability to issue securities to meet future capital requirements.

	The Customer Choice Act permits the issuance of "transition bonds" securitized by CTC revenues to finance the payment of stranded costs. PP&L is considering whether to seek to securitize some portion of its stranded cost claim, which would require the approval of the PUC in a qualified rate order.

	In a related matter, certain parties filed suits in March 1997 in Pennsylvania Commonwealth Court challenging the constitutionality of the Customer Choice Act. PP&L has intervened in this proceeding in support of the Customer Choice Act.

3.  Accounting for the Effects of Certain Types of Regulation

	The Customer Choice Act establishes a definitive process for transition to market-based pricing for electric generation. This transition effectively includes cost-of-service based ratemaking during the transition period, subject to a rate cap. Rates will include a non-bypassable CTC, which is designed to give utilities the opportunity to recover their stranded costs during the transition period.

	The SEC has made inquiries regarding the appropriateness of the continued application of SFAS 71 by utilities in states that have enacted restructuring legislation similar to the Customer Choice Act. Accordingly, the FASB's Emerging Issues Task Force (EITF) investigated this issue and concluded that utilities should discontinue application of SFAS 71 for the generation portion of their business when a deregulation plan is in place and its terms are known, which for PP&L will be upon the issuance of the PUC's restructuring order in January 1998. One of the EITF's key conclusions is that utilities should continue to carry some or all of their regulatory assets and liabilities that originated in the generation portion of the business if the regulatory cash flows to realize and settle them, respectively, will be derived from the regulated portion of the business (e.g., transmission and distribution). In addition, costs or obligations of the generation portion of the business that are incurred after application of SFAS 71 ceases and that are covered by the regulated cash flows for the portion of the business that remains regulated on a cost of service basis would also meet the criteria to be considered regulatory assets or liabilities.

	Given the current regulatory environment, PP&L's electric transmission and distribution businesses are expected to remain regulated on a cost of service basis and, as a result, the provisions of SFAS 71 should continue to apply to those businesses. The impact of the discontinuance of application of SFAS 71 to the generation portion of PP&L's business will depend to a large degree on the outcome of the restructuring proceeding currently pending before the PUC. See Financial Note 2 for a discussion of the potential financial impacts of that proceeding.

4.  Rate Matters

Appeal of Base Rate Case

	Reference is made to PP&L Resources' and PP&L's Annual Report to the SEC on Form 10-K for the year ended December 31, 1996, regarding the PUC Decision. The OCA appealed three issues from the PUC Decision to the Pennsylvania Commonwealth Court. In May 1997, the Commonwealth Court issued its opinion on the OCA's appeal.

	The first issue was the recovery of deferrals under SFAS 106. PP&L had requested recovery of $27 million of increased costs for post-retirement benefits caused by the change to accrual accounting of those costs under SFAS 106. The PUC had allowed this recovery, and the Commonwealth Court upheld the PUC's decision.

	The second issue was the recovery of $19 million of carrying charges and operating expenses incurred from the date of commercial operation of Susquehanna Unit 2 until the plant was recognized in rates. PP&L had requested recovery of those costs to be amortized over ten years. The PUC had allowed this recovery, and the Commonwealth Court upheld the PUC's decision.

	The third issue was the recovery of Gross Receipts Tax (GRT) on uncollectible revenues. PP&L had requested an allowance for GRT on the full amount of revenue approved by the PUC, while the OCA had proposed a $745,000 adjustment to disallow GRT on revenues that PP&L will not be able to collect. The PUC had rejected the OCA's proposed adjustment. The Commonwealth Court reversed the PUC and remanded that issue to the PUC for recalculation of the allowance.

	In June 1997, the OCA filed a petition for allowance of appeal with the Pennsylvania Supreme Court requesting review of the Commonwealth Court's decision on the SFAS 106 issue. PP&L and the PUC have filed briefs opposing the OCA's petition. This is not an appeal of right and the Supreme Court has the discretion to grant or deny the OCA's request for review. PP&L cannot predict the final outcome of this matter.

FERC - Major Utility Rates

	In January 1996, PP&L filed a request with the FERC to incorporate a change in the method of calculating depreciation under its contracts with four major electric utility customers (Atlantic, BG&E, JCP&L, and UGI).
PP&L also sought to increase the charges to those customers for nuclear decommissioning costs. A settlement of this case was approved by the FERC in June 1997, under terms which have no material effect on PP&L.

5.  Sales to Other Major Electric Utilities

	In March 1997, PP&L reached a new agreement with GPU Energy for installed capacity credit sales for up to 200,000 kW from July 1997 through December 1998, and in April 1997 PP&L signed a new agreement with Atlantic for installed capacity credit sales for up to 25,000 kilowatts from June 1997 through May 1998.

	In May 1997, PP&L reached an agreement with Delmarva Power & Light Company and Old Dominion Electric Cooperative for PP&L and Delmarva to jointly provide Old Dominion with 60,000 kW of capacity to serve portions of Old Dominion's load from 1998 through 2003. Prices for this capacity reflect market conditions. FERC acceptance of this agreement is expected later in 1997.

	In June 1997, PP&L began a sale of capacity and energy to JCP&L pursuant to an agreement which provides that JCP&L will purchase 150,000 kW of capacity and energy for 12 months, increasing to 200,000 kW in June 1998, and then to 300,000 kW in June 1999 through the end of the agreement in May 2004. Prices for this energy and capacity reflect market conditions.

	In July 1997, FERC accepted a new wholesale power tariff that permits PP&L to sell capacity and energy at market-based rates, both inside and outside the PJM area, subject to certain conditions. This tariff allows
PP&L to become more active in the wholesale market with utilities and other entities, and removes pricing restrictions which in the past had limited
PP&L to charging at or below cost-based rates.

6.  Financial Instruments

	Financial investments decreased by $128 million from December 31, 1996 to June 30, 1997, largely due to the liquidation of long-term investments to make funds more readily available for future investments.

7.  Credit Arrangements and Financing Activity

	From January through July 1997, PP&L Resources issued $51 million of common stock through the DRIP.

	In April 1997, PP&L redeemed $210 million principal amount of four series of first mortgage bonds. Three of the series of first mortgage bonds were redeemed under the maintenance and replacement fund provisions of the mortgage. These series of bonds consisted of $40 million principal amount of the 7% series due 1999; $60 million principal amount of the 7-1/4% series due 2001; and $80 million principal amount of the 7-1/2% series due 2003. The fourth series, $30 million principal amount of the 6-3/4% series due 1997, was redeemed under the optional redemption provisions of that series.

	In April 1997, PP&L instituted a short-term bond program in order to meet certain short-term working capital requirements and to accomplish other corporate purposes. Under this program, a total of $800 million of short-term bonds (having maturities not in excess of 30 days) were issued from time to time, with no more than $150 million of such bonds outstanding at any one time. No such bonds are now outstanding.

	In March and April 1997, PP&L Resources acquired 79.09% ($369 million par value) of the outstanding preferred stock of PP&L in a tender offer.
By obtaining a majority of the 4-1/2% Preferred Stock and a majority of the combined amount of the 4-1/2% Preferred Stock and Series Preferred Stock (collectively, the Preferred Stock), PP&L Resources will be able to waive certain restrictive provisions contained in PP&L's Articles of Incorporation, including limitations on PP&L's ability to increase the authorized number of shares of Preferred Stock, merge or consolidate with other corporations, and issue additional Preferred Stock and unsecured debt.

	To provide financing for a portion of this tender offer, PP&L arranged for the issuance of a total of $250 million of Company-Obligated
Mandatorily Redeemable Preferred Securities (preferred securities) by two Delaware statutory business trusts. These securities consist of four million shares of 8.20% preferred securities issued to the public in April 1997 for $25 per share, for proceeds of $100 million; and six million shares of 8.10% preferred securities issued to the public in June 1997 for $25 per share, for proceeds of $150 million. PP&L owns all of the common securities, representing the remaining undivided beneficial ownership interest in the assets of the trusts. The assets of the trusts consist solely of PP&L's junior subordinated deferrable interest debentures, whose rates and maturities match those of the preferred securities. PP&L has guaranteed all of the trusts' obligations under the preferred securities.
The proceeds of the sale of these preferred securities were loaned by PP&L to PP&L Resources for the tender offer.

	PP&L has credit arrangements with groups of banks, which have committed to lend PP&L up to $295 million. The maturity date for loans under certain of these credit arrangements in the aggregate amount of $45 million has been extended from May 1997 to December 1997.

	PP&L Resources has a revolving credit facility in the amount of $300 million. The maturity date for loans under this credit arrangement has been extended from May 1997 to the end of November 1997, when the facility is due to terminate. Borrowings under this credit facility were $100 million at June 30, 1997. An additional $90 million was borrowed in July to finance a portion of PMDC's purchase of a 25.05% interest in Emel.

8.  Proposed Windfall Profits Tax - PMDC

	In July 1997, the new Labour government in the United Kingdom announced its budget proposals, which include a windfall profits tax on the privatized utilities in the U.K. The tax would be payable in two equal installments in December 1997 and December 1998. Preliminary estimates are that SWEB's windfall profits tax would be approximately 97 million pounds sterling, or about $160 million (depending on exchange rates). Based on this estimate and PMDC's 25% ownership interest in SWEB, PP&L Resources would incur a one-time charge against earnings of about $40 million, or 24 cents per share. PP&L Resources expects to record this charge in the third quarter of 1997.

9.  Proposed Acquisition of Penn Fuel Gas, Inc.

	In June 1997, PP&L Resources entered into an agreement with Penn Fuel Gas, Inc. (PFG), a Pennsylvania corporation, pursuant to which PP&L
Resources would acquire PFG. PFG, with nearly 100,000 customers in Pennsylvania and a few hundred in Maryland, distributes and stores natural gas and sells propane.

	Under the terms of the agreement, PFG would become a wholly-owned subsidiary of PP&L Resources. Upon consummation of the merger, each outstanding PFG common share would be converted into the right to receive between 6.968 and 8.516 shares of PP&L Resources' Common Stock, and each outstanding PFG preferred share would be converted into the right to receive between 0.682 and 0.833 shares of PP&L Resources' Common Stock. Based upon recent New York Stock Exchange closing prices, PP&L Resources expects to issue shares of its Common Stock valued at about $121 million to complete the transaction. The exact conversion rate and number of PP&L Resources' shares to be issued will be based on the market value of the Common Stock of PP&L Resources at the time of the merger. The merger is expected to be treated as a pooling-of-interests for accounting and financial reporting purposes.

	The merger is subject to several conditions, including the receipt of required approvals by the PUC, the Maryland Public Service Commission and the SEC. This acquisition does not require the approval of PP&L Resources' shareholders. The merger is expected to take approximately twelve months to complete.

	In the third quarter of 1997, PP&L Resources will record one-time transaction costs associated with the merger with PFG, which are expected to reduce earnings by about six cents per share of common stock.

10.  Commitments and Contingent Liabilities

	There have been no material changes related to PP&L Resources' or PP&L's commitments and contingent liabilities since the companies filed their joint 1996 Form 10-K, except for the discussion below regarding loan guarantees of affiliated companies and employee relations.

	For discussion pertaining to PP&L Resources' and PP&L's financing matters, see Financial Note 7.

Nuclear Insurance

	PP&L is a member of certain insurance programs which provide coverage for property damage to members' nuclear generating stations. Facilities at the Susquehanna station are insured against property damage losses up to $2.75 billion under these programs. PP&L is also a member of an insurance program which provides insurance coverage for the cost of replacement power during prolonged outages of nuclear units caused by certain specified conditions. Under the property and replacement power insurance programs, PP&L could be assessed retroactive premiums in the event of the insurers' adverse loss experience. The maximum amount PP&L could be assessed under these programs at June 30, 1997 was about $36 million.

	Under provisions of The Price Anderson Amendments Act of 1988, PP&L's public liability for claims resulting from a nuclear incident at the Susquehanna station is limited to about $8.9 billion. PP&L is protected against this liability by a combination of commercial insurance and an industry assessment program. In the event of a nuclear incident at any of the reactors covered by The Price Anderson Amendments Act, PP&L could be assessed up to $151 million per incident, payable at a rate of $20 million per year, plus an additional 5% surcharge, if applicable.

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

	PP&L has met the initial ambient ozone requirements of the Clean Air Act by reducing nitrogen oxide emissions by 40% through the use of low nitrogen oxide burners. Further seasonal (i.e., 5 month) nitrogen oxide reductions to 55% and 75% of pre-Clean Air Act levels for 1999 and 2003, respectively, are specified under the Northeast Ozone Transport Region's Memorandum of Understanding. The PA DEP is finalizing regulations which require PP&L to reduce its ozone seasonal NOx by 57% beginning in 1999.

	The Clean Air Act requires the EPA to study the health effects of hazardous air emissions from power plants and other sources. In this regard, in November 1996 the EPA proposed new national standards for ambient levels of ground-level ozone and fine particulates. The new standards, if implemented, may result in the EPA mandating additional NOx and SO2 reductions from utility boilers in the 2005-2010 timeframe. NOx reductions to meet the new ozone standard are likely to be in the range of the 75% seasonal NOx reductions that are specified under the Memorandum of Understanding in 2003 and beyond. However, to meet the new fine particulate standards, the EPA may mandate additional SO2 reductions significantly greater than those now planned for the acid rain program and extend the NOx reductions required by the Memorandum of Understanding from seasonal to year-round.

	Expenditures to meet the Memorandum of Understanding requirements for 1999 are included in the table of projected construction expenditures in the Review of the Financial Condition and Results of Operations under the caption "Financial Condition - Capital Expenditure Requirements" on page 32 of the 1996 Form 10-K. PP&L currently estimates that additional capital expenditures and operating costs for environmental compliance under the Clean Air Act will be incurred beyond 2001 in amounts which are not now determinable but which could be material.

	Water and Residual Waste

	DEP residual waste regulations set forth requirements for existing ash basins at PP&L's coal-fired generating stations. To address these DEP regulations, PP&L has installed dry fly ash handling systems at most of its power stations, which eliminate the need for ash basins. In other cases, PP&L has modified the existing facilities to allow continued operation of the ash basins under a new DEP permit. Any groundwater contamination caused by the basins must also be addressed. Any new ash disposal facility must meet the rigid siting and design standards set forth in the regulations.

	Groundwater degradation related to fuel oil leakage from underground facilities and seepage from coal refuse disposal areas and coal storage piles has been identified at several PP&L generating stations. Remedial
work is substantially completed at two generating stations.   At this time,
there is no indication that remedial work will be required at other PP&L generating stations.

	The current Montour station NPDES permit contains stringent limits for certain toxic metals and increased monitoring requirements. Depending on the results of toxic reduction studies in progress, additional water treatment facilities may be needed at this station.

	Capital expenditures through the year 2001 to comply with the residual waste regulations, correct groundwater degradation at fossil-fueled generating stations, and address waste water control at PP&L facilities are included in the table of construction expenditures in the Review of the Financial Condition and Results of Operations under the caption "Financial Condition - Capital Expenditure Requirements" on page 32 of the 1996 Form 10-K. In this regard, PP&L currently estimates that $12 million of additional capital expenditures may be required in the next four years and $67 million of additional capital expenditures could be required beyond the year 2001. Actions taken to correct groundwater degradation, to comply with the DEP's regulations and to address waste water control are also expected to result in increased operating costs in amounts which are not now determinable but could be material.

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

	At June 30, 1997, PP&L had accrued $9.4 million, representing the amount PP&L can reasonably estimate it will have to spend to remediate sites involving the removal of hazardous or toxic substances including those covered by the consent order mentioned above. Future cleanup or remediation work at sites currently under review, or at sites not currently identified, may result in material additional operating costs which PP&L cannot estimate at this time. In addition, certain federal and state statutes, including Superfund and the Pennsylvania Hazardous Sites Cleanup Act, empower certain governmental agencies, such as the EPA and the DEP, to seek compensation from the responsible parties for the lost value of damaged natural resources. The EPA and the DEP may file such compensation claims against the parties, including PP&L, held responsible for cleanup of such sites. Such natural resource damage claims against PP&L could result in material additional liabilities.

	Other Environmental Matters

	In addition to the issues discussed above, PP&L may be required to modify, replace or cease operating certain facilities to comply with other statutes, regulations and actions by regulatory bodies or courts involving environmental matters, including the areas of water and air quality, hazardous and solid waste handling and disposal, toxic substances and electric and magnetic fields. In this regard, PP&L also may incur capital expenditures, operating expenses and other costs in amounts which are not now determinable, but which could be material.

Loan Guarantees of Affiliated Companies

	PMDC has guaranteed a subsidiary's pro rata share of the outstanding portion of certain debt issuances of an affiliate. At June 30, 1997, $14 million of such loans were guaranteed by PMDC. PMDC's guarantee is expected to increase to $20 million during 1998, as the affiliate draws down the balance of its debt facility.

	In addition, Spectrum has a $1 million line of credit, which is guaranteed by PP&L Resources.

Employee Relations

	As of June 30, 1997, PP&L had a total of 6,359 full-time employees. Approximately 65 percent of these employees were represented by the IBEW. The previous three-year agreement with the IBEW expired in May 1997, and PP&L and the IBEW agreed to extend all provisions of that labor agreement through May 1998.

11.  New Accounting Standards

	During 1997, the FASB issued SFAS 128, Earnings Per Share; SFAS 129, Disclosure of Information about Capital Structure; SFAS 130, Reporting Comprehensive Income; and SFAS 131, Disclosures About Segments of an Enterprise and Related Information. SFAS 128, SFAS 129, and SFAS 131 are effective for financial statements issued for periods ending after December 15, 1997. SFAS 130 is effective in 1998. The adoption of these statements is not expected to have a significant impact on PP&L Resources' or PP&L's financial statements.

        PP&L Resources, Inc. and Pennsylvania Power & Light Company

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations

	Certain statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts, are "forward-looking statements" within the meaning of the federal securities laws. Although PP&L Resources and PP&L believe that the expectations reflected in these statements are reasonable, there can be no assurance that these expectations will prove to have been correct. These forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in the forward-looking statements. The following are among the important factors that could cause actual results to differ materially from the forward-looking statements: state and federal regulatory treatment, especially the PUC's disposition of PP&L's April 1, 1997 restructuring filing; new state or federal legislation; national or regional economic conditions; weather variations affecting customer usage; competition in retail and wholesale power markets; the need for and effect of any business or industry restructuring; PP&L Resources' and PP&L's profitability and liquidity; new accounting requirements or new interpretations or applications of existing requirements; system conditions and operating costs; performance of new ventures; political, regulatory or economic conditions in foreign countries; exchange rates; and PP&L Resources' and PP&L's commitments and liabilities. Any such forward-looking statements should be considered in light of such important factors and in conjunction with PP&L Resources' and PP&L's other documents on file with the SEC.

	The financial condition and results of operations of PP&L are currently the principal factors affecting the financial condition and results of operations of PP&L Resources. All fluctuations, unless specifically noted, are primarily due to activities of PP&L. All nonutility operating transactions are included in "Other Income and (Deductions) - Net" on the PP&L Resources' Consolidated Statement of Income. This discussion should be read in conjunction with the section entitled "Review of the Financial Condition and Results of Operations of PP&L Resources, Inc. and Pennsylvania Power & Light Company" in PP&L Resources' and PP&L's Annual Report to the SEC on Form 10-K for the year ended December 31, 1996.

	Terms and abbreviations appearing in Management's Discussion and Analysis of Financial Condition and Results of Operations are explained in the glossary.


                           Results of Operations

	The following discussion explains material changes in principal items on the Consolidated Statement of Income comparing the three months and six months ended June 30, 1997, to the comparable periods ended June 30, 1996.

	The Consolidated Statement of Income reflects the results of past operations and is not intended as any indication of the results of future operations. Future results of operations will necessarily be affected by various and diverse factors and developments. Furthermore, because results for interim periods can be disproportionately influenced by various factors and developments and by seasonal variations, the results of operations for interim periods are not necessarily indicative of results or trends for the year.

Earnings
                                    Comparison of Earnings - June 30
                                  Three Months Ended   Six Months Ended
                                    1997     1996        1997     1996
Earnings per share - excluding
  weather variances                 $.39     $.36       $1.15   $1.05
Weather variances on billed sales             .02       (0.04)   0.06
Earnings per share - reported       $.39     $.38       $1.11   $1.11

	Earnings per share, excluding weather variances, improved by $.03 for the three months ended June 30, 1997, and by $.10 for the first six months of 1997, when compared with the same periods in 1996. Earnings improvement for these periods, on a weather-normalized basis, was primarily the net effect of the following:

                                           June 30, 1997 vs. June 30, 1996
                                               Three Months   Six Months
                                                  Ended          Ended
                                                      (per share)

o Higher base rate revenues, due to unbilled
  revenues and moderate growth in weather-
  normalized sales;                               $               $0.04

o Net reduction in revenues due to the
  phase-down of the contract with JCP&L;          (0.02)          (0.05)

o Higher PMDC earnings, primarily from SWEB;       0.02            0.05

o Higher other operating revenues, primarily
  due to increased sales of reservation of
  electrical output to other utilities;            0.03            0.05

o Decrease in preferred dividends, net of
  distributions on preferred securities;           0.02            0.02

o Higher depreciation expense due to plant
  additions; and                                  (0.01)          (0.02)

o Other                                           (0.01)           0.01

       Earnings Improvement                       $0.03           $0.10

	The reduction in contractual bulk power sales to JCP&L and other major utilities will continue to adversely affect earnings over the next few years. PP&L has increased its efforts to sell this returning energy and capacity on the open market; however, the price received for this capacity and energy on the open market is currently less than the amount received pursuant to the contract.

	In addition, the Customer Choice Act, enacted to restructure the state's electric utility industry to create retail access to a competitive market for generation of electricity, could have a major impact on the future financial performance of PP&L. See "PUC Restructuring Proceeding" for additional information.

	In July 1997, the new Labour government in the United Kingdom announced its budget proposals, which include a windfall profits tax on the privatized utilities in the U.K. Based on preliminary estimates and PMDC's 25% ownership interest in SWEB, PP&L Resources would incur a one-time charge against earnings of about 24 cents per share. PP&L Resources expects to record this charge in the third quarter of 1997. See Financial
Note 8 for additional information on the windfall profits tax.

Electric Energy Sales

	The increase (decrease) in PP&L's electric energy sales was attributable to the following:
                             June 30, 1997 vs. June 30, 1996
                              Three Months       Six Months
                                 Ended             Ended
                                    (Millions of Kwh)
Service Area Sales:
  Residential                     (57)              (424)
  Commercial                       22                (42)
  Industrial                       54                161
  Other                            (5)               (14)
    Total Service Area Sales       14               (319)
Wholesale Energy Sales            716              1,116

    Total                         730                797

	Service area sales of 7.5 billion kwh for the three months ended June 30, 1997 were essentially unchanged from the same period in 1996. If normal weather conditions had been experienced in both the second quarter of 1996 and 1997, service area sales would have increased by about 117 million kwh, or 1.6%, over the same period of 1996.

	Service area sales were 16.4 billion kwh for the six months ended June 30, 1997, a decrease of 319 million kwh, or 1.9%, from the first six months of 1996. This change was primarily due to a mild winter heating season in 1997 when compared to 1996. Sales to the Residential and Commercial classes declined by 6.5% and 0.8%, respectively, for the period, and Industrial sales increased by 3.3%. Under normal weather conditions service area sales would have increased by about 179 million kwh, or 1.1%, over the same period of 1996.

	Wholesale energy sales, which includes sales to other utilities and energy marketers, through contracts, spot market transactions or power pool arrangements, were 4.3 billion kwh for the three months ended June 30, 1997, an increase of 716 million kwh, or 19.8%, from the same period of 1996, despite the reduction in PP&L's contractual bulk power sales to JCP&L. This increase was primarily the result of the increased spot market transactions. For the six months ended June 30, 1997, the increase in wholesale energy sales was 1.1 billion kwh, or 15.9%.

Operating Revenues

	The increase in total operating revenues was attributable to the following:

                                         June 30, 1997 vs. June 30, 1996
                                          Three Months       Six Months
                                             Ended             Ended
                                              (Millions of Dollars)

Base Rate Revenues - Service Area Sales
     Sales volume and sales mix               $ 5               $ 8
     Unbilled revenues                         (2)                7
     Weather effect                            (8)              (39)

Wholesale Revenues
     Energy and capacity                       12                21
     Reservation charges and other              8                14

Other                                           2                 3
                                              $17               $14

	Operating revenues increased by $17 million, or 2.5%, during the three months ended June 30, 1997, from the same period in 1996. Revenue from sales of energy and capacity to wholesale customers increased by $12 million over the prior year, despite the phase-down of the capacity and energy agreement with JCP&L. These results continue to reflect PP&L's increased emphasis on competing in wholesale markets. This emphasis is also reflected in the increase in revenues from the sales of capacity credits, reservation charges and transmission entitlements in the second quarter of 1997. Moderate sales growth to PUC and FERC jurisdictional customers also contributed to the increase in revenues. Mild weather patterns in the second quarter of 1997, in comparison to 1996, offset these revenue gains by about $8 million.

	Operating revenues increased by $14 million, or 1.0%, during the six months ended June 30, 1997, when compared with the first half of 1996. Revenue increases are attributable to the same factors identified above for the second quarter, as well as higher unbilled revenues. However, weather caused an even more unfavorable impact during the six months ended June 30, 1997, versus June 30, 1996. Weather changes, most notably the extremely cold winter in 1996 versus a mild winter in 1997, decreased revenues by about $39 million for this period.

PUC Restructuring Proceeding

	In December 1996, Pennsylvania enacted the Customer Choice Act to restructure its electric utility industry in order to create retail access to a competitive market for the generation of electricity. In accordance with that legislation, PP&L filed its restructuring plan with the PUC on April 1, 1997. Numerous parties have intervened in this proceeding.
The PUC is required to take action on PP&L's filing by January 1998.

	Under the Customer Choice Act, the PUC is authorized to determine the amount of PP&L's stranded costs to be recovered through a non-bypassable competitive transition charge (CTC) to be paid by all PUC-jurisdictional customers who receive transmission and distribution service from PP&L. Stranded costs are defined in the Customer Choice Act as "generation-related costs... which would have been recoverable under a regulated environment but which may not be recoverable in a competitive generation market and which the PUC determines will remain following mitigation by the electric utility."

	PP&L's restructuring plan includes a claim of $4.6 billion for stranded costs. Pursuant to the Customer Choice Act, this claim is comprised of the following categories:

	1. Net plant investments and costs attributable to existing generation plants and facilities, disposal of spent nuclear fuel, retirement costs attributable to existing generating plants and employee-related transition costs;

	2. Prudently incurred costs related to the cancellation, buyout, buydown or renegotiation of NUG contracts; and

	3. Regulatory assets and other deferred charges typically recoverable under current regulatory practice and cost obligations under PUC-approved contracts with NUGs.

	The following are the components of PP&L's stranded cost claim included in its rebuttal testimony filed with the PUC in August 1997 (a net increase of $30 million from the amount included in PP&L's 1997 filing):

                                           Amount
     Category of Stranded Cost     (Millions of Dollars)

            Nuclear Generation(a)         $2,873
            Fossil Generation(a)             757
            NUG Contracts                    657
            Regulatory Assets                354
                                          $4,641

     (a) Includes deferred income taxes related to generation assets.

	In determining the appropriate amount of stranded cost recovery, the Customer Choice Act requires the PUC to consider the extent to which an electric utility has taken steps to mitigate stranded costs by appropriate means that are reasonable under the circumstances. Mitigation efforts undertaken over time prior to the enactment of the Customer Choice Act are to be considered of equal importance by the PUC in determining an electric utility's stranded costs as actions taken after the passage of the Customer Choice Act. In its restructuring plan, PP&L described its extensive efforts to mitigate its stranded costs, resulting in a reduction in its stranded cost claim of over $1 billion.

	In July 1997, testimony was filed by eleven other parties in the restructuring proceeding. In this regard, the PUC's OTS recommends that PP&L be permitted to recover $3.2 billion of its stranded costs; the PP&L Industrial Customer Alliance recommends recovery of $661 million; and the OCA recommends recovery of $383 million. Under Pennsylvania law, in proceedings before the PUC, the OCA and the OTS have advocacy roles. Testimony filed by the OCA and OTS carries no more weight than testimony filed by any party in the proceeding.

  Evidentiary hearings in this matter will be held in late August.
A recommended decision from the Administrative Law Judge hearing the case is expected by mid-November, with a final PUC order due in January 1998. PP&L cannot predict the outcome of this proceeding.

	The ultimate impact of the Customer Choice Act on PP&L's financial health will depend on numerous factors, including:

	1. The amount of stranded cost recovery approved by the PUC, the PUC's overall treatment of PP&L's filing and the effect of the rate cap imposed under the provisions of the Customer Choice Act;

	2.  The actual market price of electricity over the transition period;

	3.  Future sales levels; and

	4. The extent to which the regulatory framework established by the Customer Choice Act will continue to be applied.

	Under the Customer Choice Act, PP&L's rates to PUC-jurisdictional customers are capped at the level in effect on January 1, 1997 through mid-2001 for transmission and distribution services and through the year 2005 for generation customers. By applying the CTC proposed in its restructuring plan (which is restricted by the rate cap) through the year 2005, PP&L anticipates collecting approximately $4 billion of its stranded costs. Based on these projections, the remaining $600 million would be reflected as lower cash flow to PP&L after the transition period than would have occurred with continued regulated rates.

	In this regard, it should be noted that PP&L's stranded cost claim included in the restructuring plan is based on a projection of future market prices and assumes a significant portion of PP&L's stranded costs will be recovered by way of increased market prices for electricity. This increase may or may not occur. To the extent that the market price of electricity does not increase as projected, or other projections such as future sales levels do not actually occur, PP&L could experience a lower recovery of stranded costs.

	If the PUC permits full recovery of PP&L's stranded costs, including full recovery of all regulatory assets and above-market NUG costs over the transition period, PP&L estimates that its net income over the transition period would be reduced by about 5% of projected net income.

	However, the PUC may make adjustments to components or assumptions included in the restructuring plan that could have an adverse effect on the amount of the CTC or the categories of stranded costs that are recoverable through the CTC. As a result of these uncertainties, PP&L cannot determine whether and to what extent it may be subject to a write-off or a reduction in earnings until the PUC issues an order with respect to the restructuring plan. Based on the substantial amounts involved in the restructuring plan, should PP&L be required to incur a write-off, it could be material in amount. Accordingly, PP&L is unable to predict the ultimate effect of the Customer Choice Act or the PUC's disposition of the restructuring plan on its financial position, results of operation or its need or ability to issue securities to meet future capital requirements.

	The Customer Choice Act permits the issuance of "transition bonds" securitized by CTC revenues to finance the payment of stranded costs. PP&L is considering whether to seek to securitize some portion of its stranded cost claim, which would require the approval of the PUC in a qualified rate order.

	In a related matter, certain parties filed suits in March 1997 in Pennsylvania Commonwealth Court challenging the constitutionality of the Customer Choice Act. PP&L has intervened in this proceeding in support of the Customer Choice Act.

Rate Matters

	Reference is made to PP&L Resources' and PP&L's Annual Report to the SEC on Form 10-K for the year ended December 31, 1996, regarding the PUC Decision. The OCA appealed three issues from the PUC Decision to the Pennsylvania Commonwealth Court. In May 1997, the Commonwealth Court issued its opinion on the OCA's appeal.

	The first issue was the recovery of deferrals under SFAS 106. PP&L had requested recovery of $27 million of increased costs for post-retirement benefits caused by the change to accrual accounting of those costs under SFAS 106. The PUC had allowed this recovery, and the Commonwealth Court upheld the PUC's decision.

	The second issue was the recovery of $19 million of carrying charges and operating expenses incurred from the date of commercial operation of Susquehanna Unit 2 until the plant was recognized in rates. PP&L had requested recovery of those costs to be amortized over ten years. The PUC had allowed this recovery, and the Commonwealth Court upheld the PUC's decision.

	The third issue was the recovery of Gross Receipts Tax (GRT) on uncollectible revenues. PP&L had requested an allowance for GRT on the full amount of revenue approved by the PUC, while the OCA had proposed a $745,000 adjustment to disallow GRT on revenues that PP&L will not be able to collect. The PUC had rejected the OCA's proposed adjustment. The Commonwealth Court reversed the PUC and remanded that issue to the PUC for recalculation of the allowance.

	In June 1997, the OCA filed a petition for allowance of appeal with the Pennsylvania Supreme Court requesting review of the Commonwealth Court's decision on the SFAS 106 issue. PP&L and the PUC have filed briefs opposing the OCA's petition. This is not an appeal of right and the Supreme Court has the discretion to grant or deny the OCA's request for review. PP&L cannot predict the final outcome of this matter.

	In January 1996, PP&L filed a request with the FERC to incorporate a change in the method of calculating depreciation under its contracts with four major electric utility customers (Atlantic, BG&E, JCP&L, and UGI).
PP&L also sought to increase the charges to those customers for nuclear decommissioning costs. A settlement of this case was approved by the FERC in June 1997, under terms which have no material effect on PP&L.

Power Purchases

	Purchased power for the three and six months ended June 30, 1997 increased $30 million and $55 million, respectively, over the comparable periods in 1996. These increases were primarily due to greater quantities of power purchased from other utilities to meet planned and unplanned outages at the Susquehanna station and to meet increased energy marketing activities.

Other Operation and Maintenance Expense

	Other operation and maintenance expenses decreased by $12 million and $22 million, respectively, for the three and six months ended June 30, 1997 over the comparable periods in 1996. Excluding the effect of underrecovered energy costs, operation and maintenance expenses remained essentially unchanged from 1996. Beginning in 1997, underrecovered energy costs are recorded as a reduction of operating expense; prior to 1997, these underrecovered costs were accrued as energy revenues.

Other Income and (Deductions) - Net

	Other income and deductions increased during the three and six months ended June 30, 1997 when compared with the same periods in 1996. These increases reflect improvements in PMDC's earnings, largely due to the acquisition of an interest in SWEB in July 1996. The increased earnings from PMDC were partially offset by decreases in the earnings of CEP's investments. About $99 million of CEP's investments were liquidated in the first six months of 1997 to make funds available for other corporate investments.

                            Financial Condition


Financing Activities

	The following financings have occurred through July 31, 1997:

	o	From January through July 1997, PP&L Resources issued $51 million of common stock through the DRIP.

	o	In April 1997, PP&L redeemed $210 million principal amount of four series of first mortgage bonds.

	o	PP&L Resources obtained 79.09% of the outstanding preferred stock of PP&L pursuant to a tender offer in March and April 1997.

	o	To provide financing for a portion of this tender offer, PP&L arranged for two Delaware statutory business trusts to issue a total of $250 million of preferred securities supported by a corresponding amount of junior subordinated deferrable interest debentures issued by PP&L to the trusts. Specifically in April and June 1997 the trusts issued $100 million and $150 million of preferred securities, respectively.

	o	PP&L Resources' $300 million revolving credit facility was
extended to the end of November 1997.  In April 1997, PP&L
Resources repaid $35 million of the $135 borrowed under this facility. In July 1997, PP&L Resources borrowed an additional $90 million to finance a portion of PMDC's purchase of a 25.05% interest in Emel.

	Refer to Financial Note 7 for additional information.

Financing and Liquidity

	The change in cash and cash equivalents for the six months ended June 30, 1997 decreased $237 million for PP&L Resources from the comparable period in 1996. The reasons for this change were:

o	A $47 million decrease in cash provided by operating activities due to cash outflows for a refueling outage of Susquehanna Unit 2 and a buyout of a contract with a non-utility generator.

o	A $313 million increase in cash used in financing activities as a result of PP&L Resources acquiring 79% of PP&L preferred stock for a cost, including a premium and associated costs of purchase, of $380 million. There was also a $106 decrease in the issuance of long-term debt and a $65 million increase in the retirement of long-term debt. Offsetting these financing activities was the issuance of $250 million of preferred securities.

o	A $123 million decrease in cash used in investing activities due to a few subsidiaries liquidating long-term investments to make funds available for other investments.

	PP&L's projected internally generated funds would be sufficient to permit PP&L to retire about $550 million of its long-term debt during 1998-2001.

	Outside financing, in amounts not currently determinable, or the liquidation of certain financial investments, may be required over the next five years to finance investment opportunities in worldwide energy projects by PMDC.

Financial Indicators

	The ratio of pre-tax income to interest charges remained unchanged at
3.8 for the six months ended June 30, 1997, compared to the same period in 1996. The annual per share dividend rate on common stock was also unchanged at $1.67 per share. The ratio of the market price to book value of common stock was 116% at June 30, 1997, compared with 142% at June 30, 1996.

Unregulated Investments

	PMDC continues to pursue opportunities to develop and acquire electric generation, transmission and distribution facilities in the United States and abroad.

	As of June 30, 1997, PMDC had investments and commitments in the amount of approximately $370 million in distribution, transmission and generation facilities in the United Kingdom, Bolivia, Peru, Argentina, Spain, Portugal and Chile. PMDC's principal investments to date are in SWEB and Emel. Refer to Financial Note 8 for information regarding the effect of the U.K.'s windfall profits tax on SWEB.

	In July 1997, PMDC purchased a 25.05 percent interest in Emel for approximately $115 million. Emel is a Chilean holding company that has majority interests in six electric distribution companies located in Chile and Bolivia. Emel's electric distribution company holdings make it the third largest distributor of electricity in Chile and the second largest in Bolivia, serving a total of 535,000 customers in those countries. Contemporaneously with financial closing, which occurred in July 1997, PMDC entered into a shareholders' agreement that enables PMDC and another major shareholder, Las Espigas Group, to control Emel's board of directors. The $115 million purchase price is included in the $370 million of investments and commitments discussed above.

	PP&L Resources' other unregulated subsidiary, Spectrum, offers energy-related products and services to PP&L's existing customers and to others outside of PP&L's service territory. Other subsidiaries may be formed by PP&L Resources to take advantage of new business opportunities.

Commitments and Contingent Liabilities

	There have been no material changes related to PP&L Resources' or PP&L's commitments and contingent liabilities since the companies filed their joint 1996 Form 10-K, except for the discussions in Financial Note 10 -- "Commitments and Contingent Liabilities" regarding loan guarantees of affiliated companies and employee relations.

Increasing Competition

	Background

	The electric utility industry has experienced and will continue to experience a significant increase in the level of competition in the energy supply market. PP&L has publicly expressed its support for full customer choice of electricity suppliers for all customer classes. PP&L is actively involved in efforts at both the state and federal levels to encourage a smooth transition to full competition. PP&L believes that this transition to full competition should provide for the recovery of a utility's stranded costs, which are generation-related costs that traditionally would be recoverable in a regulated environment but which may not be recoverable in a competitive electric generation market.

	Pennsylvania Activities

	Reference is made to "PUC Restructuring Proceeding" for a discussion of PP&L's April 1997 filing of its restructuring plan pursuant to the Customer Choice Act.

	PP&L has filed a proposed retail access pilot program with the PUC in accordance with the applicable provisions of the Customer Choice Act and PUC guidelines. Under its pilot program, approximately 54,000 PP&L residential, commercial and industrial customers -- representing about 5% of PP&L's average annual peak load -- will have an opportunity to purchase energy and capacity from alternative suppliers. PP&L will provide all transmission and distribution, customer service and back-up energy supply services to participating customers. Only those alternative suppliers licensed by the PUC and in compliance with the state tax obligations set forth in the Customer Choice Act may participate in the pilot programs.

	In May 1997, the PUC issued a preliminary opinion and order approving and revising PP&L's proposed pilot program. PP&L has filed comments to the Commission's preliminary order. The other major electric utilities in Pennsylvania received similar preliminary orders and filed comments. A number of the major parties entered into a joint settlement agreement resolving all of the issues in these proceedings. Although not signatories to the joint settlement agreement, the OCA and the OSBA filed letters indicating that they did not object to it. Several alternative suppliers and an environmental group have opposed the settlement. Evidentiary hearings have been held regarding the reasonableness of the settlement, and a PUC final order is expected by the end of August.

	In June 1997, the PUC approved PP&L's application for a license to act as an electric generation supplier. This license will permit PP&L to participate in the various retail access pilot programs of other
Pennsylvania utilities presently under review by the PUC.

	Federal Activities

	Legislation has been introduced in the U.S. Congress that would give all retail customers the right to choose among competitive suppliers of electricity as early as 2000.

	In addition, in April 1996 the FERC adopted rules on competition in the wholesale electricity market primarily dealing with open access to transmission lines, recovery of stranded costs, and information systems for displaying available transmission capability (FERC Orders 888 and 889). These rules required all electric utilities to file open access transmission tariffs by July 9, 1996. The rules also provided that utilities are entitled to recover from certain wholesale requirements customers all "legitimate, verifiable, prudently incurred stranded costs." The FERC has provided recovery mechanisms for wholesale stranded costs, including stranded costs resulting from municipalization. Wholesale contracts signed after July 11, 1994 must contain explicit provisions addressing recovery of stranded costs. For requirements contracts signed before that date, a utility may seek recovery if it can show that it had a reasonable expectation of continuing to serve the customer after the contract term. Finally, the rules required that power pools file pool-wide open access transmission tariffs and modified bilateral coordination agreements reflecting the removal of discriminatory provisions by December 31, 1996.

	In July 1996, PP&L filed the open access transmission tariff required by FERC Order 888. Under the new FERC rules, that tariff became effective on July 9, 1996, subject to refund. The non-rate terms and conditions of that tariff were accepted by FERC. Several parties moved to intervene and protested the new rates. On July 31, 1997, FERC rejected PP&L's rates and ordered that the pre-existing rates, which had been placed into effect on May 27, 1996, be inserted into the tariff.

	In March 1997, the FERC issued Orders 888-A and 889-A. Among other things, these orders required utilities to make certain changes to the non-rate terms and conditions of their open access transmission tariffs. In July 1997, in compliance with Order 888-A, PP&L filed a revised open access transmission tariff. PP&L also requested in that filing that FERC approve certain transmission tariff rate changes. The FERC has not yet acted on that filing.

	Under the new rules, 16 small utilities which have power supply agreements with PP&L signed before July 11, 1994, requested and were provided with PP&L's current estimate of its stranded costs applicable to these customers if they were to terminate their agreements in 1999. Based upon a formula set forth in FERC Order 888 and applicable only to wholesale requirements customers, and based upon data unique to the agreements between PP&L and these customers, PP&L estimated that the stranded costs associated with service to these wholesale customers would be approximately $125 million. As a result of a protest by these parties against such recovery, hearings were conducted at FERC in March 1997 and June 1997 regarding PP&L's right to recover these stranded costs. Further proceedings in this matter have been suspended pending the negotiation and approval by the FERC of a settlement with these customers.

	In December 1996, the PJM companies submitted a compliance filing with the FERC, which proposed a pool-wide pro forma transmission tariff and a revised interconnection agreement and transmission owners agreement designed to accommodate open, non-discriminatory participation in the pool. FERC accepted the PJM tariff and proposed rates, subject to refund, and they went into effect on March 1, 1997. In June 1997, all of the PJM companies, except PECO, filed with the FERC proposals to amend the PJM tariff and restructure the PJM pool. PECO filed a separate request with the FERC to amend the PJM tariff and restructure the PJM pool. The FERC has not yet acted on these filings.

	In July 1997, FERC accepted a new wholesale power tariff that permits PP&L to sell capacity and energy at market-based rates, both inside and outside the PJM area, subject to certain conditions. This tariff allows
PP&L to become more active in the wholesale market with utilities and other entities, and removes pricing restrictions which in the past had limited
PP&L to charging at or below cost-based rates.

                          PP&L RESOURCES, INC. AND
            PENNSYLVANIA POWER & LIGHT COMPANY AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

	Reference is made to Notes to Financial Statements for information concerning rate matters.


Item 4.  Submission of Matters to a Vote of Security Holders

	At PP&L Resources' Annual Meeting of Shareowners held on April 23, 1997, the shareowners:

	(1) Elected all four nominees for the office of director. The vote for all nominees was 125,074,853. The votes for individual nominees were as follows:

	                                         Number of Votes
                                       For           Withhold Authority

	     E. Allen Deaver          123,958,177            3,294,214
	     Nance K. Dicciani        123,932,317            3,320,074
	     Elmer D. Gates           123,538,150            3,714,241
	     Norman Robertson         123,760,294            3,492,097

	     The vote to withhold authority for all nominees was 2,177,538.

	(2) Ratified the appointment of Price Waterhouse LLP as independent auditors for year ended December 31, 1997. The vote was 124,872,330 in favor and 1,169,088 against, with 1,210,973 abstaining.

	At PP&L's Annual Meeting of Shareowners held on April 23, 1997, the shareowners:

	(1) Elected all four nominees for the office of director. The vote for all nominees was 160,565,641. The votes for individual nominees were as follows:

	                                         Number of Votes
                                        For          Withhold Authority

	     E. Allen Deaver          160,570,090             5,849
	     Nance K. Dicciani        160,569,761             6,178
	     Elmer D. Gates           160,568,987             6,952
	     Norman Robertson         160,569,566             6,373

	     The vote to withhold authority for all nominees was 5,849.

Item 6.  Exhibits and Reports on Form 8-K

	(a)  Exhibits

	     27 - Financial Data Schedule

	(b)  Reports on Form 8-K

	     Report dated April 2, 1997 and May 2, 1997

	     Item 7. Financial Statements, Pro Forma Financial Information and Exhibits

	    Information regarding PP&L's restructuring plan filed with the PUC pursuant to the provisions of Pennsylvania's Customer Choice Act.

	     Report dated June 30, 1997

	     Item 5.  Other Events

	     Information regarding PP&L Resources' acquisition of Penn Fuel
Gas, Inc.

Glossary of Terms and Abbreviations

Atlantic - Atlantic City Electric Company

BG&E - Baltimore Gas & Electric Company

CEP (CEP Group, Inc.) - a wholly-owned subsidiary of PP&L

Clean Air Act (Federal Clean Air Act Amendments of 1990) - legislation passed by Congress to address environmental issues including acid rain, ozone and toxic air emissions

CTC - Competitive transition charge

Customer Choice Act - Electricity Generation Customer Choice and
Competition Act

DEP - Pennsylvania Department of Environmental Protection

DRIP (Dividend Reinvestment Plan) - program available to shareowners of PP&L Resources' common stock and PP&L preferred stock to reinvest dividends in PP&L Resources' common stock instead of receiving dividend checks

EITF - Emerging Issues Task Force

Emel - Empresas Emel, S.A., a Chilean electric distribution holding company

EPA - Environmental Protection Agency

FASB (Financial Accounting Standards Board) - a rulemaking organization that establishes financial accounting and reporting standards

FGD - Flue gas desulfurization equipment installed at coal-fired power plants to reduce sulfur dioxide emissions

FERC (Federal Energy Regulatory Commission) - government agency that regulates interstate transmission and sale of electricity and related matters

GRT - Gross Receipts Tax

IBEW - International Brotherhood of Electrical Workers

JCP&L - Jersey Central Power & Light Company

Major utilities - Atlantic, BG&E and JCP&L

NOx - Nitrogen oxide

NPDES - National Pollutant Discharge Elimination System

NUG (Non-Utility Generator) - generating plant not owned by regulated utilities. If the NUG meets certain criteria, its electrical output must be purchased by public utilities as required by PURPA.

OBSA - Office of Small Business Advocate

OCA - Pennsylvania Office of Consumer Advocate

OTS - Office of Trial Staff

PCB (Polychlorinated Biphenyl) - additive to oil used in certain electrical equipment up to the late 1970s. Now classified as a hazardous chemical.

PECO - PECO Energy Company

PFG - Penn Fuel Gas, Inc.

PJM (Pennsylvania - New Jersey - Maryland Interconnection Association) - Mid-Atlantic power pool consisting of 11 operating electric utilities, including PP&L

PMDC (Power Markets Development Company) - PP&L Resources' unregulated subsidiary formed to invest in and develop world-wide power markets

PP&L - Pennsylvania Power & Light Company

PP&L Resources (PP&L Resources, Inc.) - parent holding company of PP&L, PMDC and Spectrum preferred securities - Company-obligated mandatorily redeemable preferred securities

PUC (Pennsylvania Public Utility Commission) - agency that regulates certain ratemaking, accounting, and operations of Pennsylvania utilities

PUC Decision - final order issued by the PUC on September 27, 1995 pertaining to PP&L's base rate case filed in December 1994

SEC - Securities and Exchange Commission

SFAS (Statement of Financial Accounting Standards) - accounting and financial reporting rules issued by the FASB

Small utilities - utilities subject to FERC jurisdiction whose billings include base rate charges and a supplemental charge or credit for fuel costs over or under the levels included in base rates

SO2 - Sulfur dioxide

Spectrum (Spectrum Energy Services Corporation) - PP&L Resources' unregulated subsidiary formed to offer energy related products and services

Superfund - Federal and state legislation that addresses remediation of contaminated sites

SWEB - South Western Electricity Board plc, a British regional electric utility company

UGI - UGI Corporation

U.K. - United Kingdom

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


                                    PP&L Resources, Inc.
                                        (Registrant)

                              Pennsylvania Power & Light Company
                                        (Registrant)





Date:  August 14, 1997               /s/ R. E. Hill
                                         R. E. Hill
                                Senior Vice President-Financial
                                   (PP&L Resources, Inc. and
                              Pennsylvania Power & Light Company)



                                     /s/ J. J. McCabe
                                         J. J. McCabe
                               Vice President & Controller (PP&L
                                 Resources, Inc. and Pennsylvania
                                 Power & Light Company)