Form 10-K405
period 1997-12-31
PP&L INC
filed 1998-03-03
CIK 317187

                           UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.   20549

                              FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the fiscal year ended December 31, 1997

                                 OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from _________ to

Commission File    Registrant; State of Incorporation;   IRS Employer
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

Common Stock of PP&L Resources, Inc.    New York & Philadelphia
                                        Stock Exchanges


Preferred Stock of PP&L, Inc.
  4-1/2%                         New York & Philadelphia Stock Exchanges
  3.35% Series                   Philadelphia Stock Exchange
  4.40% Series                   New York & Philadelphia Stock Exchanges
  4.60% Series                   Philadelphia Stock Exchange

Company-obligated Mandatorily Redeemable Securities of PP&L, Inc.
  8.20% Series ($25 stated value)(a)       New York Stock Exchange
  8.10% Series ($25 stated value)(b)       New York Stock Exchange

(a) Issued by PP&L Capital Trust and guaranteed by PP&L, Inc.
(b) Issued by PP&L Capital Trust II and guaranteed by PP&L, Inc.

Securities registered pursuant to Section 12(g) of the Act:  None




	Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                 PP&L Resources, Inc.                [ X ]
                 PP&L, Inc.                          [ X ]

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

  PP&L Resources, Inc.                   Yes  X        No
  PP&L, Inc.                             Yes  X        No



The aggregate market value of the voting common stock held by non-affiliates of PP&L Resources, Inc. at January 31, 1998 was
$3,670,816,160. PP&L Resources, Inc. held all 157,300,382 outstanding common shares, no par value, of PP&L, Inc. The aggregate market value of the voting preferred stock held by non-affiliates of PP&L, Inc. at January 31, 1998 was $88,801,387.

The number of shares of PP&L Resources, Inc. Common Stock, $.01 par value, outstanding on January 31, 1998 was 166,855,280.

                    Documents incorporated by reference:

	Registrants have incorporated herein by reference certain sections of their 1998 Notices of Annual Meetings and Proxy Statements which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1997. Such Proxy Statements will provide the information required by Part III of this Report.

                         PP&L RESOURCES, INC.
                               PP&L, INC.

                     FORM 10-K ANNUAL REPORT TO
               THE SECURITIES AND EXCHANGE COMMISSION
                FOR THE YEAR ENDED DECEMBER 31, 1997

                           TABLE OF CONTENTS

	This combined Form 10-K is separately filed by PP&L Resources, Inc. and PP&L, Inc. Information contained herein relating to PP&L, Inc. is filed by PP&L Resources, Inc. and separately by PP&L, Inc. on its own behalf. PP&L, Inc. makes no representation as to information relating to PP&L Resources, Inc. or its subsidiaries, except as it may relate to PP&L, Inc.

Item                                                          Page
                               PART I
  1.  Business .............................................    1
  2.  Properties ...........................................   14
  3.  Legal Proceedings ....................................   14
  4.  Submission of Matters to a Vote of Security Holders ..   18
      Executive Officers of the Registrants ................   19
                               PART II
  5.  Market for the Registrant's Common Equity and Related
      Stockholder Matters ..................................   21
  6.  Selected Financial Data ..............................   22
  7.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations  .................   24
  8.  Financial Statements and Supplementary Data
        Report of Independent Accountants ..................   41
        Management's Report on Responsibility for Financial
          Statements .......................................   42
      Financial Statements:
        PP&L Resources, Inc.
        Consolidated Statement of Income for the Three Years
          Ended December 31, 1997...........................   44
        Consolidated Statement of Cash Flows for the Three
          Years Ended December 31, 1997 ....................   45
        Consolidated Balance Sheet at December 31, 1997 and
          1996 .............................................   46
        Consolidated Statement of Shareowners' Common Equity
          for the Three Years Ended December 31, 1997 ......   48
        Consolidated Statement of Preferred Stock at
          December 31, 1997 and 1996 .......................   49
        Consolidated Statement of Company-Obligated
          Mandatorily Redeemable Securities at
          December 31, 1997 and 1996 .......................   50
        Consolidated Statement of Long-Term Debt at
          December 31, 1997 and 1996 .......................   51



        PP&L, Inc.
        Consolidated Statement of Income for the Three Years
          Ended December 31, 1997 ..........................   52
        Consolidated Statement of Cash Flows for the Three
          Years Ended December 31, 1997 ....................   53
        Consolidated Balance Sheet at December 31, 1997 and
          1996 .............................................   54
        Consolidated Statement of Shareowner's Common Equity
          for the Three Years Ended December 31, 1997 ......   56
        Consolidated Statement of Preferred Stock at
          December 31, 1997 and 1996 .......................   57
        Consolidated Statement of Long-Term Debt at
          December 31, 1997 and 1996 .......................   58

        Notes to Financial Statements ......................   59

        Supplemental Financial Statement Schedule:

        II - Valuation and Qualifying Accounts and
             Reserves for the Three Years Ended
             December 31, 1997 .............................   82

      Quarterly Financial, Common Stock Price and
        Dividend Data ......................................   83

  9.  Changes in and Disagreements with Accountants on
      Accounting and Financial Disclosure ..................   84

                               PART III

 10.  Directors and Executive Officers of the Registrants ..   85

 11.  Executive Compensation ...............................   85

 12.  Security Ownership of Certain Beneficial
      Owners and Management ................................   85

 13.  Certain Relationships and Related Transactions .......   86

                               PART IV

 14.  Exhibits, Financial Statement Schedules, and
      Reports on Form 8-K ..................................   87

      Shareowner and Investor Information ..................   89

      Signatures ...........................................   92

      Exhibit Index ........................................   93

      Computation of Ratio of Earnings to Fixed Charges ....  104

Glossary of Terms and Abbreviations

AFUDC (Allowance for Funds Used During Construction) - the cost of equity and debt funds used to finance construction projects that is capitalized as part of construction cost.

Atlantic - Atlantic City Electric Company

BG&E - Baltimore Gas & Electric Company

CERCLA - Comprehensive Environmental Response, Compen-sation and
Liability Act

Clean Air Act (Federal Clean Air Act Amendments of 1990) - legislation enacted to address environmental issues including acid rain, ozone and toxic air emissions.

CTC - Competitive transition charge

Customer Choice Act - (Pennsylvania Electricity Generation Customer Choice and Competition Act) - legislation enacted to restructure the state's electric utility industry to create retail access to a competitive market for generation of electricity

DEP - Pennsylvania Department of Environmental Protection

District Court - United States District Court for the Eastern
District of Pennsylvania.

DOE - Department of Energy

DRIP (Dividend Reinvestment Plan) - program available to shareowners of PP&L Resources' common stock and PP&L preferred stock to reinvest dividends in PP&L Resources' common stock instead of receiving dividend checks.

ECR (Energy Cost Rate) - a tariff applied to PUC-jurisdictional customers to recover fuel and other energy costs. Effective
January 1997, energy costs were rolled into base rates.

EITF - Emerging Issues Task Force

Emel - Empresas Emel, S.A., a Chilean electric distribution holding company

EMF - Electric and Magnetic Fields

Energy Act (Energy Policy Act of 1992) - legislation passed by
Congress to promote competition in the electric energy market for bulk power.

Energy Marketing Center - organization within PP&L responsible for marketing and trading wholesale energy

EPA - Environmental Protection Agency

ESOP - Employee Stock Ownership Plan

FASB (Financial Accounting Standards Board) - a rulemaking organization that establishes financial accounting and reporting standards.

FGD - Flue gas desulfurization equipment installed at coal-fired power plants to reduce sulfur dioxide emissions.

FERC (Federal Energy Regulatory Commission) - federal agency that regulates interstate transmission and sale of electricity and related matters.

GRT - Gross Receipts Tax

H.T. Lyons - H.T. Lyons, Inc., a PP&L Resources' unregulated subsidiary specializing in heating, ventilating and air-conditioning.

IBEW - International Brotherhood of Electrical Workers

IEC (Interstate Energy Company) - a subsidiary of PP&L that operates an oil and gas pipeline

ISO - Independent System Operator

JCP&L - Jersey Central Power & Light Company

Major utilities - Atlantic, BG&E and JCP&L

MSHA - Mine Safety and Health Administration

NOx - Nitrogen oxide

NPDES - National Pollutant Discharge Elimination System

NRC (Nuclear Regulatory Commission) - Federal agency that regulates operation of nuclear power facilities

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

PECO - PECO Energy Company

PFG - Penn Fuel Gas, Inc.

PJM (PJM Interconnection, L.L.C.) - operates the electric transmission network and electric energy market in the mid-
Atlantic region of U.S.

Plan - PP&L's noncontributory defined benefit pension plan.

PP&L - PP&L, Inc. (formerly Pennsylvania Power & Light Company)

PP&L Capital Funding - PP&L Capital Funding, Inc., PP&L
Resources' financing subsidiary

PP&L Capital Trust - A Delaware statutory business trust created to issue Preferred Securities

PP&L Capital Trust II -- A Delaware statutory business trust created to issue Preferred Securities

PP&L Global - PP&L Global, Inc., a PP&L Resources' unregulated subsidiary which invests in and develops world-wide power projects (formerly Power Markets Development Company)

PP&L Resources - PP&L Resources, Inc., the parent holding company of PP&L, PP&L Global, PP&L Spectrum and other subsidiaries

PP&L Spectrum - PP&L Spectrum, Inc., a PP&L Resources' unregulated subsidiary which offers energy-related products and services (formerly Spectrum Energy Services Corporation)

PP&L's Mortgage - PP&L's Mortgage and Deed of Trust, dated
October 1, 1945

Preferred Securities - Company-obligated mandatorily re-deemable preferred securities of subsidiary trusts holding solely company debentures (issued by two Delaware statutory business trusts)

PSE&G - Public Service Electric & Gas Company

PUC (Pennsylvania Public Utility Commission) - state agency that regulates certain ratemaking, services, accounting, and operations of Pennsylvania utilities

PUC Decision - final order issued by the PUC on September 27, 1995 pertaining to PP&L's base rate case filed in December 1994.

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

SO2 - Sulfur dioxide

STAS (State Tax Adjustment Surcharge) - rate adjustment mechanism to customer bills for changes in certain state taxes.

Superfund - Federal and state legislation that addresses remediation of contaminated sites.

SWEB - South Western Electricity plc, a British regional electric utility company.

UGI - UGI Utilities, Inc.

U.K. - United Kingdom

VEBA (Voluntary Employee Benefit Association Trust) - trust accounts for health and welfare plans for future payments to employees, retirees or their beneficiaries.

VERP - Voluntary Early Retirement Program

                                PART I

                           ITEM 1. BUSINESS

	Terms and abbreviations appearing in "BUSINESS" are explained in the glossary.

BACKGROUND

	PP&L Resources is a holding company with headquarters in Allentown, PA. Its subsidiaries include PP&L, which provides electricity delivery service in eastern and central Pennsylvania, sells retail electricity throughout Pennsylvania and markets wholesale electricity throughout the eastern United States; PP&L Global, an international independent power company; PP&L Spectrum, which markets energy-related services and products; PP&L Capital Funding, which engages in financing for PP&L Resources and its subsidiaries; and H. T. Lyons, a heating, ventilating and air-conditioning firm which PP&L Resources acquired on January 22, 1998. Other subsidiaries may be formed by PP&L Resources to take advantage of new business opportunities.

	PP&L is PP&L Resources' principal subsidiary (approximately 96% of consolidated assets as of December 31, 1997), and the financial condition and results of operation of PP&L are currently the principal factors affecting the financial condition and results of operations of PP&L Resources.

	The electric utility industry, including PP&L, has experienced and will continue to experience a significant increase in the level of competition in the energy supply market. The Energy Act amended the PUHCA to create a new class of independent power producers, and amended the Federal Power Act to provide open access to electric transmission systems for wholesale transactions. In addition, in December 1996 the Customer Choice Act was enacted in Pennsylvania to restructure the state's electric utility industry in order to create retail access to a competitive market for the generation of electricity. PP&L has announced its support for full customer choice of their energy supplier for all customer classes. See "PUC Restructuring Proceeding" on page 27 and "Increasing Competition" on page 37 for a discussion of pending PUC and FERC proceedings on industry competition and PP&L's involvement in those proceedings.

	PP&L is subject to regulation as a public utility by the PUC and is subject in certain of its activities to the jurisdiction of the FERC under Parts I, II and III of the Federal Power Act. PP&L
Resources and PP&L have been exempted by the SEC from the provisions of PUHCA applicable to them as holding companies.

	PP&L is subject to the jurisdiction of the NRC in connection with the operation of the two nuclear-fueled generating units at PP&L's Susquehanna station. PP&L owns a 90% undivided interest in each of the Susquehanna units and Allegheny Electric Cooperative, Inc. owns a 10% undivided interest in each of those units. In December 1997, Allegheny Electric Cooperative, Inc. issued a Request for Proposals for the sale of its assets, including its 10% interest in Susquehanna. This proposed sale is still pending.

	PP&L also is subject to the jurisdiction of certain federal, regional, state and local regulatory agencies with respect to air and water quality, land use and other environmental matters. The operations of PP&L are subject to the Occupational Safety and Health Act of 1970, and the coal cleaning and loading operations of a PP&L subsidiary are subject to the Federal Mine Safety and Health Act of 1977.

	PP&L provides electricity delivery service to approximately 1.2 million customers in a 10,000 square mile territory in 29 counties of eastern and central Pennsylvania (see Map on page 13), with a population of approximately 2.6 million persons. This service area has 129 communities with populations over 5,000, the largest cities of which are Allentown, Bethlehem, Harrisburg, Hazleton, Lancaster, Scranton, Wilkes-Barre and Williamsport.

	During 1997, about 97% of total operating revenue was derived from electric energy sales, with 33% coming from residential customers, 27% from commercial customers, 19% from industrial customers, 20% from wholesale sales and 1% from others.

	See "Increasing Competition" in the Review of the Financial Condition and Results of Operation on page 37 for a discussion of PP&L's participation in Pennsylvania's retail access pilot program under the Customer Choice Act.

	PP&L operates its generation and transmission facilities as part of the PJM. The PJM operates the electric transmission network and electric energy market in the mid-Atlantic region of the United
States. Bulk electricity is transmitted to wholesale users throughout a geographic area including all or part of Pennsylvania, New Jersey, Maryland, Delaware, Virginia and the District of
Columbia.

	In November 1997, the FERC ordered the restructuring of the PJM into an ISO, in order to accommodate greater competition and broader participation in the power pool. The purpose of the ISO is to separate operation of, and access to, the transmission grid from the PJM electric utilities' generation interests. The electric utilities will continue to own the transmission assets, but the ISO will be responsible for directing the control and operation of the transmission facilities. See "Increasing Competition" for further details on this FERC PJM order.

	To take advantage of opportunities in the competitive energy marketplace, PP&L created an Energy Marketing Center in 1995. The group operates a 24-hour trading floor and a marketing effort with responsibility for all PP&L wholesale power transactions. This Center has allowed PP&L to buy and sell energy at the most competitive prices and to expand these activities beyond PP&L's traditional service territory. The group is presently marketing and trading wholesale electricity in 22 states, including the east coast, midwest, and mid-Atlantic region.

	Wholly-owned subsidiary companies of PP&L principally are engaged in oil and gas pipeline operations and passive financial investing.

FINANCIAL CONDITION

See "Earnings", "Electric Energy Sales", and "Financial Indicators" in the Review of the Financial Condition and Results of Operations for this information.

CAPITAL EXPENDITURE REQUIREMENTS

	See "Financial Condition - Capital Expenditure Requirements" on page 32 for information concerning PP&L's estimated capital expenditure requirements for the years 1998-2002. See "Environmental Matters" on page 35 and Note 16 to Financial Statements for information concerning PP&L's estimate of the cost to comply with the federal clean air legislation enacted in 1990, to address groundwater degradation and waste water control at PP&L facilities and to comply with solid waste disposal regulations adopted by the DEP.

POWER SUPPLY

	PP&L's system capacity (winter rating) at December 31, 1997 was as follows:

                                                        Net
                                                     Kilowatt
                Plant                                Capacity
     Nuclear-fueled steam station
       Susquehanna                                  1,995,000 (a)
     Coal-fired steam stations
       Montour                                      1,525,000
       Brunner Island                               1,469,000
       Sunbury                                        389,000
       Martins Creek                                  300,000
       Keystone                                       210,000 (b)
       Conemaugh                                      194,000 (c)
       Holtwood                                        73,000
         Total coal-fired                           4,160,000
     Oil-fired steam station
       Martins Creek                                1,592,000
     Combustion turbines and diesels                  364,000
     Hydroelectric                                    146,000
         Total generating capacity                  8,257,000
     Firm purchases
       Hydroelectric                                  139,000 (d)
       Qualifying facilities                          338,000
         Total firm purchases                         477,000
     Total system capacity                          8,734,000
_____________________________
     (a)  PP&L's 90% undivided interest.
     (b)  PP&L's 12.34% undivided interest.
     (c)  PP&L's 11.39% undivided interest.
     (d)  From Safe Harbor Water Power Corporation.

	The system capacity shown in the preceding tabulation does not reflect: (i) sales of capacity and energy to Atlantic; (ii) sales of capacity and energy to BG&E; (iii) sales of capacity and energy to JCP&L; or (iv) sales of capacity credits to other load serving entities for PJM installed capacity accounting purposes only, which capacity credit sales aggregated 586,000 kilowatts at December 31, 1997. Giving effect to the sales to Atlantic (129,000 kilowatts), BG&E (132,000 kilowatts), and JCP&L (567,000 kilowatts), PP&L's net system capacity at December 31, 1997 was 7,906,000 kilowatts.

	The capacity of generating units is based upon a number of factors, including the operating experience and physical condition of the units, and may be revised from time to time to reflect changed circumstances.

	During 1997, PP&L produced about 40.9 billion kWh in plants it owned. PP&L purchased 13.4 billion kWh under purchase agreements and received 1.4 billion kWh as power pool interchange. During the year, PP&L delivered about 2.2 billion kWh as pool interchange and about
13.4 billion kWh under purchase agreements.

	During 1997, 59.5% of the energy generated by PP&L's plants came from coal-fired stations, 36.9% from nuclear operations at the Susquehanna station, 2.1% from the Martins Creek oil-fired steam station and 1.5% from hydroelectric stations.

	The maximum one-hour demand recorded on PP&L's system is 6,506,000 kilowatts, which occurred on January 17, 1997. The maximum recorded one-hour summer demand is 6,046,000 kilowatts, which occurred on July 15, 1997. These peak demands do not include energy sold to Atlantic, BG&E or JCP&L.

	PP&L purchases and sells energy from other utilities and FERC-certified power marketers when it is economically desirable to do so. From time to time, PP&L enters into energy transactions with systems outside the PJM on a daily, weekly or monthly basis. The amount of energy purchased and sold in these transactions depends on a number of factors, including cost and the import capability of the transmission network.

	Under a compliance tariff approved by FERC for implementation starting April 1, 1997, PP&L has been providing open access of available capability on its transmission system for use by wholesale entities on a basis that is comparable with PP&L's own use of its transmission facilities.

	In June 1995, the FERC accepted a short-term capacity and/or energy sales tariff enabling PP&L to sell to other utilities and marketers. As of the end of 1997, 90 other parties have signed service agreements under this tariff. Transactions under these agreements allow PP&L to make more efficient use of its generating resources and provide benefits to both PP&L and the other utilities. At the end of 1996, PP&L filed with the FERC revisions to this cost-based tariff to unbundle the generation and transmission components of the existing rate schedules. PP&L also included in this filing a request for FERC approval to sell power purchased from third parties, which increases PP&L's capabilities for profitable wholesale trans-actions.

	In July 1997, the FERC accepted PP&L's application for authorization to sell electric energy and capacity at market-based rates to wholesale customers located both inside and outside the PJM control area. Thirty-one parties have signed service and power sales agreements for transactions under this market-based rates tariff.

	In January 1998, the United States Department of Energy approved PP&L's application for an export license to sell capacity and/or energy to electric utilities in Canada. This export license will allow PP&L to sell either its own capacity and energy not required to serve domestic obligations or power purchased from other utilities.

	See Note 5 to Financial Statements for additional information concerning the sale of capacity and energy to Atlantic, BG&E and JCP&L, the sale of capacity credits (but not energy) to other electric utilities in the PJM and the sale of transmission entitlements and the reservation of output from the Martins Creek units.

	In addition to 338,000 kilowatts of qualifying facility generation included in the total system capacity, PP&L is purchasing about 12,000 kilowatts of output from various other non-utility generating companies. The payments made to non-utility generating companies, all of whose facilities are located in PP&L's service area, are recovered from customers through base rate charges applicable to PUC- and FERC-jurisdictional customers.

	The PJM companies had 57.2 million kilowatts of installed generating capacity at December 31, 1997, and transmission line connections with neighboring power pools have the capability of transferring an additional 4 to 5 million kilowatts between the PJM and neighboring power pools. Through December 31, 1997, the maximum one-hour demand recorded on the PJM was approximately 49.4 million kilowatts, which occurred on July 15, 1997. PP&L is also a party to the Mid-Atlantic Area Coordination Agreement, which provides for the coordinated planning of generation and transmission facilities by the companies included in the PJM.

FUEL SUPPLY

	Coal

	During 1997, PP&L's generating stations burned about 10 million tons of bituminous coal, anthracite and petroleum coke. About 63% of the coal delivered to PP&L's generating stations in 1997 was purchased under contracts and 37% was obtained through open market purchases. Contracts with non-affiliated coal producers provided
PP&L with about 4.6 million tons of coal in 1997 and are expected to provide PP&L with about 4.3 million tons in both 1998 and 1999.
PP&L's requirements for additional coal are expected to be obtained by contracts and market purchases.

	The amount of coal carried in inventory at PP&L's generating stations varies from time to time depending on market conditions and plant operations. As of December 31, 1997, PP&L's coal supply was sufficient for at least 32 days of operations.

	The coal burned in PP&L's generating stations contains both organic and pyritic sulfur. Mechanical cleaning processes are utilized to reduce the pyritic sulfur content of the coal. The reduction of the pyritic sulfur content by either mechanical cleaning or blending has lowered the total sulfur content of the coal burned to levels which permit compliance with current sulfur dioxide emission regulations established by the DEP. For information concerning PP&L's plans to achieve compliance with the federal clean air legislation enacted in 1990, see "Environmental Matters" on page 35 and Note 16 to Financial Statements.

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

	Oil and Natural Gas

	PP&L's oil and natural gas purchasing and sales functions are now performed by the Energy Marketing Center. The addition of oil and gas to the Center's electricity trading enhances wholesale and retail marketing efforts and provides a diversified energy portfolio to offer customers. Additionally, the new trading activities create opportunities to optimize electric generation efficiency and minimize fuel costs.

	During 1997, 100% of the oil requirements for the Martins Creek units was purchased on the spot market. As of December 31, 1997, PP&L had no long-term agreements for these requirements.

	During 1997, PP&L's Martins Creek station consumed about 2,800,000 mcf of natural gas. All of this natural gas was purchased and transported under short-term agreements that were one month or less in duration. PP&L does not have any long-term agreements to purchase gas or gas transportation.

	Nuclear

	The nuclear fuel cycle consists of the mining of uranium ore and its milling to produce uranium concentrates; the conversion of uranium concentrates to uranium hexafluoride; the enrichment of uranium hexafluoride; the fabrication of fuel assemblies; the utilization of the fuel assemblies in the reactor; the temporary storage of spent fuel; and the permanent disposal of spent fuel.

	PP&L has entered into uranium supply and conversion agreements that satisfy 100% of the uranium hexafluoride requirements for the Susquehanna units through 1998, approximately 45% of the requirements for the period 1999-2001 and, including options, approximately 25% of the requirements for the period 2002-2005. Deliveries under these agreements are expected to provide sufficient quantities of uranium hexafluoride to permit Unit 1 to operate into the first quarter of 2000 and Unit 2 to operate into the first quarter of 2001.

	PP&L has entered into an agreement that satisfies 100% of its enrichment requirements through 2004. Deliveries under this agreement are expected to provide sufficient enrichment to permit
Unit 1 to operate into the first quarter of 2006 and Unit 2 to operate into the first quarter of 2007.

	PP&L has entered into an agreement that, including options, satisfies 100% of its fabrication requirements through 2006.
Deliveries under this agreement are expected to provide sufficient fabrication to permit Unit 1 to operate into the first quarter of 2008 and Unit 2 to operate into the first quarter of 2007.

	PP&L estimates that there is sufficient storage capability in the spent fuel pools at Susquehanna to accommodate the fuel that is expected to be discharged through the end of 1999. Federal law requires the federal government to provide for the permanent disposal of commercial spent nuclear fuel. Pursuant to the requirements of that law, the DOE has initiated an analysis of a site in Nevada for a permanent nuclear waste repository. Progress on characterization of a proposed disposal facility has been slow, and the repository is not expected to be operational before 2010. Congress is considering new legislation designed to re-establish a schedule for the spent fuel disposal program. This legislation would authorize an above-ground interim storage facility, along with the permanent disposal facility, as part of an integrated disposal program. Even if this legislation is enacted and the DOE is successful in building and operating the interim storage facility, because of PP&L's position in the spent fuel shipping queue, expansion of Susquehanna's on-site spent fuel storage capability is necessary. To support this expansion, PP&L has contracted for the design and construction of a spent fuel storage facility employing dry fuel storage technology at the Susquehanna plant. The facility will be modular so that additional storage capacity can be added as needed. PP&L currently estimates that the new facility should be available to start receiving spent fuel in 1999. See "Financial Condition - Capital Expenditure Requirements" on page 32.

	Federal law also provides that the costs of spent nuclear fuel disposal are the responsibility of the generators of such wastes.
PP&L includes in customer rates the fees charged by the DOE to fund the permanent disposal of spent nuclear fuel. In January 1997, PP&L joined over 30 other utilities in a lawsuit in the U.S. Court of Appeals for the District of Columbia Circuit seeking assurance of the DOE's performance of its contractual obligation to accept the spent nuclear fuel and suspension of the payment of fees to that agency pending such performance. In November 1997, the Court denied the utilities' requested relief and held that the contracts between the utilities and the DOE provide a potentially adequate remedy (i.e., monetary damages) if the DOE fails to begin disposal of spent nuclear fuel by January 31, 1998. However, the Court also precluded the DOE from arguing that its delay in contract performance was "unavoidable".

YEAR 2000 COMPUTER ISSUE

	See "Year 2000 Computer Issue" in the Review of the Financial Condition and Results of Operation on page 40 for information.

ENVIRONMENTAL MATTERS

	PP&L is subject to certain present and developing federal, regional, state and local laws and regulations with respect to air and water quality, land use and other environmental matters. See "Financial Condition - Capital Expenditure Requirements" on page 32 for information concerning environmental expenditures during 1997 and PP&L's estimate of those expenditures during the years 1998-2002. PP&L believes that it is presently in substantial compliance with applicable environmental laws and regulations.

	See "Environmental Matters" on page 35 and Note 16 to Financial Statements for information concerning federal clean air legislation enacted in 1990, groundwater degradation and waste water control at PP&L facilities, the DEP's solid waste disposal regulations and PP&L's agreement with the DEP concerning remediation at certain sites of past operations. Other environmental laws, regulations and developments that may have a substantial impact on PP&L are discussed below.

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

	In December 1997, international negotiators reached agreement in Kyoto, Japan to strengthen the 1992 United Nations Global Climate
Change Treaty by adding legally-binding greenhouse gas emission limits. This Agreement -- formally called the Kyoto Protocol -- if ratified by the U.S. Senate and implemented, would require the United States to reduce its greenhouse gas emissions to 7% below 1990 levels by the period 2008 to 2012. Compliance under the Agreement, if implemented, could result in increased capital and operating expenses for PP&L in amounts which are not now determinable but which could be material.

	Water

	To implement the requirements established by the Federal Water Pollution Control Act of 1972, as amended by the Clean Water Act of 1977 and the Water Quality Act of 1987, the EPA has adopted regulations including effluent standards for steam electric stations. The DEP administers the EPA's effluent standards through state laws and regulations relating, among other things, to effluent discharges and water quality. The standards adopted by the EPA pursuant to the Clean Water Act may have a significant impact on PP&L's existing facilities, depending on the DEP's interpretation and future amendments to its regulations.

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

	In 1996, PP&L completed removal of coal tar from one subsurface accumulation at a former coal gasification plant site in Monroe
County, Pennsylvania and currently expects that significant additional remedial action will not be required. PP&L has entered into agreements with the adjacent property owner and DEP to share the past and future costs of remediating this site. PP&L's share of these costs, including future monitoring, is approximately $3 million, all of which has been spent or accrued.

	PP&L has removed coal tar in two brick pits on the site of a former gas plant and from river sediment adjacent to the site in Columbia, Pennsylvania. The cost of investigation and remediation of the areas of the site where such action has been required is estimated at $3 million, all of which has been spent or accrued. There also is coal tar contamination of the soil and groundwater at the site. Further remediation of these other areas of the site may be required, the costs of which are not now determinable but could be material.

	PP&L at one time also owned and operated several other gas plants in its service area. None of these sites is presently on the Superfund list. However, a few of them may be possible candidates for listing at a future date. PP&L expects to continue to investigate and, if necessary, remediate these sites. The cost of this work is not now determinable but could be material.

	See "LEGAL PROCEEDINGS" on page 14 for information concerning an EPA order and a complaint filed by the EPA in federal district court against PP&L and 35 unrelated parties for remediation of a Superfund site in Berks County, Pennsylvania; a complaint filed by PP&L and 16 unrelated parties in federal district court against other parties for contribution under Superfund relating to the Novak landfill Superfund site in Lehigh County, Pennsylvania and a related action by the EPA against PP&L and 29 unrelated parties to recover the agency's past and future costs at the Novak landfill site; an action by the EPA for reimbursement of the EPA's past response costs and remediation at the site of a former metal salvaging operation in Montour County, Pennsylvania; and PP&L's challenge to the DEP's right to collect fees for emissions from PP&L's coal-fired units.

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

	General

	Concerns have been expressed by some members of the scientific community and others regarding the potential health effects of EMFs. These fields are emitted by all devices carrying electricity, including electric transmission and distribution lines and substation equipment. Federal, state and local officials have focused attention on this issue. PP&L supports the current efforts to determine whether EMFs cause any human health problems and is taking low cost or no cost steps to reduce EMFs, where practical, in the design of new transmission and distribution facilities. PP&L is unable to predict what effect, if any, the EMF issue might have on PP&L operations and facilities and the associated cost.

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

FRANCHISES AND LICENSES

	PP&L has authority to provide electric public utility service throughout its entire service area as a result of grants by the Commonwealth of Pennsylvania in corporate charters to PP&L and companies to which it has succeeded and as a result of certification thereof by the PUC. In addition, the PUC has granted PP&L a license to act as an electric generation supplier throughout Pennsylvania in the state's retail access pilot program. PP&L has been granted the right to enter the streets and highways by the Commonwealth subject to certain conditions. In general, such conditions have been met by ordinance, resolution, permit, acquiescence or other action by an appropriate local political subdivision or agency of the Commonwealth.

	In January 1998, the United States Department of Energy approved PP&L's application for an export license to sell capacity and/or energy to electric utilities in Canada.

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

EMPLOYEE RELATIONS

	As of December 31, 1997, 4,113 of PP&L's 6,343 full-time employees were represented by the IBEW under a labor agreement which expires in May 1998.

     Page 13 contains a map of PP&L's service territory which shows its location, the location of each of PP&L's coal-fired, oil-fired, hydro and nuclear-fueled generating stations and the location of major population centers.

                       ITEM 2. PROPERTIES


	The accompanying Map shows the location of PP&L's service area and generating stations.

	Reference is made to the "Utility Plant" section of Note 1 for information concerning investments in property, plant and equipment. Substantially all electric utility plant is subject to the lien of PP&L's Mortgage.

	For additional information concerning the properties of PP&L see Item 1, "BUSINESS - Power Supply" and "BUSINESS - Fuel
Supply".


                   ITEM 3. LEGAL PROCEEDINGS


	Reference is made to Notes to Financial Statements for information concerning rate matters and PP&L's restructuring proceeding before the PUC under the Customer Choice Act.

	Reference is made to "Increasing Competition" in the Review of the Financial Condition and Results of Operation on page 37 for information concerning pending proceedings before the FERC regarding wholesale customers and restructuring of the PJM.

	Reference is made to Item 1 "BUSINESS-Fuel Supply" for information concerning a lawsuit against the DOE for failure of that agency to perform certain contractual obligations.

	In August 1995, SER, one of the non-utility generating companies from which PP&L purchases power under the PURPA, brought suit against PP&L in the District Court. SER alleged that, since July 1994, PP&L has improperly curtailed power purchases from SER under the power purchase agreement between the parties. SER claims that such activity breached the power purchase agreement and violated the federal antitrust laws, among other counts. SER alleged that PP&L's actions resulted in loss of revenue from power sales of $1.6 million and an unquantified increase in its costs of operation. SER requested compensatory and punitive damages, as well as treble damages and attorneys' fees for alleged antitrust violations. In May 1996, the District Court granted PP&L's motion to dismiss the complaint. In May 1997, the U.S. Court of Appeals for the Third Circuit affirmed the District Court's dismissal of this suit. In November 1997, the United States Supreme Court denied SER's petition for a writ of certiorari.

	In December 1995, PP&L filed a petition with the PUC for a declaratory order that it had acted properly in curtailing purchases from SER and other NUGs during minimum generation emergencies on the PJM system. The PUC has stayed a determination in this case pending a FERC decision regarding
PP&L's request to decertify SER as a qualifying cogeneration facility (see discussion below).

	In November 1995, PP&L initiated a civil action against SER in the Lehigh County Court of Common Pleas. The principal issue is whether SER and an affiliate of SER properly used the steam generated by the plant in accordance with the terms of the contract. Under the contract, if the steam was used properly, SER is entitled to a rate of 6.6 cents/kWh; if not, it is entitled to a rate of only 5.0 cents/kWh. The total annual difference in PP&L's payment under the two rates is about $9 million. In April 1996, the Court concluded that PP&L must seek a determination by the FERC prior to reducing the rate paid to SER.

	Accordingly, in July 1996 PP&L filed a motion with the FERC to revoke SER's status as a qualifying cogeneration facility. PP&L's motion alleges that SER has engaged in a conscious and continuing scheme to mislead PP&L and the FERC and that SER has never complied with the FERC's requirements for a qualifying cogeneration facility under PURPA. This motion is pending.

	In a related matter, in June 1996 SER filed a lawsuit against PP&L in the Court of Common Pleas of Lehigh County, Pennsylvania. In this lawsuit, SER restates its allegations concerning PP&L's procedures for curtailing power deliveries from SER during periods of minimum generation emergencies declared by the PJM. SER's claims include breach of contract, fraud, negligent misrepresentation and breach of duty of good faith and fair dealing. In addition, SER claims that public statements by PP&L were libelous. In January 1997, the Court stayed SER's state law claims against PP&L pending consideration by the PUC of PP&L's minimum generation petition and dismissed SER's libel claims.

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

	In August 1994, PP&L filed a rate complaint with the federal Interstate Commerce Commission, now the Surface Transportation Board, challenging Consolidated Rail Corporation's (Conrail's) coal transportation rates from interchange points with connecting carriers to PP&L's power plants. In September 1995, PP&L amended its complaint to add the connecting carriers, CSX Corporation and Norfolk Southern Corporation, as additional defendants. As a result of a Surface Transportation Board ruling in December 1996, PP&L's complaint against Conrail alone was dismissed, but PP&L's case against Conrail, CSX and Norfolk Southern jointly continued.

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

	In July 1997, UGI filed a lawsuit against PP&L requesting that the Court of Common Pleas of Luzerne County, Pennsylvania interpret the PP&L-UGI wholesale power supply agreement. Specifically, UGI has asked the court to declare that it is obligated to purchase from PP&L only that quantity of energy that represents the difference between the amount of UGI's requirements and the amount available to UGI from other sources. UGI also is requesting the court to find that the "energy requirements" of UGI under the power supply agreement do not include energy and capacity purchased by UGI's retail customers from sources other than UGI. PP&L has estimated the potential impact of this claim at up to $14 million between now and the termination of the agreement in 2001. PP&L is seeking recovery of the amount of this claim in UGI's current PUC restructuring proceeding.

	In August 1991, PP&L and 35 other unrelated parties received an EPA order under CERCLA requiring that certain remedial actions be taken at a former oil recovery site in Berks County, Pennsylvania, which has been included on the federal Superfund list. PP&L had been identified by the EPA as a potentially responsible party, along with over 100 other parties. The EPA order required remediation by the 36 named parties of four specific areas of the site. Remedial action under this order has been completed at a cost of approximately $2 million, of which PP&L's interim share was approximately $50,000.

	The EPA at the same time filed a complaint under Section 107 of CERCLA in the District Court against PP&L and the same 35 unrelated parties. The complaint asks the District Court to hold the parties jointly and severally liable for all EPA's past costs at the site and future costs of remediating some of the remaining areas of the site. The EPA claims it has spent approximately $21 million to date. PP&L and a group of the other named parties have sued in District Court approximately 460 other parties that have contributed waste to the site, demanding that these companies contribute to the clean-up costs.

	In July 1993, PP&L and 33 of the 35 unrelated parties received an EPA order under Section 106 of CERCLA requiring remediation of the remaining areas of the site identified by the EPA. The current estimate of remediating the remainder of the site is approximately $18 million. These costs would be shared among the responsible parties. PP&L and other parties to the lawsuit have reached a settlement among themselves and the federal government regarding these claims. PP&L's share of the settlement amount is not material.

	In December 1991, PP&L and 16 unrelated parties filed complaints against 64 other parties in District Court seeking reimbursement under CERCLA for costs the plaintiffs have incurred and will incur to investigate and remediate the Novak landfill site in Lehigh County, Pennsylvania. The complaints allege that the 64 defendants generated or transported substances disposed of at the Superfund site. A Remedial Investigation and Draft Feasibility Study for the site has been completed at a cost of approximately $3 million, of which PP&L's share was approximately $200,000. The EPA's selected remedy is currently estimated to cost approximately $20 million. The EPA has issued a 106 Order against PP&L and several other parties to implement this remedy. In January 1997, the EPA filed an action against PP&L and 29 other parties under section 107 of CERCLA to recover its costs at the site, which it alleges are in excess of $990,000. The parties have reached a tentative settlement of these actions. PP&L's allocated share is not material.

	In April 1993, PP&L received an order under Section 106 of CERCLA requiring that actions be taken at the site of a former metal salvaging operation in Montour County, Pennsylvania. The EPA has taken similar action with two other potentially responsible parties at the site. The cost of compliance with the order is currently estimated to be approximately $37 million.
The EPA currently estimates that additional remediation work not covered by the order will cost an additional $36 million. In addition, the EPA has already incurred clean-up costs of approximately $5 million to date. The EPA had indicated that it will seek to recover these additional costs at a later date. PP&L's records indicate that scrap metal, wire and transformers were sold to the salvage operator between 1969 and 1971. Current information indicates that PP&L's contribution to the site, if any, is de minimis.

	PP&L has challenged the DEP's right to collect air emission fees for hazardous air pollutants (HAPs) from PP&L's coal-fired units and air emission fees for emissions from PP&L's Phase I affected units from 1995 through 1999. (Phase I affected units are those units designated by the Clean Air Act, or which voluntarily opt into the requirement, to make certain reductions in SO2 and NOx emissions by 1995; all others must make these reductions by 2000.) The HAPs emissions fees are approximately $200,000 per year. The emission fees for Phase I affected units from 1995 through 1999 are estimated at $1.6 million. Depending on the outcome of this litigation, PP&L may be subject to penalties and interest for withholding portions of fees assessed from 1994 to date. These penalties and interest are not likely to be material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1997.

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

	Listed below are the executive officers as of December 31, 1997:

PP&L Resources, Inc.:
                                                Effective Date of
                                                  Election to
       Name         Age        Position         Present Position

William F. Hecht    54  Chairman, President
                        and Chief Executive     February 24, 1995
                        Officer

Frank A. Long       57  Executive Vice
                        President               February 24, 1995

Robert G. Byram*    52  Senior Vice President-
                        Generation and Chief
                        Nuclear Officer - PP&L  April 1, 1997

Ronald E. Hill**    55  Senior Vice President-
                        Financial               August 1, 1996

Robert D. Fagan*    52  President - PP&L Global,
                        Inc.                    December 20, 1995

Robert J. Grey      47  Senior Vice President,
                        General Counsel and
                        Secretary               March 1, 1996

Joseph J. McCabe    47  Vice President and
                        Controller              August 1, 1995

PP&L, Inc.:

                                               Effective Date of
                                                  Election to
       Name         Age        Position         Present Position

William F. Hecht    54  Chairman, President
                        and Chief Executive
                        Officer                 January 1, 1993

Frank A. Long       57  Executive Vice
                        President and Chief
                        Operating Officer       January 1, 1993

Robert G. Byram     52  Senior Vice President-
                        Generation and Chief
                        Nuclear Officer         April 1, 1997

Ronald E. Hill**    55  Senior Vice President-
                        Financial               January 1, 1994

John R. Biggar**    53  Vice President-
                        Finance                 August 1, 1996

Robert J. Grey      47  Senior Vice President,
                        General Counsel and
                        Secretary               March 1, 1996

Joseph J. McCabe    47  Vice President and
                        Controller              August 1, 1995



*	Mr. Byram and Mr. Fagan have been designated executive
officers of PP&L Resources by virtue of their respective positions at PP&L Resources subsidiaries.

**	Effective January 28, 1998, John R. Biggar, Vice President-
Finance of PP&L, was elected Senior Vice President-Financial and designated as the acting principal financial officer of PP&L Resources and PP&L pending the selection of a permanent successor to Ronald E. Hill, who has retired.

	Each of the above officers, with the exception of Mr. Fagan, Mr. Grey and Mr. McCabe, has been employed by PP&L for more than five years as of December 31, 1997. Mr. Fagan joined PP&L
Global, Inc. - then a PP&L subsidiary - in November 1994. Prior to that time, he was Vice President and General Manager at Mission Energy Company. Mr. McCabe joined PP&L in May 1994 and was previously a partner of Deloitte & Touche LLP. Mr. Grey joined PP&L in March 1995. He had been General Counsel of Long Island Lighting Company since 1992.

	Prior to their election to the positions shown above, the following executive officers held other positions within PP&L since January 1, 1993: Mr. Byram was Senior Vice President - System Power & Engineering and Senior Vice President - Nuclear; Mr. Hill was Vice President, Comptroller and Senior Vice President - Financial and Treasurer of PP&L Resources; Mr. Biggar was Vice President-Finance and Vice President - Finance and Treasurer; Mr. Grey was Vice President, General Counsel and Secretary, and Mr. McCabe was Controller.

                             PART II


                ITEM 5. MARKET FOR THE REGISTRANT'S
                    COMMON EQUITY AND RELATED
                       STOCKHOLDER MATTERS


	Additional information for this item is set forth in the sections entitled "Quarterly Financial, Common Stock Price and Dividend Data" on page 83 and "Shareowner and Investor Information" on pages 89 through 91 of this report. The number of common shareowners is set forth in the section entitled "Selected Financial and Operating Data" on page 22.

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA
                                                          1997 (a)       1996       1995 (a)     1994 (a)         1993
PP&L RESOURCES, INC.
Income Items -- millions
  Operating revenues ......................                  $3,049       $2,910       $2,752       $2,725         $2,727
  Operating income.......................................       545          556          574          501            563
  Net Income ............................................       296          329          323          216 (e)        314 (e)
Balance Sheet Items -- millions (b)
  Property, plant and equipment, net.......                   6,820        6,960        6,970        7,195          7,146
  Total assets...........................................     9,485        9,670        9,492        9,372          9,454
  Long-term debt.........................................     2,735        2,832        2,859        2,941          2,663
  Company-obligated mandatorily redeemable
    preferred securities of subsidiary trusts
    holding solely company debentures....................       250
  Preferred stock
    With sinking fund requirements.......................        47          295          295          295            335
    Without sinking fund requirements....................        50          171          171          171            171
  Common equity..........................................     2,809        2,745        2,597        2,454          2,426
  Short-term debt........................................       135          144           89           74            202
  Total capital provided by investors....................     6,026        6,187        6,011        5,936          5,797
  Capital lease obligations .............................       171          247          220          225            249
Financial Ratios
  Return on average common equity -- % ....                   10.61        12.30        12.81         8.73          13.06
  Embedded cost rates (b)
    Long-term debt -- %..................................      7.88         7.89         7.95         8.07           8.63
    Preferred stock -- %.................................      7.71         6.09         6.09         6.07           6.30
  Times interest earned before income taxes..............      3.39         3.55         3.56         2.73           3.33
  Ratio of earnings to fixed charges -- total
    enterprise basis (c).................................      3.23         3.45         3.47         2.70           3.31
  Ratio of earnings to fixed charges and
     dividends on preferred stock
     --total enterprise basis (c)........................      2.85         2.90         2.91         2.27           2.71
Common Stock Data
  Number of shares outstanding -- thousands
    Year-end.............................................   166,248      162,665      159,403      155,482        152,132
    Average..............................................   164,550      161,060      157,649      153,458        151,904
  Number of shareowners (b)..............................   117,293      123,290      128,075      132,632        130,677
  Earnings per share ....................................     $1.80        $2.05        $2.05        $1.41          $2.07
  Dividends declared per share...........................     $1.67        $1.67        $1.67        $1.67          $1.65
  Book value per share (b)...............................    $16.90       $16.87       $16.29       $15.79         $15.95
  Market price per share (b).............................   $23.938          $23          $25          $19            $27
  Dividend payout rate -- %..............................        93           82           82          119             80
  Dividend yield -- % (d)................................      6.98         7.26         6.68         8.79           6.11
  Price earnings ratio (d)...............................     13.30        11.22        12.20        13.48          13.04


(a) 1997, 1995 and 1994 earnings were affected by several one-time adjustments. This affected net income and certain items under Financial Ratios and Common Stock Data. See Financial Notes 4, 11, 12 and 15.
(b) At year-end
(c) Computed using earnings and fixed charges of PP&L Resources and its subsidiaries. Fixed charges consist of interest on short- and long-term debt, other interest charges, interest on capital lease obligations and the estimated interest component of other rentals.
(d) Based on year-end market prices.
(e) Restated to reflect formation of the holding company.

SELECTED FINANCIAL AND OPERATING DATA
                                                            1997 (a)       1996      1995 (a)    1994 (a)       1993
PP&L, Inc.
Income Items -- millions
  Operating revenues .......................                   $3,049      $2,910      $2,752      $2,725       $2,727
  Operating income.........................................       545         556         574         501          563
  Earnings available to PP&L Resources, Inc................       308         329         324         215 (d)      314 (d)
Balance Sheet Items -- millions (b)
  Property, plant and equipment, net........                    6,820       6,960       6,970       7,195        7,146
  Total assets.............................................     9,472       9,405       9,424       9,321        9,454
  Long-term debt...........................................     2,633       2,832       2,859       2,941        2,663
  Company-obligated mandatorily redeemable
    preferred securities of subsidiary trusts
    holding solely company debentures......................       250
  Preferred stock
    With sinking fund requirements.........................       295         295         295         295          335
    Without sinking fund requirements......................       171         171         171         171          171
  Common equity............................................     2,612       2,617       2,528       2,404        2,426
  Short-term debt..........................................        45          10          89          74          202
  Total capital provided by investors......................     6,006       5,925       5,942       5,885        5,797
  Capital lease obligations ...............................       171         247         220         225          249
Financial Ratios
  Return on average common equity -- % .....                    11.75       12.95       13.10        8.83        13.06
  Embedded cost rates (b)
    Long-term debt -- %....................................      7.91        7.89        7.95        8.07         8.63
    Preferred stock -- %...................................      6.90        6.09        6.09        6.07         6.30
  Times interest earned before income taxes................   3.67           3.62        3.58        2.73         3.33
  Ratio of earnings to fixed charges -- total
    enterprise basis (c)...................................   3.47           3.50        3.48        2.70         3.31
  Ratio of earnings to fixed charges and
     dividends on preferred stock
     --total enterprise basis (c)..........................   2.77           2.93        2.92        2.26         2.71
Revenue Data
   Average price per kWh billed for service area
      sales - cents........................................   7.36           7.38        7.21        7.24         7.37
Sales Data
  Customers (thousands)(b)..................                    1,247       1,236       1,226       1,213        1,203
  Electric energy sales billed -- millions of kWh
    Residential ........................................... 11,434         11,849      11,300      11,444       11,043
    Commercial ............................................ 10,309         10,288       9,948       9,715        9,373
    Industrial ............................................ 10,078         10,016       9,845       9,536        9,100
    Other .................................................    143            154         188         236          219
      Service area sales .................................. 31,964         32,307      31,281      30,931       29,735
      Wholesale energy sales .............................. 21,454         14,341      11,424      10,848       12,599
      Total electric energy sales billed .................. 53,418         46,648      42,705      41,779       42,334

Number of Full-Time Employees (b)..........................     6,343       6,428       6,661       7,431        7,677


(a) 1997, 1995 and 1994 earnings were affected by several one-time adjustments.  This affected earnings available to PP&L Resources and certain items in Financial Ratios.  See Financial
    Notes 4, 12, and 15.
(b) At year-end
(c) Computed using earnings and fixed charges of PP&L and its subsidiaries.  Fixed charges consist of interest on short- and long-term debt, other interest charges, interest on capital lease obligations and the estimated interest component of other rentals.
(d) Prior years restated to reflect formation of the holding company.

ITEM 7. REVIEW OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF PP&L RESOURCES, INC. AND PP&L, INC.

	PP&L Resources is a holding company with headquarters in Allentown, PA. Its subsidiaries include PP&L, which provides electricity delivery service in eastern and central Pennsylvania, sells retail electricity throughout Pennsylvania and markets wholesale electricity throughout the eastern United States; PP&L Global, an international independent power company; PP&L Spectrum, which markets energy-related services and products; PP&L Capital Funding, which engages in financing for PP&L Resources and its subsidiaries; and H. T. Lyons, a heating, ventilating and air-conditioning firm which PP&L Resources acquired on January 22, 1998. Other subsidiaries may be formed by PP&L Resources to take advantage of new business opportunities.

	The financial condition and results of operations of PP&L are currently the principal factors affecting the financial condition and results of operations of PP&L Resources. All fluctuations, unless specifically noted, are primarily due to activities of PP&L. All nonutility operating transactions are included in "Other Income and (Deductions)" on the Consolidated Statement of Income.

	Terms and abbreviations appearing in the Review of the Financial Condition and Results of Operations are explained in the glossary.

Forward-looking Information

	Certain statements contained in this Form 10-K concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts, are "forward-looking statements" within the meaning of the federal securities laws. Although PP&L Resources and PP&L believe that the expectations reflected in these statements are reasonable, there can be no assurance that these expectations will prove to have been correct. These forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in the forward-looking statements. The following are among the important factors that could cause actual results to differ materially from the forward-looking statements: state and federal regulatory developments, especially the PUC's final order on PP&L's April 1, 1997 restructuring filing; new state or federal legislation; national or regional economic conditions; weather variations affecting customer usage; competition in retail and wholesale power markets; the need for and effect of any business or industry restructuring; PP&L Resources' and PP&L's profitability and liquidity; new accounting requirements or new interpretations or applications of existing requirements; system conditions and operating costs; performance of new ventures; political, regulatory or economic conditions in foreign countries; exchange rates; and PP&L Resources' and PP&L's commitments and liabilities. Any such forward-looking statements should be considered in light of such important factors and in conjunction with PP&L Resources' and PP&L's other documents on file with the SEC.



Results of Operations

Earnings

	Earnings per share of common stock were $1.80 in 1997 and $2.05 in 1996 and 1995. Excluding the effects of weather and one-time adjustments, earnings were $2.03 per share in 1997, compared to $2.00 per share in 1996. The effect of milder weather in 1997 adversely impacted earnings in 1997 and colder than normal weather benefited earnings in 1996. The following table highlights the major items that impacted earnings for each of these years:


                                             1997      1996     1995

Earnings per share - excluding
  weather and one-time adjustments           $2.03     $2.00    $1.77

Weather variances on billed sales            (0.03)     0.05     0.02

One-time adjustments:
  Windfall Profits Tax                       (0.23)
  U.K. Income Tax Rate Reduction              0.06
  Penn Fuel Gas acquisition costs            (0.03)
  PUC Decision                                                   0.21
  Workforce reduction programs                                  (0.11)
  ECR purchased power costs                                      0.04
  Gain on subsidiary coal reserves                               0.12

Earnings per share - reported                $1.80     $2.05    $2.05

	Weather-normalized sales to service area customers remained relatively unchanged from the prior year, increasing by 0.2 percent. A major factor in this low growth was the shutdown of a large steel producing facility. Excluding steel-related sales losses, weather normalized service area energy sales would have increased by 1.1 percent in 1997 when compared to 1996.

	In 1997, higher revenues from bulk power sales and trading activity of the Energy Marketing Center offset the impact of the phase-down of contractual sales to JCP&L. Earnings also benefited from refinancing activities and, excluding one-time adjustments, the on-going operations of PP&L Global. A change in the regulatory treatment of energy costs
(see "Operating Revenues" on page 27) and higher depreciation in 1997 partially offset these earnings gains.

	The earnings improvement in 1996 -- excluding weather and one-time adjustments -- was primarily due to higher revenues resulting from the base rate increase from the PUC Decision as well as higher sales to all service area classes. Earnings also benefited from lower interest expense due to refinancing efforts. These earnings gains were partially offset by a reduction in contractual bulk power sales to JCP&L, as well as higher wages and benefits and depreciation expense.

	The costs of establishing the organization and programs to meet retail competition in Pennsylvania are estimated to be approximately $35 million more in 1998 than in 1997. These expenses will adversely affect 1998 earnings. In addition, the settlement agreements with 16 small utilities, if approved by FERC as filed, would require PP&L to write off a portion of its stranded costs applicable to these customers. The amount of this write-off is currently estimated at approximately $28 million after-tax, or 17 cents per share of common stock. See Financial
Note 3 for additional information. The reduction in contractual bulk power sales to JCP&L and other major utilities will also continue to adversely impact earnings over the next few years. However, the efforts of the Energy Marketing Center to resell the returning electric energy and capacity on the open market, along with its other energy trading activities, should continue to offset the loss in revenues from declining contractual sales. Finally, the Customer Choice Act and the regulatory and business developments related thereto could have a major impact on the future financial performance of PP&L. See "PUC Restructuring Proceeding" on page 27 for additional information.

Electric Energy Sales

	The change in PP&L's electric energy sales was attributable to the following:

                                            1997         1996
                                             vs           vs
                                            1996         1995
                                            (Millions of kWh)
Service Area sales
  Residential                               (415)         548
  Commercial                                  21          341
  Industrial                                  62          171
  Other                                      (11)         (34)
    Total Service Area Sales                (343)       1,026
Wholesale Energy Sales                     7,113        2,917

  Total                                    6,770        3,943

	Service area sales were 32.0 billion kWh for 1997, a decrease of 343 million kWh, or 1.1%, from 1996. Part of this decrease was attributable to milder weather in the first quarter of 1997 as compared to 1996. If normal weather had been experienced in both 1997 and 1996, total service area sales for 1997 would have increased by about 49 million kWh, or 0.2%, over 1996.

	Actual sales to residential customers in 1997 decreased 415 million kWh, or 3.5%, from 1996, compared with an increase in 1996 of 548 million kWh, or 4.8%, from 1995. Under normal weather conditions, the 1997 decrease would have been 0.9%. Weather-adjusted commercial sales increased 1.0% in 1997, and sales to industrial customers increased by 0.6% from 1996.

	Wholesale energy sales, which include sales to other utilities and energy marketers through contracts, spot market transactions or power pool arrangements, were 21.5 billion kWh for the year ended December 31, 1997, an increase of 7.1 billion kWh, or 49.6%, from 1996, despite the reduction in PP&L's contractual bulk power sales to JCP&L. This increase was primarily the result of increased generation from PP&L units and the increased activity of the Energy Marketing Center.

	See "Operating Revenues" for more information.



Operating Revenues

	The change in total operating revenues was attributable to the following:

                                              1997          1996
                                               vs            vs
                                              1996          1995
                                             (Millions of Dollars)
Base Rate Revenues - Service Area Sales:
  Sales volume and sales mix effect          $ (2)         $ 57
  Weather effect                              (31)           13
  Unbilled revenues                            17           (27)
  Rate increase - PUC Decision                  0            76
Energy Revenues                               (30)            5
Wholesale Revenues
  Energy and capacity                         139            27
  Reservation charges and other                32            (7)
Other, net                                     14            14
                                             $139          $158

	Operating revenues increased by $139 million, or 4.8%, in 1997 over 1996. Revenues from service area sales in 1997 were slightly lower than in 1996. This was the result of mild weather in the first quarter of 1997 compared to extremely cold weather during the first quarter of 1996. However, 1997 saw higher revenues from bulk power sales and the trading activities of PP&L's Energy Marketing Center. The efforts of the Energy Marketing Center essentially offset the reduced revenues from the phase-down of contractual sales to JCP&L. These increases were partially offset by a change in the regulatory treatment of energy costs by the PUC. Specifically, beginning January 1, 1997, underrecovered energy costs up to a cap of $31.5 million annually are no longer recorded as energy revenues but as regulatory credits, which are offsets to "Other Operating Expenses." To the extent that underrecovered energy costs -- primarily fuel and purchased power -- exceed the cap, earnings are adversely affected. Weather also had an unfavorable impact when comparing 1997 to 1996.

	Operating revenues increased by $158 million, or 5.8%, in 1996 over 1995. Base rate revenues were enhanced by the PUC Decision and strong sales growth in all customer classes. In addition, weather had a favorable impact when comparing 1996 to 1995. Also, 1996 revenues reflected increased sales to other utilities, primarily due to the one-year contract to supply energy to PSE&G. These increases were partially offset by the loss of revenue due to the phase-down of the capacity and energy agreement with JCP&L.

PUC Restructuring Proceeding

	In December 1996, Pennsylvania enacted the Customer Choice Act to restructure its electric utility industry in order to create retail access to a competitive market for the generation of electricity. The Act includes the following major provisions: (1) all electric utilities in Pennsylvania are required to file a restructuring plan with the PUC to implement direct access to a competitive market for electric generation;
(2) retail customer choice will be phased in over three years, beginning as early as January 1, 1999; (3) electric distribution companies will be the suppliers of last resort, and the PUC will ensure that adequate generation reserves exist to maintain reliable electric service; (4) retail rates generally will be capped for at least four-and-a-half years for transmission and distribution charges and for as long as nine years for generation charges; (5) utilities are permitted to recover PUC-approved transition or stranded costs through a non-bypassable Competitive Transition Charge (CTC); and (6) transition bonds may be issued to refinance the stranded costs, with a transition charge on customers bills to repay the bonds.

	Under the Customer Choice Act, the PUC is authorized to determine the amount of PP&L's stranded costs to be recovered through a CTC to be paid by all PUC-jurisdictional customers who receive transmission and distribution service from PP&L. Stranded costs are defined in the Customer Choice Act as "generation-related costs... which would have been recoverable under a regulated environment but which may not be recoverable in a competitive generation market and which the PUC determines will remain following mitigation by the electric utility."

	In accordance with the Customer Choice Act, PP&L filed its restructuring plan with the PUC on April 1, 1997. PP&L's restructuring plan includes a claim of $4.5 billion (on a net present value basis as of January 1, 1999) for stranded costs. Pursuant to the Customer Choice Act, this claim is comprised of the following categories:

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

	Numerous parties have intervened in PP&L's restructuring proceeding. These parties are recommending stranded cost recovery by PP&L ranging from $695 million to $3.2 billion. In this regard, the PUC's OTS recommends that PP&L be permitted to recover $3.2 billion of its stranded costs; the PP&L Industrial Customer Alliance recommends recovery of $695 million; and the OCA recommends recovery of $1.1 billion. Under Pennsylvania law, the OCA and the OTS have advocacy roles in proceedings before the PUC. Testimony filed by the OCA and OTS carries no more weight than testimony filed by any other party in the proceeding.

	Evidentiary hearings in this matter were held in late-August. The PUC has revised the procedural schedule several times to permit continued settlement discussions among the parties. In February 1998, the parties filed their Main Briefs in the proceeding. Under the current schedule, the PUC's final order is due by June 4, 1998. PP&L cannot predict the ultimate outcome of this proceeding.

	The ultimate impact of the Customer Choice Act on PP&L's financial health will depend on numerous factors, including:

	1.	The PUC's final order in the restructuring proceeding,
including the amount of stranded cost recovery approved by the PUC and the PUC's disposition of other issues raised;

	2.	The effect of the rate cap imposed under the provisions of the
Customer Choice Act;

	3.	The actual market price of electricity over the transition
period;

	4.	Future sales levels; and

	5.	The extent to which the regulatory framework established by the
Customer Choice Act will continue to be applied.

	Under the Customer Choice Act, PP&L's rates to PUC-jurisdictional customers are capped at the level in effect on January 1, 1997 through mid-2001 for transmission and distribution services and through the year 2005 for generation services to customers who do not choose an alternative supplier. Applying the CTC proposed in its restructuring plan (which is restricted by the rate cap) through the year 2005, it is estimated that PP&L would collect approximately $4 billion (on a net present value basis as of January 1, 1999) of its stranded costs. The remaining $500 million would be reflected as lower cash flow to PP&L after the transition period than would have occurred with continued regulated rates.

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

	If the PUC's final order in the restructuring proceeding were to permit full recovery of PP&L's stranded costs, including full recovery of all regulatory assets and above-market NUG costs over the transition period, PP&L estimates that its net income over the transition period would be reduced by about 5% from amounts that were previously projected under historic cost-based regulation.

	However, the PUC's final order -- either as a result of a settlement or a fully-litigated proceeding -- may result in changes to components or assumptions in PP&L's restructuring plan that could have an adverse effect on the amount of the CTC, the amount of stranded costs that are recoverable through the CTC or the overall amount of revenues to be collected from customers. As a result of these uncertainties, PP&L cannot determine whether and to what extent it may be subject to a write-off or a reduction in revenues and earnings with respect to the restructuring proceeding. Based on the substantial amounts involved in the restructuring proceeding, should PP&L incur such a write-off or reduction in revenues and earnings, either one could be material in amount. Accordingly, PP&L Resources is unable to predict the ultimate effect of the Customer Choice Act or the PUC's final order in the restructuring proceeding on its financial position, its results of operation, future PP&L rate levels, the need or ability to issue securities to meet future capital requirements or the ability to maintain the common stock dividend at the current level.

	The Customer Choice Act permits the issuance of "transition bonds" securitized by customer revenues from an Intangible Transition Charge
(ITC) to finance the payment of stranded costs. PP&L is considering whether to seek to securitize some portion of its stranded cost claim, which would require the approval of the PUC in a qualified rate order.

	Certain parties have brought actions in the Pennsylvania
Commonwealth Court challenging the constitutionality of the Customer Choice Act. PP&L has intervened in these proceedings in support of the Customer Choice Act.

Rate Matters

	Refer to Financial Note 4 for information regarding rate matters.

Fuel Expense

	Fuel expense for 1997 increased by $18 million from the comparable period in 1996. This increase was primarily due to PP&L's coal-fired units operating at higher output to support increased wholesale electric market activity, resulting in an increase in total coal-fired generation for the year. The increase was slightly offset by a decrease in the unit fuel prices for coal-fired and gas-fired generation.

Power Purchases

	Power purchases in 1997 increased $152 million over the comparable period in 1996. This increase was primarily due to greater quantities of power purchased from other utilities to meet increased trading activities of the Energy Marketing Center. Higher overall market prices of power during 1997 compared to 1996 contributed to the increase in purchased power costs.

	Power purchases in 1996 increased $61 million from 1995. The increase was primarily due to greater quantities of power purchased from PJM and other utilities, increased customer demand, planned and unplanned outages of PP&L generation stations, and attractive market prices for energy.

Income Taxes

	Income tax expense for 1997 decreased $15 million, or 5.9%, from 1996. This was primarily due to a decrease in pre-tax book income of $52 million.

	Income tax expense for 1996 decreased $33 million, or 11.3%, from 1995. This was primarily due to a decrease in pre-tax book income of $25 million, and the recording of the tax benefits of research and experimental tax credits and deductions of $5 million.

Other Operation, Maintenance and Depreciation Expense

	Other operation and maintenance expenses in 1997 decreased by $26 million from 1996. Excluding the effect of underrecovered energy costs, operation and maintenance expenses increased by $6 million in 1997.
These increases were primarily due to costs associated with the pilot program, the PUC restructuring filing and the FERC transmission access filing.

	Prior to 1997, underrecovered energy costs were accrued as energy revenues. In 1997, these underrecovered costs were recorded as regulatory credits, which are reflected in the income statement as a reduction of "Other Operating Expense". This reflects a change in the regulatory treatment of undercollected energy costs by the PUC.

	Depreciation expenses in 1997 increased by $11 million from 1996. These increases were primarily due to depreciation on plant additions and amortization of newly implemented computer software.

Other Income and (Deductions)

	Other income and deductions for 1997 decreased by $31 million from 1996. This decrease was primarily due to the windfall profits tax on PP&L Global's investment in SWEB, which resulted in a $37 million charge. Refer to "Windfall Profits Tax - PP&L Global" for further discussion. Other income and deductions for 1997 also includes a $6 million pre-tax charge for estimated costs associated with the acquisition of PFG. Partially offsetting these charges was a $10 million one-time tax benefit recorded by PP&L Global related to its investment in SWEB. This benefit was based on the reduction of the U.K. corporate income tax rate from 33% to 31%.

	Other income and deductions improved in 1996 compared with 1995, due to the equity earnings from PP&L Global's investment in SWEB and gains on the sale of investment securities by PP&L. Other income and deductions in 1995 reflected a gain on the sale of a PP&L subsidiary's undeveloped coal reserves, offset by the write-off of Susquehanna Unit 1 deferred operating expenses and carrying costs (net of energy savings) resulting from the PUC Decision and by expenses associated with evaluating and responding to PECO's unsolicited proposals to acquire PP&L Resources.

Windfall Profits Tax - PP&L Global

	In July 1997, the U.K. assessed a windfall profits tax on privatized utilities. The tax is payable in two equal installments; the first installment was made on December 1, 1997 and the second one is due in December 1998. SWEB's windfall profits tax was approximately 90 million pounds sterling, or about $148 million. Based on PP&L Global's 25% ownership interest in SWEB, PP&L Resources incurred a one-time charge against earnings of $37 million, or 23 cents per share, in 1997.

Subsidiary Coal Reserves

	In November 1995, PP&L sold the coal reserves of one of its subsidiaries for $52 million, which resulted in a $42 million gain, or $20 million after-tax. PP&L had acquired the reserves in 1974 with the intention of supplying future coal-fired generating stations, but later concluded that it would not develop these reserves for such purposes. In 1994, the reserves' carrying value was written down from $84 million to $10 million.

Financing Costs

	In 1997, PP&L Resources continued to take advantage of opportunities to reduce its financing costs by retiring long-term debt with the proceeds from the sale of securities at a lower cost and repurchasing
PP&L preferred stock. Interest on long-term debt and dividends on preferred stock decreased from $242 million in 1994 to $220 million in 1997, for a total decrease of $22 million.




Financial Condition

Capital Expenditure Requirements

	The schedule below shows PP&L's current capital expenditure projections for the years 1998-2002 and actual spending for the year 1997.

PP&L's Capital Expenditure Requirements (a)

                            Actual -------------Projected----------------
                             1997    1998    1999    2000    2001   2002
                                         (Millions of Dollars)
Construction expenditures
  Generating facilities      $ 64    $ 89    $ 66    $ 72    $ 84   $ 86
  Transmission and
    distribution facilities   116     124     121     139     138    145
  Environmental                12      15      14       6       5      3
  Other                        58      74      46      22      20     20
    Total Construction
      Expenditures            250     302     247     239     247    254
Nuclear fuel owned and
  leased                       60      63      60      63      65     67
Other leased property          35      22      22      22      22     22
    Total Capital Expen-
      ditures                $345    $387    $329    $324    $334   $343

(a)	Construction expenditures include AFUDC which is expected to be less than $10 million in each of the years 1998-2002.

	PP&L's capital expenditure projections for the years 1998-2002 total about $1.7 billion. Capital expenditure plans are revised from time to time to reflect changes in conditions.



Unregulated Investments

	PP&L Global continues to pursue opportunities to develop and acquire electric generation, transmission and distribution facilities in the United States and abroad.

	As of December 31, 1997, PP&L Global had investments and commitments in the amount of approximately $370 million in distribution, transmission and generation facilities in the United Kingdom, Bolivia, Peru, Argentina, Spain, Portugal and Chile. PP&L Global's principal investments to date are in SWEB and Emel.

	In July 1997, PP&L Global acquired a 25.05% interest in Emel at a cost of approximately $118 million. Emel is a Chilean holding company that has majority interests in six electric distribution companies located in Chile and Bolivia. Emel's electric distribution company holdings make it the third largest distributor of electricity in Chile and the second largest in Bolivia, serving a total of 535,000 customers in those countries. Under a shareholders' agreement, PP&L Global and another major shareholder, Las Espigas Group, jointly control Emel's board of directors. In January and February 1998, PP&L Global acquired an additional 300,000 shares in Emel at a cost of approximately $5 million, increasing its ownership interest to 27%.

	Also, in February 1998, PP&L Global and Emel acquired a 75% interest in Distributidora de Electricidad del Sur (DelSur), an electric distribution company serving 193,000 customers in El Salvador, for approximately $180 million. Under the purchase agreement, PP&L Global will directly acquire 37.5% of DelSur and Emel will acquire the other
37.5%. DelSur is one of five electricity distribution companies in El Salvador that are being privatized by the government.

	PP&L Resources' other unregulated subsidiary, PP&L Spectrum, offers energy-related products and services. Other subsidiaries may be formed by PP&L Resources to take advantage of new business opportunities.

Acquisitions of Penn Fuel Gas, Inc. and H.T. Lyons, Inc.

	In June 1997, PP&L Resources entered into an agreement with Penn Fuel Gas, Inc. (PFG), a Pennsylvania corporation, pursuant to which PP&L Resources would acquire PFG. PFG, with nearly 100,000 customers in Pennsylvania and a few hundred customers in Maryland, distributes and stores natural gas and sells propane.

	Under the terms of the agreement, PFG would become a wholly-owned subsidiary of PP&L Resources. Upon consummation of the acquisition, each outstanding PFG common share would be converted into the right to receive between 6.968 and 8.516 shares of PP&L Resources' Common Stock, and each outstanding PFG preferred share would be converted into the right to receive between 0.682 and 0.833 shares of PP&L Resources' Common Stock. PP&L Resources expects to issue shares of its Common Stock valued at about $121 million to complete the transaction. The exact conversion rate and number of PP&L Resources' shares to be issued will be based on the market value of the Common Stock of PP&L Resources at the time of the merger. The transaction is expected to be treated as a pooling-of-interests for accounting and financial reporting purposes.

	The acquisition of PFG is subject to several conditions, including the receipt of required approvals by the PUC and the SEC. The Maryland Public Service Commission has determined not to institute proceedings on the matter. The U.S. Department of Justice and the Federal Trade Commission have granted early termination of the required waiting period for the acquisition under the Hart-Scott-Rodino Premerger Notification Act. In October 1997, PFG's shareholders approved the acquisition at a special shareholders meeting. The acquisition does not require the approval of PP&L Resources' shareholders. The acquisition is expected to be completed by mid-1998.

	In the third quarter of 1997, PP&L Resources recorded one-time, non-payroll related transaction costs associated with the acquisition of PFG of $6 million, which reduced earnings by about three cents per share. Additional charges may be incurred in connection with closing on this transaction, which are not expected to be material in amount.

	On January 22, 1998, PP&L Resources acquired H.T. Lyons, a heating, ventilating and air-conditioning firm in a cash transaction for an amount that is not material.

Financing and Liquidity

	Net cash provided by operating activities decreased by $16 million in 1997 compared with 1996. Net cash provided by operating activities for 1996 increased $101 million over 1995. This increase was primarily due to higher operating revenues, which reflects the 3.8% base rate increase from the PUC Decision as well as higher sales to all customer classes. Lower interest expense also contributed to the increase. These increases were partially offset by higher fuel inventories.

	Net cash used in investing activities was $141 million lower in 1997 than 1996. This decrease was due primarily to lower construction expenditures by PP&L, liquidation of subsidiaries' long-term investments to make funds available for other investing and financing activities, and a reduction in the amount of equity funds invested by PP&L Global compared to 1996. Net cash used in investing activities was $119 million higher in 1996 than 1995. This increase was primarily due to PP&L
Global's investment in SWEB, partially offset by lower construction expenditures by PP&L.

	Net cash used in financing activities was $257 million higher in 1997 than 1996. The increase was primarily due to PP&L Resources' purchase of PP&L preferred stock at a cost, including a premium and associated cost of purchase, of $380 million. Also, PP&L retired $210 million of long-term debt in 1997, compared with $145 million in 1996. These outflows were partially offset by PP&L's issuance of $250 million of Preferred Securities through two Delaware statutory business trusts. Net cash used in financing activities was $89 million lower in 1996 compared with 1995. This was largely due to higher proceeds from issuance of long-term debt in 1996.

	Additional financing activities in 1997 included PP&L's issuance of $9 million of Pollution Control Revenue Bonds and PP&L Resources' issuance of $102 million of Medium-term Notes. PP&L Resources also issued $76 million of common stock of which $69 million was issued through its DRIP and the remaining $7 million issued to PP&L's ESOP.

	For the years 1995-1997, PP&L issued $282 million of long-term debt. For the same period, PP&L and PP&L Resources issued a total of $234 million of common stock. Proceeds from security sales were used to retire $495 million of long-term debt to lower PP&L's financing costs and reduce short-term debt. During the years 1995-1997, PP&L also incurred
$252 million of obligations under capital leases (primarily nuclear fuel).

	PP&L Capital Funding, a wholly-owned subsidiary of PP&L Resources, was formed in September 1997 to provide financing for PP&L Resources and its subsidiaries. The payment of principal, interest and premium, if any, with respect to debt securities issued by PP&L Capital Funding will be guaranteed by PP&L Resources.

	In November 1997, PP&L and PP&L Capital Funding established a new joint revolving credit facility with a group of 14 banks comprised of two separate revolving credit agreements -- a $150 million 364-day revolving credit agreement and a $300 million five-year revolving credit agreement. The new revolving credit facility replaced PP&L Resources' $300 million revolving credit agreement, PP&L's $250 million revolving credit agreement and three separate PP&L credit agreements totaling $45 million, all of which were terminated.

	At December 31, 1997, PP&L had no borrowings outstanding under the new revolving credit agreements, and PP&L Capital Funding had $90 million of borrowings outstanding under the five-year revolving credit agreement. See Note 10 for additional information on this credit facility.

	It is currently expected that the DRIP will continue in 1998 as necessary to provide equity funding for PP&L Global investments, and that PP&L's ESOP will provide proceeds of about $8 million in each of the years 1998 through 2002.

Financial Indicators

	PP&L Resources earned a 10.61% return on average common equity during 1997, a decrease from the 12.30% earned in 1996. Excluding one-time adjustments, as described in "Earnings", the return on average common equity was 11.69% during 1997. The ratio of PP&L Resources' pre-tax income to interest charges was 3.39 for 1997, a decrease from 3.55 in 1996. Excluding one-time adjustments, the ratio of PP&L Resources' pre-tax income to interest charges was 3.53 in 1997, virtually unchanged from 1996. The annual per share dividend rate on common stock remained unchanged at $1.67 per share. The book value per share of common stock increased 0.2%, from $16.87 at the end of 1996 to $16.90 at the end of 1997. The ratio of the market price to book value of common stock was 142% at the end of 1997 compared with 136% at the end of 1996.

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

	PP&L has met the initial ambient ozone requirements of the Clean Air Act by reducing nitrogen oxide emissions by 40% through the use of low nitrogen oxide burners. Further seasonal (i.e., 5 month) nitrogen oxide reductions to 55% and 75% of 1990 levels for 1999 and 2003, respectively, are specified under the Northeast Ozone Transport Region's Memorandum of Understanding. The DEP has finalized regulations which require PP&L to reduce its ozone seasonal NOx by 57% beginning in 1999.

	The EPA has finalized new national standards for ambient levels of ground-level ozone and fine particulates. Based in part on the new ozone standard, the EPA has proposed NOx emission limits for 22 states, including Pennsylvania, which in effect requires approximately an 80% reduction from the 1990 level in Pennsylvania in the 2005-2012 timeframe. The new particulates standard may require further reductions in both NOx and SO2 and may extend the reductions from seasonal to year round.

	The Clean Air Act requires the EPA to study the health effects of hazardous air emissions from power plants and other sources. Depending on the outcome of these studies, PP&L may be required to take additional action.

	Expenditures to meet the 2000 acid rain and 1999 NOx reduction requirements are included in the table of projected construction expenditures in the section "Financial Condition - Capital Expenditure Requirements". PP&L currently estimates that additional capital expenditures and operating costs for environmental compliance under the Clean Air Act will be incurred beyond 2002 in amounts which are not now determinable but which could be material.

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

	Groundwater degradation related to fuel oil leakage from underground facilities and seepage from coal refuse disposal areas and coal storage piles has been identified at several PP&L generating stations. Remedial
work is substantially completed at two generating stations.   At this
time, the only other remedial work being planned is to abate a localized groundwater degradation problem at Montour.

	The recently issued final NPDES permit for the Montour station contains stringent limits for iron and chlorine discharges. Depending on the results of a toxic reduction study to be conducted, additional water treatment facilities or operational changes may be needed at this station.

	Capital expenditures through the year 2002 to comply with the residual waste regulations, correct groundwater degradation at fossil-fueled generating stations, and address waste water control at PP&L facilities are included in the table of construction expenditures in the section "Financial Condition - Capital Expenditure Requirements". In this regard, PP&L currently estimates that $6.5 million of additional capital expenditures may be required in the next four years to close some of the ash basins and address other ash basin issues at various generating plants. Additional capital expenditures could be required beyond the year 2002 in amounts which are not now determinable but which could be material. Actions taken to correct groundwater degradation, to comply with the DEP's regulations and to address waste water control are also expected to result in increased operating costs in amounts which are not now determinable but which could be material.

	Superfund and Other Remediation

	In 1995, PP&L entered into a consent order with the DEP to address a number of sites where PP&L may be liable for remediation of contamination. This may include potential PCB contamination at certain
PP&L substations and pole sites; potential contamination at a number of coal gas manufacturing facilities formerly owned and operated by PP&L;
and oil or other contamination which may exist at some of PP&L's former generating facilities. As of December 31, 1997, PP&L has completed work on nearly half of the sites included in the agreement.

	At December 31, 1997, PP&L had accrued $8.1 million, representing the amount PP&L can reasonably estimate it will have to spend to remediate sites involving the removal of hazardous or toxic substances including those covered by the consent order mentioned above. Future cleanup or remediation work at sites currently under review, or at sites not currently identified, may result in material additional operating costs which PP&L cannot estimate at this time. In addition, certain federal and state statutes, including Superfund and the Pennsylvania Hazardous Sites Cleanup Act, empower certain governmental agencies, such as the EPA and the DEP, to seek compensation from the responsible parties for the lost value of damaged natural resources. The EPA and the DEP may file such compensation claims against the parties, including PP&L, held responsible for cleanup of such sites. Such natural resource damage claims against PP&L could result in material additional liabilities.

	General

	Due to the environmental issues discussed above or other environmental matters, PP&L may be required to modify, replace or cease operating certain facilities to comply with statutes, regulations and actions by regulatory bodies or courts. In this regard, PP&L also may incur capital expenditures, operating expenses and other costs in amounts which are not now determinable but which could be material.

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

	In February 1997, PP&L filed a proposed retail access pilot program with the PUC in accordance with the applicable provisions of the Customer Choice Act and PUC guidelines. A number of the major parties, including PP&L, entered into a joint settlement agreement resolving all of the issues in the Pennsylvania utilities' pilot proceedings. In August 1997, the PUC issued an order modifying this settlement and modifying and approving PP&L's pilot program. In October 1997, PP&L submitted its pilot program compliance filing to the PUC. Retail customers participating in the PP&L and other pilot programs began to receive power from their supplier of choice in November 1997. Under its pilot program, approximately 60,000 PP&L residential, commercial and industrial customers have chosen their electric supplier. PP&L will continue to provide all transmission and distribution, customer service and back-up energy supply services to participating customers in its service area.

	Only those alternative suppliers licensed by the PUC and in compliance with the state tax obligations set forth in the Customer Choice Act may participate in the pilot programs. To date, approximately 50 suppliers have obtained such licenses to participate in the pilot programs.

	In June 1997, the PUC approved PP&L's application for a license to act as an electric generation supplier. This license permits PP&L to participate in the various retail access pilot programs of PP&L and of the other Pennsylvania utilities, and PP&L currently is offering electric supply to the participating customers of those utilities throughout the state. PP&L has exceeded its goals in all classes for acquisition of customers in the pilot program.

	Federal Activities

	Legislation has been introduced in the U.S. Congress that would give all retail customers the right to choose among competitive suppliers of electricity as early as 2000.

	In addition, in April 1996 the FERC adopted rules on competition in the wholesale electricity market primarily dealing with open access to transmission lines, recovery of stranded costs, and information systems for displaying available transmission capability (FERC Orders 888 and 889). These rules required all electric utilities to file open access transmission tariffs by July 9, 1996. The rules also provided that utilities are entitled to recover from certain wholesale requirements customers all "legitimate, verifiable, prudently incurred stranded costs." The FERC has provided recovery mechanisms for wholesale stranded costs, including stranded costs resulting from municipalization.
Wholesale contracts signed after July 11, 1994 must contain explicit provisions addressing recovery of stranded costs if the utility wishes to seek such recovery. For requirements contracts signed before that date, a utility may seek recovery if it can show that it had a reasonable expectation of continuing to serve the customer after the contract term. Finally, the rules required that power pools file pool-wide open access transmission tariffs and modified bilateral coordination agreements reflecting the removal of discriminatory provisions by December 31, 1996.

	In March 1997, the FERC issued Orders 888-A and 889-A. Among other things, these orders required utilities to make certain changes to the non-rate terms and conditions of their open access transmission tariffs.
In compliance with Order 888-A, in July 1997 PP&L filed a revised open access transmission tariff.

	Under FERC Order 888, 16 small utilities which have power supply agreements with PP&L signed before July 11, 1994, requested and were provided with PP&L's current estimate of its stranded costs applicable to these customers if they were to terminate their agreements in 1999. PP&L has now executed settlement agreements with these customers, which will be filed with the FERC for approval. These settlement agreements provide for continued power supply by PP&L through January 2004. If FERC approves the agreements as filed, PP&L would be required to write off a portion of its stranded costs applicable to these customers. The amount of this write-off is currently estimated at approximately $28 million after-tax, or 17 cents per share of common stock. FERC action on this matter is not expected until the second quarter of 1998.

	In December 1996, the PJM companies submitted a compliance filing with the FERC, which proposed a pool-wide pro forma transmission tariff and a revised interconnection agreement and transmission owners agreement designed to accommodate open, non-discriminatory participation in the pool. The FERC accepted the PJM tariff and proposed rates, subject to refund, and they went into effect on March 1, 1997. In June 1997, all of the PJM companies except PECO (the PJM Supporting Companies) filed proposals with the FERC to amend the PJM tariff and restructure the PJM pool. PECO filed a separate request with the FERC to amend the PJM tariff. Furthermore, PECO and certain electric marketers submitted significantly different proposals to restructure the PJM pool.

	In November 1997, the FERC approved, with certain modifications, the PJM Supporting Companies' proposals for transforming the PJM into an ISO.
In summary, the FERC order: (i) approved the PJM's open access transmission rates based on geographic zones, but required PJM to file a single PJM system-wide rate proposal by 2002; (ii) accepted the PJM Supporting Companies' methodology to price transmission when the system is congested and to charge these congestion costs to system users in addition to the open access transmission rates, but ordered PJM to file an additional proposal to address concerns raised over price certainty for buyers and sellers during periods of congestion; (iii) determined that the ISO is to operate both the transmission system and the power exchange which provides for the purchase and sale of spot energy within the PJM market; and (iv) accepted the PJM Supporting Companies' proposal regarding mandatory installed capacity obligations for all entities serving firm retail and wholesale load within PJM, but rejected their proposal for allocating the capacity benefits which result from PJM's ability to import power from other regional power pools.

	The PJM Supporting Companies and numerous other parties have filed requests for amendment and/or rehearing of virtually every portion of the FERC's PJM ISO order. PP&L also has filed its own request for amendment and/or rehearing. PP&L's primary issue with the FERC's order relates to a requirement that existing wholesale contracts for sales service and transmission service be modified to have the new PJM transmission tariff applied to service under these existing contracts. If PP&L were required to modify these existing contracts and apply the PJM tariff to them, PP&L could lose as much as $3-4 million in transmission revenues in 1998 -- but a lesser amount in the following years -- from several wholesale sales and transmission service contracts that were negotiated prior to industry deregulation.

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

	In September 1997, PP&L filed a request with the FERC to lower the applicable PP&L revenue requirement currently set forth in the PJM open access transmission tariff. The new revenue requirement results from PP&L's use of the same test year and cost support data used in the PUC restructuring proceeding. PP&L requested that the new revenue requirement take effect on November 1, 1997. In February 1998, the FERC accepted the proposed rates, subject to refund, and set the amount of the decrease in the revenue requirement for hearing.

	In September 1997, PP&L also filed a request with the FERC to approve new revenue requirements and rates for the PP&L open access transmission tariff under FERC Order 888. No customers currently take service under that tariff. As with the PJM tariff filing, the new revenue requirements and rates requested by PP&L are based on the same test year and cost support data used by PP&L in its PUC restructuring proceeding. In February 1998, the FERC rejected PP&L's tariff as unnecessary, in light of the PJM open access transmission tariff.

	In January 1998, the United States Department of Energy approved PP&L's application for an export license to sell capacity and/or energy to electric utilities in Canada. This export license allows PP&L to sell either its own capacity and energy not required to serve domestic obligations or power purchased from other utilities.

Year 2000 Computer Issue

	PP&L Resources and its subsidiaries utilize software and related technologies throughout their businesses. In the year 2000, computer software systems will face a potentially serious problem with recognizing calendar dates. Without corrective action, this problem could result in computer shutdown or erroneous calculations. In 1996, PP&L Resources began assessing the Year 2000 implications on its business systems. During 1997, plans and procedures were developed for achieving compliance, and remediation efforts began. As of the end of 1997, approximately one-third of the software applications have been made Year 2000 compliant. The project is expected to be completed on a timely basis, and the computer systems are expected to be fully Year 2000 compliant, with anticipated future costs of approximately $12 million.

(Address and phone number appears here)
                    Thirty South Seventeenth Street
                    Philadelphia, PA  19103-4094
                    Telephone 215 575 5000

(Price Waterhouse LLP logo appears here)

Report of Independent Accountants

February 2, 1998

To the Shareowners and Board of Directors of PP&L Resources, Inc. and to the Shareowners and Board of Directors of PP&L, Inc.

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 87, present fairly, in all material respects, the consolidated financial position of PP&L Resources, Inc. and its subsidiaries (PP&L Resources) at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 and the consolidated financial position of PP&L, Inc. and its subsidiaries (PP&L) at December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of management of PP&L Resources and PP&L; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





(Signed) Price Waterhouse LLP

PRICE WATERHOUSE LLP

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


/s/William F. Hecht
William F. Hecht
Chairman, President and Chief Executive Officer


/s/John R. Biggar
John R. Biggar
Senior Vice President-Financial

                            PP&L, Inc.
  Management's Report on Responsibility for Financial Statements


	The management of PP&L, Inc. is responsible for the preparation, integrity and objectivity of the consolidated financial statements and all other sections of this annual report. The financial statements were prepared in accordance with generally accepted accounting principles and the Uniform System of Accounts prescribed by the Federal Energy Regulatory Commission. In preparing the financial statements, management makes informed estimates and judgments of the expected effects of events and transactions based upon currently available facts and circumstances. Management believes that the financial statements are free of material misstatement and present fairly the financial position, results of operations and cash flows of PP&L.

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


/s/William F. Hecht
William F. Hecht
Chairman, President and Chief Executive Officer


/s/John R. Biggar
John R. Biggar
Senior Vice President-Financial

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENT OF INCOME
PP&L Resources, Inc. and Subsidiaries
(Millions of Dollars, except per share data)
                                                                         1997          1996         1995

Operating Revenues (Notes 1, 4 and 5).............................         $3,049       $2,910       $2,752

Operating Expenses
  Operation
    Fuel............................................................          466          448          451
    Power purchases.................................................          504          352          291
    Other...........................................................          525          544          504
  Maintenance.......................................................          184          191          186
  Depreciation (including amortized depreciation)
    (Notes 1 and 9) ................................................          374          363          349
  Income taxes (Note 6).............................................          247          253          262
  Taxes, other than income (Note 6).................................          204          203          201
  Voluntary early retirement program (Note 4)  .........................                                (66)
                                                                            2,504        2,354        2,178
Operating Income.................................                             545          556          574

Other Income and (Deductions)
  Other - net ...................................                              18           21          (16)
  Income taxes (Note 6) ............................................            9                       (24)
  Gain on sale of coal mining assets (Note 15).........................                                  42
  Windfall profits tax - PP&L Global (Note 11) .....................          (37)
                                                                              (10)          21            2

Income Before Interest Charges and Dividends on
  Preferred Stock ..................................................          535          577          576

Interest Charges
  Long-term debt.................................                             196          207          213
  Short-term debt and other.........................................           19           13           12
                                                                              215          220          225

Preferred Stock Dividend Requirements...............................           24           28           28
Net Income.......................................                            $296         $329         $323

Earnings Per Share of Common Stock (a)...........                           $1.80        $2.05        $2.05

Average Number of Shares Outstanding (thousands)...............           164,550      161,060      157,649

Dividends Declared Per Share of Common Stock.....................           $1.67        $1.67        $1.67

(a) Based on average number of shares outstanding.



See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
PP&L Resources, Inc. and Subsidiaries
(Millions of Dollars)

                                                                                    1997          1996          1995
Cash Flows From Operating Activities
  Net income..............................................                             $296          $329          $323
  Adjustments to reconcile net income to net
  cash provided by operating activities
    Depreciation................................................................        377           366           352
    Amortization of property under capital leases...............................         68            86            79
    Regulatory debits and credits ..............................................        (36)          (10)          (42)
    Deferred income taxes and investment tax credits............................         18                          16
    Voluntary early retirement program ........................................................                     (66)
    Change in current assets and current liabilities
      Fuel inventories..........................................................         11           (14)           43
      Other.....................................................................        (13)          (35)          (30)
    Other operating activities -- net...........................................         56            71            17
        Net cash provided by operating activities...............................        777           793           692

Cash Flows From Investing Activities
  Property, plant and equipment expenditures..............                             (310)         (360)         (403)
  Proceeds from sale of nuclear fuel to trust...................................         60            93            44
  Proceeds from sale of coal reserves.........................................................                       52
  Purchases of available-for-sale securities ...................................        (72)         (600)         (303)
  Sales and maturities of available-for-sale securities ........................        111           631           301
  Investment in electric energy projects........................................       (152)         (201)          (12)
  Purchases and sales of other financial investments - net......................         76
  Other investing activities -- net.......................                               (4)            5             8
        Net cash used in investing activities...................................       (291)         (432)         (313)

Cash Flows From Financing Activities
  Issuance of long-term debt..............................                              111           116            55
  Issuance of common stock......................................................         76            77            81
  Issuance of Company-obligated mandatorily redeemable
    preferred securities of subsidiary trusts holding
    solely company debentures...................................................        250
  Retirement of long-term debt............................                             (210)         (145)         (140)
  Purchase of subsidiary's preferred stock (net of
    premium and associated costs) ..............................................       (369)
  Payments on capital lease obligations...................                              (68)          (86)          (79)
  Common and preferred dividends paid...........................................       (298)         (296)         (290)
  Net increase (decrease) in short-term debt....................................         (9)           55            15
  Other financing activities -- net.............................................        (20)           (1)          (11)
        Net cash used in financing activities...................................       (537)         (280)         (369)

Net Increase(Decrease) in Cash and Cash Equivalents................                     (51)           81            10
Cash and Cash Equivalents at Beginning of Period................................        101            20            10
Cash and Cash Equivalents at End of Period......................................        $50          $101           $20

Supplemental Disclosures of Cash Flow Information
  Cash paid during the year for:
    Interest (net of amount capitalized)........................................       $208          $213          $218
    Income taxes................................................................       $244          $286          $257







See accompanying Notes to Financial Statements.

CONSOLIDATED BALANCE SHEET AT DECEMBER 31,
PP&L Resources, Inc. and Subsidiaries
(Millions of Dollars)
Assets                                                                            1997      1996
Property, Plant and Equipment
  Electric utility plant in service - at original cost.....                       $9,984    $9,824
    Accumulated depreciation (Notes 1 and 9)....................................  (3,570)   (3,337)
                                                                                   6,414     6,487

  Construction work in progress - at cost ......................................     185       172
  Nuclear fuel owned and leased - net of amortization  .........................     167       170
  Other leased property - net of amortization  ...........................................      76

    Electric utility plant - net ...............................................   6,766     6,905
  Other property - (net of depreciation, amortization
    and depletion: 1997, $57; 1996, $54)........................................      54        55
                                                                                   6,820     6,960


Investments
  Investment in and advances to electric energy
    projects -- at equity (Note 1) .............................................     360       224
  Affiliated companies - at equity (Note 1).....................................      17        17
  Nuclear plant decommissioning trust fund (Notes 1 and 7)......................     163       128
  Financial investments (Notes 1 and 8) ........................................      52       133
  Other-at cost or less (Note 8) ...............................................      13        18
                                                                                     605       520

Current Assets
  Cash and cash equivalents (Note 1) ......................                           50       101
  Current financial investments (Notes 1 and 8).................................       6        73
  Accounts receivable (less reserve:  1997, $16; 1996, $25)
    Customers ..................................................................     190       196
    Other ......................................................................      48        49
  Unbilled revenues
    Customers...................................................................      90        85
    Other ......................................................................      37        17
  Fuel, materials and supplies - at average cost ...............................     200       201
  Deferred income taxes (Note 6)................................................      22        21
  Other ........................................................................      52        40
                                                                                     695       783

Regulatory Assets and Other Noncurrent Assets  (Note 9).........................   1,365     1,407

                                                                                  $9,485    $9,670











See accompanying Notes to Financial Statements.




Liabilities                                                                       1997      1996

Capitalization
  Common equity
    Common stock ...............................................................      $2        $2
    Capital in excess of par value  ............................................   1,669     1,596
    Earnings reinvested.........................................................   1,164     1,143
    Capital stock expense and other ............................................     (26)        4
                                                                                   2,809     2,745
  Preferred stock
    With sinking fund requirements .............................................      47       295
    Without sinking fund requirements ..........................................      50       171
  Company-obligated mandatorily redeemable preferred
    securities of subsidiary trusts holding solely
    company debentures .........................................................     250
  Long-term debt ..........................................                        2,585     2,802
                                                                                   5,741     6,013

Current Liabilities
  Short-term debt (Note 10) ...............................                          135       144
  Long-term debt due within one year ...........................................     150        30
  Capital lease obligations due within one year ................................      58        81
  Accounts payable .............................................................     140       133
  Taxes accrued ................................................................      40        53
  Interest accrued .............................................................      62        61
  Dividends payable ............................................................      76        75
  Other ........................................................................     108        78
                                                                                     769       655

Deferred Credits and Other Noncurrent Liabilities
  Deferred investment tax credits (Note 6) ................                          199       209
  Deferred income taxes (Note 6) ...............................................   2,022     2,052
  Capital lease obligations ....................................................     113       166
  Other (Notes 1, 4 and 7)......................................................     641       575
                                                                                   2,975     3,002

Commitments and Contingent Liabilities (Note 16) ..............................


                                                                                  $9,485    $9,670












See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF SHAREOWNERS' COMMON EQUITY
PP&L Resources, Inc. and Subsidiaries
(Millions of Dollars)
                                                                       Capital
                                      Common Stock Outstanding        in Excess      Earnings      Capital Stock
                                          Shares (a)       Amount   of Par Value    Reinvested    Expense & Other
Balance at December 31, 1994.                155,481,962         $2       $1,433         $1,024                 $(4)

  Net income.....................................                                           323
  Cash dividends declared on
    common stock..............................                                             (264)
  Common stock issued (b) ............         3,921,304                      80
  Other...............................................                                                            3
Balance at December 31, 1995.                159,403,266         $2       $1,513         $1,083                 $(1)

  Net income.....................................                                           329
  Cash dividends declared on
    common stock..............................                                             (269)
  Common stock issued (b) ............         3,262,150                      77
  Other...............................................                         6                                  5
Balance at December 31, 1996.                162,665,416         $2       $1,596         $1,143                  $4

  Net income.....................................                                           296
  Cash dividends declared on
    common stock..............................                                             (275)
  Common stock issued (b) ...                  3,582,868                      76
  Other......................                                                (3)                                (30)
Balance at December 31, 1997........         166,248,284         $2       $1,669         $1,164                $(26)


(a) $.01 par value, 390,000,000 shares authorized.
    Each share entitles the holder to one vote on any question presented to any shareowners' meeting.
(b) Common Stock issued through the ESOP and the DRIP.






















See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF PREFERRED STOCK AT DECEMBER 31,
PP&L Resources, Inc. and Subsidiaries (a)
(Millions of Dollars)
                                                                    Shares
                                                  Outstanding     Outstanding      Shares
                                         1997(b)       1996        1997 (b)      Authorized
PP&L
  Preferred Stock - $100 par, cumulative
    4-1/2%...........................         $25           $53       530,189         629,936
    Series...........................          72           413     4,133,556      10,000,000
                                              $97          $466


Details of Preferred Stock (c)

                                                                   Optional     Sinking Fund
                                                                  Redemption     Provisions
                                                      Shares       Price Per    Shares to be
                             Outstanding            Outstanding      Share        Redeemed     Redemption
                              1997 (b)     1996      1997 (b)        1997       Annually (f)     Period

With Sinking Fund Requirements
  Series Preferred
    5.95% ...................       $1        $30       300,000       (d)              10,000   April 2001
    6.05%............................          25       250,000       (d)
    6.125% ..................       31        115     1,150,000       (d)            (e)         2003-2008
    6.15%....................       10         25       250,000       (d)             100,000   April 2003
    6.33% ...................        5        100     1,000,000       (d)              50,000    July 2003
                                   $47       $295

Without Sinking Fund Requirements
  4-1/2% Preferred...........      $25        $53       530,189       $110.00
  Series Preferred
    3.35%....................        2          4        41,783        103.50
    4.40%....................       11         23       228,773        102.00
    4.60%....................        3          6        63,000        103.00
    6.75%....................        9         85       850,000       (d)
                                   $50       $171

Increases(Decreases) in Preferred Stock

There were no issuances or redemptions of preferred stock in 1997, 1996 or 1995.


(a)   Each share of PP&L's preferred stock entitles the holder
      to one vote on any question presented to PP&L's shareowners' meetings. There were 10,000,000 shares of Resources' preferred stock and 5,000,000
      shares of PP&L's preference stock authorized; none were outstanding at December 31, 1997 and 1996, respectively.
(b)   In 1997, PP&L Resources acquired 79.10% ($369 million
      par value) of the outstanding preferred stock of PP&L
      in a tender offer.    At December 31, 1997, these shares
      have not been retired or redeemed. The par value of PP&L preferred stock acquired by PP&L Resources has been eliminated for purposes of providing consolidated financial statements.
(c) The involuntary liquidation price of the preferred stock is $100 per share. The optional voluntary liquidation price is the optional redemption price per share in effect, except for the 4-1/2% Preferred Stock for which such price is $100 per share (plus in each case any unpaid dividends).
(d) These series of preferred stock are not redeemable prior to the following years: 5.95%, 2001; 6.05%, 2002;
      6.125%, 6.15%, 6.33% and 6.75%, 2003.
(e)   Shares to be redeemed annually on October 1 as follows:
      2003-2007, 57,500; 2008, 22,500.
(f)   After giving effect to the preferred stock tender offer.



See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF COMPANY-OBLIGATED MANDATORILY
REDEEMABLE SECURITIES AT DECEMBER 31,
PP&L Resources, Inc. and Subsidiaries (a)
PP&L, Inc. and Subsidiaries (a)
(Millions of Dollars)
                                                 Outstanding
                                 1997     1996       1997    Authorized Maturity (b)
Company-Obligated Mandatorily Redeemable
Preferred Securities of Subsidiary Trusts Holding
Solely Company Debentures - $25 per security
     8.10%........                 $150       $0   6,000,000  6,000,000 July 2002
     8.20%.....................     100        0   4,000,000  4,000,000 April 2002
                                   $250       $0




(a) PP&L arranged for the issuance of a total of $250 million of Company-obligated mandatorily redeemable
     Preferred Securities of subsidiary trusts holding solely company debentures by PP&L Capital Trust and PP&L Capital
     Trust II, two Delaware statutory business trusts.
     These Preferred Securities are supported by a corresponding amount of junior subordinated deferrable interest debentures issued by PP&L to the trusts.
     PP&L owns all of the common securities, representing the remaining undivided beneficial ownership interest in the assets of the trusts. The proceeds derived from the issuance of the Preferred Securities and the common securities were used by PP&L Capital
     Trust and PP&L Capital Trust II to acquire $103 million and $155 million principal amount of Junior Subordinated
     Deferrable Interest Debentures, respectively.
     PP&L has guaranteed all of the trusts' obligations under the Preferred Securities. The proceeds of the sale of these Preferred Securities were loaned by PP&L to PP&L Resources for the tender offer for PP&L preferred stock.

(b) The Preferred Securities are subject to mandatory redemption, in whole or in part, upon the repayment of the Subordinated Debentures at maturity or their earlier redemption. At the option of the Company, the Subordinated
     Debentures are redeemable on and after the dates shown above in whole at any time or in part from time to time. The amount of Preferred Securities subject to such mandatory redemption will be equal to the amount of related Subordinated Debentures maturing or being redeemed.
     The redemption price is $25 per security plus an amount equal to accumulated and unpaid distributions to the date of redemption.









See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF LONG-TERM DEBT AT DECEMBER 31,
PP&L Resources, Inc. and Subsidiaries
(Millions of Dollars)
                                                                          Outstanding
                                                                  1997           1996            Maturity(b)
  First Mortgage Bonds (a)
    6 3/4% ..................................                                        $30           November 1, 1997(c)
    5 1/2%....................................................       $150            150              April 1, 1998
    7%.......................................................................         40            January 1, 1999(c)
    6%........................................................        125            125               June 1, 2000
    7 1/4% ..................................................................         60           February 1, 2001(c)
    7 3/4%....................................................        150            150                May 1, 2002
    6 1/2% to 7 1/2%..........................................        525            605                 2003-2007 (c)
    7.70%.....................................................        200            200                 2008-2012 (d)
    7 3/8%....................................................        100            100                 2013-2017
    8 1/2% to 9 3/8% .........................................        465            465                 2018-2022
    6 3/4% to 7 7/8% .........................................        500            500                 2023-2027

  First Mortgage Pollution Control Bonds (a)
    6.40% Series H...........................                          90             90          November 1, 2021
    5.50% Series I............................................         53             53          February 15, 2027
    6.40% Series J............................................        116            116          September 1, 2029
    6.15% Series K............................................         55             55             August 1, 2029
                                                                    2,529          2,739

  Medium Term Notes (e)
    6.79%....................................                         100                         November 22, 2004
    6.84%.....................................................          2                         November 20, 2007

  Unsecured promissory notes .................................        116            116
  Pollution Control Revenue Bonds.............................          9 (f)
                                                                    2,756          2,855
  Unamortized (discount) and premium -- net ..................        (21)           (23)
                                                                    2,735          2,832
  Less amount due within one year.............................        150             30

    Total long-term debt .....................................     $2,585         $2,802

         __________________________________________

(a) Substantially all owned electric utility plant is subject to the lien of PP&L's Mortgage.
(b) Aggregate long-term debt maturities through 2002 are (millions of dollars): 1998, $150;
     2000, $125; 2002, $150.  There are no bonds
     outstanding that have sinking fund requirements.
(c) In 1997, PP&L redeemed the $30 million of 6 3/4% mortgage bonds of the optional redemption price of 100% of the principal amount. Three series were redeemed under the maintenance and replacement fund provisions: $40 million of the 7% series due in 1999, $60 million of the 7 1/4% series due in 2001, and $80 million of the 7 1/2% series due in 2003.
(d) Any registered owner of these bonds has the right to require PP&L to redeem such owner's bonds on October 1, 1999 at a price of 100% of the principal amount.
(e) In 1997, PP&L Capital Funding issued two tranches of Medium-Term Notes. The proceeds derived from the issuance of these notes were used to pay down loans made under PP&L
     Resources' revolving credit agreement.
(f)  In 1997, the Indiana County Industrial Development
     Authority issued $62 million of Pollution
     Control Revenue Bonds. Of this amount, $9 million relates to PP&L's share of the financing of scrubber costs at the Conemaugh Station.
     The proceeds were used to retire the interim financing previously arranged for the Conemaugh project.

See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF INCOME
PP&L, Inc. and Subsidiaries
(Millions of Dollars)
                                                                     1997        1996        1995
Operating Revenues (Notes 1, 4 and 5).............................    $3,049      $2,910      $2,752

Operating Expenses
  Operation
    Fuel..........................................................       466         448         451
    Power purchases...............................................       504         352         291
    Other.........................................................       525         544         504
  Maintenance.....................................................       184         191         186
  Depreciation (including amortized depreciation)
    (Notes 1 and 9) ..............................................       374         363         349
  Income taxes (Note 6)...........................................       247         253         262
  Taxes, other than income (Note 6)...............................       204         203         201
  Voluntary early retirement program (Note 4) ........................                           (66)
                                                                       2,504       2,354       2,178
Operating Income..................................................       545         556         574

Other Income and (Deductions)
  Other - net ..................................                          11          17         (12)
  Income taxes (Note 6) ..........................................        (1)         (2)        (26)
  Gain on sale of coal mining assets (Note 15) .......................                            42
                                                                          10          15           4

Income Before Interest Charges....................................       555         571         578

Interest Charges
  Long-term debt................................                         195         207         213
  Short-term debt and other.......................................        12           7          13
                                                                         207         214         226
Net Income........................................................       348         357         352

Dividends on Preferred Stock......................................        40          28          28
Earnings Available to PP&L Resources, Inc. .....................        $308        $329        $324








See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
PP&L, Inc. and Subsidiaries
(Millions of Dollars)
                                                                           1997         1996         1995
Cash Flows From Operating Activities
  Net income........................................                          $348         $357         $352
  Adjustments to reconcile net income to net
   cash provided by operating activities
    Depreciation.......................................................        377          366          352
    Amortization of property under capital leases......................         68           86           79
    Regulatory debits and credits .....................................        (36)         (10)         (42)
    Deferred income taxes and investment tax
      credits..........................................................         20           (1)          16
    Voluntary early retirement program ............................................                      (66)
    Change in current assets and current liabilities
      Fuel inventories.................................................         11          (14)          43
      Other............................................................        (25)         (38)         (28)
    Other operating activities -- net..................................         23           53          (10)
        Net cash provided by operating activities......................        786          799          696

Cash Flows From Investing Activities
  Property, plant and equipment expenditures........                          (310)        (360)        (403)
  Proceeds from sales of nuclear fuel to trust.........................         60           93           44
  Proceeds from sale of coal reserves.............................................                        52
  Purchases of available-for-sale securities ..........................        (72)         (90)         (81)
  Sales and maturities of available-for-sale
    securities.........................................................         88           93           80
  Purchases and sales of other financial
    investments - net..................................................         76
  Loan to parent ...................................                          (375)
  Other investing activities -- net.................                            (4)           5            7
        Net cash used in investing activities..........................       (537)        (259)        (301)

Cash Flows From Financing Activities
  Issuance of long-term debt........................                             9          116           55
  Issuance of Company-obligated mandatorily redeemable
    preferred securities of subsidiary trusts holding
    solely company debentures .........................................        250
  Issuance of common stock and capital
    contribution from parent...........................................          7           32           60
  Retirement of long-term debt.........................................       (210)        (145)        (140)
  Payments on capital lease obligations................................        (67)         (86)         (79)
  Common and preferred dividends paid..................................       (344)        (296)        (290)
  Net increase (decrease) in short-term debt...........................         35          (79)          15
  Other financing activities -- net....................................         (9)          (2)         (10)
        Net cash used in financing activities..........................       (329)        (460)        (389)

Net Increase(Decrease) in Cash and Cash Equivalents...................         (80)          80            6
Cash and Cash Equivalents at Beginning of Period.......................         95           15            9
Cash and Cash Equivalents at End of Period.............................        $15          $95          $15

Supplemental Disclosures of Cash Flow Information
  Cash paid during the year for
    Interest (net of amount capitalized)...............................       $201         $208         $218
    Income taxes.......................................................       $253         $289         $258




See accompanying Notes to Financial Statements.

CONSOLIDATED BALANCE SHEET AT DECEMBER 31,
PP&L, Inc. and Subsidiaries
(Millions of Dollars)
Assets                                                                             1997          1996
Property, Plant and Equipment
  Electric utility plant in service - at original cost....                          $9,984        $9,824
    Accumulated depreciation (Notes 1 and 9)...................................     (3,570)       (3,337)
                                                                                     6,414         6,487

  Construction work in progress - at cost .....................................        185           172
  Nuclear fuel owned and leased - net of amortization .........................        167           170
  Other leased property - net of amortization ............................................            76

   Electric utility plant - net ...............................................      6,766         6,905
  Other property - (net of depreciation, amortization
    and depletion:  1997, $57; 1996, $54)......................................         54            55
                                                                                     6,820         6,960

Investments
  Affiliated companies - at equity (Note 1) ..............                              17            17
  Nuclear plant decommissioning trust fund (Notes 1 and 7).....................        163           128
  Loan to parent ..............................................................        375
  Financial investments (Notes 1 and 8) ..................                              52           133
  Other - at cost or less (Note 8) ............................................         13            10
                                                                                       620           288

Current Assets
  Cash and cash equivalents (Note 1) .....................                              15            95
  Current financial investments (Notes 1 and 8)................................          6            51
  Accounts receivable (less reserve:  1997, $16; 1996, $25)
    Customers .................................................................        188           196
    Other .....................................................................         64            44
  Unbilled revenues
    Customers .................................................................         90            85
    Other .....................................................................         36            17
  Fuel, material and supplies - at average cost ...............................        200           201
  Deferred income taxes (Note 6)...............................................         22            21
  Other .......................................................................         49            40
                                                                                       670           750

Regulatory Assets and Other Noncurrent Assets (Note 9)........................       1,362         1,407

                                                                                    $9,472        $9,405


See accompanying Notes to Financial Statements.


Liabilities                                                                        1997          1996

Capitalization
  Common equity
    Common stock ..............................................................     $1,476        $1,476
    Additional paid-in capital ................................................         64            57
    Earnings reinvested .......................................................      1,092         1,094
    Capital stock expense and other  ..........................................        (20)          (10)
                                                                                     2,612         2,617
  Preferred stock
    With sinking fund requirements ............................................        295           295
    Without sinking fund requirements .........................................        171           171
  Company-obligated mandatorily redeemable preferred
    securities of subsidiary trusts holding solely
    company debentures ........................................................        250
  Long-term debt .........................................                           2,483         2,802
                                                                                     5,811         5,885

Current Liabilities
  Short-term debt (Note 10) ..............................                              45            10
  Long-term debt due within one year ..........................................        150            30
  Capital lease obligations due within one year ...............................         58            81
  Accounts payable ............................................................        148           132
  Taxes accrued ...............................................................         40            55
  Interest accrued ............................................................         59            60
  Dividends payable ...........................................................         81            75
  Other .......................................................................        107            78
                                                                                       688           521

Deferred Credits and Other Noncurrent Liabilities
  Deferred investment tax credits (Note 6) ...............                             199           209
  Deferred income taxes (Note 6) ..............................................      2,022         2,050
  Capital lease obligations  ..................................................        113           166
  Other (Notes 1, 4 and 7) ....................................................        639           574
                                                                                     2,973         2,999

Commitments and Contingent Liabilities (Note 16) ...................................


                                                                                    $9,472        $9,405



See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF SHAREOWNER'S COMMON EQUITY
PP&L, INC. AND SUBSIDIARIES
(Millions of Dollars)
                                                                                   Additional
                                                         Common Stock Outstanding    Paid-in    Earnings     Capital Stock
                                                            Shares (a)     Amount    Capital   Reinvested   Expense & Other
Balance at December 31, 1994...............                  155,481,962    $1,441         $0        $973               $(10)

  Net income..................................................................                        352
  Cash dividends declared
    Preferred stock..........................................................                         (28)
    Common stock...........................................................                          (263)
  Common stock issued (b) ...............................      1,818,420        35
  Capital contribution from PP&L Resources.................                                25
  Other............................................................................                                        3
Balance at December 31, 1995...............                  157,300,382    $1,476        $25      $1,034                $(7)

  Net income..................................................................                        357
  Cash dividends declared
    Preferred stock..........................................................                         (28)
    Common stock...........................................................                          (269)
  Capital contribution from PP&L Resources.................                                32
  Other............................................................................                                       (3)
Balance at December 31, 1996...............                  157,300,382    $1,476        $57      $1,094               $(10)

  Net income..................................................................                        348
  Cash dividends declared
    Preferred stock..........................................................                         (40)
    Common stock...........................                                                          (275)
    Dividends to PP&L Resources ...........                                                           (35)
  Capital contribution from PP&L Resources.                                                 7
  Other....................................                                                                              (10)
Balance at December 31, 1997.............................    157,300,382    $1,476        $64      $1,092               $(20)

(a) No par value.  170,000,000 shares authorized.  As of April 27, 1995, all holders of PP&L common stock became holders of PP&L Resources common stock, all PP&L common stock was acquired by PP&L
    Resources.
(b) Common Stock was issued through the ESOP and DRIP.


See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF PREFERRED STOCK AT DECEMBER 31,
PP&L, Inc. and Subsidiaries(a)
(Millions of Dollars)
                                                                       Shares
                                        Outstanding                  Outstanding        Shares
                                           1997         1996            1997          Authorized
   Preferred Stock -- $100 par, cumulative
     4-1/2%..........                         $53             $53         530,189          629,936
     Series..........................         413             413       4,133,556       10,000,000
                                             $466            $466




Details of Preferred Stock (b)
                                                                      Optional       Sinking Fund
                                                                     Redemption       Provisions
                                                       Shares         Price Per      Shares to be
                             Outstanding             Outstanding        Share          Redeemed      Redemption
                                1997       1996         1997            1997           Annually        Period

With Sinking Fund Requirements
  Series Preferred
    5.95% ...................      $30        $30         300,000        (c)           300,000       April 2001
    6.05%....................       25         25         250,000        (c)           250,000       April 2002
    6.125% ..................      115        115       1,150,000        (c)             (d)          2003-2008
    6.15%....................       25         25         250,000        (c)           250,000       April 2003
    6.33% ...................      100        100       1,000,000        (c)             (e)          2003-2008
                                  $295       $295

Without Sinking Fund Requirements
  4-1/2% Preferred...........      $53        $53         530,189         $110.00
  Series Preferred
    3.35%....................        4          4          41,783          103.50
    4.40%....................       23         23         228,773          102.00
    4.60%....................        6          6          63,000          103.00
    6.75%....................       85         85         850,000        (c)
                                  $171       $171


Increases (Decreases) in Preferred Stock

There were no issuances or redemptions of preferred stock in 1997, 1996 or 1995.

(a)  Each share of PP&L's preferred stock entitles the holder to one vote on any question presented to PP&L's shareowners' meetings.  There were 5,000,000 shares of PP&L's preference stock authorized; none were outstanding at December 31, 1997 and 1996, respectively.
(b)  The involuntary liquidation price of the preferred stock is $100 per share.  The optional voluntary liquidation price is the optional redemption price  per share in effect, except for the 4-1/2% Preferred Stock for which such price is $100 per share
     (plus in each case any unpaid dividends).
(c)  These series of preferred stock are not redeemable prior to the following years:
     5.95%, 2001; 6.05%, 2002;  6.125%, 6.15%, 6.33% and 6.75%, 2003.
(d)  Shares to be redeemed annually on October 1 as follows:  2003-2007, 57,500; 2008,
     862500
(e)  Shares to be redeemed annually on July 1 as follows:  2003-2007, 50,000; 2008, 750,000.




See accompanying Notes to Financial Statements.

CONSOLIDATED STATEMENT OF LONG-TERM DEBT AT DECEMBER 31,
PP&L, Inc. and Subsidiaries
(Millions of Dollars)
                                                                        Outstanding
                                                                1997          1996            Maturity(b)
  First Mortgage Bonds (a)
    6 3/4% .................................                                      $30          November 1, 1997(c)
    5 1/2%..................................................       $150           150             April 1, 1998
    7%....................................................................         40           January 1, 1999(c)
    6%......................................................        125           125              June 1, 2000
    7 1/4% ...............................................................         60          February 1, 2001(c)
    7 3/4%..................................................        150           150               May 1, 2002
    6 1/2% to 7 1/2%........................................        525           605                2003-2007 (c)
    7.70%...................................................        200           200                2008-2012 (d)
    7 3/8%..................................................        100           100                2013-2017
    8 1/2% to 9 3/8% .......................................        465           465                2018-2022
    6 3/4% to 7 7/8% .......................................        500           500                2023-2027

  First Mortgage Pollution Control Bonds (a)
    6.40% Series H..........................                         90            90         November 1, 2021
    5.50% Series I..........................................         53            53         February 15, 2027
    6.40% Series J..........................................        116           116         September 1, 2029
    6.15% Series K..........................................         55            55            August 1, 2029
                                                                  2,529         2,739
  Unsecured promissory notes ...............................        116           116
  Pollution Control Revenue Bonds...........................          9 (e)
                                                                  2,654         2,855
  Unamortized (discount) and premium -- net ................        (21)          (23)
                                                                  2,633         2,832
  Less amount due within one year...........................        150            30

    Total long-term debt ...................................     $2,483        $2,802




        __________________________________________

(a)  Substantially all owned electric utility plant is subject to the lien of PP&L's
     Mortgage.
(b)  Aggregate long-term debt maturities through 2002 are (millions of dollars):  1998,
       $150; 2000, $125; 2002, $150.  There are no bonds outstanding that have sinking fund requirements.
(c)  In 1997, PP&L redeemed the $30 million of 6 3/4% mortgage bonds at the optional redemption price of 100% of the principal amount.  Three series were redeemed under the maintenance  and replacement fund provisions:  $40 million of the 7% series due in 1999, $60 million of the  7 1/4% series due in 2001, and $80 million of the
       7 1/2% series due in 2003.
(d)  Any registered owner of these bonds has the right to require PP&L to redeem such owner's bonds on October 1, 1999 at a price of 100% of the principal amount.
(e)  In 1997, the Indiana County Industrial Development Authority issued $62 million of
       Pollution Control Revenue Bonds.  Of this amount, $9 million relates to PP&L's share of the financing of scrubber costs at the Conemaugh Station.  The proceeds were used to retire the interim financing previously arranged for the Conemaugh project.


See accompanying Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS

	Terms and abbreviations appearing in Notes to Financial Statements are explained in the glossary.

1.  Summary of Significant Accounting Policies

Business and Consolidation

	As of December 31, 1997, PP&L Resources was the parent holding company of PP&L, PP&L Global, PP&L Spectrum and PP&L Capital Funding.

	PP&L's financial condition and results of operations are currently the principal factors affecting PP&L Resources' financial condition and results of operations. PP&L is an operating electric utility serving customers in central eastern Pennsylvania. All nonutility operating transactions are included in "Other Income and (Deductions)" on the Consolidated Statements of Income.

	The consolidated financial statements include the accounts of PP&L Resources and its direct and indirect subsidiaries. All significant intercompany transactions have been eliminated.

	Less than 50% owned affiliates are accounted for using the equity method. These affiliates consist principally of Safe Harbor Water Power Corporation and investments held by PP&L Global.

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

	To the extent that PP&L concludes that recovery of a regulatory asset is no longer probable due to regulatory treatment, the effects of competition or other factors, the amount would have to be written off against income. PP&L will discontinue application of SFAS 71 for the generation portion of its business upon the issuance of the PUC's restructuring order. See Note 3 for additional information.

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

	Major classes of electric utility plant in service and their respective balances are (millions of dollars):

                               1997           1996

     Production               $6,305         $6,303
     Transmission                392            386
     Distribution              2,891          2,774
     General                     328            303
     Other                        68             58
                              $9,984         $9,824

	For financial statement purposes, depreciation is being provided over the estimated useful lives of property using a straight-line method for all property except for certain property at the Susquehanna steam station. The other portion of the Susquehanna property is depreciated at an annual rate of $173 million from October 1995 through December 1998, after which depreciation is scheduled to decline by $71 million annually. Provisions for depreciation, as a percent of average depreciable property, approximated 3.8% in 1997 and 1996 and 3.7% in 1995.

Nuclear Decommissioning and Fuel Disposal

	An annual provision for PP&L's share of the future cost to decommission the Susquehanna station, equal to the amount allowed for ratemaking purposes, is charged to operating expense. Such amounts are invested in external trust funds which can be used only for future decommissioning costs. See Notes 4 and 7.

	The DOE is responsible for the permanent storage and disposal of spent nuclear fuel removed from nuclear reactors. PP&L pays the DOE a fee for future disposal services and recovers such costs in customer rates. PP&L has joined other utilities in a federal lawsuit to suspend payments to the DOE and to place the fees in escrow unless that department begins accepting nuclear fuel as agreed to in its contract with the utilities.



Financial Investments

	Securities subject to the requirements of SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities" are carried at fair value, determined at the balance sheet date. Net unrealized gains on available-for-sale securities are included in common equity. Net unrealized gains and losses on trading securities are included in income. Net unrealized gains and losses on securities that are not available for unrestricted use due to regulatory or legal reasons are reflected in the related asset and liability accounts. Realized gains and losses on the sale of securities are recognized utilizing the specific cost identification method. Investments in financial limited partnerships are accounted for under the equity method of accounting and venture capital investments are recorded at cost. See Note 8.

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

	In April 1997, capital leases for vehicles, personal computers, and other property were reclassified as operating leases. This reclassification resulted from a revised agreement between PP&L and its leasing companies. The new leases did not meet any of the classification criteria to be deemed capital leases according to FASB No. 13.

Revenues

	Electric revenues are recorded based on the amounts of electricity delivered to customers through the end of each calendar month. This includes amounts customers will be billed for electricity delivered from the time meters were last read to the end of the month. During 1997, PP&L's ECR and STAS were zero. The SBRCA ended in June 1997.

	Approximately 97% of operating revenues were derived from electric energy sales, with 33% coming from residential customers, 27% from commercial customers, 19% from industrial customers, 20% from wholesale sales and 1% from others.

Income Taxes

	PP&L Resources and its subsidiaries file a consolidated federal income tax return. Income taxes are allocated to operating expenses and other income and deductions on the Consolidated Statements of Income.

	The provision for PP&L's deferred income taxes is based upon the ratemaking principles reflected in rates established by the PUC and FERC. The difference in the provision for deferred income taxes and the amount that otherwise would be recorded under generally accepted accounting principles is deferred and included in taxes recoverable through future rates on the Consolidated Balance Sheet. See Note 6.

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

	PP&L Global has a non-qualified retirement plan for its corporate officers.

	For information on other postretirement and postemployment benefits, see Note 13.

Cash Equivalents

	All highly liquid debt instruments purchased with original maturities of three months or less are considered to be cash equivalents.


2.  PUC Restructuring Proceeding

	In December 1996, Pennsylvania enacted the Customer Choice Act to restructure its electric utility industry in order to create retail access to a competitive market for the generation of electricity. The Act includes the following major provisions: (1) all electric utilities in Pennsylvania are required to file a restructuring plan with the PUC to implement direct access to a competitive market for electric generation;
(2) retail customer choice will be phased in over three years, beginning as early as January 1, 1999; (3) electric distribution companies will be the suppliers of last resort, and the PUC will ensure that adequate generation reserves exist to maintain reliable electric service; (4) retail rates generally will be capped for at least four-and-a-half years for transmission and distribution charges and for as long as nine years for generation charges; (5) utilities are permitted to recover PUC-approved transition or stranded costs through a non-bypassable Competitive Transition Charge (CTC); and (6) transition bonds may be issued to refinance the stranded costs, with a transition charge on customers bills to repay the bonds.

	Under the Customer Choice Act, the PUC is authorized to determine the amount of PP&L's stranded costs to be recovered through a CTC to be paid by all PUC-jurisdictional customers who receive transmission and distribution service from PP&L. Stranded costs are defined in the Customer Choice Act as "generation-related costs... which would have been recoverable under a regulated environment but which may not be recoverable in a competitive generation market and which the PUC determines will remain following mitigation by the electric utility."

	In accordance with the Customer Choice Act, PP&L filed its restructuring plan with the PUC on April 1, 1997. PP&L's restructuring plan includes a claim of $4.5 billion (on a net present value basis as of January 1, 1999) for stranded costs. Pursuant to the Customer Choice Act, this claim is comprised of the following categories:

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

	Numerous parties have intervened in PP&L's restructuring proceeding. These parties are recommending stranded cost recovery by PP&L ranging from $695 million to $3.2 billion. In this regard, the PUC's OTS recommends that PP&L be permitted to recover $3.2 billion of its stranded costs; the PP&L Industrial Customer Alliance recommends recovery of $695 million; and the OCA recommends recovery of $1.1 billion. Under Pennsylvania law, the OCA and the OTS have advocacy roles in proceedings before the PUC. Testimony filed by the OCA and OTS carries no more weight than testimony filed by any other party in the proceeding.

	Evidentiary hearings in this matter were held in late-August. The PUC has revised the procedural schedule several times to permit continued settlement discussions among the parties. In February 1998, the parties filed their Main Briefs in the proceeding. Under the current schedule, the PUC's final order is due by June 4, 1998. PP&L cannot predict the ultimate outcome of this proceeding.

	The ultimate impact of the Customer Choice Act on PP&L's financial health will depend on numerous factors, including:

	1.	The PUC's final order in the restructuring proceeding,
including the amount of stranded cost recovery approved by the PUC and the PUC's disposition of other issues raised;

	2.	The effect of the rate cap imposed under the provisions of the
Customer Choice Act;

	3.	The actual market price of electricity over the transition
period;

	4.	Future sales levels; and

	5.	The extent to which the regulatory framework established by the
Customer Choice Act will continue to be applied.

	Under the Customer Choice Act, PP&L's rates to PUC-jurisdictional customers are capped at the level in effect on January 1, 1997 through mid-2001 for transmission and distribution services and through the year 2005 for generation services to customers who do not choose an alternative supplier. Applying the CTC proposed in its restructuring plan (which is restricted by the rate cap) through the year 2005, it is estimated that PP&L would collect approximately $4 billion (on a net present value basis as of January 1, 1999) of its stranded costs. The remaining $500 million would be reflected as lower cash flow to PP&L after the transition period than would have occurred with continued regulated rates.

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

	If the PUC's final order in the restructuring proceeding were to permit full recovery of PP&L's stranded costs, including full recovery of all regulatory assets and above-market NUG costs over the transition period, PP&L estimates that its net income over the transition period would be reduced by about 5% from amounts that were previously projected under historic cost-based regulation.

	However, the PUC's final order -- either as a result of a settlement or a fully-litigated proceeding -- may result in changes to components or assumptions in PP&L's restructuring plan that could have an adverse effect on the amount of the CTC, the amount of stranded costs that are recoverable through the CTC or the overall amount of revenues to be collected from customers. As a result of these uncertainties, PP&L cannot determine whether and to what extent it may be subject to a write-off or a reduction in revenues and earnings with respect to the restructuring proceeding. Based on the substantial amounts involved in the restructuring proceeding, should PP&L incur such a write-off or reduction in revenues and earnings, either one could be material in amount. Accordingly, PP&L Resources is unable to predict the ultimate effect of the Customer Choice Act or the PUC's final order in the restructuring proceeding on its financial position, its results of operation, future PP&L rate levels, the need or ability to issue securities to meet future capital requirements or the ability to maintain the common stock dividend at the current level.

	The Customer Choice Act permits the issuance of "transition bonds" securitized by customer revenues from an Intangible Transition Charge
(ITC) to finance the payment of stranded costs. PP&L is considering whether to seek to securitize some portion of its stranded cost claim, which would require the approval of the PUC in a qualified rate order.

	Certain parties have brought actions in the Pennsylvania
Commonwealth Court challenging the constitutionality of the Customer Choice Act. PP&L has intervened in these proceedings in support of the Customer Choice Act.


3.  Accounting for the Effects of Certain Types of Regulation

	The FASB's Emerging Issues Task Force (EITF) has addressed the appropriateness of the continued application of SFAS 71 by utilities in states that have enacted restructuring legislation similar to the Customer Choice Act. The EITF issued its statement 97-4 (Deregulation of the Pricing of Electricity -- Issues Related to the Application of FASB Statements 71 and 101), which concluded that utilities should discontinue application of SFAS 71 for the generation portion of their business when a deregulation plan is in place and its terms are known. For PP&L, this will be upon the issuance of the PUC's restructuring order expected to be no later than mid-1998. One of the EITF's key conclusions is that utilities should continue to carry some or all of their regulatory assets and liabilities that originated in the generation portion of the business if the regulatory cash flows to realize and settle them will be derived from the regulated portion of the business (e.g., transmission and distribution). In addition, costs or obligations of the generation portion of the business that are incurred after application of SFAS 71 ceases and that are covered by the regulated cash flows for the portion of the business that remains regulated on a cost of service basis would also meet the criteria to be considered regulatory assets or liabilities.

PUC Proceedings

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

FERC Proceedings

	Under FERC Order 888, 16 small utilities which have power supply agreements with PP&L signed before July 11, 1994, requested and were provided with PP&L's current estimate of its stranded costs applicable to these customers if they were to terminate their agreements in 1999. PP&L has now executed settlement agreements with these customers, which will be filed with the FERC for approval. These settlement agreements provide for continued power supply by PP&L through January 2004. If FERC approves the agreements as filed, PP&L would be required to write off a portion of its stranded costs applicable to these customers. The amount of this write-off is currently estimated at approximately $28 million after-tax, or 17 cents per share of common stock. FERC action on this matter is not expected until the second quarter of 1998.


4.  Rate Matters

Base Rate Filing with the PUC

	In 1995, the PUC issued a final order with respect to the base rate case filed by PP&L in December 1994. The PUC Decision increased PUC jurisdictional rates by about $85 million annually, or 3.8%. The PUC Decision permitted the levelization of depreciation expense for the Susquehanna station, recovery of retiree health care costs and costs of the 1994 voluntary early retirement program and revised costs to decommission Susquehanna SES. The order also permitted recovery of deferred operating and capital costs, net of energy savings, for Susquehanna Unit 2 but disallowed similar costs for Unit 1. The PUC also rejected PP&L's request to include in the ECR the cost of capacity billed to other utilities after the contractual arrangements with these utilities expire.

	The OCA appealed three issues from the PUC Decision to the Pennsylvania Commonwealth Court. In May 1997, the Commonwealth Court issued its decision on the OCA's appeal. Two of the issues, recovery of SFAS 106 deferrals and the carrying charges and operating expenses for Susquehanna Unit 2 from commercial operation until the plant was recognized in rates, were decided in PP&L's favor. The third issue was the recovery of Pennsylvania Gross Receipts Tax (GRT) on uncollectible revenues. PP&L had requested an allowance for GRT on the full amount of revenue approved by the PUC, while the OCA had proposed a $745,000 annualized adjustment to disallow GRT on revenues that PP&L will not be able to collect. The PUC had rejected the OCA's proposed adjustment. The Commonwealth Court reversed the PUC Decision and remanded that issue to the PUC for adjustment of the allowance.

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


5.  Sales to Other Electric Utilities

	PP&L provides Atlantic with 125,000 kilowatts of capacity (summer rating) and related energy from its wholly owned coal-fired stations. Sales to Atlantic will expire in March 1998.

	PP&L provided JCP&L with 567,000 kilowatts of capacity and related energy from all of its generating units during 1997. This amount will decline by 189,000 kilowatts per year until the end of the agreement on December 31, 1999. PP&L expects to be able to resell the capacity and energy at market prices.

	PP&L provides BG&E with 129,000 kilowatts or 6.6 percent of its share of capacity and related energy from the Susquehanna station. Sales to BG&E will continue through May 2001.

	In June 1997, PP&L began a sale of capacity and energy to JCP&L pursuant to an agreement which provides that JCP&L will purchase 150,000 kilowatts of capacity and energy for 12 months, increasing to 200,000 kilowatts in June 1998, and then to 300,000 kilowatts in June 1999 through the end of the agreement in May 2004. Prices for this energy and capacity reflect market conditions.

	In July 1997, FERC accepted a new wholesale power tariff that permits PP&L to sell capacity and energy at market-based rates, both inside and outside the PJM area, subject to certain conditions. This tariff allows PP&L to become more active in the wholesale market with utilities and other entities, and removes pricing restrictions which in the past had limited PP&L to charging at or below cost-based rates. Sales of capacity and energy have been made under this new tariff.

	In January 1998, the United States Department of Energy approved PP&L's application for an export license to sell capacity and/or energy to electric utilities in Canada. This export license allows PP&L to sell either its own capacity and energy not required to serve domestic obligations or power purchased from other utilities.


6.  Income Taxes
	For 1997, 1996 and 1995, the corporate federal income tax rate was 35%, and the Pa. CNI rate was 9.99%.
	The tax effects of significant temporary differences comprising PP&L Resources' net deferred income tax liability were as follows (millions of dollars):


                                           1997              1996

Deferred tax assets
  Deferred investment tax credits         $   82           $   86
  Accrued pension costs                       77               67
  Other                                       66               75
  Valuation allowance                         (6)              (6)
                                             219              222
Deferred tax liabilities
  Electric utility plant - net             1,755            1,788
  Other property - net                         9                9
  Taxes recoverable through future rates     377              399
  Reacquired debt costs                       43               46
  Other                                       35               11
                                           2,219            2,253
Net deferred tax liability                $2,000           $2,031

	Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to income from continuing operations for accounting purposes, and details of taxes, other than income are as follows (millions of dollars):

Income Tax Expense                    1997          1996          1995
  Included in Operating Expenses
    Provision - Federal               $169          $189          $195
                State                   59            64            62
                                       228           253           257
    Deferred - Federal                  20             4             9
               State                     9             6             6
                                        29            10            15
    Investment tax credit,
      net - Federal                    (10)          (10)          (10)
                                       247           253           262
  Included in Other Income
    and Deductions
      Provision (credit) - Federal      (6)           (1)            8
                           State        (2)            1             4
                                        (8)            0            12
      Deferred - Federal                (1)            1            10
                 State                   0            (1)            2
                                        (1)            0            12
                                        (9)            0            24
  Total income tax
    expense - Federal                  172           183           212
              State                     66            70            74
                                      $238          $253          $286



Reconciliation of Income
Tax Expense
  Indicated federal income tax on
    pre-tax income at statutory
    tax rate - 35%                    $195          $213          $223
  Increase (decrease) due to:
    State income taxes                  40            44            50
    Flow through of depreciation
      differences not previously
      normalized                        22            20            16
    Amortization of investment
      tax credit                       (10)          (10)          (10)
    Research & experimentation
      income tax credits                (1)           (5)
    Other                               (8)           (9)            7
                                        43            40            63
  Total income tax expense            $238          $253          $286
  Effective income tax rate           42.7%         41.5%         44.9%

Taxes, Other Than Income
    State gross receipts              $104          $105          $102
    State utility realty                46            44            46
    State capital stock                 34            34            33
    Social security and other           20            20            20
                                      $204          $203          $201


7.  Nuclear Decommissioning Costs

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

	Decommissioning costs charged to operating expense were $12 million in both 1997 and 1996 and $8 million in 1995 and are based upon amounts included in customer rates. The increase in 1996 is a result of the PUC Decision, in which recovery of decommissioning costs was based on the cost estimates in the 1993 site-specific study. Rates charged to small utilities reflect the estimated cost of decommissioning in the 1993 study. In January 1996, PP&L filed with the FERC to increase its decommissioning rate to reflect the projected cost of decommissioning the Susquehanna station. A settlement of this case was approved by the FERC in June 1997. See Note 4 for further information.

	Amounts collected from customers for decommissioning, less applicable taxes, are deposited in external trust funds for investment and can be used only for future decommissioning costs. The market value of securities held and accrued income in the trust funds at December 31, 1997 and 1996 aggregated approximately $163 million and $128 million, respectively. The trust funds experienced, on a fair market value basis, a $24 million net gain in 1997, which includes net unrealized appreciation of $18 million, and a net gain in 1996 of $6 million, which includes net unrealized appreciation of $2 million. The trust fund activity is reflected in the nuclear plant decommissioning trust fund and in other noncurrent liabilities on the Consolidated Balance Sheet. Accrued nuclear decommissioning costs were $166 million and $130 million at December 31, 1997 and 1996, respectively.

	The FASB issued an exposure draft on the accounting for liabilities related to closure and removal of long-lived assets, including decommissioning of nuclear power plants. As a result, current industry accounting practices for decommissioning may change, including the possibility that the estimated cost for decommissioning could be recorded as a liability at the present value of the estimated future cash outflows that will be required to satisfy those obligations. Due to FASB's recognition that these issues intertwine with other unresolved accounting issues, FASB has not yet determined when it will issue another exposure draft or a final statement.


8.  Financial Instruments

	The carrying amount shown on the Consolidated Balance Sheet and the estimated fair value of PP&L Resources' financial instruments are as follows (millions of dollars):

                                 December 31, 1997    December 31, 1996
	                             Carrying    Fair    Carrying     Fair
	                              Amount    Value     Amount      Value
	Assets
	  Nuclear plant decommis-
	    sioning trust fund (a)    $163      $163      $128       $128
	  Financial investments (a)     58        62       206        206
	  Other investments             13        13        18         18
	  Cash and cash equivalents     50        50       101        101
	  Other financial instru-
	    ments included in
	    other current assets         3         3         2          2

	Liabilities
	  Preferred stock with
	    sinking fund require-
	    ments (b)                   47        49       295        294
	  Company-obligated manda-
	    torily redeemable
	    preferred securities of
	    subsidiary trusts
	    holding solely company
	    debentures (b)             250       256         -          -
	  Long-term debt (b)         2,735     2,895     2,832      2,885
	  Commercial paper and
	    bank loans                 135       135       144        144

	(a) The carrying value of these financial instruments generally is based on established market prices and approximates fair value.
	(b) The fair value generally is based on quoted market prices for the securities where available and estimates based on current rates offered to PP&L Resources where quoted market prices are not available.




9. Regulatory Assets

	The following regulatory assets were reflected in the PP&L Consolidated Balance Sheet (millions of dollars):

                                               1997        1996

	Deferred depreciation                    $   71      $ 140
	Deferred operating and carrying
	  costs - Susquehanna                        15         17
	Utility plant carrying charges -
	  net of amortization                        19         21
	Reacquired debt costs                       103        110
	Taxes recoverable through future
	  rates                                     909        963
	Assessment for decommissioning
	  uranium enrichment facilities              28         30
	Postretirement benefits other
	  than pensions                              25         28
	Voluntary early retirement program           36         49
	ECR undercollection                          49         17
	Buyout of NUG contracts                      84
	Other                                        20         24
	                                         $1,359     $1,399

	As of December 31, 1997, substantially all of PP&L's regulatory assets are being recovered through rates charged to customers over periods ranging from 3 to 35 years. In December 1996, Pennsylvania passed restructuring legislation which permits utilities to recover approved regulatory assets as transition or stranded costs. See Note 2 "PUC Restructuring Proceeding".

	For a discussion of taxes recoverable through future rates, postretirement benefits other than pensions, assessment for decommissioning uranium enrichment facilities, VERP, and additional information on the PUC Decision, see Notes 4, 6, and 13.


10.  Credit Arrangements & Financing Activities

	PP&L issues commercial paper and, from time to time, borrows from banks to provide short-term funds required for general corporate purposes. In addition, certain subsidiaries also borrow from banks to obtain short-term funds. Bank borrowings generally bear interest at rates negotiated at the time of the borrowing. PP&L's weighted average interest rate on short-term borrowings was 6.6% and 4.9% at December 31, 1997 and 1996, respectively. PP&L currently has authorization from the FERC to issue up to $750 million of short-term debt.

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

	In April 1997, PP&L instituted a short-term bond program in order to meet certain short-term working capital requirements and to accomplish other corporate purposes. Under this program, a total of $800 million of short-term bonds (having maturities not in excess of 30 days) were issued from time to time, with no more than $150 million of such bonds outstanding at any one time. No such bonds were outstanding at December
31, 1997.

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

	To provide financing for a portion of this tender offer, PP&L arranged for the issuance of a total of $250 million of "Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely company debentures" (Preferred Securities) by two Delaware statutory business trusts. These securities consist of four million shares of 8.20% Preferred Securities issued by PP&L Capital Trust to the public in April 1997 at $25 per share, for proceeds of $100 million; and six million shares of 8.10% Preferred Securities issued by PP&L Capital Trust II to the public in June 1997 at $25 per share, for proceeds of $150 million. PP&L owns all of the common securities of both trusts. The sole asset of PP&L Capital Trust is $103 million of PP&L's 8.20% junior subordinated deferrable interest debentures (Junior Subordinated Debentures), due April 1, 2027, and the sole asset of PP&L Capital Trust II is $155 million of PP&L's 8.10% Junior Subordinated Debentures, due July 1, 2027. The obligations of PP&L under the Junior Subordinated Debentures, the indenture under which the Junior Subordinated Debentures were issued, the trust agreements of the trusts and the guarantees by PP&L of payment of the Preferred Securities, in the aggregate, constitute a full and unconditional guarantee by PP&L of each trust's Preferred Securities.

	PP&L Capital Funding, a wholly-owned subsidiary of PP&L Resources, was formed in September 1997 to provide financing for PP&L Resources and its subsidiaries. The payment of principal, interest and premium, if any, with respect to debt securities issued by PP&L Capital Funding will be guaranteed by PP&L Resources.

	In November 1997, PP&L and PP&L Capital Funding established a new joint revolving credit facility with a group of 14 banks comprised of two separate revolving credit agreements -- a $150 million 364-day revolving credit agreement and a $300 million five-year revolving credit agreement. Under the terms of these credit agreements, either company can borrow at interest rates based on Eurodollar deposit rates or the prime rate, and the respective obligations of each company are several and not joint.
The new revolving credit facility replaced PP&L Resources' $300 million revolving credit agreement, PP&L's $250 million revolving credit agreement and three separate PP&L credit agreements totaling $45 million, all of which were terminated. At December 31, 1997, PP&L had no borrowings outstanding under the new revolving credit agreements, and PP&L Capital Funding had $90 million of borrowings outstanding under the five-year revolving credit agreement.

	PP&L Capital Funding has registered $400 million of debt securities with the SEC. It is expected that these debt securities will be issued from time to time as medium-term notes to provide long-term debt financing for PP&L Resources and its unregulated subsidiaries. In this regard, in November 1997 PP&L Capital sold $100 million of medium-term notes having a seven-year term and $2 million of medium-term notes having a ten-year term. The proceeds from these sales of medium-term notes were used to repay bank borrowings incurred by PP&L Resources under its prior revolving credit agreement that had been used to provide interim financing for the capital needs of PP&L Global.

	PP&L leases its nuclear fuel from a trust. The maximum financing capacity of the trust under existing credit arrangements is $200 million.


11.  Windfall Profits Tax - PP&L Global

	In July 1997, the U.K. assessed a windfall profits tax on privatized utilities. The tax is payable in two equal installments; the first installment was made on December 1, 1997 and the second one is due in December 1998. SWEB's windfall profits tax was approximately 90 million pounds sterling, or about $148 million. Based on PP&L Global's 25% ownership interest in SWEB, PP&L Resources incurred a one-time charge against earnings of $37 million, or 23 cents per share, in 1997.


12.  Acquisitions of Penn Fuel Gas, Inc. and H.T. Lyons, Inc.

	In June 1997, PP&L Resources entered into an agreement with Penn Fuel Gas, Inc. (PFG), a Pennsylvania corporation, pursuant to which PP&L Resources would acquire PFG. PFG, with nearly 100,000 customers in Pennsylvania and a few hundred customers in Maryland, distributes and stores natural gas and sells propane.

	Under the terms of the agreement, PFG would become a wholly-owned subsidiary of PP&L Resources. Upon consummation of the acquisition, each outstanding PFG common share would be converted into the right to receive between 6.968 and 8.516 shares of PP&L Resources' Common Stock, and each outstanding PFG preferred share would be converted into the right to receive between 0.682 and 0.833 shares of PP&L Resources' Common Stock. PP&L Resources expects to issue shares of its Common Stock valued at about $121 million to complete the transaction. The exact conversion rate and number of PP&L Resources' shares to be issued will be based on the market value of the Common Stock of PP&L Resources at the time of the merger. The transaction is expected to be treated as a pooling-of-interests for accounting and financial reporting purposes.

	The acquisition of PFG is subject to several conditions, including the receipt of required approvals by the PUC and the SEC. The Maryland Public Service Commission has determined not to institute proceedings on the matter. The U.S. Department of Justice and the Federal Trade Commission have granted early termination of the required waiting period for the acquisition under the Hart-Scott-Rodino Premerger Notification Act. In October 1997, PFG's shareholders approved the acquisition at a special shareholders meeting. The acquisition does not require the approval of PP&L Resources' shareholders. The acquisition is expected to be completed by mid-1998.

	In the third quarter of 1997, PP&L Resources recorded one-time, non-payroll related transaction costs associated with the acquisition of PFG of $6 million, which reduced earnings by about three cents per share. Additional charges may be incurred in connection with closing on this transaction, which are not expected to be material in amount.

	On January 22, 1998, PP&L Resources acquired H.T. Lyons, a heating, ventilating and air-conditioning firm in a cash transaction for an amount that is not material.


13.  Pension Plan and Other Postretirement and
	Postemployment Benefits

Pension Plan

	PP&L has a funded noncontributory defined benefit pension plan covering substantially all employees. Benefits are based upon a participant's earnings and length of participation in the Plan, subject to meeting certain minimum requirements.

	PP&L has an unfunded supplemental retirement plan for certain management employees. A similar plan for directors was terminated December 31, 1996. Benefit payments pursuant to these supplemental plans are made directly by PP&L. At December 31, 1997, the projected benefit obligation of these supplemental plans was approximately $23 million. PP&L Global has established, effective December 1, 1994, a non-qualified retirement plan for its corporate officers. The cost of the plan was immaterial in 1997.

	The components of PP&L's net periodic pension cost for the three plans were (millions of dollars):


                                        1997          1996         1995

Service cost-benefits earned
  during the period                    $ 32           $ 32         $ 27
Interest cost                            64             61           58
Actual return on plan assets           (254)          (146)        (241)
Net amortization and deferral           166             68          167

Net periodic pension cost              $  8           $ 15         $ 11


	The net periodic pension cost charged to operating expenses was $5 million in 1997, $9 million in 1996 and $6 million in 1995. The balance was charged to construction and other accounts. The funded status of PP&L's Plan was (millions of dollars):



                                                      December 31
                                                   1997         1996

Fair value of plan assets                        $1,396        $1,187
Actuarial present value of benefit obligations:
  Accumulated benefit obligation-vested             762           695
  Effect of projected future compensation           200           191
    Projected benefit obligation                    962           886
Plan assets in excess of projected
  benefit obligation                                434           301
Unrecognized transition assets (being
  amortized over 23 years)                          (54)          (59)
Unrecognized prior service cost                      52            55
Unrecognized net gain                              (636)         (495)

Accrued expense                                  $ (204)        $(198)


	The weighted average discount rate used in determining the actuarial present value of projected benefit obligations was 6.75% and 7.0% on December 31, 1997 and 1996, respectively. The rate of increase in future compensation used in determining the actuarial present value of projected benefit obligations was 5.0% on December 31, 1997 and 1996. The assumed long-term rates of return on assets used in determining pension cost in 1997 and 1996 was 8.0%. Plan assets consist primarily of common stocks, government and corporate bonds and temporary cash investments.

	PP&L's subsidiaries formerly engaged in coal mining have a noncontributory defined benefit pension plan covering substantially all non-bargaining unit, full-time employees, which is fully funded, primarily by group annuity contracts with insurance companies. This plan was amended to freeze benefit increases effective June 1996. In addition, the companies are liable under federal and state laws to pay black lung benefits to claimants and dependents with respect to approved claims, and are members of a trust which was established to facilitate payment of such liabilities. Such costs were not material in 1997, 1996 and 1995.

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

	In December 1993, PP&L established a separate VEBA for each of the four health and welfare benefit plans for retirees. After making initial contributions, additional funding of the trusts was deferred pending resolution of PP&L's ability to recover the costs of the plans in rates. Continued funding of these trusts was subject to the resolution of the OCA appeal of the PUC Decision. In 1997, the Pennsylvania Supreme Court ruled that the Commonwealth Court's decision to uphold the PUC Decision is now final. In December 1997, PP&L contributed an additional $31 million to these VEBAs.

	The following table sets forth the plans' combined funded status reconciled with the amount shown on PP&L Resources' Consolidated Balance Sheet as of December 31 (millions of dollars):

                                                       1997       1996
Accumulated postretirement benefit obligation:
  Retirees                                            $137        $123
  Fully eligible active plan participants               21          19
  Other active plan participants                        79          85
                                                       237         227
Plan assets at fair value, primarily
  temporary cash investments                            64          31
Accumulated postretirement benefit obligation
  in excess of plan assets                             173         196
Unrecognized prior service costs                        (4)         (5)
Unrecognized net loss                                  (11)        (12)
Unrecognized transition obligation (being
  amortized over 20 years)                            (131)       (139)

Accrued postretirement benefit cost                   $ 27       $  40

	The net periodic postretirement benefit cost included the following components (millions of dollars):

                                         1997          1996         1995

Service cost - benefits attributed
  to service during the period            $ 4         $ 4           $ 4
Interest cost on accumulated
  postretirement benefit obligation        17          15            15
Actual return on plan assets               (2)         (1)           (2)
Net amortization and deferral              10           9             9

Net periodic postretirement
  benefit cost                            $29         $27           $26


	Retiree health and benefits costs charged to operating expenses were approximately $23 million in 1997, $20 million in 1996, and a net credit of approximately $17 million in 1995 (reflecting both a $32 million credit due to the PUC Decision and costs applicable to contractual agreements with other major utilities). Costs in excess of the amount charged to expense were charged to construction and other accounts.

	For measurement purposes, an 8% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1998; the rate was assumed to decrease gradually to 6% by 2006 and remain at that level thereafter. Increasing the assumed health care cost trend rates by 1% in each year would increase the accumulated postretirement benefit obligation as of December 31, 1997, by about $11 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by about $1 million.

	In determining the accumulated postretirement benefit obligation, the weighted average discount rate used was 6.75% and 7.0% on December 31, 1997 and 1996, respectively. The trusts that are holding the plan assets, except for retiree health care benefits to certain management employees, are tax-exempt. The expected long-term rate of return on plan assets for the tax-exempt trusts was 6.5% on December 31, 1997 and 1996.

	PP&L and its subsidiaries formerly engaged in coal mining accrued an additional liability for the cost of health care of retired miners previously employed by them. The liability, based on the present value of future benefits, was estimated at $51 million and $54 million as of December 1997 and 1996, respectively. In December 1997, PP&L contributed $25 million to a VEBA to partially fund these health care costs.

Postemployment Benefits

	PP&L provides health and life insurance benefits to disabled employees and income benefits to eligible spouses of deceased employees. Postemployment benefits charged to operating expenses were not material.


14.  Jointly Owned Facilities

	At December 31, 1997, PP&L or its subsidiary owned undivided interests in the following facilities (millions of dollars):

                                                                 Merrill
                                -----Generating Stations------    Creek
                              Susquehanna  Keystone  Conemaugh  Reservoir
Ownership interest                90.00%     12.34%    11.39%      8.37%
Electric utility plant in
  service                        $4,060        $68       $103
Other property                                                      $22
Accumulated depreciation          1,160         37         40         9
Construction work in progress        67          1


	Each participant in these facilities provides its own financing. PP&L receives a portion of the total output of the generating stations equal to its percentage ownership. PP&L's share of fuel and other operating costs associated with the stations is reflected on the PP&L Consolidated Statement of Income. In December 1997, Allegheny Electric Cooperative, Inc. issued a Request for Proposals for the sale of its assets, including its 10% interest in Susquehanna. This proposed sale is still pending. The Merrill Creek Reservoir provides water during periods of low river flow to replace water from the Delaware River used by PP&L and other utilities in the production of electricity.


15.  Subsidiary Coal Reserves

	In November 1995, PP&L sold the coal reserves of one of its subsidiaries for $52 million, which resulted in a $42 million gain, or $20 million after-tax. PP&L had acquired the reserves in 1974 with the intention of supplying future coal-fired generating stations, but later concluded that it would not develop these reserves for such purposes. In 1994, the reserves' carrying value was written down from $84 million to $10 million.


16.  Commitments and Contingent Liabilities

Construction Expenditures

	PP&L's construction expenditures for the period 1998-2002 are estimated to aggregate $1.3 billion, including AFUDC. For discussion pertaining to construction expenditures, see Review of Financial Condition and Results of Operations under the caption "Financial Condition -- Capital Expenditure Requirements" on page 32.

Nuclear Insurance

	PP&L is a member of certain insurance programs which provide coverage for property damage to members' nuclear generating stations. Facilities at the Susquehanna station are insured against property damage losses up to $2.75 billion under these programs. PP&L is also a member of an insurance program which provides insurance coverage for the cost of replacement power during prolonged outages of nuclear units caused by certain specified conditions. Under the property and replacement power insurance programs, PP&L could be assessed retroactive premiums in the event of the insurers' adverse loss experience. The maximum amount PP&L could be assessed under these programs at December 31, 1997 was about $31 million.

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

	The EPA has finalized new national standards for ambient levels of ground-level ozone and fine particulates. Based in part on the new ozone standard, the EPA has proposed NOx emission limits for 22 states, including Pennsylvania, which in effect requires approximately an 80% reduction from the 1990 level in Pennsylvania in the 2005-2012 timeframe. The new particulates standard may require further reductions in both NOx and SO2 and may extend the reductions from seasonal to year round.

	The Clean Air Act requires the EPA to study the health effects of hazardous air emissions from power plants and other sources. Depending on the outcome of these studies, PP&L may be required to take additional action.

	Expenditures to meet the 2000 acid rain and 1999 NOx reduction requirements are included in the table of projected construction expenditures in the section "Financial Condition - Capital Expenditure Requirements" in the Review of the Financial Condition and Results of Operations. PP&L currently estimates that additional capital expen-ditures and operating costs for environmental compliance under the Clean Air Act will be incurred beyond 2002 in amounts which are not now determinable but which could be material.

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

	Groundwater degradation related to fuel oil leakage from underground facilities and seepage from coal refuse disposal areas and coal storage piles has been identified at several PP&L generating stations. Remedial
work is substantially completed at two generating stations.   At this
time, the only other remedial work being planned is to abate a localized groundwater degradation problem at Montour.

	The recently issued final NPDES permit for the Montour station contains stringent limits for iron and chlorine discharges. Depending on the results of a toxic reduction study to be conducted, additional water treatment facilities or operational changes may be needed at this station.

	Capital expenditures through the year 2002 to comply with the residual waste regulations, correct groundwater degradation at fossil-fueled generating stations, and address waste water control at PP&L facilities are included in the table of construction expenditures in the section "Financial Condition - Capital Expenditure Requirements" in the Review of the Financial Condition and Results of Operations. In this regard, PP&L currently estimates that $6.5 million of additional capital expenditures may be required in the next four years to close some of the ash basins and address other ash basin issues at various generating plants. Additional capital expenditures could be required beyond the year 2002 in amounts which are not now determinable but which could be material. Actions taken to correct groundwater degradation, to comply with the DEP's regulations and to address waste water control are also expected to result in increased operating costs in amounts which are not now determinable but which could be material.

	Superfund and Other Remediation

	In 1995, PP&L entered into a consent order with the DEP to address a number of sites where PP&L may be liable for remediation of contamination. This may include potential PCB contamination at certain
PP&L substations and pole sites; potential contamination at a number of coal gas manufacturing facilities formerly owned and operated by PP&L;
and oil or other contamination which may exist at some of PP&L's former generating facilities. As of December 31, 1997, PP&L has completed work on nearly half of the sites included in the agreement.

	At December 31, 1997, PP&L had accrued $8.1 million, representing the amount PP&L can reasonably estimate it will have to spend to remediate sites involving the removal of hazardous or toxic substances including those covered by the consent order mentioned above. Future cleanup or remediation work at sites currently under review, or at sites not currently identified, may result in material additional operating costs which PP&L cannot estimate at this time. In addition, certain federal and state statutes, including Superfund and the Pennsylvania Hazardous Sites Cleanup Act, empower certain governmental agencies, such as the EPA and the DEP, to seek compensation from the responsible parties for the lost value of damaged natural resources. The EPA and the DEP may file such compensation claims against the parties, including PP&L, held responsible for cleanup of such sites. Such natural resource damage claims against PP&L could result in material additional liabilities.

	General

	Due to the environmental issues discussed above or other environmental matters, PP&L may be required to modify, replace or cease operating certain facilities to comply with statutes, regulations and actions by regulatory bodies or courts. In this regard, PP&L also may incur capital expenditures, operating expenses and other costs in amounts which are not now determinable but which could be material.

Loan Guarantees of Affiliated Companies

	PP&L Global has guaranteed a subsidiary's pro rata share of the outstanding portion of certain debt issuances of an affiliate. At December 31, 1997, $13 million of such loans were guaranteed by PP&L Global. PP&L Global's guarantee is expected to increase to $18 million during 1998, as the affiliate draws down the balance of its debt facility.

	IEC has arrangements with banks under which the banks may lend funds to IEC on an uncommitted basis. PP&L has been authorized by the PUC to guarantee up to $45 million of these bank loans or to lend up to $45 million under a fixed rate loan agreement with PP&L. IEC has been authorized by the PUC to have a maximum of $45 million outstanding at any one time under both of these loan arrangements.

	In addition, PP&L Spectrum has a $1 million line of credit, which is guaranteed by PP&L Resources.

Source of Labor Supply

	At December 31, 1997, PP&L had a total of 6,343 full-time employees. Approximately 65 percent of these full-time employees are represented by the IBEW. The labor agreement with the IBEW expires in May 1998.

17.  New Accounting Standards

	During 1997, the FASB issued SFAS 128, Earnings Per Share; SFAS 129, Disclosure of Information about Capital Structure; SFAS 130, Reporting Comprehensive Income; and SFAS 131, Disclosures About Segments of an Enterprise and Related Information. SFAS 128 and SFAS 129 are effective for financial statements issued for periods ending after December 15, 1997, however these statements cause no additional disclosures. SFAS 130 and SFAS 131 are effective in 1998. The adoption of these statements is not expected to have a material impact on PP&L Resources' or PP&L's financial statements.

PP&L Resources, Inc.
PP&L, Inc.

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

(Millions of Dollars)
Year Ended December 31, 1997

Reserves deducted from assets in
  the Balance Sheet
    Uncollectible accounts ............................     $25       $17                   $26           $16

Year Ended December 31, 1996

Reserves deducted from assets in
  the Balance Sheet
    Uncollectible accounts ............................      35        20                    30            25
    Obsolete inventory - Materials and supplies........      15                              15             0

Year Ended December 31, 1995

Reserves deducted from assets in
  the Balance Sheet
    Uncollectible accounts ............................      29        25                    19            35
    Obsolete inventory - Materials and supplies........       0        15                                  15



QUARTERLY FINANCIAL, COMMON STOCK PRICE AND DIVIDEND DATA (Unaudited)
PP&L Resources, Inc. and Subsidiaries
(Millions of Dollars, except per share data)
                                                                  For the Quarters Ended (a)
                                              March 31    June 30     Sept. 30     Dec. 31
                    1997
Operating revenues.....................            $786       $686          $778       $799
Operating income.......................             171        118           133        123
Net income.............................             117         65            42         72
Earnings per common share (b)..........            0.72       0.39          0.25       0.44
Dividends declared per common share (c)          0.4175     0.4175        0.4175     0.4175
Price per common share
  High.......................................    24         20 7/8      23  1/16     24 1/4
  Low..................................          20         19          19  7/16     20

                    1996
Operating revenues.....................            $789       $669          $715       $737
Operating income.............................       176        120           136        124
Net income...................................       116         61            79         73
Earnings per common share (b)................      0.73       0.38          0.49       0.45
Dividends declared per common share (c)......    0.4175     0.4175        0.4175     0.4175
Price per common share
  High.......................................    26         24 1/2        24         24 1/2
  Low........................................    23 1/2     22            21 5/8     21 7/8

(a) PP&L's electric utility business is seasonal in nature with peak sales periods generally occurring in the winter months. In addition earnings in several quarters were affected by several one-time adjustments. Accordingly, comparisons among quarters of a year may not be indicative of overall trends and changes in operations.
(b) The sum of the quarterly amounts may not equal annual earnings per share due to changes in the number of common shares outstanding during the year or rounding.
(c) PP&L Resources has paid quarterly cash dividends on its common stock in every year since 1946. The dividends paid per share in 1997 and 1996 were $1.67. The most recent regular quarterly dividend paid by PP&L Resources was 41.75 cents per share (equivalent to $1.67 per annum) paid January 1, 1998. Future dividends will be dependent upon future earnings, financial requirements and other factors.


QUARTERLY FINANCIAL DATA (Unaudited)
PP&L, Inc. and Subsidiaries
(Millions of Dollars)
                                                          For the Quarters Ended (a)
                                              March 31    June 30     Sept. 30     Dec. 31
                    1997
Operating revenues.....................            $786       $686          $778      $799
Operating income.......................             171        118           133       123
Net income ............................             120         70            81        77
Earnings available to PP&L Resources...             113         61            69        65

                    1996
Operating revenues.....................            $789       $669          $715      $737
Operating income.............................       176        120           136       124
Net income ..................................       125         69            86        77
Earnings available to PP&L Resources.........       118         62            79        70

(a) PP&L's electric utility business is seasonal in nature with peak sales periods generally occurring in the winter months. Accordingly, comparisons among quarters of a year may not be indicative of overall trends and changes in operations.

               ITEM 9. CHANGES IN AND DISAGREEMENTS
                  WITH ACCOUNTANTS ON ACCOUNTING
                    AND FINANCIAL DISCLOSURE

None.

                         PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

	Information for this item concerning directors of PP&L Resources will be set forth in the sections entitled
"Nominees for Directors" and "Directors Continuing in
Office" in PP&L Resources' 1998 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 1997, and which information is incorporated herein by reference. Information required by this item concerning the executive officers of PP&L Resources is set forth on pages 19 through 20 of this report.

	Information for this item concerning directors of PP&L will be set forth in the sections entitled "Nominees for Directors" and "Directors Continuing in Office" in PP&L's
1998 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 1997, and which information is incorporated herein by reference. Information required by this item concerning the executive officers of PP&L is set forth on pages 19 through 20 of this report.


             ITEM 11. EXECUTIVE COMPENSATION

	Information for this item for PP&L Resources will be set forth in the sections entitled "Compensation of Directors," "Summary Compensation Table" and "Retirement Plans for Executive Officers" in PP&L Resources' 1998 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 1997, and which information is incorporated herein by reference.

	Information for this item for PP&L will be set forth in the sections entitled "Compensation of Directors," "Summary Compensation Table" and "Retirement Plans for Executive Officers" in PP&L's 1998 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 1997, and which information is incorporated herein by reference.


           ITEM 12. SECURITY OWNERSHIP OF CERTAIN
              BENEFICIAL OWNERS AND MANAGEMENT


	Information for this item for PP&L Resources will be set forth in the section entitled "Stock Ownership" in PP&L Resources' 1998 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 1997, and which information is incorporated herein by reference.

	Information for this item for PP&L will be set forth in the section entitled "Stock Ownership" in PP&L's 1998 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 1997, and which information is incorporated herein by reference.


   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


	Information for this item for PP&L Resources will be set forth in the section entitled "Certain Transactions Involving Directors or Executive Officers" in PP&L Resources' 1998 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 1997, and which information is incorporated herein by reference.

	Information for this item for PP&L will be set forth in the section entitled "Certain Transactions Involving
Directors or Executive Officers" in PP&L's 1998 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 1997, and which information is incorporated herein by reference.

                                 PART IV

                  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT
                     SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     1.  Financial Statements - included in response to Item 8.

         PP&L Resources, Inc.
           Report of Independent Accountants
           Consolidated Statement of Income for the Three
             Years Ended December 31, 1997
           Consolidated Statement of Cash Flows for
             the Three Years Ended December 31, 1997
           Consolidated Balance Sheet at December 31, 1997
             and 1996
           Consolidated Statement of Shareowners' Common Equity
             for the Three Years Ended December 31, 1997
           Consolidated Statement of Preferred Stock at
             December 31, 1997 and 1996
           Consolidated Statement of Company-Obligated
             Mandatorily Redeemable Securities at
             December 31, 1997 and 1996
           Consolidated Statement of Long-Term Debt at
             December 31, 1997 and 1996
           Notes to Financial Statements

         PP&L, Inc.
           Report of Independent Accountants
           Consolidated Statement of Income for the Three
             Years Ended December 31, 1997
           Consolidated Statement of Cash Flows for
             the Three Years Ended December 31, 1997
           Consolidated Balance Sheet at December 31, 1997
             and 1996
           Consolidated Statement of Shareowner's Common Equity
             for the Three Years Ended December 31, 1997
           Consolidated Statement of Preferred Stock at
             December 31, 1997 and 1996
           Consolidated Statement of Company-Obligated
             Mandatorily Redeemable Securities at
             December 31, 1997 and 1996
           Consolidated Statement of Long-Term Debt at
             December 31, 1997 and 1996
           Notes to Financial Statements


     2.  Supplementary Data and Supplemental Financial Statement
         Schedule - included in response to Item 8.

         Schedule II - Valuation and Qualifying Accounts and
                         Reserves for the Three Years Ended
                         December 31, 1997

         All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

     3.  Exhibits

           Exhibit Index on page 93.



(b)  Reports on Form 8-K:

	The following Reports on Form 8-K were filed during the three months ended December 31, 1997:

	Report dated October 24, 1997

	Item 5.  Other Events

	Information regarding a schedule extension in PP&L's restructuring case.

	Report dated November 12, 1997

	Item 5.  Other Events

	Information regarding the distribution, from time to time, of up to $400 million aggregate principal amount of Medium-
Term Notes, Series A of PP&L Capital Funding.

	Item 7.  Financial Statements, Pro Forma Financial
Information and Exhibits

	Exhibits relating to the $400 million aggregate principal amount of Medium-Term Notes, Series A of PP&L Capital
Funding.

	Report dated December 3, 1997

	Item 5.  Other Events

	Information regarding a schedule extension in PP&L's restructuring case.

	Report dated December 24, 1997

	Item 5.  Other Events

	Information regarding a schedule extension in PP&L's restructuring case.

                      SHAREOWNER AND INVESTOR INFORMATION


Annual Meetings: The annual meetings of shareowners of PP&L Resources and PP&L are held each year on the fourth Friday of April. The 1998 annual meetings will be held on Friday, April 24, 1998, at Lehigh University's Stabler Arena, at the Goodman Campus Complex located in Lower Saucon Township, outside Bethlehem, PA.

Proxy Material: A proxy statement and notice of PP&L Resources' and PP&L's annual meetings are mailed to all shareowners of record as of February 27, 1998.

Dividends: The 1998 dates for consideration of the declaration of dividends by the board of directors or its finance committee are February 27, May 22, August 28 and November 20. Subject to the declaration, dividends are paid on the first day of April, July, October and January. Dividend checks are mailed in advance of those dates with the intention that they arrive as close as possible to the payment dates. The 1998 record dates for dividends are expected to be the 10th day of March, June, September and December.

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

PP&L Resources Summary Annual Report: published and mailed in mid-March to all shareowners of record.

Shareowners' Newsletter: an easy-to-read newsletter containing current items of interest to shareowners -- published and mailed at the beginning of each quarter.

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

Shareowner Information Line: Shareowners can get detailed corporate and financial information 24 hours a day using the Shareowner Information Line. They can hear timely recorded messages about earnings, dividends and other company news releases; request information by fax; and request printed materials in the mail.

	The toll-free Shareowner Information Line is 1-800-345-3085.

	With the introduction of the Shareowner Information Line, PP&L Resources will no longer publish the Quarterly Review. Replacing these quarterly mailings with an enhanced information service is part of the company's effort to improve the quality and timeliness of shareowner communications. Other PP&L Resources publications, such as the annual and quarterly reports to the Securities and Exchange Commission (Forms 10-K and 10-Q) will be mailed upon request. There will be no change in the mailing of annual reports, proxy statements or dividend checks.

	Another part of this new service is an enhanced Internet home page (www.papl.com). Shareowners can access PP&L Resources' Securities and Exchange Commission filings, stock quotes and historical performance. Visitors to our website can provide their E-mail address and indicate their desire to receive future earnings or news releases automatically at the time of their release.

Investor Services: For any questions you have or additional information you require about PP&L Resources and its subsidiaries, please call the Shareowner Information Line, or write to:

          George I. Kline
          Manager-Investor Services
          PP&L, Inc.
          Two North Ninth Street
          Allentown, PA   18101

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
          Fax: (610) 774-5106
          E-mail: tjpaukovits@papl.com







Listed Securities:                     Fiscal Agents:
New York Stock Exchange                Stock Transfer Agents and Registrars
PP&L Resources, Inc.:                    Norwest Bank Minnesota, N.A.
Common Stock (Code:  PPL)                Shareowner Services
                                         161 North Concord Exchange
PP&L, Inc.:                              South St. Paul, MN  55075
4-1/2% Preferred Stock
  (Code:  PPLPRB)                        PP&L, Inc.
4.40% Series Preferred Stock             Investor Services Department
  (Code:  PPLPRA)
                                       Dividend Disbursing Office and
                                       Dividend Reinvestment Plan Agent
PP&L Capital Trust:                      PP&L, Inc.
8.20% Preferred Securities               Investor Services Department
  (Code:  PPLPRC)
                                       Mortgage Bond Trusteee
PP&L Capital Trust II:                   Bankers Trust Co.
8.10% Preferred Securities               Attn:  Security Transfer Unit
  (Code:  PPLPRD)                        P.O. Box 291569
                                         Nashville, TN  37229
Philadelphia Stock Exchange
PP&L Resources, Inc.:                  Bond Interest Paying Agent
Common Stock                             PP&L, Inc.
                                         Investor Services Department
PP&L, Inc.
4-1/2% Preferred Stock
3.35% Series Preferred Stock
4.40% Series Preferred Stock
4.60% Series Preferred Stock

                                 SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PP&L Resources, Inc.
                                        (Registrant)

                                         PP&L, Inc.
                                        (Registrant)


By  /s/William F. Hecht
William F. Hecht - Chairman, President
                   and Chief Executive
                   Officer (PP&L Resources,
                   Inc. and PP&L, Inc.)

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                                                        TITLE
By  /s/William F. Hecht                           Principal Executive
William F. Hecht - Chairman, President            Officer and Director
                   and Chief Executive
                   Officer (PP&L Resources,
                   Inc. and PP&L, Inc.)


By  /s/John R. Biggar                            Principal Financial
John R. Biggar - Senior Vice President -          Officer
                 Financial(PP&L Resources,
                 Inc. and PP&L, Inc.)


By   /s/Joseph J. McCabe                         Principal Accounting
Joseph J. McCabe - Vice President and             Officer
                   Controller(PP&L Resources,
                   Inc. and PP&L, Inc.)

E. Allen Deaver        Clifford L. Jones
Nance K. Dicciani      Ruth Leventhal
William J. Flood       Marilyn Ware Lewis        Directors
Elmer D. Gates         Frank A. Long
Stuart Heydt           Norman Robertson




By  /s/William F. Hecht
William F. Hecht, Attorney-in-fact               Date: March 3, 1998

                        EXHIBIT INDEX


	The following Exhibits indicated by an asterisk preced-ing the Exhibit number are filed herewith. The balance of the Exhibits have heretofore been filed with the Commission and pursuant to Rule 12(b)-32 are incorporated herein by reference. Exhibits indicated by a # are filed or listed pursuant to Item 601(b)(10)(iii) of Regulation S-K.


      3(a)-1  -  Articles of Incorporation of PP&L Resources,
Inc. (Exhibit B to Proxy Statement of PP&L and Prospectus of
Resources, dated March 9, 1995)

      3(a)-2  -  Restated Articles of Incorporation of PP&L,
Inc. (Exhibit A to Proxy Statement of PP&L and Prospectus of
Resources, dated March 9, 1995)

     *3(a)-3  -  Articles of Amendment of PP&L, Inc., dated
September 12, 1997

      3(b)-1  -  By-laws of PP&L Resources, Inc. (Exhibit 3.2
to Registration Statement No. 33-57949)

      3(b)-2  -  By-laws of PP&L, Inc. (Exhibit 3(ii) to
PP&L's Form 10-K Report (File No. 1-905) for the year ended
December 31, 1993)

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

      4(a)-17  -  Amendment No. 16 to said Employee Stock
Ownership Plan, effective January 1, 1989 (Exhibit 4(a)-17 to
PP&L's Form 10-K Report (File No. 1-905) for the year ended
December 31, 1996)

      4(a)-18  -  Amendment No. 17 to said Employee Stock
Ownership Plan, effective January 1, 1996 (Exhibit 4(a)-18 to
PP&L's Form 10-K Report (File No. 1-905) for the year ended
December 31, 1996)

     *4(a)-19  -  Amendment No. 18 to said Employee Stock
Ownership Plan, effective December 12, 1994, January 1, 1997,
January 1, 1998, and January 1, 2000

     *4(a)-20  -  Amendment No. 19 to said Employee Stock
Ownership Plan, effective January 1, 1998

      4(b)-1 - Mortgage and Deed of Trust, dated as of October 1, 1945, between PP&L and Guaranty Trust Company of New York, as Trustee (now Bankers Trust Company, as successor Trustee) (Exhibit 2(a)-4 to Registration Statement No. 2-60291)

      4(b)-2 - Supplement, dated as of July 1, 1954, to said Mortgage and Deed of Trust (Exhibit 2(b)-5 to
Registration Statement No. 219255)

      4(b)-3 - Supplement, dated as of October 1, 1989, to said Mortgage and Deed of Trust (Exhibit 4(a) to PP&L's Form
8-K Report (File No. 1-905) dated November 6, 1989)

      4(b)-4 - Supplement, dated as of July 1, 1991, to said Mortgage and Deed of Trust (Exhibit 4(a) to PP&L's Form
8-K Report (File No. 1-905) dated July 29, 1991)

      4(b)-5  -  Supplement, dated as of May 1, 1992, to said
Mortgage and Deed of Trust (Exhibit 4(a) to PP&L's Form 8-K
Report (File No. 1-905) dated June 1, 1992)

      4(b)-6  -  Supplement, dated as of November 1, 1992, to
said Mortgage and Deed of Trust (Exhibit 4(b)-29 to PP&L's
Form 10-K Report (File 1-905) for the year ended December 31,
1992)

      4(b)-7 - Supplement, dated as of February 1, 1993, to said Mortgage and Deed of Trust (Exhibit 4(a) to PP&L's Form
8-K Report (File No. 1-905) dated February 16, 1993)

      4(b)-8 - Supplement, dated as of April 1, 1993, to said Mortgage and Deed of Trust (Exhibit 4(a) to PP&L's Form
8-K Report (File No. 1-905) dated April 30, 1993)

      4(b)-9 - Supplement, dated as of June 1, 1993, to said Mortgage and Deed of Trust (Exhibit 4(a) to PP&L's Form
8-K Report (File No. 1-905) dated July 7, 1993)

      4(b)-10 - Supplement, dated as of October 1, 1993, to said Mortgage and Deed of Trust (Exhibit 4(a) to PP&L's Form
8-K Report (File No. 1-905) dated October 29, 1993)

      4(b)-11 - Supplement, dated as of February 15, 1994, to said Mortgage and Deed of Trust (Exhibit 4(a) to PP&L's
Form 8-K Report (File No. 1-905) dated March 11, 1994)

      4(b)-12 - Supplement, dated as of March 1, 1994, to said Mortgage and Deed of Trust (Exhibit 4(b) to PP&L's Form
8-K Report (File No. 1-905) dated March 11, 1994)

      4(b)-13 - Supplement, dated as of March 15, 1994, to said Mortgage and Deed of Trust (Exhibit 4(a) to PP&L's Form
8-K Report (File No. 1-905) dated March 30, 1994)



      4(b)-14 - Supplement, dated as of September 1, 1994, to said Mortgage and Deed of Trust (Exhibit 4(a) to PP&L's
Form 8-K (File No. 1-905) dated October 3, 1994)

      4(b)-15 - Supplement, dated as of October 1, 1994, to said Mortgage and Deed of Trust (Exhibit 4(a) to PP&L's Form
8-K Report (File No. 1-905) dated October 3, 1994)

      4(b)-16 - Supplement, dated as of August 1, 1995, to said Mortgage and Deed of Trust (Exhibit 6(a) to PP&L's Form
10-Q Report (File No. 1-905) for the quarter ended September
30, 1995)

     *4(b)-17 - Supplement, dated as of April 1, 1997 to said Mortgage and Deed of Trust

      4(c)-1 - Indenture, dated as of November 1, 1997, among PP&L Resources, Inc., PP&L Capital Funding, Inc. and
The Chase Manhattan Bank as Trustee (Exhibit 4.1 to PP&L's 8-
K (File No. 1-905) dated November 12, 1997)

      4(c)-2 - Supplement, dated as of November 1, 1997, to said Indenture (Exhibit 4.2 to PP&L's 8-K (File No. 1-905)
dated November 12, 1997)

      4(d)-1  -  Junior Subordinated Indenture, dated as of
April 1, 1997, between PP&L, Inc. and The Chase Manhattan
Bank, as Trustee (Exhibit 4.1 to Registration Statement No.
333-20661)

      4(d)-2 - Amended and Restated Trust Agreement, dated as of April 8, 1997, among PP&L, Inc., The Chase Manhattan Bank, as Property Trustee, Chase Manhattan Bank (Delaware), as Delaware Trustee, and John R. Biggar and James E. Abel, as Administrative Trustees (Exhibit 4.4 to Registration Statement No. 333-20661)

      4(d)-3  -  Guarantee Agreement, dated as of April 8,
1997, between PP&L, Inc. and The Chase Manhattan Bank, as
Trustee (Exhibit 4.6 to Registration Statement No. 333-20661)

      4(e)-1 - Amended and Restated Trust Agreement, dated as of June 13, 1997, among PP&L, Inc., The Chase Manhattan Bank, as Property Trustee, Chase Manhattan Bank (Delaware), as Delaware Trustee, and John R. Biggar and James E. Abel, as Administrative Trustees (Exhibit 4.4 to Registration Statement No. 333-27773)

      4(e)-2  -  Guarantee Agreement, dated as of June 13,
1997, between PP&L, Inc. and The Chase Manhattan Bank, as
Trustee (Exhibit 4.6 to Registration Statement No. 333-27773)

     *10(a) - 364-Day Revolving Credit Agreement, dated as of November 20, 1997, between PP&L, Inc., PP&L Capital
Funding, Inc. and PP&L Resources, Inc. and the Banks named therein

     *10(b) - Five-Year Revolving Credit Agreement, dated as of November 20, 1997, between PP&L, Inc., PP&L Capital
Funding, Inc. and PP&L Resources, Inc. and the banks named therein

      10(c) - Credit Agreement, dated as of March 14, 1996, between PP&L, Inc. and The First National Bank of Chicago
(Exhibit 10(c) to PP&L, Inc.'s Form 10-K Report (File No. 1-
905) for the year ended December 31, 1996)

      10(d) - Pollution Control Facilities Agreement, dated as of May 1, 1973, between PP&L, Inc. and the Lehigh County
Industrial Development Authority (Exhibit 5(z) to
Registration Statement No. 2-60834)

     *10(e)  -  Operating Agreement of the PJM
Interconnection, dated as of June 2, 1997 and revised as of December 31, 1997

      10(f)  -  Capacity and Energy Sales Agreement, dated
June 29, 1983, between PP&L, Inc. and Atlantic City Electric
Company (Exhibit 10(f)-2 to PP&L's Form 10-K Report (File No.
1-905) for the year ended December 31, 1983)

      10(g)-1 - Capacity and Energy Sales Agreement, dated March 9, 1984, between PP&L, Inc. and Jersey Central Power & Light Company (Exhibit l0(f)-3 to PP&L's Form 10-K Report (File No. 1-905) for the year ended December 31, 1984)

      10(g)-2  -  First Supplement, effective February 28,
1986, to said Capacity and Energy Sales Agreement (Exhibit
10(e)-4 to PP&L's Form 10-K Report (File No. 1-905) for the year ended December 31, 1986)

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

      10(h)-1 - Capacity and Energy Sales Agreement, dated January 28, 1988, between PP&L, Inc. and Baltimore Gas and Electric Company (Exhibit 10(e)-7 to PP&L's Form 10-K Report (File No. 1-905) for the year ended December 31, 1987)

      10(h)-2  -  First Supplement, effective November 1,
1988, to said Capacity and Energy Sales Agreement (Exhibit
10(i)-2 to PP&L's Form 10-K Report (File No. 1-905) for the year ended December 31, 1989)

      10(h)-3 - Second Supplement, effective June 1, 1989, to said Capacity and Energy Sales Agreement (Exhibit 10(i)-3 to PP&L's Form 10-K Report (File No. 1-905) for the year ended December 31, 1989)

      10(h)-4 - Third Supplement, effective June 1, 1991, to said Capacity and Energy Sales Agreement (Exhibit 10(g)-4 to PP&L's Form 10-K Report (File No. 1-905) for the year ended December 31, 1991)

     *10(h)-5 - Fourth Supplement, effective June 1, 1992, to said Capacity and Energy Sales Agreement

     *10(h)-6 - Fifth Supplement, effective July 15, 1993, to said Capacity and Energy Sales Agreement

     *10(h)-7 - Sixth Supplement, effective June 1, 1993, to said Capacity and Energy Sales Agreement

     #10(i)  -  Amended and Restated Directors Deferred
Compensation Plan, effective July 1, 1995 (Exhibit C to Proxy
Statement of PP&L and Prospectus of Resources, dated March 9,
1995)

     #10(i)-1  -  Amendment No. 1 to said Amended and
Restated Directors Deferred Compensation Plan, effective
November 1, 1996 (Exhibit 10(j)-1 to PP&L, Inc.'s Form 10-K
Report (File No. 1-905) for the year ended December 31, 1996)

     #10(i)-2  -  Amendment No. 2 to said Amended and
Restated Directors Deferred Compensation Plan, effective
January 1, 1997 (Exhibit 10(j)-2 to PP&L, Inc.'s Form 10-K
Report (File No. 1-905) for the year ended December 31, 1996)

     *#10(i)-3  -  Amendment No. 3 to said Amended Directors
Deferred Compensation Plan, effective January 1, 1998

      #10(j)-1  -  Amended and Restated Deferred Compensation
Plan for Executive Officers, effective January 1, 1990
(Exhibit 10(s) to PP&L's Form 10-K Report (File No. 1-905)
for the year ended December 31, 1990)

      #10(j)-2  -  Amendment No. 1 to said Officers Deferred
Compensation Plan, effective January 1, 1991 (Exhibit 10(j)-2 to PP&L's Form 10-K Report (File No. 1-905) for the year ended December 31, 1991)

     #10(j)-3  -  Amendment No. 2 to said Officers Deferred
Compensation Plan, effective October 23, 1991 (Exhibit 10(j)-
3 to PP&L's Form 10-K Report (File No. 1-905) for the year ended December 31, 1991)

     #10(j)-4  -  Amendment No. 3 to said Officers Deferred
Compensation Plan, effective January 1, 1992 and April 1,
1992 (Exhibit 10(j)-4 to PP&L's Form 10-K Report (File No. 1-
905) for the year ended December 31, 1991)

     #10(j)-5  -  Amendment No. 4 to said Officers Deferred
Compensation Plan, effective January 1, 1995 (Exhibit 10(j)-5 to PP&L's Form 10-K Report (File No. 1-905) for the year ended December 31, 1994)

     #10(j)-6  -  Amendment No. 5 to said Officers Deferred
Compensation Plan, effective January 1, 1996 (Exhibit 10(l)-6 to PP&L, Inc.'s Form 10-K Report (File No. 1-905) for the year ended December 31, 1996)

     #10(k)  -  Amended and Restated Supplemental Executive
Retirement Plan, effective August 31, 1995 (Exhibit 10(k) to
PP&L's Form 10-K Report (File No. 1-905) for the year ended
December 31, 1995)

     #10(k)-1  -  Amendment No. 1 to said Amended and
Restated Supplemental Executive Retirement Plan, effective
July 1, 1996 (Exhibit 10(m)-1 to PP&L, Inc.'s Form 10-K
Report (File No. 1-905) for the year ended December 31, 1996)

     #10(l)  -  Amended and Restated Executive Retirement
Security Plan, effective August 31, 1995 (Exhibit 10(l) to
PP&L's Form 10-K Report (File No. 1-905) for the year ended
December 31, 1995)

     #10(l)-1  -  Amendment No. 1 to said Amended and
Restated Executive Retirement Security Plan, effective
January 1, 1996 (Exhibit 10(n)-1 to PP&L, Inc.'s Form 10-K
Report (File No. 1-905) for the year ended December 31, 1996)

     #10(m)-1  -  Amended and Restated Incentive Compensation
Plan, effective January 1, 1995 (Exhibit D to Proxy Statement of PP&L and Prospectus of Resources, dated March 9, 1995)

     #10(m)-2  -  Amendment No. 1 to said Amended and
Restated Incentive Compensation Plan, effective April 27,
1995 (Exhibit 10(m)-2 to PP&L's Form 10-K Report (File No. 1-
905) for the year ended December 31, 1995)

     #10(m)-3  -  Amendment No. 2 to said Amended and
Restated Incentive Compensation Plan, effective January 1,
1996 (Exhibit 10(o)-3 to PP&L, Inc.'s Form 10-K Report (File
No. 1-905) for the year ended December 31, 1996)

     #10(m)-4  -  Amendment No. 3 to said Amended and
Restated Incentive Compensation Plan, effective January 1,
1997 (Exhibit 10(o)-4 to PP&L, Inc.'s Form 10-K Report (File
No. 1-905) for the year ended December 31, 1996)

     #10(n)  -  Description of Executive Compensation
Incentive Award Program (Exhibit 10(p) to PP&L Form 10-K
Report (File No. 1-905) for the year ended December 31,
1996) 1/





1/This description is provided pursuant to 17 C.F.R.
Section 229.601(b)(10)(iii)(A).




      10(o) - Nuclear Fuel Lease, dated as of February 1, 1982, between PP&L, as lessee, and Newton I. Waldman, not in his individual capacity, but solely as Cotrustee of the Pennsylvania Power & Light Energy Trust, as lessor (Exhibit 10(g) to PP&L's Form 10-K Report (File No. 1-905) for the year ended December 31, 1981)

     *12(a)  -  PP&L Resources, Inc. and Subsidiaries
Computation of Ratio of Earnings to Fixed Charges

     *12(b)  -  PP&L, Inc. and Subsidiaries Computation of
Ratio of Earnings to Fixed Charges

       *23  -  Consent of Price Waterhouse LLP

       *24  -  Power of Attorney

       *27  -  Financial Data Schedule