Form 10-Q
period 1998-06-30
PP&L INC
filed 1998-08-14
CIK 317187

                                United States
                     Securities and Exchange Commission
                            Washington, DC   20549


                                   Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended     June 30, 1998

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

PP&L Resources, Inc.                  Common stock, $.01 par value,
                                      168,266,320 shares outstanding at
                                      July 31, 1998
PP&L, Inc.                            Common stock, no par value,
                                      157,300,382, shares outstanding and
                                      all held by PP&L Resources, Inc. at
                                      July 31, 1998

                              PP&L RESOURCES, INC.
                                       AND
                                   PP&L, INC.




                                     FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1998


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

         Item 6. Exhibits and Reports on Form 8-K

GLOSSARY OF TERMS AND ABBREVIATIONS

SIGNATURES

PP&L RESOURCES, INC. AND SUBSIDIARIES
Part 1. FINANCIAL INFORMATION
Item 1. Financial Statements

     In the opinion of PP&L Resources, the unaudited financial statements included herein reflect all adjustments necessary to present fairly the Consolidated Balance Sheet as of
June 30, 1998 and December 31, 1997, and the Consolidated Statement of Income and
Consolidated Statement of Cash Flows for the periods ended June 30, 1998 and 1997.  PP&L
Resources is the parent holding company of PP&L, PP&L Global, PP&L Spectrum, PP&L Capital
Funding and H. T. Lyons.  PP&L constitutes substantially all of PP&L Resources' assets, revenues and earnings.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(Millions of Dollars, except per share data)

                                                   Three Months     Six Months
                                                   Ended June 30,   Ended June 30,
                                                     1998     1997    1998     1997
Operating Revenues
  Electric operations..............................    $558    $550   $1,175  $1,204
  Wholesale energy and trading activities..........     259     136      504     267
  Energy related businesses........................      21       7       40      17
  Total Operating Revenues.........................     838     693    1,719   1,488

Operating Expenses
  Operation
    Electric fuel..................................     118     105      231     216
    Energy purchases...............................     218     104      432     220
    Other operating................................     143     121      260     238
  Maintenance......................................      53      49       91      84
  Depreciation and amortization....................      94      93      189     185
  Taxes, other than income ........................      49      50      102     106
  Energy related businesses........................      15       5       29       9
  Total Operating Expenses.........................     690     527    1,334   1,058

Operating Income...................................     148     166      385     430

Other Income and (Deductions)......................       4       3       11       5

Income Before Interest and Income Taxes............     152     169      396     435

Interest Expense...................................      54      55      106     110

Income Before Income Taxes and
  Extraordinary Items .............................      98     114      290     325

Income Taxes.......................................      38      45      122     133

Income Before Extraordinary Items..................      60      69      168     192

Extraordinary Items (net of $666 income taxes)
  (Note 4) ........................................    (948)            (948)

Income(Loss) Before Dividends on Preferred Stock...    (888)     69     (780)    192

Preferred Stock Dividend Requirements..............       6       4       13      11

Net Income(Loss)...................................   ($894)    $65    ($793)   $181

Earnings Per Share of Common Stock
  Basic and Diluted (a):
    Income Before Extraordinary Items..............   $0.32   $0.39    $0.92   $1.11
    Extraordinary Items (net of tax)...............   (5.66)           (5.67)
Net Income(Loss)...................................  $(5.34)  $0.39   $(4.75)  $1.11

Dividends Declared per Share of Common Stock....... $0.4175 $0.4175   $0.835  $0.835

(a) Based on average number of shares
    outstanding (thousands)........................ 167,436 164,068  167,106 163,660

See accompanying Notes to Financial Statements.

PP&L RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(Millions of Dollars)
                                                              Six Months
                                                              Ended June 30,
                                                                1998     1997
Net Cash Provided by Operating Activities....................    $281      $307

Cash Flows From Investing Activities
 Property, plant and equipment expenditures..................    (149)     (143)
 Proceeds from sale of nuclear fuel to trust.................      15        23
 Purchases of available-for-sale securities..................     (12)      (52)
 Sales and maturities of available-for-sale securities.......      14        91
 Investment in electric energy projects......................    (276)      (19)
 Purchases and sales of other financial investments - net....       4        76
 Other investing activities - net............................       2
       Net cash used in investing activities.................    (402)      (24)

Cash Flows From Financing Activities
 Issuance of long-term debt..................................     260        10
 Issuance of common stock....................................      33        36
 Issuance of company-obligated mandatorily redeemable
   preferred securities of subsidiary trusts holding
   solely company debentures.................................               250
 Retirement of long-term debt................................    (267)     (210)
 Purchase of subsidiary's preferred stock (net of premium
   and associated costs).....................................              (369)
 Payments on capital lease obligations.......................     (26)      (33)
 Common and preferred dividends paid.........................    (152)     (150)
 Net increase in short-term debt.............................     260       147
 Other financing activities - net ...........................      (1)      (20)
       Net cash provided by (used in) financing activities...     107      (339)

Net Decrease In Cash and Cash Equivalents ...................     (14)      (56)
Cash and Cash Equivalents at Beginning of Period ............      50       101
Cash and Cash Equivalents at End of Period ..................     $36       $45

Supplemental Disclosures of Cash Flow Information
 Cash paid during the period for:
  Interest (net of amount capitalized).......................    $111      $106
  Income taxes...............................................     $98      $131

See accompanying Notes to Financial Statements.

PP&L RESOURCES,INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Millions of Dollars)
                                                              June 30,  December 31,
                                                                1998        1997
                                                             (Unaudited)  (Audited)
                           ASSETS
Property, Plant and Equipment
   Electric utility plant in service - net (Notes 2 and 4)
     Transmission and distribution ..........................    $2,171       $2,160
     Generation .............................................     1,632        4,022
     General and intangible .................................       216          232
                                                                  4,019        6,414

   Construction work in progress - at cost...................        97          185
   Nuclear fuel owned and leased - net.......................       156          167
     Electric utility plant - net............................     4,272        6,766

   Other property - net......................................        53           54
                                                                  4,325        6,820

Investments
   Electric energy projects - at equity .....................       638          360
   Nuclear plant decommissioning trust fund .................       186          163
   Financial investments.....................................        50           52
   Affiliated companies - at equity .........................        17           17
   Other.....................................................        13           13
                                                                    904          605
Current Assets
   Cash and cash equivalents ................................        36           50
   Accounts receivable (less reserve:  1998, $18; 1997, $16)
     Customers ..............................................       160          190
     Other...................................................        79           48
   Unbilled revenues
     Customers...............................................        84           90
     Other...................................................        91           37
   Fuel, materials and supplies - at average cost............       175          200
   Prepayments...............................................        89           28
   Deferred income taxes ....................................        32           22
   Other.....................................................        26           30
                                                                    772          695

Regulatory Assets and Other Noncurrent Assets (Note 4)
   Recoverable transition costs..............................     2,819
   Other.....................................................       379        1,365
                                                                  3,198        1,365

                                                                 $9,199       $9,485

See accompanying Notes to Financial Statements.

PP&L RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Millions of Dollars)
                                                              June 30,   December 31,
                                                                1998         1997
                                                             (Unaudited)  (Audited)
                        LIABILITIES
Capitalization
  Common equity
    Common stock ...........................................         $2           $2
    Capital in excess of par value  ........................      1,702        1,669
    Earnings reinvested (Note 4) ...........................        231        1,164
    Capital stock expense and other ........................        (28)         (26)
                                                                  1,907        2,809
  Preferred stock
    With sinking fund requirements .........................         47           47
    Without sinking fund requirements ......................         50           50
  Company-obligated mandatorily redeemable preferred
    securities of subsidiary trusts holding solely
    company debentures......................................        250          250
  Long-term debt ...........................................      2,730        2,585
                                                                  4,984        5,741

Current Liabilities
  Short-term debt...........................................        397          135
  Long-term debt due within one year .......................                     150
  Capital lease obligations due within one year ............         58           58
  Liability for above market NUG purchases due
    within one year (Note 4) ...............................        105
  Accounts payable .........................................        182          140
  Taxes accrued ............................................         59           40
  Interest accrued .........................................         62           62
  Dividends payable ........................................         76           76
  Other ....................................................         99          108
                                                                  1,038          769


Deferred Credits and Other Noncurrent Liabilities
  Deferred income taxes and ITC ............................      1,556        2,221
  Liability for above market NUG purchases (Note 4) ........        775
  Capital lease obligations ................................        103          113
  Other ....................................................        743          641
                                                                  3,177        2,975

Commitments and Contingent Liabilities  ....................


                                                                 $9,199       $9,485


See accompanying Notes to Financial Statements.

PP&L, INC. AND SUBSIDIARIES

     In the opinion of PP&L, the unaudited financial statements included herein reflect all adjustments necessary to present fairly the Consolidated Balance Sheet as of June 30, 1998 and December 31, 1997, and the Consolidated Statement of
Income and Consolidated Statement of Cash Flows for the periods ended
June 30, 1998 and 1997. All nonutility operating transactions are included in "Other Income and (Deductions)" in PP&L's Consolidated Statement of Income.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(Millions of Dollars)

                                                  Three Months     Six Months
                                                  Ended June 30,   Ended June 30,
                                                    1998     1997    1998     1997

Operating Revenues
  Electric operations.............................    $558    $550   $1,175  $1,204
  Wholesale energy and trading activities.........     259     136      504     267
  Energy related businesses.......................       1                        1
  Total Operating Revenues                             818     686    1,679   1,472

Operating Expenses
  Operation
    Electric fuel.................................     118     105      231     216
    Energy purchases..............................     218     104      432     220
    Other operating...............................     143     121      260     238
  Maintenance.....................................      53      49       91      84
  Depreciation and amortization...................      94      93      189     185
  Taxes, other than income .......................      49      50      102     106
  Energy related businesses.......................               1                1
  Total Operating Expenses........................     675     523    1,305   1,050

Operating Income .................................     143     163      374     422

Other Income and (Deductions).....................       9       8       21       8

Income Before Interest and Income Taxes...........     152     171      395     430

Interest Expense..................................      49      54       98     106

Income Before Income Taxes and
  Extraordinary Items ............................     103     117      297     324

Income Taxes......................................      40      47      124     134

Income Before Extraordinary Items ................      63      70      173     190

Extraordinary Items (net of $666 income taxes)
  (Note 4) .......................................    (948)            (948)

Net Income(Loss) Before Dividends on
  Preferred Stock.................................    (885)     70     (775)    190

Dividends on Preferred Stock......................      12       9       24      16

Earnings Available to PP&L Resources, Inc.  ......   $(897)    $61    $(799)   $174

See accompanying Notes to Financial Statements.

PP&L, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(Millions of Dollars)
                                                                 Six Months
                                                                 Ended June 30,
                                                                   1998     1997
Net Cash Provided by Operating Activities.......................    $307      $308

Cash Flows From Investing Activities
  Property, plant and equipment expenditures....................    (149)     (143)
  Proceeds from sales of nuclear fuel to trust..................      15        23
  Purchases of available-for-sale securities ...................     (12)      (52)
  Sales and maturities of available-for-sale securities ........      14        69
  Purchases and sales of other financial investments - net......       4        76
  Loan to parent................................................      (1)     (375)
  Other investing activities - net..............................       1
        Net cash used in investing activities...................    (128)     (402)

Cash Flows From Financing Activities
  Issuance of long-term debt....................................     200        10
  Issuance of Company-obligated mandatorily redeemable
    preferred securities of subsidiary trusts holding solely
    company debentures..........................................               250
  Retirement of long-term debt..................................    (266)     (210)
  Payments on capital lease obligations.........................     (26)      (33)
  Common and preferred dividends paid...........................    (163)     (185)
  Net increase in short-term debt...............................      82       182
  Other financing activities - net .............................      (1)       (9)
        Net cash provided by (used in) financing activities.....    (174)        5

Net Increase (Decrease) in Cash and Cash Equivalents                   5       (89)
Cash and Cash Equivalents at Beginning of Period................      15        95
Cash and Cash Equivalents at End of Period......................     $20        $6

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for:
    Interest (net of amount capitalized)........................    $105      $102
    Income taxes................................................    $102      $133

See accompanying Notes to Financial Statements.

PP&L, INC. COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Millions of Dollars)
                                                              June 30,  December 31,
                                                                1998        1997
                                                             (Unaudited) (Audited)
                           ASSETS
Property, Plant and Equipment
  Electric utility plant in service - net (Notes 2 and 4)
    Transmission and distribution ..........................    $2,171       $2,160
    Generation .............................................     1,632        4,022
    General and intangible .................................       216          232
                                                                 4,019        6,414

  Construction work in progress - at cost ..................        97          185
  Nuclear fuel owned and leased - net ......................       156          167
   Electric utility plant - net ............................     4,272        6,766

  Other property - net .....................................        51           54
                                                                 4,323        6,820

Investments
  Loan to parent............................................       376          375
  Nuclear plant decommissioning trust fund .................       186          163
  Financial investments ....................................        49           52
  Affiliated companies - at equity .........................        17           17
  Other ....................................................        13           13
                                                                   641          620

Current Assets
  Cash and cash equivalents ................................        20           15
  Accounts receivable (less reserve:  1998, $18; 1997, $16)
    Customers ..............................................       158          188
    Other ..................................................        81           64
  Unbilled revenues
    Customers...............................................        81           90
    Other...................................................        91           36
  Fuel, materials and supplies - at average cost ...........       175          200
  Prepayments...............................................        88           26
  Deferred income taxes ....................................        32           22
  Other ....................................................        23           29
                                                                   749          670

Regulatory Assets and Other Noncurrent Assets (Note 4)
  Recoverable transition costs .............................     2,819
  Other.....................................................       364        1,362
                                                                 3,183        1,362

                                                                $8,896       $9,472


See accompanying Notes to Financial Statements.

PP&L, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Millions of Dollars)
                                                             June 30,   December 31,
                                                               1998         1997
                                                            (Unaudited)  (Audited)
                        LIABILITIES
Capitalization
  Common equity
    Common stock ...........................................    $1,476       $1,476
    Additional paid-in capital .............................        64           64
    Earnings reinvested (Note 4) ...........................       153        1,092
    Capital stock expense and other  .......................       (20)         (20)
                                                                 1,673        2,612
  Preferred stock
    With sinking fund requirements .........................       295          295
    Without sinking fund requirements ......................       171          171
  Company-obligated mandatorily redeemable preferred
    securities of subsidiary trusts holding solely
    company debentures......................................       250          250
  Long-term debt ...........................................     2,568        2,483
                                                                 4,957        5,811

Current Liabilities
  Short-term debt...........................................       127           45
  Long-term debt due within one year .......................                    150
  Capital lease obligations due within one year ............        58           58
  Liability for above market NUG purchases due
    within one year (Note 4) ...............................       105
  Accounts payable .........................................       181          148
  Taxes accrued ............................................        58           40
  Interest accrued .........................................        58           59
  Dividends payable ........................................        82           81
  Other ....................................................        97          107
                                                                   766          688

Deferred Credits and Other Noncurrent Liabilities
  Deferred income taxes and ITC ............................     1,555        2,221
  Liability for above market NUG purchases (Note 4) ........       775
  Capital lease obligations  ...............................       103          113
  Other ....................................................       740          639
                                                                 3,173        2,973

Commitments and Contingent Liabilities ....................


                                                                $8,896       $9,472




See accompanying Notes to Financial Statements.

                    PP&L Resources, Inc. and PP&L, Inc.
                       Notes to Financial Statements


	Terms and abbreviations appearing in Notes to Financial Statements are explained in the glossary.

1.  Interim Financial Statements

	Certain information in footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, has been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC. These financial statements should be read in conjunction with the financial statements and notes included in PP&L Resources' and PP&L's Annual Reports to the SEC on Form 10-K for the year ended December 31, 1997.

	Certain amounts in the June 30, 1997 and December 31, 1997 financial statements have been reclassified to conform to the presentation in the June 30, 1998 financial statements. The most significant reclassifications have been made in the Consolidated Statement of Income. This Statement has been modified to better reflect the changing nature of the business from a regulated electric utility to a full-service provider of retail and wholesale energy and related products and services. The revenues and expenses of PP&L Global, PP&L Spectrum and H.T. Lyons are now reflected in "Operating Income." Previously, the results of these non-regulated affiliates were included in "Other Income and (Deductions)" in PP&L Resources' Statement of Income. In addition, the revenues generated by PP&L's wholesale energy and trading activities are now separately disclosed. Finally, income taxes are no longer reflected as "Operating Expense," which was the traditional disclosure used by utilities. On the Consolidated Balance Sheet, "Electric utility plant in service - net" at December 31, 1997 has been reclassified to separately disclose generation plant, which is no longer subject to the regulatory accounting provisions of SFAS 71, "Accounting for the Effects of Certain Types of Regulation."
See Notes 2 and 4 for further information.

2. Summary of Significant Accounting Policies

	The PUC's order dated June 15, 1998 (see Note 3) impacted certain accounting policies of PP&L. Following are updates to the "Summary of Significant Accounting Policies" as detailed in PP&L Resources' and PP&L's Annual Reports to the SEC on Form 10-K for the year ended December 31, 1997. Refer to Note 4 for more information on the PUC restructuring charge.

Management's Estimates

	These financial statements have been prepared using information which represents management's best estimates of existing conditions. Actual results could differ from these estimates.

	Significant estimates were required in recording the effect of the PUC's order. The impairment write-down of certain generation plant was dependent on projections of future cash flows and capacity factors. Cash flow projections and the resulting impact on the fair value determination of these generating facilities are subject to future re-evaluation. In addition, the liabilities recorded for above-market purchases from NUGs were based on estimated generation by the NUG facilities and estimated future market prices for this generation. Again, these recorded amounts are subject to revision if the underlying estimates change.

Regulation

	Historically, PP&L accounted for its operations in accordance with the provisions of SFAS 71, which requires rate-regulated entities to reflect the effects of regulatory decisions in their financial statements. PP&L discontinued application of SFAS 71 for the generation portion of its business effective June 30, 1998.

Utility Plant

	Following are the classes of Electric Utility Plant in Service, with associated accumulated depreciation reserves, at June 30, 1998 and December 31, 1997.

                     Transmission               General    Electric Utility
                           &                       &           Plant In
                     Distribution  Generation  Intangible      Service
June 30, 1998:
Original Cost            $3,353      $6,339       $372         $10,064
Accumulated Depreciation
  Reserve                (1,182)     (4,707)      (156)         (6,045)
                         $2,171      $1,632       $216         $ 4,019

December 31, 1997:
Original Cost            $3,309      $6,306       $369         $ 9,984
Accumulated Depreciation
  Reserve                (1,149)     (2,284)      (137)         (3,570)
                         $2,160      $4,022       $232         $ 6,414

	Generation plant is reflected at the lower of cost or market value at June 30, 1998. As noted in the "Regulation" section of this note, PP&L discontinued application of SFAS 71 for the generation portion of its business effective June 30, 1998. In accordance with SFAS 101, "Regulated Enterprises-Accounting for the Discontinuation of Application of FASB Statement No. 71", impairment tests were performed on the individual generating facilities. These impairment tests used the provisions of SFAS 121, "Accounting For the Impairment of Long-Lived Assets and For Long-Lived Assets to Be Disposed Of". As a result, generation plant assets were written down by $2.357 billion.

	The other classes of Electric Utility Plant in Service continue to be carried at historical cost.

Capitalized Interest

	Effective June 30, 1998, PP&L stopped capitalizing AFUDC on generation-related construction projects, since these assets are no longer subject to the provisions of SFAS 71. Instead, interest is being capitalized on generation-related projects in accordance with SFAS 34, "Capitalizing Interest Costs."


Premium on Reacquired Long Term Debt

	In accordance with SFAS 71, PP&L deferred the premiums and expenses to redeem long-term debt and amortized these costs over the life of the new debt. If no new debt was issued to refinance the retired debt, these costs were amortized over the remaining life of the retired debt. Effective June 30, 1998, losses on reacquired debt attributable to the generation portion of PP&L's business will be recorded in accordance with SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt."

Comprehensive Income

	During 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income." This statement required disclosure of "comprehensive income," defined as changes in equity other than from transactions with shareowners. Comprehensive income consists of net income, as well as holding gains and losses of certain assets (such as available-for-sale securities), foreign currency translation adjustments and the effects of certain accounting adjustments to earlier periods recognized during the current periods. The comprehensive income of PP&L Resources and PP&L is not materially different than net income for the three and six months ended June 30, 1998 or the corresponding periods in 1997.

3.	PUC Restructuring Proceeding

	Reference is made to PP&L Resources' and PP&L's Annual Reports to the SEC on Form 10-K for the year ended December 31, 1997, regarding PP&L's
April 1, 1997 filing of its restructuring plan with the PUC pursuant to the Customer Choice Act.

	Under the Customer Choice Act, the PUC is authorized to determine the amount of PP&L's stranded costs to be recovered through a Competitive Transition Charge (CTC) to be paid by all PUC-jurisdictional customers who receive transmission and distribution service from PP&L. Stranded (or transition) costs are defined in the Customer Choice Act as "generation-related costs which would have been recoverable under a regulated environment but which may not be recoverable in a competitive generation market and which the PUC determines will remain following mitigation by the electric utility."

	The Customer Choice Act also permits the issuance of "transition bonds" securitized by customer revenues from an Intangible Transition Charge (ITC) to finance the payment of transition costs. Proceeds of the transition bonds are required to be used "principally to reduce qualified stranded costs and related capitalization." The ITC is intended to recover the principal, interest and issuance, refinance and servicing costs and fees related to the transition bonds.

	In accordance with the Customer Choice Act, PP&L filed its restructuring plan with the PUC on April 1, 1997. PP&L's restructuring plan included a claim of $4.5 billion (on a net present value basis as of January 1, 1999) for transition costs.

	On June 15, 1998, the PUC entered an order in the restructuring proceeding. Under that order, PP&L estimated that it could recover about $2.5 billion in transition costs over the 8-1/2 year transition period prescribed by the order--i.e., through June 30, 2007.

	Numerous parties filed legal challenges to the PUC's June 15 order in state and federal court. PP&L filed an appeal of the order in the Pennsylvania Commonwealth Court, an action for Declaratory Judgment against the order in the Commonwealth Court, and a civil complaint action against the order in the U.S. District Court for the Eastern District of Pennsylvania.

	In July 1998, the PUC offered all parties to the restructuring proceeding the opportunity for substantive settlement discussions. On August 13, 1998, the PUC entered a Tentative Order approving a "Joint Petition for Full Settlement of PP&L, Inc.'s Restructuring Plan and Related Court Proceedings" (Joint Settlement Petition). The Tentative Order is subject to a public comment period, and final PUC action is expected on August 27, 1998.

	The terms and conditions of the Joint Settlement Petition represent a comprehensive resolution of all issues before the Pennsylvania Commonwealth Court and the U. S. District Court arising from challenges by certain parties, including PP&L, to the PUC's June 15 order. In the Joint
Settlement Petition, the parties request that the PUC (i) approve the proposed settlement set forth in the Joint Settlement Petition; (ii) amend the June 15 order consistent with the proposed settlement; (iii) approve the supplements to PP&L's tariff necessary to implement the proposed settlement; (iv) issue a Qualified Rate Order authorizing PP&L to securitize up to $2.85 billion of transition and related costs; and (v) preapprove future transfers of PP&L generation assets at PP&L's discretion.

	The following are the major elements of the settlement:

	1. PP&L is permitted to recover $2.97 billion (on a net present value basis) in transition costs over 11 years -- i.e., from January 1, 1999 through December 31, 2009. PP&L is permitted a return of 10.86% on the unamortized balance of these transition costs.

	2. PP&L will reduce rates to all retail customers by 4% effective January 1, 1999 through December 31, 1999.

	3. One-third of PP&L customers will be able to choose their electric supplier on January 1, 1999, one-third on January 2, 1999, and the remainder on January 2, 2000. Beginning on January 1, 1999, PP&L will unbundle its retail electric rates to reflect separate prices for the transmission and distribution charges, the CTC (and, if applicable, the ITC), and a "shopping credit" for customers choosing an alternate electric supplier. These shopping credits vary among customer classes and will increase over the transition period to reflect decreases in the CTC. The proposed settlement provides for the following unbundled rates over the transition period:




                   SCHEDULE OF SYSTEM AVERAGE RATES
                              CENTS/KWH


  Effective   Transmission          Shopping   Generation      Total
    Date    & Distribution   CTC(a)  Credit(b)  Rate Cap(c)    Rate(d)

Jan. 1, 1999      1.74       1.57     3.81       5.38         7.12
Jan. 1, 2000      1.74       1.55     4.13       5.68         7.42
Jan. 1, 2001      1.74       1.52     4.16       5.68         7.42
Jan. 1, 2002      1.74       1.45     4.23       5.68         7.42
Jan. 1, 2003      1.74       1.41     4.27       5.68         7.42
Jan. 1, 2004      1.74       1.35     4.33       5.68         7.42
Jan. 1, 2005       (e)       1.27     4.41       5.68          (e)
Jan. 1, 2006       (e)       1.27     4.78       6.05          (e)
Jan. 1, 2007       (e)       1.21     4.84       6.05          (e)
Jan. 1, 2008       (e)       1.14     4.91       6.05          (e)
Jan. 1, 2009(f)    (e)       1.03     5.02       6.05          (e)



(a) Average CTC rates are fixed, subject to reconciliation for actual sales and CTC collection.

(b) The CTC and, as a result, the shopping credit figures will be adjusted to reflect changes due to the CTC reconciliation.

(c) The Generation Rate Cap equals the sum of the CTC and Shopping Credit. The generation portion of bills for customers who continue to be supplied by PP&L as the supplier of last resort will not, on average, exceed the figures in this column.

(d) The bundled rate equals the sum of Transmission & Distribution plus Generation Rate Cap. Customers who continue to be supplied by PP&L as the supplier of last resort will, on average, pay the total rate shown in the last column. The 1999 rate represents a 4% reduction from the existing rate cap of 7.42 cents/kWh.

(e) The cap on PP&L's transmission and distribution rates under the Customer Choice Act is extended through 2004. Under the Customer Choice Act, T&D rates were capped until June 30, 2001.

(f)  Effective until December 31, 2009.






	In addition, the proposed settlement results in the following schedule for amortization of the transition costs over the transition period:

                        ANNUAL STRANDED COST
                     AMORTIZATION AND RETURN (a)

                                   Revenue Excluding GRT
         Annual     CTC                                Amorti-
         Sales     Cents/     Total      Return        zation
Year      mWh       kWh      ($000)      ($000)        ($000)

1999    33,108,701   1.57    $497,938    $310,396      $187,542
2000    33,605,332   1.55     498,027     290,796       207,231
2001    34,109,412   1.52     496,671     269,138       227,532
2002    34,621,053   1.45     481,095     245,359       235,736
2003    35,140,369   1.41     473,995     220,722       253,273
2004    35,667,474   1.35     461,682     194,252       267,430
2005    36,202,486   1.27     438,637     166,303       272,334
2006    36,745,524   1.27     447,326     137,841       309,485
2007    37,296,707   1.21     433,106     105,497       327,610
2008    37,856,157   1.14     411,419      71,258       340,161
2009(b) 38,424,000   1.03     377,373      35,708       341,665

(a)  Subject to reconciliation of actual sales and collections.
(b)  Through December 31, 2009.

	4. The cap on the generation component of rates is extended from December 31, 2005 until December 31, 2009. The cap on the transmission and distribution component of rates is extended from June 30, 2001 until December 31, 2004.

	5. PP&L will recover its nuclear plant decommissioning costs through the CTC. PP&L may seek an exception to the rate cap for increases in these decommissioning costs, but agrees not to recover more than 96% of such increased amount.

	6. PP&L will seek to securitize up to $2.85 billion in transition and related costs, and a proposed PUC Qualified Rate Order authorizing this securitization is included in the proposed settlement. The proposed settlement would require 75% of the savings from securitization to be passed back to customers, while 25% would be retained by PP&L. The costs of issuing the transition bonds and refinancing outstanding debt and equity will be reflected in the ITC to be charged to all customers. As with the CTC, the ITC must terminate by the end of the transition period; also, the ITC will offset the CTC on customer bills.

	7. On January 1, 2002, 20% of all PP&L's residential customers will be assigned to a provider of last resort other than PP&L or an affiliate of PP&L. These customers will be selected at random, and the supplier will be selected on the basis of a PUC-approved bidding process.

	8. Effective on January 1, 1999, alternate electric generation suppliers can provide metering and billing service to PP&L's commercial and industrial customers; effective on January 1, 1999, such alternate suppliers can provide certain metering service to PP&L's residential customers; and effective on January 1, 2000, PP&L's residential customers can choose their billing service as well from such alternate suppliers.

	9. PP&L will transfer its retail marketing function to a separate, affiliated corporation by September 15, 1998.

	10. PP&L is permitted, but not required, to transfer ownership and operation of its generating facilities to a separate corporate entity at book value.

	11. PP&L will spend approximately $16 million annually on assistance and energy conservation for low-income customers.

4.  Accounting for the Effects of Certain Types of Regulation

	PP&L prepares its financial statements for its regulated operations in accordance with SFAS 71, which requires rate-regulated companies to reflect the effects of regulatory decisions in their financial statements. PP&L has deferred certain costs pursuant to rate actions of the PUC and FERC and is recovering, or expects to recover, such costs in electric rates charged to customers.

	The FASB's EITF has addressed the appropriateness of the continued application of SFAS 71 by entities in states that have enacted restructuring legislation similar to Pennsylvania's Customer Choice Act. The EITF issued its statement No. 97-4, "Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statements 71 and 101", which concluded that an entity should cease to apply SFAS 71, when a deregulation plan is in place and its terms are known. For PP&L, with respect to the generation portion of its business, this occurred on June 15, 1998 when the PUC entered its order on PP&L's restructuring filing. Effective June 30, 1998, PP&L adopted SFAS 101 for the generation side of its business. SFAS 101 requires a determination of impairment of plant assets under SFAS 121, and the elimination of all effects of rate regulation that have been recognized as assets and liabilities under SFAS 71.

	PP&L performed impairment tests of its electric generation assets on a plant specific basis and determined that $2.388 billion of its generation plant was impaired as of June 30, 1998. Impaired plant is the excess of the plant investment at June 30, 1998 over the present value of the net cash flows during the remaining lives of the plants. Annual net cash flows were determined by comparing estimated generation sustenance costs to estimated regulated revenues for the remainder of 1998, market revenues for 1999 and beyond, and revenues from bulk power contracts. The net cash flows were then discounted to present value.

	In addition to impaired generation plant, PP&L estimates that there will be other stranded costs totaling $1.989 billion at June 30, 1998.
This primarily includes generation-related regulatory assets and liabilities and an estimated liability for above-market purchases under NUG contracts. The total estimated impairment to these assets is $4.377 billion. The PUC Tentative Order, approved on August 13, 1998, permits the recovery of $2.819 billion through the CTC on a present value basis, excluding amounts for nuclear decommissioning and consumer education, resulting in a net under-recovery of $1.558 billion. PP&L recorded an extraordinary charge at June 30, 1998 for this underrecovery of $1.558 billion.

	Under FERC Order 888, 16 small utilities which have power supply agreements with PP&L signed before July 11, 1994, requested and were provided with PP&L's current estimate of its stranded costs applicable to these customers if they were to terminate their agreements in 1999. Subject to certain conditions, these settlement agreements provide for continued power supply by PP&L to 15 of these small utilities through
January 2004.  These agreements were approved by FERC in May 1998.   As a
result, PP&L, in the second quarter of 1998, recorded an extraordinary charge in the amount of $56 million.

	The extraordinary items related to the PUC restructuring proceeding and the FERC settlement were reported on the Statement of Income, net of income taxes.

	Details of amounts written-off at June 30, 1998, in connection with the PUC Tentative Order, are as follows (millions of dollars):

   Impaired generation-related assets                          $2,388

   Above-market NUG contracts                                     854

   Generation-related regulatory assets and other               1,135

   Total                                                        4,377

   Recoverable transition costs                                (2,819)

   Extraordinary item pre-tax - PUC                             1,558
                              - FERC                               56
                                                                1,614
   Tax effects                                                   (666)

   Extraordinary items                                          $ 948

PP&L believes that the electric transmission and distribution operations continue to meet the requirements of SFAS 71 and that regulatory assets associated with these operations will continue to be recovered through
rates from customers.  	At June 30, 1998, $356 million of regulatory assets,
other than the recoverable transition costs, remain on the books. The majority of these regulatory assets will continue to be recovered through regulated transmission and distribution rates over periods ranging from 2 to 31 years.

5. Sales to Other Electric Utilities

	PP&L provided Atlantic with 125,000 kilowatts of capacity (summer rating) and related energy from its wholly-owned coal-fired stations. Sales to Atlantic under that agreement expired in March 1998. PP&L will provide JCP&L with 378,000 kilowatts of capacity and related energy from all of its generating units during 1998. This amount will decline to 189,000 kilowatts in 1999. The agreement with JCP&L will terminate on December 31, 1999. PP&L expects to be able to resell the returning capacity and energy through the Energy Marketing Center.

	Under a separate agreement, PP&L is providing additional capacity and energy to JCP&L. This capacity and energy increased from 150,000 kilowatts to 200,000 kilowatts in June 1998, and will increase to 300,000 kilowatts in June 1999 through the end of the agreement in May 2004. Prices for this capacity and energy are market-based.

6.  Credit Arrangements and Financing Activity

	From January through July 1998, PP&L Resources issued $47 million of common stock through the DRIP.

	In March 1998, the 364-day revolving credit agreement for PP&L and PP&L Capital Funding was increased from $150 million to $350 million. This increase, when added to the $300 million five-year revolving credit agreement of PP&L and PP&L Capital Funding, brings to $650 million the total amount of revolving credit available to PP&L and PP&L Capital Funding under these joint agreements. Additionally, in July 1998, PP&L Capital Funding entered into five separate $80 million, 364-day credit facilities with five banks. These additional credit facilities will initially be used to provide funding for PP&L Resources' Tender Offer (see discussion below). As of June 30, 1998, no borrowings were outstanding under any revolving credit agreements.

	In March 1998, PP&L Capital Funding sold $60 million of medium-term notes having a five-year term. The proceeds from this sale were used to repay $60 million of short-term borrowings which had provided interim financing for investments made by PP&L Global. As of June 30, 1998, $162 million of medium-term notes were outstanding.

	PP&L Capital Funding also established a commercial paper program in March 1998. As with all PP&L Capital Funding debt, this commercial paper is guaranteed by PP&L Resources. As of June 30, 1998, PP&L Capital Funding had $270 million of commercial paper outstanding. Of this amount, $170 million was issued to provide interim funding for PP&L Global's June acquisition of an additional 26% ownership share of SWEB. It is expected that this interim funding will be replaced by long-term debt during the second half of 1998.

	In April 1998, PP&L retired $150 million principal amount of First Mortgage Bonds, 5-1/2% series that matured on that date.

	In May 1998, PP&L issued $200 million First Mortgage Bonds, 6-1/8% Reset Put Securities Series due 2006. In connection with this issuance, PP&L assigned to a third party the option to call the bonds from the holders on May 1, 2001. These bonds will mature on May 1, 2006, but will be required to be surrendered by the existing holders on May 1, 2001 either through the exercise of the call option by the callholder or, if such option is not exercised, through the automatic exercise of a mandatory put by the trustee on behalf of the bondholders. If the call option is exercised, the bonds will be remarketed and the interest rate will be reset for the remainder of their term to the maturity date. If the call option is not exercised, the mandatory put will be exercised and PP&L will be required to repurchase the bonds at 100% of their principal amount on May 1, 2001. Proceeds from the sale of the bonds were used by PP&L to retire $116 million of its unsecured term loans and to reduce its outstanding commercial paper balances.

	On August 14, 1998, PP&L Resources announced a Tender Offer to purchase up to 17,000,000 shares of its common stock, or approximately 10% of the currently outstanding shares, from existing shareowners. The price paid for the shares will not be in excess of $27 nor less than $24.50 per share.

	PP&L Resources made this Tender Offer through the use of a procedure commonly referred to as a "Dutch Auction." This procedure allows the shareowners to select a specific price within the price range at which they are willing to sell their shares and submit (Tender) these Shares to PP&L Resources for possible sale at their designated price.

	At midnight on September 11, 1998 (unless the Tender Offer is extended to a later date), PP&L Resources will evaluate all Tenders received up until that date and determine the lowest price within the price range that will enable PP&L Resources to purchase up to 17,000,000 shares (the
Purchase Price). This Purchase Price will then be paid for all Shares purchased pursuant to this Tender Offer, even for those shares that were Tendered at a lower designated price. Shares that have been Tendered a designated price that is above the Purchase Price will not be purchased and will be returned to the shareowners.

	PP&L Resources has developed a financial strategy that is intended to position PP&L Resources for the anticipated future competitive environment after giving effect to the PUC's Tentative Order, the related restructuring charge on PP&L's books and the collection of CTC revenues during the Transition Period. PP&L Resources' financial strategy and goals include:

	(a) a reduction in PP&L Resources' permanent capitalization to a level that is consistent with PP&L's restated asset values and the earning power of those assets;

	(b) a Common Stock dividend level based on a targeted payout ratio of 45%-55% designed to increase PP&L Resources' future financing flexibility;

	(c) the temporary use of a higher degree of leverage in PP&L Resources' capital structure during the Transition Period; and


	(d) maintenance of investment grade ratings on the senior debt securities of PP&L Resources and PP&L.

	As the electric utility industry transitions to a competitive environment, PP&L Resources anticipates the potential to achieve long-term returns on shareowner capital that exceed the returns that have been historically permitted in a fully regulated business environment. At the same time, PP&L Resources' business risks are expected to increase, resulting in an increase in the potential volatility in revenue and income streams. As such, PP&L Resources believes that a dividend payout ratio that is significantly lower than the 80%-90% payout ratio previously experienced by PP&L Resources and the electric utility industry in general is required to better position PP&L Resources to more effectively compete in the energy markets by increasing PP&L Resources' future financing flexibility. Accordingly, effective with the dividend payable October 1, 1998 to owners of record on September 10, 1998, PP&L Resources' quarterly Common Stock dividend will be reduced to $.25 per share ($1.00 annualized rate) from the previous level of $.4175 per share ($1.67 annualized rate). In addition to providing an increase in PP&L Resources' future financing flexibility, this dividend action positions PP&L Resources' Common Stock for potential increased growth in market value by retaining a proportionately higher level of earnings in the business for reinvestment. The Shares purchased pursuant to the Tender Offer will receive the October 1 dividend.

	The reduction in PP&L Resources' permanent capitalization, as well as the temporary increase in leverage, is being effected through this Tender Offer, which will be financed by PP&L Resources through the use of short-term debt. It is anticipated that the short-term debt used by PP&L
Resources will be made available through the issuance of commercial paper by PP&L Capital Funding.

	Declaration of dividends on common stock are made at the discretion of the Boards of Directors of PP&L Resources and PP&L. PP&L Resources and
PP&L will continue to consider the appropriateness of these dividend levels, taking into account the respective financial positions, results of operations, conditions in the industry and other factors which the respective Boards deem relevant.

	PP&L Resources and PP&L believe that, following completion of the Tender Offer, their anticipated cash flow from operations, access to credit facilities, cash and short-term investments will, taken together, be adequate for their capital needs for the foreseeable future.

7.  Commitments and Contingent Liabilities

	There have been no material changes related to PP&L Resources' or PP&L's commitments and contingent liabilities since the companies filed their joint 1997 Form 10-K.

	For discussion pertaining to PP&L Resources' and PP&L's credit arrangements and financing activities, see Note 6.

Nuclear Insurance

	PP&L is a member of certain insurance programs which provide coverage for property damage to members' nuclear generating stations. Facilities at the Susquehanna station are insured against property damage losses up to $2.75 billion under these programs. PP&L is also a member of an insurance program which provides insurance coverage for the cost of replacement power during prolonged outages of nuclear units caused by certain specified conditions. Under the property and replacement power insurance programs, PP&L could be assessed retroactive premiums in the event of the insurers' adverse loss experience. At April 1, 1998, the maximum amount PP&L could be assessed under these programs was about $29 million.

	PP&L's public liability for claims resulting from a nuclear incident at the Susquehanna station is limited to about $9 billion under provisions of The Price Anderson Amendments Act of 1988. PP&L is protected against this liability by a combination of commercial insurance and an industry assessment program. In the event of a nuclear incident at any of the reactors covered by The Price Anderson Amendments Act of 1988, PP&L could be assessed up to $151 million per incident, payable at a rate of $20 million per year, plus an additional 5% surcharge, if applicable.

Environmental Matters

	Air

	The Clean Air Act deals, in part, with acid rain, attainment of federal ambient ozone standards and toxic air emissions. PP&L has complied with the 1995 Phase I acid rain provisions by installing continuous emission monitors on all units, burning lower sulfur coal and installing low nitrogen oxide burners on most units. To comply with the year 2000 Phase II acid rain provisions, PP&L plans to purchase lower sulfur coal and use banked or purchased emission allowances instead of installing FGD on its wholly-owned units.

	PP&L has met the 1995 ambient ozone requirements of the Clean Air Act by reducing nitrogen oxide emissions by nearly 50% through the use of low nitrogen oxide burners. Further seasonal (i.e., 5 month) nitrogen oxide reductions to 55% and 75% of 1990 levels for 1999 and 2003, respectively, are specified under the Northeast Ozone Transport Region's Memorandum of Understanding. The PA DEP has finalized regulations which require PP&L to reduce its ozone seasonal NOx by 57% beginning in 1999. PP&L plans to comply with this reduction with operational initiatives that rely, to a large extent, on the existing low nitrogen oxide burners.

	The EPA has finalized new national standards for ambient levels of ground-level ozone and fine particulates. Based in part on the new ozone standard, the EPA has proposed NOx emission limits for 22 states, including Pennsylvania, which in effect require approximately an 80% reduction from the 1990 level in Pennsylvania in the 2002-2004 timeframe. The new particulates standard may require further reductions in SO2 and may expand the planned seasonal NOx reductions to year round in the 2010-2012 timeframe.

	Under the Clean Air Act, the EPA has been studying the health effects of hazardous air emissions from power plants and other sources, in order to determine whether those emissions should be regulated. Recently, the EPA released a technical report of its findings to-date. The EPA concluded that mercury is the utility air toxic of greatest concern but that more evaluation is needed before it can determine whether regulation of air toxics from fossil fuel plants is necessary. In addition, the EPA has announced a new enforcement initiative against older coal-fired plants. Several of PP&L's coal-fired plants could fall into this category. These
EPA initiatives could result in compliance costs for PP&L in amounts which are not now determinable but which could be material.

	Expenditures to meet the 2000 acid rain and 1999 NOx reduction requirements are included in the table of projected construction expenditures in the section entitled "Financial Condition - Capital Expenditure Requirements" in the Review of the Financial Condition and Results of Operations in the 1997 Form 10-K. PP&L currently estimates that additional capital expenditures and operating costs for environmental compliance under the Clean Air Act will be incurred beyond 2002 in amounts which are not now determinable but which could be material.

	Water and Residual Waste

	PP&L has installed dry fly ash handling systems at most of its power stations, which reduces waste water discharge. In other cases, PP&L has modified the existing facilities to allow continued operation of the ash basins under a DEP permit. Any groundwater contamination caused by the basins must also be addressed.

	Groundwater degradation related to fuel oil leakage from underground facilities and seepage from coal refuse disposal areas and coal storage piles has been identified at several PP&L generating stations. Remedial work related to oil leakage is substantially completed at two generating
stations.   At this time, the only other remedial work being planned is to abate a localized groundwater degradation problem associated with a waste disposal impoundment at the Montour plant.

	The final NPDES permit for the Montour plant contains stringent limits for iron and chlorine discharges. Depending on the results of a toxic reduction study, additional water treatment facilities or operational changes may be needed at this plant.

	Capital expenditures through the year 2002 to correct groundwater degradation at fossil-fueled generating stations, and to address waste water control at PP&L facilities are included in the table of construction expenditures in the section entitled "Financial Condition - Capital Expenditure Requirements" in the Review of the Financial Condition and Results of Operations in the 1997 Form 10-K. In this regard, PP&L currently estimates that $5.5 million of additional capital expenditures may be required in the next four years to close some of the ash basins and address other ash basin issues at various generating plants. Additional capital expenditures could be required beyond the year 2002 in amounts which are not now determinable but which could be material. Actions taken to correct groundwater degradation, to comply with the DEP's regulations and to address waste water control are also expected to result in increased operating costs in amounts which are not now determinable but which could be material.

	Superfund and Other Remediation
	In 1995, PP&L entered into a consent order with the DEP to address a number of sites where PP&L may be liable for remediation of contamination. This may include potential PCB contamination at certain PP&L substations and pole sites; potential contamination at a number of coal gas manufacturing facilities formerly owned and operated by PP&L; and oil or other contamination which may exist at some of PP&L's former generating facilities. As of June 30, 1998, PP&L has completed work on slightly more than half of the sites included in the consent order.

	At June 30, 1998, PP&L had accrued approximately $8 million, representing the amount PP&L can reasonably estimate it will have to spend to remediate sites involving the removal of hazardous or toxic substances, including those covered by the consent order mentioned above. Future cleanup or remediation work at sites currently under review, or at sites not currently identified, may result in material additional operating costs which PP&L cannot estimate at this time. In addition, certain federal and state statutes, including Superfund and the Pennsylvania Hazardous Sites Cleanup Act, empower certain governmental agencies, such as the EPA and the DEP, to seek compensation from the responsible parties for the lost value of damaged natural resources. The EPA and the DEP may file such compensation claims against the parties, including PP&L, held responsible for cleanup of such sites. Such natural resource damage claims against PP&L could result in material additional liabilities.

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

Loan Guarantees of Affiliated Companies

	In the second quarter of 1998, PP&L guaranteed a portion of a subsidiary's borrowings. As of June 30, 1998, $12 million of such borrowings were guaranteed by PP&L.

Source of Labor Supply
	On June 29, 1998, IBEW members ratified a new labor agreement with PP&L. This new agreement expires on May 12, 2002. Among other things, the agreement provides for wage increases for IBEW members of 3.25% in 1998 (effective as of May 18) and 3% in each of the three remaining years. In addition, IBEW members received a lump-sum ratification bonus equal to 2% of base pay, or approximately $4 million.

8.  New Accounting Standards
	In February 1998, the FASB issued SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which is effective for fiscal years beginning after December 15, 1997. The adoption of this statement is not expected to have a material impact on the financial statements of PP&L Resources or PP&L.

	In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. PP&L Resources and PP&L intend to adopt this statement as of January 1, 2000. The impact of the adoption of this statement on the net income of PP&L Resources and PP&L is not yet determinable.

9.  Acquisitions

	In July 1998, the PUC approved the acquisition of Penn Fuel Gas by PP&L Resources. In addition, in August 1998, the SEC approved the acquisition under the PUHCA. As a result, this acquisition is currently expected to close by August 31, 1998.

	In July 1998, PP&L Resources acquired McClure, a heating, ventilating and air-conditioning firm, in a cash transaction for an amount that is not material.

                   PP&L Resources, Inc. and PP&L, Inc.

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations

	The financial condition and results of operations of PP&L are currently the principal factors affecting the financial condition and results of operations of PP&L Resources. Unless specifically noted, fluctuations are primarily due to activities of PP&L. This discussion should be read in conjunction with the section entitled "Review of the Financial Condition and Results of Operations of PP&L Resources, Inc. and PP&L, Inc." in PP&L Resources' and PP&L's Annual Report to the SEC on Form 10-K for the year ended December 31, 1997.

	Terms and abbreviations appearing in Management's Discussion and Analysis of Financial Condition and Results of Operations are explained in the glossary.

Forward-looking Information

	Certain statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts, are "forward-looking statements" within the meaning of the federal securities laws. Although PP&L Resources and PP&L believe that the expectations reflected in these statements are reasonable, there can be no assurance that these expectations will prove to have been correct. These forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in the forward-looking statements. The following are among the important factors that could cause actual results to differ materially from the forward-looking statements: state and federal regulatory developments; new state or federal legislation; national or regional economic conditions; weather variations affecting customer energy usage; competition in retail and wholesale power markets; the need for and effect of any business or industry restructuring; PP&L Resources' and PP&L's profitability and liquidity; new accounting requirements or new interpretations or applications of existing requirements; system conditions and operating costs; performance of new ventures; political, regulatory or economic conditions in foreign countries; foreign exchange rates; and PP&L Resources' and PP&L's commitments and liabilities. Any such forward-looking statements should be considered in light of such important factors and in conjunction with PP&L Resources' and PP&L's other documents on file with the SEC.

                           Results of Operations

	The following discussion explains material changes in principal items on the Consolidated Statement of Income comparing the three months and six months ended June 30, 1998, to the comparable periods ended June 30, 1997.

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

Earnings

                                     Comparison of Earnings - June 30
                                   Three Months Ended  Six Months Ended
                                      1998    1997       1998    1997
Earnings per share - excluding
  weather variances and one-time
  adjustments                         $0.35   $0.39      $1.06   $1.15
Weather variances on billed sales     (0.03)             (0.14)  (0.04)
One-time adjustments
  PUC Restructuring Charge            (5.47)             (5.48)
  FERC Municipalities Settlement      (0.19)             (0.19)
Earnings per share - reported        $(5.34)  $0.39     $(4.75)  $1.11

	PP&L had two extraordinary items in June 1998 related to the PUC restructuring proceeding and a settlement with municipalities under FERC jurisdiction. Refer to Financial Note 4 for further information.

	Earnings per share, excluding weather variances and extraordinary items, were $.04 lower for the three months ended June 30, 1998, and $.09 lower for the first six months of 1998, when compared with the same periods in 1997. Earnings changes for these periods, excluding weather variances and extraordinary items, were primarily the net effect of the following:

                                           June 30, 1998 vs. June 30, 1997
                                       Three Months Ended  Six Months Ended
                                                    (per share)
o Higher revenues from electric operations,
  due to unbilled revenues and moderate
  growth in adjusted weather-normalized sales;  $0.03            $0.01

o Higher other operating revenues, primarily
  due to increased sales of reservation of
  electrical output to other utilities;          0.02             0.08

o Net reduction in earnings due to the phase-
  down of the contract with JCP&L and the end
  of the contract with Atlantic;                (0.02)           (0.05)

o Higher wages and benefits costs primarily due
  to the bargaining unit contract ratification
  bonus and higher overtime costs;              (0.03)           (0.03)

o Higher other operating costs primarily due
  to the write-off of excess and obsolete
  inventory, additional provisions for
  uncollectable accounts, costs associated
  with meeting retail competition requirements
  and increased costs associated with computer
  information systems; and                      (0.06)           (0.09)

o Other                                          0.02            (0.01)

       Earnings Change                         $(0.04)          $(0.09)

	The reduction in contractual bulk power sales to JCP&L and other major utilities will continue to adversely impact earnings over the next few years. However, the efforts of the Energy Marketing Center to resell the returning electric energy and capacity on the open market, along with its other energy trading activities, is expected to continue to offset the loss in revenues from declining contractual sales. Finally, the Customer Choice Act and the regulatory and business developments related thereto could have a major impact on the future financial performance of PP&L.

PUC Restructuring Proceeding

	Refer to Financial Notes 3 and 4 for information regarding the PUC restructuring proceeding.

Electric Energy Sales

	The increase (decrease) in PP&L's electric energy sales were attributable to the following:

                            June 30, 1998 vs. June 30, 1997
                         Three Months Ended  Six Months Ended
                           Change % Change    Change % Change
                                    (Millions of kWh)
Electricity Delivered to
Retail Customers(a)         (146)   (2.0)%     (532)   (3.3)%

Electricity Supplied to
Retail Customers(a)         (189)   (2.5)%     (835)   (5.1)%

Wholesale Energy Sales     3,850    88.2%     8,808   106.9%

(a) KWh for customers residing in PP&L's service territory who are receiving energy from PP&L will be reflected in both of these categories.

	Under Pennsylvania's competition pilot program, customers are allowed to choose the supplier of their electricity. Pilot customers will continue to have the utility that serves their territory deliver electricity from the supplier of choice. "Electricity Delivered to Retail Customers" is the amount of electricity delivered by PP&L to customers in its service territory. "Electricity Supplied to Retail Customers" represents the amount of electricity supplied to PP&L service territory customers who are not participating in the pilot program, and electricity supplied to customers within and outside PP&L service territory who are participating in the pilot program and have chosen PP&L as their energy supplier.

	Electricity delivered to retail customers decreased for the three and six months ended June 30, 1998 from the comparable periods in 1997. Due to the timing of certain large customer bills in June, approximately 100 million kWh were included in unbilled sales rather than billed sales. Excluding the effects of these timing differences in 1998 and weather variances in 1998 and 1997, electricity delivered to retail customers would have increased by 85 million kWh and 41 million kWh, respectively, for the three and six months ended June 30, 1998. Electricity delivered to industrial customers decreased from 1997 for both the three and six months ended June 30, 1998. This decrease was mainly due to a steel plant closing and the reduction of energy supplied to a paper mill.

	Electricity supplied to retail customers decreased for the three and six months ended June 30, 1998 from the comparable periods in 1997. This decrease was due to the mild weather experienced during the first half of the year and the impact of the competition pilot program.


Electricity Trading Activities

	During June 1998, a number of unexpected events in the midwestern United States, including unplanned outages at generating units, higher summer temperatures and transmission constraints, caused extreme price volatility in the wholesale energy markets, particularly in the ECAR region. As a result of these events, several participants in wholesale energy markets requested the FERC to initiate an investigation into alleged market abuses during this period and consider the imposition of price caps during emergency conditions. The FERC has begun an informal investigation to determine whether any measures are needed in response to these events.

	PP&L, through its Energy Marketing Center, purchases and sells electric capacity and energy at the wholesale level under its FERC market-based tariff. PP&L's tariff was recently amended to permit the resale of transmission capacity at market-based rates. PP&L has entered into agreements to sell firm capacity or energy under its market-based tariff to certain entities located inside and outside of the PJM power pool, including entities located in the ECAR region. By being a net seller of electricity in the second quarter of 1998, PP&L profited from the unprecedented price spikes. Some of the profitability was offset, however, due to the transmission constraints that developed in the PJM and ECAR regions, which required PP&L to meet certain of its obligations by purchasing electricity in the ECAR spot market and selling into the PJM spot market electricity intended for sale in the ECAR region.

If PP&L were unable to meet its obligations under these agreements to sell capacity and energy, under certain circumstances it would be required to pay damages equal to the difference between the market price to acquire replacement capacity or energy and the contract price of the undelivered capacity or energy. Depending on price volatility in the wholesale energy markets, such damages could be material in amount. Events that could affect PP&L's ability to meet its firm capacity or energy obligations or cause significant increases in the market price of replacement capacity and energy include the occurrence of extremely warm weather conditions, unplanned generating plant outages, transmission disruptions, non-performance by counterparties with which it has power contracts and other factors affecting the wholesale energy markets. Although PP&L attempts to mitigate these risks as described below, there can be no assurance that it will be able to fully meet its firm obligations, that it will not be required to pay damages for failure to perform, or that it will not experience counterparty non-performance in the future.

	PP&L's efforts to mitigate risks associated with open contract positions include maintaining generation capability to deliver electricity to satisfy its net firm sales contracts. To further mitigate supply and transmission risk, the Energy Marketing Center has assigned PP&L generating capacity to satisfy its commitments in ECAR for July and August and has purchased firm transmission service. In addition, the Energy Marketing Center adheres to established credit policies, and PP&L has not experienced non-performance by counterparties to date.

Operating Revenues:  Electric Operations

	The increase (decrease) in revenues from electric operations was attributable to the following:

                                          June 30, 1998 vs. June 30, 1997
                                       Three Months Ended  Six Months Ended
                                              (Millions of Dollars)

Retail Electric Revenues
     Weather effect                            $(9)             $(35)
     Sales volume and sales mix effect           5                (2)
     Unbilled revenues                          11                 5
     Pilot shopping credit above market price   (4)               (8)
     Other, net                                  1                 5
Other Electric Revenues                          4                 6
                                               $ 8              $(29)

	Revenues from electric operations increased by $8 million, or 1.5%, for the three months ended June 30, 1998 when compared to the same period in 1997. Increased revenues from billed and unbilled sales were partially offset by the effects of milder than normal weather.

For the six months ended June 30, 1998, revenues from electric operations decreased by $29 million, or 2.4%, when compared to the same period in 1997. Most of the decrease can be attributed to the milder-than-normal weather experienced during the first quarter of 1998. This period saw the largest weather impact on earnings in the 27 years PP&L has tracked weather effects. This decrease also reflects the mandatory "shopping credit" (see Financial Note 3) under the competition pilot program being higher than the market clearing price of generation. PP&L is deferring these losses for future recovery. These future recoveries are recorded as an offset to "Other Operating Expenses."

Operating Revenues:  Wholesale Energy and Trading Activities

	The increase (decrease) in revenues from wholesale energy and trading activities was attributable to the following:

                                 June 30, 1998 vs. June 30, 1997
                              Three Months Ended  Six Months Ended
                                      (Millions of Dollars)

     Market-based transactions       $ 95              $181
     PJM                               18                35
     Cost-based contracts             (11)              (17)
     Reservation/capacity credits       9                23
     Oil & gas sales                   13                17
     Other                             (1)               (2)
                                     $123              $237

	Revenues from wholesale energy and trading activities increased by $123 million and $237 million for the three and six months ended June 30, 1998, respectively, when compared to the same periods in 1997. Revenues in both periods increased despite the phase-down of the capacity and energy agreement with JCP&L and the end of the capacity and energy agreement with Atlantic. This increase reflects PP&L's continued emphasis on competing in wholesale markets.

	In recent months, the national energy trading market has experienced high prices and increased volatility. PP&L is actively managing its portfolio to attempt to capture the opportunities and limit its exposure to these volatile prices. Reference is made to "Electricity Trading
Activities" for more information.

Energy-Related Businesses

	Energy-related businesses contributed $6 million and $2 million to the operating income of PP&L Resources for the three months ended June 30, 1998 and 1997, respectively. For the six-month periods ended June 30, 1998 and 1997, these businesses contributed a total of $11 million and $8 million to operating income, respectively. These results are primarily from PP&L Global's investments in world-wide energy projects. Energy-related businesses -- i.e., PP&L Global, PP&L Spectrum, H.T. Lyons and McClure -- are expected to provide an increasing share of PP&L Resources' future earnings.

Fuel Expense

	Fuel expense increased by $13 million and $15 million for the three and six months ended June 30, 1998, respectively, when compared to the same periods in 1997. This reflects increased generation at the coal and oil/gas-fired stations. These units were needed due to the extension of the Susquehanna Unit 1 refueling outage and the unplanned maintenance outage of Susquehanna Unit 2. Also, higher generation was necessary to meet the increased trading activities of the Energy Marketing Center.

Energy Purchases

	Energy purchases increased by $114 million and $212 million for the three and six months ended June 30, 1998, respectively, when compared to the same periods in 1997. This increase was primarily due to greater quantities of energy purchased from others to meet the increased trading activities of the Energy Marketing Center and to offset the planned and unplanned outages at the Susquehanna station.

Other Operating Expenses

	Other operating expenses increased by $22 million for both the three and six months ended June 30, 1998 when compared to the same periods in 1997. The increase reflects additional costs associated with computer information systems, and additional payroll, consultant services and other expenses to meet the requirements of retail competition. The increase also reflects higher overtime costs, a bonus paid to bargaining unit employees in ratifying the recent labor agreement, and additional provisions for uncollectible accounts. These increases were partially offset by credits recorded in connection with the competition pilot program. The PUC has authorized PP&L to seek future recovery of the revenue lost on the pilot program. PP&L has established a regulatory asset for the excess of the shopping credits provided to pilot customers over the market price of this generation. These credits totaled $4 million and $8 million for the three months and six months ended June 30, 1998, respectively, and were recorded as offsets to "Other Operating Expenses."

Power Plant Operations

	In an effort to reduce operating costs and position itself for the competitive marketplace, PP&L, in August 1998, announced the closing of its Holtwood coal-fired generating station, effective May 1, 1999. The adjacent hydroelectric plant will continue to operate. At the same time, PP&L announced that it would attempt to sell its Sunbury coal-fired generating station. As a result of these plant closings and other previously announced staffing reductions, PP&L expects the size of its workforce to decrease by approximately 250 over the next year.

                            Financial Condition

	Refer to Financial Notes 3, 4 and 6 for information concerning the PUC restructuring charge, PP&L's financial goals and strategies, the reduction of PP&L Resources' dividend and the Tender Offer for PP&L Resources' common stock.

Financing Activities

	The following financing activities have occurred to date in 1998:

	o	From January through July 1998, PP&L Resources issued $47 million of common stock through the DRIP.

	o	In March 1998, the 364-day revolving credit agreement for PP&L and
PP&L Capital Funding was increased from $150 million to $350 million. This increase, when added to the $300 million five-year revolving credit agreement of PP&L and PP&L Capital Funding, brings to $650 million the total amount of revolving credit available to PP&L and PP&L Capital Funding under these joint agreements. Additionally, in July 1998, PP&L Capital Funding entered into five separate $80 million, 364-day credit facilities with five banks. As of June 30, 1998, no borrowings were outstanding under any revolving credit agreements.

	o	In March 1998, PP&L Capital Funding sold $60 million of medium-
term notes having a five-year term.

	o	In March 1998, PP&L Capital Funding established a commercial paper program. At June 30, 1998, $270 million of commercial paper was outstanding.

	o	In April 1998, PP&L retired $150 million principal amount of First
Mortgage Bonds, 5-1/2% series that matured on that date.

	o	In May 1998 PP&L issued $200 million First Mortgage Bonds, 6-1/8%
Reset Put Securities Series due 2006. In connection with this issuance, PP&L assigned to a third party the option to call the bonds from the holders on May 1, 2001. These bonds will mature on May 1, 2006, but will be required to be surrendered by the existing holders on May 1, 2001 either through the exercise of the call option by the callholder or, if such option is not exercised, through the automatic exercise of a mandatory put by the trustee on behalf of the bondholders. If the call option is exercised, the bonds will be remarketed and the interest rate will be reset for the remainder of their term to the maturity date. If the call option is not exercised, the mandatory put will be exercised and PP&L will be required to repurchase the bonds at 100% of their principal amount on May 1, 2001.

	Refer to Financial Note 6 for additional information on credit arrangements, financing activities and the Tender Offer for PP&L Resources' common stock.

Financing and Liquidity

	The change in cash and cash equivalents for PP&L Resources for the six months ended June 30, 1998 increased $42 million from the comparable period in 1997. The reasons for this change were:

o	A $26 million decrease in cash provided by operating activities, partially due to a revenue loss associated with the energy credits mandated for competition pilot program customers, higher operating and maintenance expenses and payments for a buyout of a contract with a NUG.

o	A $378 million increase in cash used in investing activities, primarily due to an increase in the amount of investment in electric energy projects by PP&L Global. In addition, there were fewer sales and maturities of available-for-sale securities, as well as other financial investments in 1998 compared with 1997.

o	A $446 million increase in cash provided by financing activities, primarily due to PP&L Resources' purchase of PP&L preferred stock in 1997. In addition, the increase in short-term debt was $113 million greater for the six months ended June 30, 1998 than in the comparable period in 1997.

	PP&L's projected internally generated funds are expected to be sufficient to permit PP&L to retire about $275 million of its long-term debt during 1999-2002.

	Outside financing, in amounts not currently determinable, may be required over the next five years to finance investments in world-wide energy projects by PP&L Global.

Financial Indicators

	The ratio of PP&L Resources pre-tax income to interest charges was 3.5 and 3.8 for the six months ended June 30, 1998 and 1997, respectively, excluding extraordinary items. The annual per share dividend rate on common stock remained unchanged during the first six months of 1998 at $1.67 per share. Refer to Financial Note 6 for information regarding the reduction of PP&L Resources' dividend and the Tender Offer for PP&L
Resources' common stock. The ratio of the market price to book value of common stock was 199% at June 30, 1998, compared with 116% at June 30, 1997. Excluding extraordinary items, the ratio of market price to book value of common stock at June 30, 1998 was 133%.

Unregulated Investments

		PP&L Global continues to pursue opportunities to develop and acquire electric generation, transmission and distribution facilities in the United
States and abroad.

	As of June 30, 1998, PP&L Global had investments and commitments of approximately $638 million in distribution, transmission and generation facilities in the United Kingdom, Bolivia, Peru, Argentina, Spain, Portugal, Chile and El Salvador. PP&L Global's major investments to date are SWEB, Emel and DelSur.

	During the first six months of 1998, PP&L Global acquired an additional 561,000 shares of Emel at a cost of approximately $10 million, increasing its ownership interest to 28.9%. In February 1998, PP&L Global and Emel acquired a 75% interest in DelSur, an electric distribution company serving 193,000 customers in El Salvador, for approximately $180 million. Under the purchase agreement, PP&L Global directly acquired 37.5% of DelSur and Emel acquired the other 37.5%. DelSur is one of five electricity distribution companies in El Salvador that are being privatized by the government. During the second quarter of 1998, PP&L Global also acquired an additional 26% interest in SWEB for $170 million, increasing its equity interest to 51% and its voting interest to 49%.

Acquisitions

	In July 1998, the PUC approved the acquisition of Penn Fuel Gas by PP&L Resources. In addition, in August 1998, the SEC approved the acquisition under the PUHCA. As a result, this acquisition is currently expected to close by August 31, 1998.

	In July 1998, PP&L Resources acquired McClure, a heating, ventilating and air-conditioning firm, in a cash transaction for an amount that is not material.

Commitments and Contingent Liabilities

	There have been no material changes related to PP&L Resources' or PP&L's commitments and contingent liabilities since the companies filed their joint 1997 Form 10-K.

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

	Pennsylvania Activities

	Reference is made to "PUC Restructuring Proceeding" for a discussion of the disposition of PP&L's restructuring plan under the Customer Choice Act.

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

	Only those alternative suppliers licensed by the PUC and in compliance with the state tax obligations set forth in the Customer Choice Act may participate in the pilot programs. To date, approximately 60 suppliers have obtained such licenses to participate in the pilot programs.

	In June 1997, the PUC approved PP&L's application for a license to act as an electric generation supplier. This license permits PP&L to participate in the various retail access pilot programs of PP&L and of the other Pennsylvania utilities, and PP&L currently is offering electric supply to the participating customers of those utilities throughout the state. At this time, PP&L has determined not to pursue additional residential customers in the competitive marketplace based on economic considerations.

	Federal Activities

	Reference is made to Financial Note 4 for a discussion of PP&L's settlement with 15 small utilities.

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

	The PJM Supporting Companies and numerous other parties have filed requests for amendment and/or rehearing of virtually every portion of the FERC's PJM ISO order. PP&L also has filed its own request for amendment and/or rehearing. The FERC has not yet taken action on these filings. PP&L's primary issue with the FERC's order relates to a requirement that existing wholesale contracts for sales service and transmission service be modified to have the new PJM transmission tariff applied to service under these existing contracts and the requirement that PP&L modify these contracts to ensure that customers are not assessed multiple transmission charges. If PP&L were required to modify these existing contracts, PP&L could lose as much as $3-4 million in transmission revenues in 1998 -- but a lesser amount in the following years -- from several wholesale sales and transmission service contracts that were negotiated prior to the establishment of the PJM ISO. In an order issued in May 1998, the FERC allowed PP&L to request an increase in the revenue requirement applicable to transmission service over PP&L's transmission facilities to the extent that PP&L has otherwise unrecovered transmission costs as a result of the contract modifications. PP&L filed the proposed increase to its transmission revenue requirement in July 1998. Settlement discussions are currently underway with the FERC.

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

	In September 1997, PP&L filed a request with the FERC to lower the applicable PP&L revenue requirement currently set forth in the PJM open access transmission tariff. The new revenue requirement results from PP&L's use of the same test year and cost support data used in the PUC restructuring proceeding. PP&L requested that the new revenue requirement take effect on November 1, 1997. In February 1998, the FERC accepted the proposed rates, subject to refund, and set the amount of the decrease in the revenue requirement for hearing. Settlement discussions are currently underway with the FERC.

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

Year 2000 Computer Issue

	PP&L Resources and its subsidiaries utilize computer-based systems throughout their businesses. In the year 2000, these systems will face a potentially serious problem with recognizing calendar dates. Without corrective action, this problem could result in computer shutdown or erroneous calculations causing less than optimal operation of the generating stations; diminished ability to monitor, control and coordinate generation with the transmission and distribution systems; and impact the operation of various monitoring and metering equipment utilized throughout PP&L. A company-wide Year 2000 coordination committee was formed to raise the awareness of the Year 2000 issue, share information and review the progress. A seven-step approach was developed to achieve Year 2000 compliance by assessing and remediating the problem in application software, hardware, plant control systems and devices containing embedded microprocessors. The seven steps in the plan include awareness, inventory, assessment, remediation, testing, implementation, and contingency planning. Efforts are also underway with respect to compliance by critical suppliers and business partners.

	As of June 30, 1998, approximately 50% of the critical mainframe applications and approximately 60% of the non-critical mainframe applications that will remain in production have been determined as being Year 2000 compliant. It is anticipated that this project will be completed on a timely basis, with all mission-critical mainframe computer applications to be compliant by March 31, 1999 and all mainframe computer systems to be fully Year 2000 compliant by mid-1999.

	PP&L has contingency plans to address issues such as blackouts on the electrical grid, cold starts of generating facilities and disaster recovery procedures for the computing environment. PP&L recognizes that additional contingency plans are necessary and, as part of the seven-step remediation process, is currently working on identifying additional contingency plans that may be needed.

	In May 1998, the NRC issued a notification requirement under which nuclear utilities are required to inform the commission, in writing, that they are working to solve the Year 2000 computer problem. In addition, nuclear utilities have until July 1, 1999 to inform the NRC that their computers are Year 2000 compliant or to submit a status report summarizing the on-going work. PP&L filed its written response to the NRC in August 1998.

	In July 1998, the PUC ordered an investigation to be conducted by the Office of Administrative Law Judge "to accurately assess any and all steps taken and proposed to be taken to resolve the Year 2000 compliance issue by all jurisdictional fixed utilities and mission-critical service providers such as the PJM Interconnection." The PUC is requiring all jurisdictional utilities to file a written response to a list of questions concerning Year 2000 compliance; and that, if mission-critical systems cannot be made Year 2000 compliant on or before March 31, 1999, to file a detailed contingency plan. PP&L filed its written response to these questions in August 1998.

	Based upon present assessments, PP&L Resources estimates that it will incur approximately $15 million in Year 2000 remediation costs. These costs are being expensed as incurred.

                          PP&L RESOURCES, INC. AND
                         PP&L, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

	Reference is made to Notes to Financial Statements for information concerning PP&L's restructuring proceeding before the PUC under the Customer Choice Act.

	Reference is made to "Increasing Competition" in the Review of the Financial Condition and Results of Operation for information concerning proceedings before the FERC.

	In December 1995, PP&L filed a petition with the PUC for a declaratory order that it had acted properly in curtailing purchases from SER and other NUGs during minimum generation emergencies on the PJM system. The PUC has stayed a determination in this case pending a FERC decision regarding
PP&L's request to decertify SER as a "qualifying cogeneration facility"
(see discussion below).

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

	Accordingly, in July 1996 PP&L filed a motion with the FERC to revoke SER's status as a "qualifying cogeneration facility". PP&L's motion alleges that SER has engaged in a conscious and continuing scheme to mislead PP&L and the FERC and that SER has never complied with the FERC's requirements for a qualifying cogeneration facility under PURPA.

	In May 1998, the FERC granted PP&L's motion to revoke SER's status as a qualified cogeneration facility for the years 1990-1995. Accordingly, in May 1998 the Lehigh County Court of Common Pleas permitted PP&L to reduce the rate paid to SER to 5.0 cents/kWh from 6.6 cents/kWh. SER is seeking rehearing and a stay of the FERC order. The total amount in dispute for past payments to SER (i.e., from 1990-1998) at the higher rate, including interest, equals approximately $97 million.

	SER also intervened in PP&L's restructuring proceeding before the PUC under the Customer Choice Act (see Financial Note 3). In conjunction with the settlement of that proceeding, PP&L, in August 1998, executed an agreement with SER providing that, effective January 1, 1999, the PP&L/SER power purchase agreement will be amended to provide that SER will receive
6.6 cents/kWh for generation up to 79.5 mW, as long as SER operates a "qualifying facility" under FERC rules. Generation in excess of 79.5 mW will continue to be sold at rates in the existing power purchase agreement. Subject to regulatory requirements, SER will be permitted, but not required, to sell generation above 80.5 mW to third parties.

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

	The EPA has issued an order to PP&L and 12 other parites (mainly utilities) under Section 106 of Superfund requiring clean-up of PCBs at the Metal Bank Superfund site near Philadelphia. PP&L is complying with the order by joining the owner/operator of the site in performing the remedial design. A group of utilities has also offered to conduct the remedial design, but PP&L has not yet joined that group.

	PP&L challenged the DEP's right to collect air emission fees for hazardous air pollutants (HAPs) from PP&L's coal-fired units and air emission fees for emissions from PP&L's Phase I affected units from 1995 through 1999. (Phase I affected units are those units designated by the Clean Air Act, or which voluntarily opt into the requirement, to make certain reductions in SO2 and NOx emissions by 1995; all others must make these reductions by 2000.) The HAPs emissions fees are approximately $200,000 per year. The emission fees for Phase I affected units from 1995 through 1999 are estimated at $1.6 million. PP&L and the DEP have negotiated a settlement in principle of this litigation. PP&L expects the settlement to be finalized by year end.


Item 4.  Submission of Matters to a Vote of Security Holders

	At PP&L Resources' Annual Meeting of Shareowners held on April 24, 1998, the shareowners:

(1) Elected all three nominees for the office of director. The vote for all nominees was 125,932,145. The votes for individual nominees were as follows:

                                     Number of Votes
                                  For        Withhold Authority

     William F. Hecht         125,932,145        5,937,190
     Stuart Heydt             126,961,339        4,907,996
     Marilyn Ware Lewis       126,863,001        5,006,334

     The vote to withhold authority for all nominees was 4,796,496.

(2) Ratified the appointment of Price Waterhouse LLP as independent auditors for year ended December 31, 1998. The vote was 129,570,102 in favor and 1,062,482 against, with 1,236,751 abstaining.

	At PP&L's Annual Meeting of Shareowners held on April 24, 1998 the shareowners:

(1) Elected all three nominees for the office of director. The vote for all nominees was 161,618,532. The votes for individual nominees were as follows:

                                      Number of Votes
                                   For      Withhold Authority

     William F. Hecht          161,618,532        3,533
     Stuart Heydt              161,618,644        3,421
     Marilyn Ware Lewis        161,618,606        3,459

     The vote to withhold authority for all nominees was 3,421.


Item 6.  Exhibits and Reports on Form 8-K

	(a)  Exhibits

	     10 - Form of severance agreement entered into between PP&L
               Resources and officers.

	     27 - Financial Data Schedule

	(b)  Reports on Form 8-K

	     Report dated April 7, 1998

	     Item 5.  Other Events

            Information regarding the recommended decision of the Administrative Law Judge on PP&L's restructuring plan.

	     Report dated April 28, 1998

	     Item 5.  Other Events

            Information regarding the issuance of PP&L's First Mortgage Bonds, 6-1/8% Reset Put Securities Series Due 2006.

	     Report dated May 14, 1998

	     Item 5.  Other Events

            Information regarding the PUC's nonbinding motion approving a restructuring plan for PP&L.

	     Report dated June 15, 1998

	     Item 5.  Other Events

            Information regarding the PUC's June 15, 1998 order in PP&L's restructuring proceeding. Also, information regarding PP&L Global's acquisition of an additional ownership stake in SWEB.

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

CTC - Competitive transition charge

Customer Choice Act - (Pennsylvania Electricity Generation Customer Choice and Competition Act) - legislation enacted to restructure the state's electric utility industry to create retail access to a competitive market for generation of electricity

DelSur - Distributidora de Electricidad del Sur, an electric distribution company in El Salvador

DEP - Pennsylvania Department of Environmental Protection

District Court - United States District Court for the Eastern District of Pennsylvania

DRIP (Dividend Reinvestment Plan) - program available to shareowners of PP&L Resources' common stock and PP&L preferred stock to reinvest dividends in PP&L Resources' common stock instead of receiving dividend checks.

ECAR - East Central Area Reliability Council

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

H.T. Lyons - H.T. Lyons, Inc., a PP&L Resources unregulated subsidiary specializing in heating, ventilating and air-conditioning.

IBEW - International Brotherhood of Electrical Workers

ISO - Independent System Operator

ITC - Investment tax credits

JCP&L - Jersey Central Power & Light Company

McClure - McClure Company, a PP&L Resources unregulated subsidiary specializing in heating, ventilating and air-conditioning.

NOx - Nitrogen oxide

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

PECO - PECO Energy Company

Penn Fuel Gas - Penn Fuel Gas, Inc., a PP&L Resources regulated subsidiary, specializing in natural gas distribution, transmission and storage services, and the sale of propane.

PJM (PJM Interconnection, L.L.C.) - operates the electric transmission network and electric energy market in the mid-Atlantic region of U.S.

PP&L - PP&L, Inc.

PP&L Capital Funding - PP&L Capital Funding, Inc., PP&L Resources' financing subsidiary

PP&L Global - PP&L Global, Inc., a PP&L Resources unregulated subsidiary which invests in and develops world-wide power projects.

PP&L Resources - PP&L Resources, Inc., the parent holding company of PP&L, PP&L Global, PP&L Spectrum and other subsidiaries

PP&L Spectrum - PP&L Spectrum, Inc., a PP&L Resources unregulated subsidiary which offers energy-related products and services.

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

Year 2000 - A set of date-related problems that may be experienced by a software system or application.

                                 SIGNATURE

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiary.


                                    PP&L Resources, Inc.
                                        (Registrant)

                                    PP&L, Inc.
                                        (Registrant)





Date:  August 14, 1998                /s/ John R. Biggar
                                          John R. Biggar
                                Senior Vice President - Financial
                                  (PP&L Resources, Inc. and PP&L, Inc.)



                                     /s/ Joseph J. McCabe
                                         Joseph J. McCabe
                                Vice President & Controller
                                  (PP&L Resources, Inc. and PP&L, Inc.)