Form 10-Q
period 1999-03-31
PP&L INC
filed 1999-05-13
CIK 317187

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                   Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended  March 31, 1999
                                    ----------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________________ to _______________


Commission File      Registrant; State of Incorporation;      IRS Employer
     Number          Address; and Telephone No.               Identification No.
     ------          --------------------------               ------------------


     1-11459         PP&L RESOURCES, INC.                        23-2758192
                     (Pennsylvania)
                     Two North Ninth Street
                     Allentown, PA  18101
                     (610) 774-5151

      1-905          PP&L, INC.                                  23-0959590
                     (Pennsylvania)
                     Two North Ninth Street
                     Allentown, PA  18101
                     (610) 774-5151


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

PP&L Resources, Inc.  Yes     X           No___________
                         -----------


PP&L, Inc.            Yes     X           No___________
                         -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

PP&L Resources, Inc.                      Common stock, $.01 par value,
                                          157,694,305 shares outstanding at
                                          April 30, 1999, excluding 16,995,957
                                          shares held as treasury stock
PP&L, Inc.                                Common stock, no par value,
                                          157,300,382 shares outstanding and
                                          all held by PP&L Resources, Inc. at
                                          April 30, 1999

                             PP&L RESOURCES, INC.
                                      AND
                                  PP&L, INC.
                                  ----------




                                   FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 1999


                      INDEX
                      -----


PART I.  FINANCIAL INFORMATION                                    Page

 Item 1. Financial Statements

      PP&L RESOURCES, INC.

        Consolidated Statement of Income                            2

        Consolidated Statement of Cash Flows                        3

        Consolidated Balance Sheet                                  4

      PP&L, INC.

        Consolidated Statement of Income                            6

        Consolidated Statement of Cash Flows                        7

        Consolidated Balance Sheet                                  8

      Notes to Consolidated Financial Statements
        PP&L Resources, Inc. and PP&L, Inc.                        10


 Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations
        PP&L Resources, Inc. and PP&L, Inc.                        21

 Item 3. Quantitative and Qualitative Disclosures
      About Market Risk                                            36

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                     37

     Item 6. Exhibits and Reports on Form 8-K                      37

GLOSSARY OF TERMS AND ABBREVIATIONS                                38

SIGNATURES                                                         40

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES                  41

PP&L RESOURCES, INC. AND SUBSIDIARIES
--------------------------------------
Part 1. FINANCIAL INFORMATION
-----------------------------
Item 1. FINANCIAL STATEMENTS
----------------------------

     In the opinion of PP&L Resources, the unaudited financial statements included herein reflect all adjustments necessary to present fairly the Consolidated Balance Sheet as of March 31, 1999 and December 31, 1998, and the Consolidated Statement of Income and Consolidated Statement of Cash Flows for the periods ended March 31, 1999 and 1998. PP&L Resources is the parent holding company of PP&L, PP&L Global, PP&L Spectrum, PP&L Capital Funding, Penn Fuel Gas, McClure, McCarl's and H.T. Lyons. The financial condition and results of operations of PP&L and PP&L Global are currently the principal factors affecting PP&L Resources' financial condition and results of operations.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(Millions of Dollars, except per share data)

                                                                                                         Three Months
                                                                                                        Ended March 31,
                                                                                              -----------------------------------
                                                                                                    1999              1998
                                                                                              --------------     --------------
OPERATING REVENUES
  Electric operations.................................................................        $          667     $          616
  Gas and propane operations..........................................................                    45
  Wholesale energy and trading activities.............................................                   297                245
  Energy related businesses...........................................................                    58                 19
                                                                                              --------------     --------------
  Total Operating Revenues............................................................                 1,067                880
                                                                                              --------------     --------------
OPERATING EXPENSES
  Operation
    Cost of electric fuel.............................................................                   123                115
    Cost of natural gas and propane...................................................                    23
    Energy purchases..................................................................                   255                214
    Other operating...................................................................                   166                112
    Amortization of recoverable transition costs......................................                    45
  Maintenance.........................................................................                    39                 38
  Depreciation and amortization.......................................................                    60                 97
  Taxes, other than income............................................................                    53                 54
  Energy related businesses...........................................................                    41                 14
                                                                                              --------------     --------------
  Total Operating Expenses............................................................                   805                644
                                                                                              --------------     --------------
OPERATING INCOME......................................................................                   262                236
                                                                                              --------------     --------------
Other Income..........................................................................                                        7
                                                                                              --------------     --------------
INCOME BEFORE INTEREST AND INCOME TAXES...............................................                   262                243

Interest Expense......................................................................                    62                 52

Income Taxes..........................................................................                    74                 84
                                                                                              --------------     --------------
INCOME BEFORE DIVIDENDS ON PREFERRED STOCK............................................                   126                107

Preferred Stock Dividend Requirements.................................................                     6                  6
                                                                                              --------------     --------------
NET INCOME............................................................................        $          120     $          101
                                                                                              ==============     ==============
Earnings Per Share of Common Stock
  Basic and Diluted (a)...............................................................        $         0.76     $         0.60

Dividends Declared Per Share of Common Stock..........................................        $       0.2500     $       0.4175

(a) Based on average number of shares outstanding (thousands)                                        157,621            166,734

     The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

PP&L RESOURCES, INC. AND SUBSIDIARIES
-------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(Millions of Dollars)

                                                                             Three Months
                                                                            Ended March 31,
                                                                         1999             1998
                                                                     ----------       ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES.........................       $122             $174

CASH FLOWS FROM INVESTING ACTIVITIES
 Property, plant and equipment expenditures.......................        (66)             (79)
 Proceeds from sale of nuclear fuel to trust......................         11                1
 Purchases of available-for-sale securities.......................                          (4)
 Sales and maturities of available-for-sale securities............                           4
 Investment in unconsolidated affiliates..........................                         (98)
 Other investing activities - net.................................        (15)              (7)
                                                                     ----------       ----------
   Net cash used in investing activities..........................        (70)            (183)
                                                                     ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of long-term debt.......................................                          60
 Issuance of common stock.........................................          8               16
 Retirement or reacquisition of long-term debt....................        (25)
 Payments on capital lease obligations............................        (14)             (17)
 Common and preferred dividends paid..............................        (46)             (76)
 Net increase(decrease)in short-term debt.........................        (30)             124
                                                                     ----------       ----------
   Net cash provided by (used in) financing activities............       (107)             107
                                                                     ----------       ----------

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS...............        (55)              98
Cash and Cash Equivalents at Beginning of Period..................        195               50
                                                                     ----------       ----------
Cash and Cash Equivalents at End of Period........................       $140             $148
                                                                     ----------       ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest (net of amount capitalized)............................       $ 52             $ 50
  Income taxes....................................................       $  9             $ 16

        The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

PP&L RESOURCES, INC. AND SUBSIDIARIES
-------------------------------------
CONSOLIDATED BALANCE SHEET
(Millions of Dollars)

                                                                    March 31,          December 31,
                                                                      1999                 1998
                                                                   (Unaudited)          (Audited)
                                                                   -----------          ---------
                                           ASSETS
PROPERTY, PLANT AND EQUIPMENT
   Electric utility plant in service - net
     Transmission and distribution.............................         $2,179            $2,179
     Generation................................................          1,616             1,601
     General and intangible....................................            219               223
                                                                   -----------          ---------
                                                                         4,014             4,003

   Construction work in progress - at cost.....................            106               117
   Nuclear fuel owned and leased - net ........................            154               162
                                                                   -----------          ---------
     Electric utility plant - net..............................          4,274             4,282
   Gas and oil utility plant - net.............................            175               175
   Other property - net........................................             27                23
                                                                   -----------          ---------
                                                                         4,476             4,480
                                                                   -----------          ---------

INVESTMENTS
   Investment in unconsolidated affiliates - at equity.........            696               688
   Nuclear plant decommissioning trust fund....................            215               206
   Other.......................................................             13                12
                                                                   -----------          ---------
                                                                           924               906
                                                                   -----------          ---------

CURRENT ASSETS
   Cash and cash equivalents...................................            140               195
   Accounts receivable (less reserve:  1999, $18; 1998, $14)
       Utility customers ......................................            225               173
       Other...................................................            116               125
   Unbilled revenues
       Utility customers.......................................            123               106
       Other...................................................             73                64
   Fuel, materials and supplies - at average cost..............            200               207
   Prepayments ................................................             93                15
   Unrealized mark-to-market energy trading gains..............             53                 2
   Other.......................................................             61                61
                                                                   -----------          ---------
                                                                         1,084               948
                                                                   -----------          ---------

REGULATORY ASSETS AND OTHER NONCURRENT ASSETS
   Recoverable transition costs................................          2,774             2,819
   Other.......................................................            471               454
                                                                   -----------          ---------
                                                                         3,245             3,273
                                                                   -----------          ---------
                                                                        $9,729            $9,607
                                                                   ===========          =========

      The accompanying Notes to Consolidated Financial Statements are an
                  integral part of the financial statements.

PP&L RESOURCES, INC. AND SUBSIDIARIES
-------------------------------------
CONSOLIDATED BALANCE SHEET
(Millions of Dollars)

                                                                           March 31,          December 31,
                                                                             1999                 1998
                                                                          (Unaudited)           (Audited)
                                                                         ------------         ------------
                                           LIABILITIES
CAPITALIZATION
  Common equity
    Common stock......................................................   $        2           $        2
    Capital in excess of par value....................................        1,874                1,866
    Treasury stock....................................................         (419)                (419)
    Earnings reinvested...............................................          453                  372
    Capital stock expense and other...................................          (38)                 (31)
                                                                         ------------         ------------
                                                                              1,872                1,790
                                                                         ------------         ------------
  Preferred stock
    With sinking fund requirements....................................           47                   47
    Without sinking fund requirements.................................           50                   50
  Company-obligated mandatorily redeemable preferred
    securities of subsidiary trusts holding solely
    company debentures................................................          250                  250
  Long-term debt......................................................        2,962                2,983
                                                                         ------------         ------------
                                                                              5,181                5,120
                                                                         ------------         ------------

CURRENT LIABILITIES
  Short-term debt.....................................................          606                  636
  Long-term debt due within one year..................................            1                    1
  Capital lease obligations due within one year.......................           61                   59
  Above market NUG purchases due within one year......................          103                  105
  Accounts payable....................................................          258                  197
  Taxes and interest accrued..........................................          118                   95
  Dividends payable...................................................           46                   46
  Unrealized mark-to-market energy trading losses.....................           43                    9
  Other...............................................................          128                  128
                                                                         ------------         ------------
                                                                              1,364                1,276
                                                                         ------------         ------------
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES
  Deferred income taxes and investment tax credits....................        1,572                1,574
  Above market NUG purchases..........................................          750                  775
  Capital lease obligations...........................................          104                  109
  Other...............................................................          758                  753
                                                                         ------------         ------------
                                                                              3,184                3,211
                                                                         ------------         ------------

COMMITMENTS AND CONTINGENT LIABILITIES................................
                                                                         ------------         ------------
                                                                         $    9,729           $    9,607
                                                                         ============         ============

    The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

PP&L, INC. AND SUBSIDIARIES
---------------------------

     In the opinion of PP&L, the unaudited financial statements included herein reflect all adjustments necessary to present fairly the Consolidated Balance Sheet as of March 31, 1999 and December 31, 1998, and the Consolidated Statement of Income and Consolidated Statement of Cash Flows for the periods ended March 31, 1999 and 1998. All nonutility operating transactions are included in "Other Income" in PP&L's Consolidated Statement of Income.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(Millions of Dollars)

                                                                        Three Months
                                                                       Ended March 31,
                                                                 --------------------------
                                                                     1999          1998
                                                                 -----------    -----------
OPERATING REVENUES
  Electric operations.....................................             $667           $616
  Wholesale energy and trading activities.................              297            245
  Energy related businesses ..............................                4
                                                                 -----------    -----------
  Total Operating Revenues................................              968            861
                                                                 -----------    -----------

OPERATING EXPENSES
  Operation
    Cost of electric fuel.................................              123            115
    Energy purchases......................................              255            214
    Other operating.......................................              158            112
    Amortization of recoverable transition costs..........               45
  Maintenance.............................................               38             38
  Depreciation and amortization ..........................               58             97
  Taxes, other than income................................               50             54
  Energy related businesses ..............................                4
                                                                 -----------    -----------
  Total Operating Expenses................................              731            630
                                                                 -----------    -----------

OPERATING INCOME..........................................              237            231
                                                                 -----------    -----------

Other Income..............................................                7             12
                                                                 -----------    -----------

INCOME BEFORE INTEREST AND INCOME TAXES...................              244            243

Interest Expense..........................................               48             49

Income Taxes .............................................               76             85
                                                                 -----------    -----------

NET INCOME BEFORE DIVIDENDS ON PREFERRED STOCK............              120            109

Dividends on Preferred Stock..............................               12             12
                                                                 -----------    -----------

EARNINGS AVAILABLE TO PP&L RESOURCES, INC.................             $108           $ 97
                                                                 ===========    ===========

  The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

PP&L, INC. AND SUBSIDIARIES
---------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(Millions of Dollars)

                                                                   Three Months
                                                                  Ended March 31,
                                                             ------------------------
                                                              1999             1998
                                                             -------          -------
NET CASH PROVIDED BY OPERATING ACTIVITIES...............       $147             $186

CASH FLOWS FROM INVESTING ACTIVITIES
  Property, plant and equipment expenditures............        (63)             (79)
  Proceeds from sales of nuclear fuel to trust..........         11                1
  Purchases of available-for-sale securities ...........                          (4)
  Sales and maturities of available-for-sale securities                            4
  Other investing activities - net......................          4                4
                                                             -------          -------
        Net cash used in investing activities...........        (48)             (74)
                                                             -------          -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on capital lease obligations.................        (14)             (17)
  Common and preferred dividends paid...................        (89)             (81)
  Net increase in short-term debt.......................         10               94
                                                             -------          -------
        Net cash used in financing activities...........        (93)              (4)
                                                             -------          -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                         6              108
Cash and Cash Equivalents at Beginning of Period........         31               15
                                                             -------          -------
Cash and Cash Equivalents at End of Period..............       $ 37             $123
                                                             =======          =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest (net of amount capitalized)................       $ 46             $ 48
    Income taxes........................................       $ 12             $ 16

        The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

PP&L, INC. AND SUBSIDIARIES
---------------------------
CONSOLIDATED BALANCE SHEET
(Millions of Dollars)

                                                                                                   March 31,        December 31,
                                                                                                    1999               1998
                                                                                                 (Unaudited)         (Audited)
                                                                                                 -----------        ------------
                                          ASSETS
PROPERTY, PLANT AND EQUIPMENT
  Electric utility plant in service
    Transmission and distribution...................................................                  $2,179              $2,179
    Generation......................................................................                   1,616               1,601
    General and intangible..........................................................                     219                 223
                                                                                                 -----------        ------------
                                                                                                       4,014               4,003


  Construction work in progress - at cost...........................................                     106                 117
  Nuclear fuel owned and leased - net...............................................                     154                 162
                                                                                                 -----------        ------------
    Electric utility plant - net....................................................                   4,274               4,282
  Gas and oil utility plant - net...................................................                      27                  28
  Other property - net..............................................................                      21                  21
                                                                                                 -----------        ------------
                                                                                                       4,322               4,331
                                                                                                 -----------        ------------

INVESTMENTS
  Loan to parent....................................................................                     429                 429
  Nuclear plant decommissioning trust fund..........................................                     215                 206
  Investment in unconsolidated affiliate at equity..................................                      17                  17
  Other.............................................................................                      13                  13
                                                                                                 -----------        ------------
                                                                                                         674                 665
                                                                                                 -----------        ------------
CURRENT ASSETS
  Cash and cash equivalents.........................................................                      37                  31
  Accounts receivable (less reserve:  1999, $17; 1998, $14)
    Utility customers...............................................................                     207                 163
    Other...........................................................................                      63                  67
  Unbilled revenues
    Utility customers...............................................................                     121                 104
    Other...........................................................................                      69                  59
  Fuel, material and supplies - at average cost.....................................                     194                 196
  Prepayments.......................................................................                      91                  14
  Unrealized mark-to-market energy trading gains....................................                      53                   2
  Other.............................................................................                      55                  58
                                                                                                 -----------        ------------
                                                                                                         890                 694
                                                                                                 -----------        ------------

REGULATORY ASSETS AND OTHER NONCURRENT ASSETS
  Recoverable transition costs......................................................                   2,774               2,819
  Other.............................................................................                     337                 329
                                                                                                 -----------        ------------
                                                                                                       3,111               3,148
                                                                                                 -----------        ------------
                                                                                                      $8,997              $8,838
                                                                                                 ===========        ============

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

PP&L, INC. AND SUBSIDIARIES
---------------------------
CONSOLIDATED BALANCE SHEET
(Millions of Dollars)

                                                                                             March 31,          December 31,
                                                                                               1999                 1998
                                                                                            (Unaudited)           (Audited)
                                                                                            -----------         ------------
                                    LIABILITIES
CAPITALIZATION
  Common equity
    Common stock.......................................................................          $1,476              $1,476
    Additional paid-in capital.........................................................              70                  70
    Earnings reinvested................................................................             241                 210
    Capital stock expense and other....................................................             (26)                (26)
                                                                                            -----------         -----------
                                                                                                  1,761               1,730
                                                                                            -----------         -----------
  Preferred stock
    With sinking fund requirements.....................................................             295                 295
    Without sinking fund requirements..................................................             171                 171
  Company-obligated mandatorily redeemable preferred
    securities of subsidiary trusts holding solely
    company debentures.................................................................             250                 250
  Long-term debt.......................................................................           2,569               2,569
                                                                                            -----------         -----------
                                                                                                  5,046               5,015
                                                                                            -----------         -----------

CURRENT LIABILITIES
  Short-term debt......................................................................              91                  80
  Long-term debt due within one year
  Capital lease obligations due within one year........................................              61                  59
  Above market NUG purchases due within one year.......................................             103                 105
  Accounts payable.....................................................................             278                 189
  Taxes and interest accrued...........................................................             116                  86
  Dividends payable....................................................................              12                  12
  Unrealized mark-to-market energy trading losses......................................              43                   9
  Other................................................................................             102                 114
                                                                                            -----------         -----------
                                                                                                    806                 654
                                                                                            -----------         -----------

DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES
  Deferred income taxes and investment tax credits.....................................           1,558               1,561
  Above market NUG purchases...........................................................             750                 775
  Capital lease obligations............................................................             104                 109
  Other................................................................................             733                 724
                                                                                            -----------         -----------
                                                                                                  3,145               3,169
                                                                                            -----------         -----------

COMMITMENTS AND CONTINGENT LIABILITIES.................................................
                                                                                            -----------         -----------
                                                                                                 $8,997              $8,838
                                                                                            ===========         ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

                      PP&L RESOURCES, INC. AND PP&L, INC.
                  Notes to Consolidated Financial Statements
                  ------------------------------------------


     Terms and abbreviations appearing in Notes to Consolidated Financial Statements are explained in the glossary.

1.  Interim Financial Statements

     Certain information in footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, has been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC. These financial statements should be read in conjunction with the financial statements and notes included in PP&L Resources' and PP&L's Annual Reports to the SEC on Form 10-K for the year ended December 31, 1998.

     Certain amounts in the March 31, 1998 and December 31, 1998 financial statements have been reclassified to conform to the presentation in the March 31, 1999 financial statements.

2.  Summary of Significant Accounting Policies

     Reference is made to the "Summary of Significant Accounting Policies" in PP&L Resources' and PP&L's Form 10-K for the year ended December 31, 1998. Following are updates to the accounting policies described therein.

Amortization of Recoverable Transition Costs

     Pursuant to the PUC Final Order, PP&L began amortizing the recoverable transition (or stranded) costs over an eleven-year transition period beginning on January 1, 1999. This amortization is shown as a component of Operation Expense on the Consolidated Statement of Income of PP&L Resources and PP&L. Reference is made to Note 3 to the Financial Statements in PP&L Resources' and PP&L's Form 10-K for the year ended December 31, 1998 for the "Annual Stranded Cost Amortization and Return Schedule." This schedule is subject to revision for actual CTC collections.

Amortization of Liability for Above Market NUG Purchases

     As of June 30, 1998, PP&L recorded an $854 million estimated liability for above-market purchases under existing NUG contracts. This liability was recorded as part of the PUC restructuring adjustments. For more information, refer to Note 4 to the Financial Statements in PP&L Resources' and PP&L's Form 10-K for the year ended December 31, 1998. Effective January 1, 1999, PP&L began amortizing this liability as an offset to "Energy Purchases" on the Consolidated Statement of Income. The amortization is based on the estimated timing of the purchases from the NUGs, and projected market prices for this generation. This amortization will continue through 2014, when the existing NUG contracts expire. This liability, and the corresponding amortization, are subject to future revision if the underlying estimates change.

Accounting For Price Risk Management

     PP&L Resources has entered into forward starting swaps to hedge the interest rate risk associated with anticipated debt financing later in 1999. These interest rate swaps are accounted for under the accrual method. Accordingly, the gains or losses on these swaps will be recognized over the life of the debt.

3.  Securitization

     As part of its approval of the settlement of PP&L's restructuring proceeding in August 1998, the PUC issued a Qualified Rate Order permitting PP&L to issue transition bonds to securitize up to $2.85 billion of its stranded costs. PP&L is planning to pursue such securitization later in 1999. In March 1999, a registration statement for the issuance of transition bonds was filed with the SEC, and in April 1999, PP&L requested the PUC to issue a supplemental Qualified Rate Order to approve various procedures related to securitization. The proceeds of securitization are expected to be used by PP&L to retire outstanding debt and to repurchase equity from PP&L Resources. PP&L Resources currently plans to use this cash from securitization to repurchase its own stock in the open market, retire its own debt and possibly invest in new projects.

4.   PUC Restructuring Decision

     In August 1998, the PUC entered its Final Order approving the settlement of PP&L's restructuring proceeding under Pennsylvania's Customer Choice Act. Among other things, that Order:

     o permitted PP&L to recover $2.97 billion (on a net present value basis) in stranded costs over 11 years - i.e., from January 1, 1999 through December 31, 2009. PP&L's stranded costs are those which would have been recoverable under traditional rate regulation, but may not be recoverable in the competitive marketplace. PP&L is permitted a return of 10.86% on the unamortized balance of these stranded costs.

     o authorized PP&L to issue transition bonds to securitize up to $2.85 billion of its stranded costs.

     o required PP&L to reduce rates to all retail customers by four percent effective January 1, 1999, through December 31, 1999.

     o required PP&L to unbundle its retail electric rates beginning on January 1, 1999, to reflect separate prices for the transmission and distribution charges, the CTC (and if applicable, the ITC), and the generation charge. The CTC is a charge to be paid by all customers who receive delivery service from PP&L, to recover PP&L's stranded costs. The ITC, which would offset the CTC on customer bills, is a charge paid by delivery customers to reflect the securitization of stranded costs.

     o required PP&L to transfer its retail marketing function to a new subsidiary, PP&L EnergyPlus. PP&L EnergyPlus has a PUC license to act as a Pennsylvania EGS. This license permits PP&L EnergyPlus to offer retail electric supply to participating customers in PP&L's service territory and in the service territories of other Pennsylvania utilities. In 1999, PP&L EnergyPlus is offering such supply to industrial and commercial customers throughout the state. At this time, PP&L EnergyPlus has determined not to pursue residential customers in the competitive marketplace based on economic considerations.

     o permits, but does not require, PP&L to transfer ownership and operation of its generating facilities to a separate corporate entity at book value.

5.   Segment and Related Information

     PP&L Resources' principal business segment is PP&L, which provides electricity delivery service in eastern and central Pennsylvania, sells retail electricity throughout Pennsylvania, and markets wholesale electricity in 28 states and Canada. PP&L Resources' other reported business segment, PP&L Global, invests in and develops worldwide power projects with the majority of its investments located in the U.K., Chile, and El Salvador. PP&L Global's revenue represents equity earnings in investments. Other operating revenues represent gas distribution, mechanical contracting and engineering, and unregulated energy services. Financial data for PP&L Resources' business segments are as follows (millions of dollars):

THREE MONTHS ENDED MARCH 31, 1999
---------------------------------
                                                        OTHER
                                             PP&L     AND ELIMIN-    PP&L
                                   PP&L     GLOBAL     ATIONS      RESOURCES
                                   ----  ------------ -----------  -----------
Income statement data:
  Operating revenues               $968       $21         $78        $1,067
  Interest expense                   48         8           6            62
  Depreciation and amortization      58                     2            60
  Income taxes                       76                    (2)           74
  Net income                        108         9           3           120
CASH FLOW DATA:
  Property, plant and equipment
    expenditures                     63                     3            66
  Investments in unconsolidated
    affiliates


THREE MONTHS ENDED MARCH 31, 1998
---------------------------------
                                                     OTHER
                                            PP&L   AND ELIMIN-   PP&L
                                    PP&L   GLOBAL    ATIONS    RESOURCES
                                   ------  ------  ----------  ---------
Income statement data:
  Operating revenues               $  861    $  8    $ 11      $  880
  Interest expense                     49       3                  52
  Depreciation and amortization        97                          97
  Income taxes                         85       1      (2)         84
  Net income                           97       2       2         101
CASH FLOW DATA:
  Property, plant and equipment
    expenditures                       79                          79
  Investments in unconsolidated
    affiliates                                 98                  98

                                                     OTHER
                                           PP&L    AND ELIMIN-    PP&L
                                   PP&L    GLOBAL    ATIONS     RESOURCES
                                   ------  ------  -----------  ---------
MARCH 31, 1999
--------------
Balance sheet data:
  Cumulative net investment in
    unconsolidated affiliates        $ 17    $679                $  696
  Total assets                      8,997     778      $(46)      9,729

DECEMBER 31, 1998
-----------------
Balance sheet data:
  Cumulative net investment in
    unconsolidated affiliates        $ 17    $671                $  688
  Total assets                      8,838     757      $ 12       9,607

6.  Sales to Other Electric Utilities

     Under an existing power purchase contract, PP&L will provide JCP&L with 189,000 kilowatts of capacity and related energy from all of its generating units during 1999. The agreement with JCP&L will terminate on December 31, 1999. PP&L expects to be able to resell the returning capacity and energy through its Energy Marketing Center.

     Under a separate agreement, PP&L is providing additional capacity and energy to JCP&L. This capacity and energy sale increased from 150,000 kilowatts to 200,000 kilowatts in June 1998, and will increase to 300,000 kilowatts in June 1999 through the end of the agreement in May 2004. Prices for this capacity and energy are market-based.

     In February 1999, PP&L and UGI executed new interconnection and power supply agreements, which will be submitted for review and acceptance by the FERC. Under the new power supply agreement beginning in 1999, UGI will purchase capacity from PP&L equal to UGI's PJM capacity obligation less the capacity reserve value of UGI's owned generation and an existing power purchase agreement. In 2000, UGI will purchase a firm block of energy in addition to the capacity. The power supply agreement ends in February 2001. The new interconnection agreement reflects UGI's independent, full membership in the PJM Interconnection.

7.  Financial Instruments

     During March 1999, PP&L Resources entered into forward starting interest rate swaps with various counterparties to hedge these interest rate risk associated with anticipated debt issuances. These interest rate swap agreements involve the exchange of floating rate interest rate payments for fixed rate interest payments over the life of the agreements. PP&L Resources agreed to pay fixed rates between 5.815% and 5.8725% on notional amounts of $180 million with maturity dates of July 30, 2004 and 2005. PP&L Resources also agreed to pay fixed rates between 6.04% and 6.08% on notional amounts of $120 million with a maturity date of September 15, 2009. PP&L Resources will receive a variable interest payment based on the 6-month LIBOR rate through the maturity dates of the agreements. The estimated fair value of the forward interest rate swaps, which represents the estimated amount PP&L Resources would receive if it terminated these agreements on March 31, 1999, was $700,000.

     Subsequent to March 31, 1999, PP&L Resources entered into additional forward starting interest rate swap agreements. PP&L Resources agreed to pay fixed rates between 5.665% and 5.815% on notional amounts of $520 million with maturity dates of August 2, 2004, and September 15, 2004. PP&L Resources also agreed to pay fixed rates between 5.92% and 6.00% on notional amounts of $140 million with a maturity date of September 15, 2009. PP&L Resources will receive a variable interest payment based on 3 or 6-month LIBOR rates through the maturity dates of these agreements.

8.  Credit Arrangements and Financing Activities

     PP&L issues commercial paper and, from time to time, borrows from banks to provide short-term funds for PP&L's general corporate purposes. Bank borrowings generally bear interest at rates negotiated at the time of the borrowing. At March 31, 1999, PP&L had $91 million of commercial paper outstanding.

     PP&L Capital Funding, whose purpose is to provide debt funding for PP&L Resources and its subsidiaries other than PP&L, also issues commercial paper. As with all PP&L Capital Funding debt, this commercial paper is guaranteed by PP&L Resources. As of March 31, 1999, PP&L Capital Funding had $515 million of commercial paper outstanding. Proceeds from the commercial paper program were primarily used to fund PP&L Resources' 1998 common stock tender offer and to provide interim financing for PP&L Global's investment activities.

     In order to enhance liquidity, PP&L and PP&L Capital Funding share a joint credit facility with a group of banks. This joint credit facility is comprised of a 364-day revolving credit agreement and a five-year revolving credit agreement. PP&L Capital Funding also maintains five separate $80 million, 364-day credit facilities with five banks. PP&L Resources guarantees all obligations of PP&L Capital Funding under these credit facilities. As of March 31, 1999, no borrowings were outstanding under any revolving credit agreements.

     PP&L Capital Funding registered $400 million of debt securities with the SEC in early January 1999. It is expected that these debt securities will be issued from time to time as medium-term notes to provide long-term debt financing for PP&L Resources and its subsidiaries other than PP&L.

     Under the PUC restructuring order of August 27, 1998, PP&L is permitted to issue transition bonds to securitize up to $2.85 billion of its stranded costs. PP&L is planning to pursue such securitization later in 1999. The proceeds are expected to be used by PP&L to retire outstanding debt and to repurchase equity from PP&L Resources. PP&L Resources currently plans to use this cash from securitization to repurchase its own stock in the open market, to retire its own debt and possibly to invest in new projects.

     Effective March 1, 1999, the DRIP was changed from a new issue to an open market purchase program. In January and February 1999, PP&L Resources issued $8 million of new common stock through the DRIP.

     In September 1998, PP&L Resources obtained authorization from the Board of Directors to purchase up to three million shares of its common stock on the open market. In connection with this program, PP&L Resources has entered into a forward purchase agreement with a third party. The agreement will be settled from time to time at PP&L Resources' election, on either a physical, net share or net cash basis. The amount at which this agreement can be settled is dependent primarily upon the market price of PP&L Resources' common stock at the settlement date as compared to the average forward purchase price per share and the number of shares to be settled. If the forward purchase agreement had been settled on a net share basis on March 31, 1999, PP&L Resources would have had to issue approximately 80,000 shares of its common stock. The issuance of these shares would not have impacted the earnings per share calculation for PP&L Resources. The third party has completed this three million share purchase. PP&L Resources and the third party will settle this forward purchase agreement by no later than September 1, 1999.

     In April 1999, PP&L Resources' Board of Directors authorized the purchase of an additional four million shares of common stock on the open market from time to time.

9.  Commitments and Contingent Liabilities

     There have been no material changes related to PP&L Resources' or PP&L's commitments and contingent liabilities since the companies filed their joint 1998 Form 10-K, except for loan guarantees described below.

     For discussion pertaining to PP&L Resources' and PP&L's credit arrangements and financing activities, see Note 8.

Nuclear Insurance

     PP&L is a member of certain insurance programs which provide coverage for property damage to members' nuclear generating stations. Facilities at the Susquehanna station are insured against property damage losses up to $2.75 billion under these programs. PP&L is also a member of an insurance program which provides insurance coverage for the cost of replacement power during prolonged outages of nuclear units caused by certain specified conditions. Under the property and replacement power insurance programs, PP&L could be assessed retroactive premiums in the event of the insurers' adverse loss experience. At March 31, 1999, the maximum amount PP&L could be assessed under these programs was about $25 million.

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

     Under the Clean Air Act, the EPA has been studying the health effects of hazardous air emissions from power plants and other sources, in order to determine whether those emissions should be regulated. The EPA released a technical report of its findings to date and concluded that mercury is the power plant air toxic of greatest concern, but that more evaluation is needed before it can determine whether regulation of air toxics from fossil fuel plants is necessary. The EPA is now seeking mercury and chlorine sampling and other data from electric generating units including PP&L's. In addition, the EPA has announced a new enforcement initiative against older coal-fired plants. Several of PP&L's coal-fired plants could fall into this category. These EPA initiatives could result in compliance costs for PP&L in amounts which are not now determinable but which could be material.

     Expenditures to meet the 2000 acid rain and 1999 NOx reduction requirements are included in the table of projected construction expenditures in the section entitled "Financial Condition - Capital Expenditure Requirements" in the Review of the Financial Condition and Results of Operations in the 1998 Form 10-K.
PP&L currently estimates that additional capital expenditures and operating costs for environmental compliance under the Clean Air Act will be incurred beyond 2002 in amounts which are not now determinable but which could be material.

     Water and Residual Waste
     ------------------------

     PP&L has installed dry fly ash handling systems at most of its power stations, which reduces waste water discharge. In other cases, PP&L has modified the existing facilities to allow continued operation of the ash basins under a DEP residual waste permit. Any groundwater contamination caused by the basins must also be addressed under DEP's residual waste regulations.

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

     Capital expenditures through the year 2003 to correct groundwater degradation at fossil-fueled generating stations and to address waste water control at PP&L facilities are included in the table of construction expenditures in the section entitled "Financial Condition - Capital Expenditure Requirements" in the Review of the Financial Condition and Results of Operations in the 1998 Form 10-K. In this regard, PP&L currently estimates that $5.5 million of additional capital expenditures may be required in the next four years to close some of the ash basins and address other ash basin issues at various generating plants. Additional capital expenditures could be required beyond the year 2003 in amounts which are not now determinable but which could be material. Actions taken to correct groundwater degradation, to comply with the DEP's regulations and to address waste water control are also expected to result in increased operating costs in amounts which are not now determinable but which could be material.

     Remediation Under Multi-Site Consent Orders
     -------------------------------------------

     In 1995, PP&L entered into a consent order with the DEP to address a number of sites where PP&L may be liable for remediation of contamination. This may include potential PCB contamination at certain PP&L substations and pole sites; potential contamination at a number of coal gas manufacturing facilities formerly owned and operated by PP&L; and oil or other contamination which may exist at some of PP&L's former generating facilities. As of March 31, 1999, PP&L has completed work on slightly more than half of the sites included in the consent order.

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

     At March 31, 1999, PP&L had accrued approximately $6 million and Penn Fuel Gas had accrued $15 million, representing the respective amounts PP&L and Penn Fuel Gas can reasonably estimate they will have to spend to remediate sites involving the removal of hazardous or toxic substances, including those covered by each company's consent orders mentioned above. Future cleanup or remediation work at sites currently under review, or at sites not currently identified, may result in material additional operating costs for PP&L or Penn Fuel Gas, which neither company can estimate at this time. In addition, certain federal and state statutes, including Superfund and the Pennsylvania Hazardous Sites Cleanup Act, empower certain governmental agencies, such as the EPA and the DEP, to seek compensation from the responsible parties for the lost value of damaged natural resources. The EPA and the DEP may file such compensation claims against the parties, including PP&L or Penn Fuel Gas, held responsible for cleanup of such sites. Such natural resource damage claims against PP&L or Penn Fuel Gas could result in material additional liabilities.

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

LOAN GUARANTEES OF AFFILIATED COMPANIES

     PP&L Resources provides certain guarantees for its subsidiaries. Specifically, PP&L Resources guarantees all of the debt of PP&L Capital Funding. As of March 31, 1999, PP&L Resources had guaranteed (as shown on its Consolidated Balance Sheet) consisting of $397 million of medium-term notes and $515 million of commercial paper issued by PP&L Capital Funding and $19 million of notes of North Penn Gas Co., a subsidiary of Penn Fuel Gas. In addition, PP&L Resources provided $13 million of loan guarantees to a PP&L Global subsidiary.

     PP&L Resources also has guaranteed certain obligations of PP&L EnergyPlus for up to $157 million under certain power purchase and sales agreements.

     At March 31, 1999, PP&L provided a guarantee in the amount of $12 million in support of one of its subsidiaries.

10.  Acquisitions

     In February 1999, PP&L Resources acquired McCarl's; and in April 1999, PP&L Spectrum acquired Burns Mechanical. These mechanical contractor and engineering firms were purchased for amounts that were not material.

     In September 1998, PP&L Global announced an agreement to acquire most of Bangor Hydro-Electric Company's generating assets (100% of its hydroelectric assets) and certain transmission rights, as well as its interest in an oil-fired generation facility, for $89 million. All necessary regulatory approvals have been obtained and a May 1999 closing is anticipated.

     PP&L Global also has signed definitive agreements with Montana Power Company, Portland General Electric Company and Puget Sound Energy, Inc. to acquire 13 Montana power plants, with 2,614 MW of generating capacity, for a purchase price of $1.586 billion. The acquisition is subject to several conditions, including the receipt of required state and federal regulatory approvals and third-party consents. In this regard, PP&L Global will own 100% of Colstrip units 1 and 2 and 75% of Colstrip units 3 and 4 as both PacifiCorp and Avista Corporation will maintain their existing ownership percentages. PP&L Global expects to complete this acquisition by the end of 1999. About 65% of the acquisition cost is expected to be financed on a project credit basis, non-recourse to PP&L Global and PP&L Resources. The balance of the acquisition cost is expected to be financed through a combination of debt and equity issued by PP&L Resources. The agreements also provide for PP&L Global's acquisition of related transmission assets for an additional $182 million, subject to certain conditions, including federal regulatory approval.

                      PP&L Resources, Inc. and PP&L, Inc.
                      -----------------------------------

ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations
        ---------------------------------------------

     The financial condition and results of operations of PP&L and PP&L Global are currently the principal factors affecting the financial condition and results of operations of PP&L Resources. Unless specifically noted, fluctuations are primarily due to activities of PP&L. This discussion should be read in conjunction with the section entitled "Review of the Financial Condition and Results of Operations of PP&L Resources, Inc. and PP&L, Inc." in PP&L Resources' and PP&L's Annual Report to the SEC on Form 10-K for the year ended December 31, 1998.

     Terms and abbreviations appearing in Management's Discussion and Analysis of Financial Condition and Results of Operations are explained in the glossary.

                          Forward-looking Information
                          ---------------------------

     Certain statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts, including, but not limited to, statements with respect to future earnings growth, are "forward-looking statements" within the meaning of the federal securities laws. Although PP&L Resources and PP&L believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to have been correct. These forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in the forward-looking statements. The following are among the important factors that could cause actual results to differ materially from the forward-looking statements: state and federal regulatory developments; new state or federal legislation; national or regional economic conditions; market demand and prices for energy, capacity and fuel; weather variations affecting customer energy usage; competition in retail and wholesale power markets; the need for and effect of any business or industry restructuring; PP&L Resources' and PP&L's profitability and liquidity; new accounting requirements or new interpretations or applications of existing requirements; operating performance of plants and other facilities; environmental conditions and requirements; system conditions (including actual results in achieving Year 2000 compliance by PP&L Resources, its subsidiaries and others) and operating costs; performance of new ventures; political, regulatory or economic conditions in foreign countries where PP&L Global makes investments; foreign exchange rates; and PP&L Resources' and PP&L's commitments and liabilities. Any such forward-looking statements should be considered in light of such important factors and in conjunction with PP&L Resources' and PP&L's other documents on file with the SEC.

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

                             Results of Operations
                             ---------------------

     The following discussion explains material changes in principal items on the Consolidated Statement of Income comparing the three months ended March 31, 1999, to the comparable period ended March 31, 1998.

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

EARNINGS

                                         Three Months Ended  March 31,
                                         -----------------------------
                                                 1999     1998
                                                ------   ------
Earnings per share - excluding
 weather variances                             $ 0.79   $ 0.71

Weather variances on billing-adjusted sales     (0.03)   (0.11)
                                               ------   ------
Earnings per share - reported                  $ 0.76   $ 0.60
                                               ======   ======

     Excluding the impact of weather, earnings per share were eight cents higher for the three months ended March 31, 1999, when compared with the same period in 1998.

     The earnings improvement reflects higher margins on wholesale energy marketing and trading activities, higher first quarter earnings of PP&L Global, and the contribution of Penn Fuel Gas, which was acquired by PP&L Resources in August 1998. Depreciation and income tax expense were lower in the first three months of 1999 compared with 1998, a direct result of the restructuring adjustments recorded by PP&L in June 1998. PP&L Resources' September 1998 common stock purchase program also had a favorable impact on earnings per share.

     These earnings gains were partially offset by a four percent rate reduction for electricity delivery customers effective January 1, 1999 through December 31, 1999. PP&L revenues were further impacted by the loss of commercial and industrial customers who chose alternate suppliers for their generation supply. In addition, PP&L incurred higher operating expenses associated with the move to a competitive market, and lost the benefit of certain regulatory treatment that improved earnings during the first three months of 1998. In
1998, PP&L was able to defer the loss of revenue experienced during the customer choice pilot program. Moreover, PP&L was permitted to recoup a portion of its undercollected energy costs as part of its restructuring filing.

     PP&L Resources has forecasted earnings per share of $2.15 for 1999, $2.40 for 2000 and $2.60 for 2001. Adjusted earnings per share for 1998 were $2.07.

     PP&L Resources has made certain assumptions in this forecast. Major assumptions include the following:

     o The market clearing price of generation will be about 12% and 7% higher for 1999 and 2000, respectively, than previous forecasts (which were 2.85 and 3.10 cents per kWh in 1999 and 2000, respectively).

     o Annual growth in electricity delivered by PP&L will be 1.5% in each of 2000 and 2001.

     o Commencing January 1999, certain PP&L customers were able to choose their electricity supplier. It is assumed that the percentage of total customer load that will "shop" for electricity will be 29% in 1999 and 32% in each of 2000 and 2001. It is also assumed that PP&L will retain 55% of such shopping load each year.

     o The average number of common stock shares outstanding in 1999, 2000 and 2001 will be 159, 170 and 171 million, respectively.

     The foregoing forecast and assumptions do not reflect the effects of any securitization of transition costs by PP&L under the Customer Choice Act. PP&L expects to securitize up to $2.85 billion of its stranded costs later in 1999, subject to PUC approval of PP&L's petition for a supplementary Qualified Rate Order. Assuming PUC approval of this petition as filed, PP&L Resources expects the 2000 earnings forecast to improve by five cents per share to $2.45, and the 2001 forecast to improve by 10 cents per share to $2.70.

Electric Energy Sales

     Electricity sales for 1999 and 1998 were as follows:

                                  Three Months Ended March 31,
                                  ----------------------------
                                      1999           1998
                                  -------------  -------------
                                       (Millions of kWh)
Electricity delivered to
retail customers by PP&L (a)              9,180          8,456

Less:  Electricity supplied
under competition by others               1,394            491
                                          -----          -----

Electricity supplied to retail
customers by PP&L                         7,786          7,965

Electricity supplied to retail
customers by PP&L EnergyPlus
under competition                         1,240            231
                                          -----          -----

Total electricity supplied to
retail customers (a)                      9,026          8,196

Wholesale Energy Sales                    9,119          8,830

(a) kWh for customers residing in PP&L's service territory who are receiving energy from PP&L or EnergyPlus will be reflected in both of these categories.

     Under Pennsylvania's Electric Choice program, customers were allowed to choose the supplier of their electricity beginning on January 1, 1999.
Customers making this choice continue to have the utility that serves their territory deliver electricity from the supplier of choice. "Electricity delivered to retail customers by PP&L" is the amount of electricity delivered by PP&L to customers in its service territory. "Electricity supplied to retail customers by PP&L" represents the amount of electricity supplied to PP&L service territory customers who are not participating in the Electric Choice program. "Electricity supplied to retail customers by PP&L EnergyPlus under competition" is electricity supplied to customers within and outside PP&L's service territory who participate in the Electric Choice program and chose EnergyPlus as their energy supplier.

     Electricity delivered to retail customers increased in the three months ended March 31, 1999, by 724 million kWh, or 8.6%, from the comparable period in 1998. If normal weather had been experienced in 1999 and 1998, deliveries would have increased 3.1%.

     Total electricity supplied to retail customers has increased by 830 million kWh in the three months ended March 31, 1999, from the comparable period in 1998. This increase is due to the increased market share

EnergyPlus has captured among customers participating in the Energy Choice program, and the impact of mild weather on sales in the first quarter of 1998.

     The increase in wholesale energy sales, which includes sales to other utilities and energy marketers through contracts, spot market transactions or power pool arrangements, was primarily the result of increased activity of the Energy Marketing Center. See "Operating Revenues: Wholesale Energy Marketing and Trading Activities" for more information.

Energy Marketing and Trading Activities

     PP&L purchases and sells electric capacity and energy at the wholesale level under its FERC market-based tariff. PP&L has entered into agreements to sell firm capacity or energy under its market-based tariff to certain entities located inside and outside of the PJM power pool. PP&L enters into these agreements to market available energy and capacity from its generating assets and to profit from market price fluctuations. PP&L is actively managing its portfolio to attempt to capture the opportunities and limit its exposure to volatile prices. PP&L purchases and sells energy futures contracts in accordance with its risk management objectives and strategies.

     PP&L has entered into an agreement to provide wholesale energy marketing, trading and risk management services an energy cooperative organization that provides energy-related services to public power entities. The market risk associated with this type of activity is not material. PP&L expects to expand its activities by entering into similar agreements with other counterparties.

Quantitative and Qualitative Disclosures About Market Risk

     The effects of PP&L Resources' and PP&L's market risks associated with commodity prices, foreign currency exchange rates, equity prices, and interest rates for debt recorded on the Consolidated Balance Sheet have not changed materially since December 31, 1998. However, during March 1999, PP&L Resources entered into forward starting interest rate swaps with various counterparties to hedge the interest rate risk associated with anticipated debt issuances. These interest rate swap agreements involve the exchange of floating rate interest rate payments for fixed rate interest payments over the life of the agreements. PP&L Resources agreed to pay fixed rates between 5.815% and 5.8725% on notional
amounts of $180 million with maturity dates of July 30, 2004 and 2005.   PP&L
Resources also agreed to pay fixed rates between 6.04% and 6.08% on notional amounts of $120 million with a maturity date of September 15, 2009. PP&L Resources will receive a variable interest payment based on the 6-month LIBOR rate through the maturity dates of the agreements. The estimated fair value of the forward interest rate swaps, which represents the estimated amount PP&L Resources would receive if it terminated these agreements on March 31, 1999, was $700,000.

     PP&L Resources is exposed to changes in the fair value of the forward starting interest rate swaps. At March 31, 1999, PP&L Resources, based on historical trends, estimated its potential maximum exposure to a change in the fair value of its forward starting interest rate swaps through a downward movement in interest rates over a one-day period, based on a confidence level of 97.5%, at $2.2 million.

     Market events that are inconsistent with historical trends could cause actual results to exceed estimated exposure levels.

Operating Revenues

Electric Operations
-------------------

     The increase (decrease) in revenues from electric operations was attributable to the following:


                                        Three Months Ended
                                ----------------------------------
                                March 31, 1999 vs. March 31, 1998
                                ----------------------------------
                                       (Millions of Dollars)
Retail Electric Revenue
 PP&L:
  Weather effect                               $ 23
  Sales volume and sales mix                    (38)
  Unbilled                                      (17)
 PP&L EnergyPlus:
  Sales volume and sales mix                     50
  Unbilled                                       27
 Other                                            6
                                               ----
                                                $51

     Operating revenues for electric operations increased by $51 million, or 8.3%, for the three months ended March 31, 1999, when compared to the same period in 1998. Excluding the effects of weather in both periods, revenue increased by $28 million in 1999 over 1998. Although weather unfavorably impacted revenues for the first quarter of 1999, the same period in 1998 saw the largest unfavorable weather impact on earnings in the 27 years PP&L has tracked such weather effects.

     Weather-normalized retail sales by PP&L were $55 million lower in the first quarter of 1999 when compared to the same period in 1998. In connection with the PUC's Final Order in PP&L's restructuring proceeding, retail rates were reduced by four percent effective January 1, 1999 through December 31, 1999. Additionally, PP&L revenues were impacted by the loss of commercial and industrial customers who chose alternate suppliers for their generation supply. A portion of the revenue collected from customers is applied to amortize the recoverable transition costs established as part of the restructuring filing. This amortization is reflected as a separate line on the income statement under "Operating Expenses".

     PP&L EnergyPlus, an unregulated subsidiary of PP&L marketing retail energy in Pennsylvania, provided $77 million of billed and unbilled revenues in the first quarter of 1999. These revenues were partially offset by increased power purchases to meet these sales.

Gas and Propane Operations
--------------------------

     PP&L Resources acquired Penn Fuel Gas in August, 1998. The results of Penn Fuel Gas, including revenues and the associated costs from gas and propane operations, have been recorded subsequent to acquisition.

Wholesale Energy Marketing and Trading Activities
-------------------------------------------------

     The increase (decrease) in revenues from wholesale energy and trading activities was attributable to the following:

                         Three Months Ended
                         ------------------
                  March 31, 1999 vs. March 31, 1998
                  ---------------------------------
                        (Millions of Dollars)

  Bilaterial Sales              $ 21
  PJM                             13
  Cost-based contracts           (14)
  Oil & gas sales                 32
                                 ---
                                $ 52
                                 ===

     Revenues from wholesale energy and trading activities increased by $52 million for the three months ended March 31, 1999, when compared to the same period in 1998. Revenues have continued to increase despite the phase-down of the capacity and energy agreements with JCP&L and Atlantic. This increase reflects PP&L's continued emphasis on competing in wholesale markets. Energy purchases have also increased to meet these increased sales. Refer to "Energy Purchases" for more information.

Energy-related Businesses

     Energy-related businesses contributed $17 million and $5 million to the operating income of PP&L Resources for the three months ended March 31, 1999 and 1998, respectively. These results reflect higher equity earnings from PP&L Global's investment in SWEB, which were partially offset by higher interest expense. Energy-related businesses including PP&L Global, PP&L Spectrum, H.T. Lyons, McClure, and McCarl's are expected to provide an increasing share of PP&L Resources' future earnings.

Energy Purchases

     Energy purchases increased by $41 million for the three months ended March 31, 1999, over the comparable period in 1998. This increase was primarily due to purchases of energy to support PP&L EnergyPlus sales, as well as purchases of gas and capacity from other utilities to meet activities of the Energy Marketing Center. These costs were slightly offset by the mark-to-market accounting related to energy trading activities as well as the amortization of the above market NUG purchases. See Financial Note 15 of PP&L Resources' 1998 Form 10-K for additional information.

Other Operation Expenses

     Other operation expenses increased by $54 million for the three months ended March 31, 1999, compared with the same period in 1998. About $15 million of the increase was due to certain regulatory credits that were no longer effective in 1999. In 1998, PP&L was able to defer the loss of revenue experienced during the customer choice pilot program. In 1998, PP&L also was permitted to defer undercollected energy costs. These regulatory credits were recorded as offsets to Other Operating Expense in the first quarter of 1998.

     The remaining increase was due to increased transmission charges and selling expenses associated with supplying energy to customers throughout Pennsylvania participating in the state's Electric Choice program, an increase in wage and benefit costs, and the operating costs of Penn Fuel Gas, which was acquired in August 1998.

Power Plant Operations

     On April 29, 1999, PP&L's Holtwood coal-fired generating station was closed. The adjacent hydroelectric plant will continue to operate. The closing, which was announced in August 1998, is part of an effort to reduce operating costs and position PP&L for the competitive marketplace. In addition, PP&L currently is negotiating for the sale of its Sunbury coal-fired generating station.

Depreciation and Amortization Expenses

     Depreciation and amortization expenses decreased by $37 million for the three months ended March 31, 1999, compared with the same period in 1998. This decrease was mainly due to the write-down of generation-related assets in connection with the restructuring adjustments recorded in June 1998. See Financial Note 4 of PP&L Resources' and PP&L's 1998 Form 10-K for additional information.

Income Taxes

     For the three months ended March 31, 1999, income tax expense decreased by $10 million, or 11.9%, from the comparable period in 1998. This decrease was primarily due to tax changes relating to the second quarter 1998 restructuring write-off.

                              Financial Condition
                              -------------------

Financing Activities

     The following financing activities have occurred to date in 1999:

     o Effective March 1, 1999, the DRIP was changed from a new issue to an open market purchase program. In January and February 1999, PP&L Resources issued $8 million of new common stock through the DRIP.

     o In September 1998, PP&L Resources obtained authorization from the Board of Directors to purchase up to three million shares of its common stock on the open market. PP&L Resources has entered into a forward purchase agreement with a third party to acquire these shares. The third party has completed this three million share repurchase.

     o In April 1999, PP&L Resources' Board of Directors authorized the purchase of an additional four million shares of common stock on the open market from time to time.

Refer to Financial Note 8 for additional information on credit arrangements and financing activities.

Financing and Liquidity

     The change in cash and cash equivalents for PP&L Resources for the three months ended March 31, 1999, decreased $153 million from the comparable period in 1998. The reasons for this change were:

     o A $52 million decrease in cash provided by operating activities, primarily due to the decline in net income when adjusted for the impact of certain non-cash items. Earnings in 1999 benefited from a net unrealized mark-to-market gain on trading activities, amortization of the liability for above-market NUG purchases and lower depreciation. The decrease also reflects lower margins on retail revenues and an increase in operating expenses as a result of the move to a competitive market. The decline in cash provided by operating activities is also attributable to higher interest expenses in the first quarter of 1999 compared with the same period in 1998.

     o A $113 million decrease in cash used in investing activities, primarily due to a decrease in PP&L Global's investment in unconsolidated affiliates.

     o A $214 million decrease in cash from financing activities. This decrease was due to issuance of $60 million of long-term debt in 1998 and a decrease in short-term debt of $30 million in the first quarter of 1999, as compared with an increase of $124 million in the first quarter of 1998.

Financial Indicators

     The results for the twelve months ended March 31, 1999 and 1998 were impacted by extraordinary items (i.e. regulatory restructuring charges taken in the second quarter of 1998), other one-time adjustments and weather. The following financial indicators for PP&L Resources reflect the elimination of these impacts from earnings, and provide a better measure of the underlying earnings performance of PP&L Resources and its subsidiaries.

                                         12 Months Ended March 31,
                                        --------------------------
                                              1999              1998
                                              ----              ----
Earnings per share, as adjusted            $  2.14             $ 1.99

Return on average common equity              12.47%             11.53%

Ratio of pre-tax income to
  interest charges                            3.55               3.50

Dividends declared per share               $1.1675             $ 1.67

Book value per share                       $ 17.67             $17.01

Ratio of market price per share
  to book value per share                      146%               138%


Acquisitions

     In February 1999, PP&L Resources acquired McCarl's; and in April 1999, PP&L Spectrum acquired Burns Mechanical. These mechanical contractor and engineering firms were purchased for amounts that were not material.

     In September 1998, PP&L Global announced an agreement to acquire most of Bangor Hydro-Electric Company's generating assets (100% of its hydroelectric assets) and certain transmission rights, as well as its interest in an oil-fired generation facility, for $89 million. All necessary regulatory approvals have been obtained and a May 1999 closing is anticipated.

     PP&L Global also has signed definitive agreements with Montana Power Company, Portland General Electric Company and Puget Sound Energy, Inc. to acquire 13 Montana power plants, with 2,614 MW of generating capacity, for a purchase price of $1.586 billion. The acquisition is subject to several conditions, including the receipt of required state and federal regulatory approvals and third-party consents. In this regard, PP&L Global will own 100% of Colstrip units 1 and 2 and 75% of Colstrip units 3 and 4 as both PacifiCorp and Avista Corporation will maintain their existing ownership percentages. PP&L Global expects to complete this acquisition by the end of 1999. About 65% of the acquisition cost is expected to be financed on a project credit basis, non-recourse to PP&L Global and PP&L Resources. The balance of the acquisition cost is expected to be financed through a combination of debt and equity issued by PP&L Resources. The agreements also provide for PP&L Global's acquisition of related transmission assets for an additional $182 million, subject to certain conditions, including federal regulatory approval.

     PP&L Global continues to pursue opportunities to develop and acquire electric generation, transmission and distribution facilities in the United States and abroad.

     As of March 31, 1999, PP&L Global had investments of $674 million in distribution, transmission and generation facilities in the U.K., Bolivia, Peru, Argentina, Brazil, Spain, Portugal, Chile and El Salvador. PP&L Global's major investments to date are SWEB, Emel and DelSur.

Commitments and Contingent Liabilities

     There have been no material changes related to PP&L Resources' or PP&L's commitments and contingent liabilities since the companies filed their joint 1998 Form 10-K, except for loan guarantees discussed in Note 9 to the Financial Statements.

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

     Pennsylvania Activities
     -----------------------

     Reference is made to Note 3 to the Financial Statements in PP&L Resources' and PP&L's Form 10-K for the year ended December 31, 1998 for a discussion of PP&L's PUC restructuring proceeding under the Customer Choice Act.

     Reference is also made to Note 3 to the Financial Statements in PP&L Resources' and PP&L's Form 10-K for the year ended December 31, 1998 regarding PP&L's transfer of its retail electric marketing function to a separate, affiliated corporation. PP&L formed a new subsidiary, PP&L EnergyPlus, for this
purpose.   PP&L EnergyPlus has a PUC license to act as a Pennsylvania EGS.  This license permits PP&L EnergyPlus to offer retail electric supply to participating customers in PP&L's service territory and in the service territories of other Pennsylvania utilities. In 1999, PP&L EnergyPlus is offering such supply to industrial and commercial customers throughout the state. At this time, PP&L EnergyPlus has determined not to pursue residential customers in the competitive marketplace based on economic considerations.

     Federal Activities
     ------------------

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

     In March 1999, the FERC approved the request of the PJM Supporting Companies to permit generators to use market-based bids instead of cost-based bids when selling into the PJM Interchange Market. The existing $1000 per MWH cap on bids was retained. Accordingly, beginning on April 1, 1999, the hourly price of energy purchased on the PJM Interchange Market will be a market-based rate not exceeding $1000 per MWH.

     In September 1998, PP&L filed its EGS Coordination Tariff with the FERC. The EGS Coordination Tariff applies to entities licensed to serve retail electricity customers under the Commonwealth of Pennsylvania's retail access program. The purpose of the EGS Coordination Tariff is to permit PP&L to provide EGSs' with certain FERC-jurisdictional services which will facilitate the ability of EGS' to meet their obligations under the PJM Open Access Transmission Tariff and related agreements of the PJM.

The FERC accepted the EGS Coordination Tariff for filing in October 1998 but in a later order stated that it would issue a decision holding that the EGS Coordination Tariff did not need to be filed with the FERC. That decision has not yet been issued.

     Reference is made to "Pennsylvania Activities" above for a discussion of PP&L's retail electric marketing subsidiary, PP&L EnergyPlus. PP&L EnergyPlus has authority from the FERC to sell electric energy and capacity at market-based rates and to sell, assign or transfer transmission rights and associated ancillary services. PP&L has a FERC-filed code of conduct governing its relationship with such affiliates that engage in the sale and/or transmission of electric energy.

Year 2000

     PP&L Resources and its subsidiaries utilize computer-based systems throughout their businesses. In the year 2000, these systems will face a potentially serious problem with recognizing calendar dates. Without corrective action, the most reasonable worst case scenario regarding Year 2000 issues could result in computer shutdown or erroneous calculations causing operational problems at the generating stations; diminished ability to monitor, control and coordinate generation with the transmission and distribution systems; and adverse impacts on the operation of various monitoring and metering equipment utilized throughout PP&L's system. A Company-wide Year 2000 coordination committee was formed to raise the awareness of the Year 2000 issue, share information and review the progress towards compliance. A seven-step approach was developed to achieve Year 2000 compliance by assessing and remediating the problem in application software, hardware, plant control systems and devices containing embedded microprocessors. The seven steps in the plan include awareness, inventory, assessment, remediation, testing, implementation, and contingency planning. PP&L Resources has identified and communicated with critical suppliers, such as fuel suppliers, in order to obtain assurances that they are in compliance with Year 2000 issues. The majority of the responses from these parties are favorable, with some responses still being evaluated and followed-up as appropriate.

     Delivery of electricity is dependent on the overall reliability of the electric grid. PP&L is cooperating and coordinating with the North American Electric Reliability Council and the PJM Interconnection regarding Year 2000 remediation efforts.

     As of March 31, 1999, PP&L Resources estimates that approximately 83% of mainframe applications that will remain in production have been determined as being Year 2000 compliant. It is anticipated that all mission-critical systems (i.e. mainframe, embedded technologies, and client server applications) will be Year 2000 ready by July 1, 1999 and all systems ready by November 30, 1999. Year 2000 compliant means computer systems or equipment with date-sensitive chips will accurately process date and time data. Year 2000 ready means that the computer systems or equipment with date-sensitive chips can be used on January 1, 2000, and beyond, but are not fully year 2000 compliant.

     PP&L has basic contingency plans in place to address issues such as blackouts on the electrical grid, cold starts of generating facilities and disaster recovery procedures for the computing environment. PP&L recognizes that additional contingency plans are necessary and, as part of the seven-step remediation process, continues to develop additional contingency plans that may be needed.

     The additional plans that have been developed address loss of telecommunications, loss of off-site power to various generating stations, degradation of emergency planning capabilities, running out of consumables, electrical system disturbance or failure, power plant control system failures, fuel delivery problems, problems with various relays or programming logic control, and staffing concerns.

     In May 1998, the NRC issued a notification requirement under which nuclear utilities are required to inform the NRC, in writing, that they are working to solve the Year 2000 computer problem. In addition, nuclear utilities have until July 1, 1999, to inform the NRC that their computers are Year 2000 compliant/ready or to submit a status report summarizing the on-going work.
PP&L filed its written response with the NRC in August 1998, detailing its Year 2000 compliance activities. PP&L plans a further NRC filing by July 1, 1999, concerning the year 2000 readiness of the nuclear power plant.

     In February 1999, an independent assessment of the Nuclear Department's Year 2000 Program Readiness Plan was performed with no significant adverse findings identified. The results of that assessment are being incorporated into the overall Year 2000 Program Readiness Plan for the Nuclear Department. In May 1999, the NRC will be conducting an audit of PP&L's nuclear-related Year 2000 compliance activities. This audit will be observed by the PUC.

     In July 1998, the PUC initiated a non-adversarial investigation to be conducted by the Office of Administrative Law Judge "to accurately assess any and all steps taken and proposed to be taken to resolve the Year 2000 compliance issue by all jurisdictional fixed utilities and mission-critical service providers such as the PJM." The PUC required all jurisdictional utilities to file a written response to a list of questions concerning Year 2000 compliance; and that, if mission-critical systems cannot be made Year 2000 compliant on or before March 31, 1999, to file a detailed contingency plan by that date. PP&L filed its written response to the PUC questions in August 1998 and in November 1998 submitted testimony to the PUC that PP&L would have its mission-critical systems Year 2000 ready by July 1, 1999, and all systems ready by November 30, 1999. On March 31, 1999, PP&L filed its contingency plans with the PUC and will continue to update these plans on an ongoing basis.

     In early March 1999, the PUC conducted an audit of PP&L's Year 2000
compliance activities.   In conjunction with this audit, PP&L submitted to the
PUC an update to its November 1998 testimony. On March 26, 1999, the Company filed its Year 2000 testing schedule with the PUC; meanwhile the PUC staff has been on-site observing some of the testing being performed. PP&L, along with utilities throughout the country, participated in an emergency exercise that simulated the loss of normal communications on the power grid as the result of Year 2000 computer problems. The results of the exercise demonstrated that all backup communication systems operated properly.

     An internal audit performed during the first quarter of 1999 evaluated the approaches used by each business entity within PP&L to address Year 2000 issues. This review indicated some improvements are required by certain business entities to improve their Year 2000 efforts to ensure that all mission-critical systems are either Year 2000 compliant or Year 2000 ready by July 1, 1999. The audit recommendations are being incorporated into the respective business entities' Year 2000 remediation efforts. PP&L also plans to follow-up on the status of the remediation efforts of mission-critical systems in order to ensure they will be Year 2000 compliant or Year 2000 ready by July 1, 1999.

     At this time, PP&L has achieved the following completion percentages on the seven steps referenced above for Year 2000 compliance: awareness, 94%; inventory, 99%; assessment, 98%; remediation, 83%; testing, 84%; implementation, 66%; and additional contingency plans (beyond the basic plans referenced above), 35%.

     Based upon present assessments, PP&L Resources estimates that it will incur approximately $14 million in Year 2000 remediation costs. Through March 31, 1999, PP&L Resources spent approximately $10 million in remediation costs, which included assistance from outside consultants. These costs are being funded through internally generated funds and are being expensed as incurred.

                      PP&L Resources, Inc. and PP&L, Inc.
                      -----------------------------------

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

     Reference is made to "Quantitative and Qualitative Disclosures About Market Risk."

                           PP&L RESOURCES, INC. AND
                           ------------------------
                          PP&L, INC. AND SUBSIDIARIES
                          ---------------------------

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------


     Reference is made to "Increasing Competition" for information regarding pending FERC proceedings.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)  Exhibits

          3(i) - Amended and Restated Articles of PP&L, Inc.

          12   - Computation of Ratio of Earnings to Fixed Charges

          27   - Financial Data Schedule

     (b)  Reports on Form 8-K

     Report dated February 18, 1999
     ------------------------------

     Item 5.  Other Events

          Information regarding PP&L Resources' projected earnings for 1999 through 2001.

     Report dated March 10, 1999
     ---------------------------

     Item 5. Other Events

          Information regarding PP&L Capital Funding's registration of $400 million of debt securities.

GLOSSARY OF TERMS AND ABBREVIATIONS

Atlantic - Atlantic City Electric Company

Bangor Hydro - Bangor Hydro-Electric Company

Burns Mechanical - Burns Mechanical, Inc., a PP&L Spectrum unregulated subsidiary specializing in mechanical contracting and engineering.

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

LIBOR - London Interbank Offering Rate

McCarl's - McCarl's Inc., a PP&L Resources unregulated subsidiary specializing in mechanical contracting and engineering.

McClure - McClure Company, a PP&L Resources unregulated subsidiary specializing in mechanical contracting and engineering.

NO/x/ - nitrogen oxide

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

PJM (PJM Interconnection, LLC) - operates the electric transmission network and electric energy market in the mid-Atlantic region of the U.S.

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

PUC Final Order - Final order issued by the PUC on August 27, 1998, approving the settlement of PP&L, Inc.'s restructuring proceeding.

SEC - Securities and Exchange Commission

SO/2/ - Sulfur dioxide

SUPERFUND - federal and state legislation that addresses remediation of contaminated sites.

SWEB - South Western Electricity plc, a British regional electric utility company.

U.K. - United Kingdom

YEAR 2000 - a set of date-related problems that may be experienced by software systems or applications.

                                   SIGNATURE
                                   ---------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiary.


                                       PP&L RESOURCES, INC.
                                       --------------------
                                           (Registrant)

                                       PP&L, INC.
                                       --------------------
                                           (Registrant)



Date:  May 13, 1999                  /s/ John R. Biggar
                               --------------------------------------
                                         John R. Biggar
                                  Senior Vice President and
                                   Chief Financial Officer
                               (PP&L Resources, Inc. and PP&L, Inc.)


                                     /s/ Joseph J. McCabe
                               --------------------------------------
                                         Joseph J. McCabe
                                   Vice President & Controller
                               (PP&L Resources, Inc. and PP&L, Inc.)

                                                                      EXHIBIT 12

PP&L RESOURCES, INC. AND SUBSIDIARIES
COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
(Millions of Dollars)

                                                         12 Months
                                                           Ended                         12 Months Ended
                                                         March 31,                          December 31,
                                                                         ------------------------------------------------
                                                          1999(a)        1998(a)      1997      1996      1995      1994
                                                          ------         ------      ------    ------    ------    ------
Fixed charges, as defined:
  Interest on long-term debt.........................     $  207         $  203      $  196    $  207    $  213    $  214
  Interest on short-term debt
     and other interest..............................         37             33          26        17        18        18
  Amortization of debt discount, expense
    and premium - net................................          2              2           2         2         2         2
  Interest on capital lease obligations
      Charged to expense.............................          8              8           9        13        15        12
      Capitalized....................................          2              2           2         2         2         1
  Estimated interest component of
    operating rentals................................         18             18          15         8         8         6
  Proportionate share of fixed charges
    of 50-percent-or-less-owned
    persons..........................................          1              1           1         1         1         1
                                                          ------         ------      ------    ------    ------    ------

          Total fixed charges........................     $  275         $  267      $  251    $  250    $  259    $  254
                                                          ------         ------      ------    ------    ------    ------
Earnings, as defined:
  Net income.........................................     $  398         $  379      $  296    $  329    $  323    $  216
  Preferred and Preference Stock
    Dividend Requirements............................         26             25          24        28        28        28
  Less undistributed income of less
    than 50-percent-owned persons....................          -              -           -         -         -         -
                                                          ------         ------      ------    ------    ------    ------
                                                             424            404         320       357       351       244

Add (Deduct):
  Income taxes.......................................        249            259         238       253       286       180
 Amortization of capitalized interest................
  on capital leases..................................          2              2           2         4         5         9
  Total fixed charges as above
    (excluding capitalized interest
    on capital lease obligations)....................        273            265         248       248       257       253
                                                          ------         ------      ------    ------    ------    ------
          Total earnings.............................     $  948         $  930      $  808    $  862    $  899    $  686
                                                          ======         ======      ======    ======    ======    ======
Ratio of earnings to fixed
  charges............................................       3.45           3.48        3.22      3.45      3.47      2.70
                                                          ======         ======      ======    ======    ======    ======

(a) Excluding extraordinary items.