Form 10-Q
period 1999-06-30
PP&L INC
filed 1999-08-16
CIK 317187

                                 United States
                      Securities and Exchange Commission
                             Washington, DC 20549


                                   Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1999
                                    -------------

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

PP&L Resources, Inc.                  Common stock, $.01 par value, 157,694,305
                                      shares outstanding at July 31, 1999,
                                      excluding 16,995,957 shares held as
                                      treasury stock

PP&L, Inc.                            Common stock, no par value, 157,300,382
                                      shares outstanding and all held by PP&L
                                      Resources, Inc. at July 31, 1999

                             PP&L RESOURCES, INC.
                                      AND
                                  PP&L, INC.
                                  ----------



                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1999


                                     INDEX
                                     -----

PART I.  FINANCIAL INFORMATION                                              Page
   Item 1.  Financial Statements

            PP&L Resources, Inc.

                Consolidated Statement of Income                               2
                Consolidated Statement of Cash Flows                           3
                Consolidated Balance Sheet                                     4
                Consolidated Statement of Shareowners' Common Equity           6

            PP&L, Inc.

                Consolidated Statement of Income                               8
                Consolidated Statement of Cash Flows                           9
                Consolidated Balance Sheet                                    10
                Consolidated Statement of Shareowner's Common Equity          12

            Notes to Consolidated Financial Statements
                PP&L Resources, Inc. and PP&L, Inc.                           13

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations
                PP&L Resources, Inc. and PP&L, Inc.                           31

   Item 3.  Quantitative and Qualitative Disclosures
            About Market Risk                                                 49

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                            50

         Item 4. Submission of Matters to a Vote of Security Holders          50

         Item 6. Exhibits and Reports on Form 8-K                             51

GLOSSARY OF TERMS AND ABBREVIATIONS                                           53

SIGNATURES                                                                    55

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES                             56

PP&L RESOURCES, INC. AND SUBSIDIARIES
-------------------------------------
Part 1. FINANCIAL INFORMATION
-----------------------------
Item 1. Financial Statements
----------------------------

     In the opinion of PP&L Resources, the unaudited financial statements included herein reflect all adjustments necessary to present fairly the Consolidated Balance Sheet as of June 30, 1999 and December 31, 1998, and the Consolidated Statement of Income, Consolidated Statement of Cash Flows, and the Consolidated Statement of Shareowners' Common Equity for the periods ended June 30, 1999 and 1998. PP&L Resources is the parent holding company of PP&L, PP&L Global, PP&L Spectrum, PP&L Capital Funding, Penn Fuel Gas, McClure, McCarl's, and H. T. Lyons. The financial condition and results of operations of PP&L and PP&L Global are currently the principal factors affecting PP&L Resources' financial condition and results of operations.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(Millions of Dollars, except per share data)

                                                              Three Months                 Six Months
                                                             Ended June 30,              Ended June 30,
                                                        -----------------------     ------------------------
                                                           1999         1998           1999           1998
                                                        ----------    ---------     ---------      ---------
Operating Revenues
  Electric.........................................      $     584     $    558       $ 1,251       $  1,175
  Gas and propane..................................             23                         68
  Wholesale energy marketing and trading...........            337          259           634            504
  Energy related businesses........................             60           21           118             40
                                                        ----------    ---------     ---------      ---------
  Total............................................          1,004          838         2,071          1,719
                                                        ----------    ---------     ---------      ---------

Operating Expenses
  Operation
    Electric fuel..................................             97          120           220            235
    Natural gas and propane........................             10                         33
    Energy purchases...............................            351          218           606            432
    Other..........................................            136          138           302            250
    Amortization of recoverable transition costs...             41                         86
  Maintenance......................................             57           53            97             91
  Depreciation and amortization....................             61           97           121            195
  Taxes, other than income.........................             43           49            95            102
  Energy related businesses........................             44           15            85             29
                                                        ----------    ---------     ---------      ---------
  Total............................................            840          690         1,645          1,334
                                                        ----------    ---------     ---------      ---------
Operating Income...................................            164          148           426            385
                                                        ----------    ---------     ---------      ---------
Other Income.......................................              7            4             7             11
                                                        ----------    ---------     ---------      ---------
Income Before Interest and Income Taxes............            171          152           433            396
Interest Expense...................................             61           54           123            106
                                                        ----------    ---------     ---------      ---------
Income Before Income Taxes and
  Extraordinary Items..............................            110           98           310            290

Income Taxes.......................................             40           38           114            122
                                                        ----------    ---------     ---------      ---------
Income Before Extraordinary Items..................             70           60           196            168

Extraordinary Items (net of $666 income taxes)
  (Note 6).........................................                        (948)                        (948)
                                                        ----------    ---------     ---------      ---------
Income(Loss) Before Dividends on Preferred Stock...             70         (888)          196           (780)

Preferred Stock Dividend Requirements..............              7            6            13             13
                                                        ----------    ---------     ---------      ---------
Net Income(Loss)...................................      $      63        ($894)      $   183          ($793)
                                                        ----------    ---------     ---------      ---------
Earnings Per Share of Common Stock
  Basic and Diluted (Note 3)
    Income Before Extraordinary Items..............      $    0.40     $   0.32       $  1.16       $   0.92
    Extraordinary Items (net of tax)...............                       (5.66)                       (5.67)
                                                        ----------    ---------     ---------      ---------
Net Income(Loss)...................................      $    0.40       ($5.34)      $  1.16         ($4.75)
                                                        ----------    ---------     ---------      ---------
Dividends Declared per Share of Common Stock.......      $    0.25     $ 0.4175       $  0.50       $  0.835
                                                        ==========    =========     =========      =========

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

PP&L RESOURCES, INC. AND SUBSIDIARIES
-------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(Millions of Dollars)

                                                                          Six Months
                                                                        Ended June 30,
                                                                   ------------------------
                                                                      1999           1998
                                                                   ---------      ---------
Net Cash Provided by Operating Activities....................        $  287         $  281
                                                                   ---------      ---------

Cash Flows From Investing Activities
 Expenditures for property, plant and equipment..............          (228)          (149)
 Proceeds from sale of nuclear fuel to trust.................            14             15
 Purchases of available-for-sale securities..................                          (12)
 Sales and maturities of available-for-sale securities.......                           14
 Investment in unconsolidated affiliates.....................                         (276)
 Purchases and sales of other financial investments - net....                            4
 Other investing activities - net............................            (9)             2
                                                                   ---------      ---------
       Net cash used in investing activities.................          (223)          (402)
                                                                   ---------      ---------

Cash Flows From Financing Activities
 Issuance of long-term debt..................................                          260
 Issuance of common stock....................................             8             33
 Retirement or reacquisition of long-term debt...............           (32)          (267)
 Payments on capital lease obligations.......................           (27)           (26)
 Payments of preferred and common dividends..................           (91)          (152)
 Net increase in short-term debt.............................           276            260
 Other financing activities - net............................                           (1)
                                                                   ---------      ---------
       Net cash provided by financing activities.............           134            107
                                                                   ---------      ---------

Net Increase (Decrease) In Cash and Cash Equivalents.........           198            (14)
Cash and Cash Equivalents at Beginning of Period.............           195             50
                                                                   ---------      ---------
Cash and Cash Equivalents at End of Period...................        $  393         $   36
                                                                   =========      =========
Supplemental Disclosures of Cash Flow Information
 Cash paid during the period for:
  Interest (net of amount capitalized).......................        $  117         $  111
  Income taxes...............................................        $  111         $   98

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

PP&L RESOURCES,INC. AND SUBSIDIARIES
------------------------------------
CONSOLIDATED BALANCE SHEET
(Millions of Dollars)

                                                                 June 30,      December 31,
                                                                   1999            1998
                        ASSETS                                 (Unaudited)      (Audited)
                                                               -----------    -------------
PROPERTY, PLANT AND EQUIPMENT
   Electric utility plant in service - net
     Transmission and distribution...........................     $ 2,184          $  2,179
     Generation..............................................       1,684             1,601
     General and intangible..................................         239               223
                                                                  -------         ---------
                                                                    4,107             4,003

   Construction work in progress - at cost...................         113               117
   Nuclear fuel owned and leased - net.......................         144               162
                                                                  -------         ---------
     Electric utility plant - net............................       4,364             4,282
   Gas and oil utility plant - net...........................         172               175
   Other property - net......................................          31                23
                                                                  -------         ---------
                                                                    4,567             4,480
                                                                  -------         ---------

Investments
   Investment in unconsolidated affiliates - at equity.......         701               688
   Nuclear plant decommissioning trust fund..................         229               206
   Other.....................................................          11                12
                                                                  -------         ---------
                                                                      941               906
                                                                  -------         ---------
Current Assets
   Cash and cash equivalents.................................         393               195
   Accounts receivable (less reserve:  1999, $18; 1998, $14)
       Utility customers.....................................         185               173
       Other.................................................         111               125
   Unbilled revenues
       Utility customers.....................................         133               106
       Other.................................................         162                64
   Fuel, materials and supplies - at average cost............         198               207
   Prepayments...............................................          82                15
   Unrealized mark-to-market energy trading gains............          53                 2
   Other.....................................................          69                61
                                                                  -------         ---------
                                                                    1,386               948
                                                                  -------         ---------

Regulatory Assets and Other Noncurrent Assets
   Recoverable transition costs..............................       2,733             2,819
   Other.....................................................         477               454
                                                                  -------         ---------
                                                                    3,210             3,273
                                                                  -------         ---------
                                                                  $10,104          $  9,607
                                                                  =======         =========

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

PP&L RESOURCES, INC. AND SUBSIDIARIES
-------------------------------------
CONSOLIDATED BALANCE SHEET
(Millions of Dollars)

                                                                              June 30,           December 31,
                                                                                1999                 1998
                                                                            (Unaudited)            (Audited)
                                                                            -----------          ------------
                                         LIABILITIES
Capitalization
  Common equity
    Common stock............................................                        $ 2                   $ 2
    Capital in excess of par value..........................                      1,874                 1,866
    Treasury stock..........................................                       (419)                 (419)
    Earnings reinvested.....................................                        477                   372
    Accumulated other comprehensive income..................                        (20)                   (4)
    Capital stock expense and other.........................                        (28)                  (27)
                                                                             -----------           -----------
                                                                                  1,886                 1,790
  Preferred stock
    With sinking fund requirements..........................                         47                    47
    Without sinking fund requirements.......................                         50                    50
  Company-obligated mandatorily redeemable preferred
    securities of subsidiary trusts holding solely
    company debentures......................................                        250                   250
  Long-term debt............................................                      2,831                 2,983
                                                                             -----------           -----------
                                                                                  5,064                 5,120
                                                                             -----------           -----------
Current Liabilities
  Short-term debt...........................................                        912                   636
  Long-term debt due within one year........................                        126                     1
  Capital lease obligations due within one year.............                         60                    59
  Above market NUG purchases due within one year............                        101                   105
  Accounts payable..........................................                        341                   197
  Taxes and interest accrued ...............................                        100                    95
  Dividends payable.........................................                         46                    46
  Unrealized mark-to-market energy trading losses...........                         41                     9
  Other.....................................................                        136                   128
                                                                             -----------           -----------
                                                                                  1,863                 1,276
                                                                             -----------           -----------
Deferred Credits and Other Noncurrent Liabilities
  Deferred income taxes and investment tax credits..........                      1,576                 1,574
  Above market NUG purchases................................                        724                   775
  Capital lease obligations.................................                         97                   109
  Other.....................................................                        780                   753
                                                                             -----------           -----------
                                                                                  3,177                 3,211
                                                                             -----------           -----------
Commitments and Contingent Liabilities (Note 11)............
                                                                             -----------           -----------
                                                                                $10,104                $9,607
                                                                             ===========           ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

PP&L RESOURCES, INC. AND SUBSIDIARIES
-------------------------------------
CONSOLIDATED STATEMENT OF SHAREOWNERS' COMMON EQUITY
(Unaudited)
(Millions of Dollars)

                                                          Capital                               Accumulated     Capital
                                                             in                                    Other         Stock
                                                Common     Excess      Treasury     Earnings   Comprehensive  Expense and
                                                Stock      of Par       Stock      Reinvested      Income        Other      Total
                                               -------    --------     --------    ----------   ------------  -----------  -------
For the Three Months Ended June 30, 1999
----------------------------------------
Beginning Balance............................     $2       $1,874       ($419)       $  453        ($11)        ($27)      $1,872
Comprehensive income
  Net income.................................                                            63
  Other comprehensive income:
    Foreign currency translation
    adjustment, net of tax credits of $ 2....                                                        (9)
  Total comprehensive income.................                                                                                  54
Common dividends declared....................                                           (39)                                  (39)
Other........................................                                                                     (1)          (1)
                                               -------    --------     --------    ----------   ---------     ----------   -------
Ending Balance...............................     $2       $1,874       ($419)       $  477        ($20)        ($28)      $1,886
1998                                           =======    ========     ========    ==========   =========     ==========   =======

Beginning Balance............................     $2       $1,685      $    0        $1,195       $   0        ( $26)      $2,856
Comprehensive income
  Net loss...................................                                          (894)
  Other comprehensive income:
    Foreign currency translation
    adjustment, net of tax credits
    of less than $1..........................                                                        (1)
Total comprehensive income...................                                                                                (895)
Issuance of common stock.....................                  17                                                              17
Common dividends declared....................                                           (70)                                  (70)
Other........................................                                                                     (1)          (1)
                                               -------    --------     --------    ----------   ---------     ----------   -------
Ending Balance...............................     $2       $1,702      $    0        $  231         ($1)        ($27)      $1,907
                                               =======    ========     ========    ==========   =========     ==========   =======


For the Six Months Ended June 30, 1999
--------------------------------------
Beginning Balance............................     $2       $1,866       ($419)       $  372         ($4)        ($27)      $1,790
Comprehensive income
  Net income.................................                                           183
  Other comprehensive income:
    Foreign currency translation
    adjustment, net of tax
    credits of $3............................                                                       (16)
Total comprehensive income...................                                                                                 167
Issuance of common stock.....................                   8                                                               8
Common dividends declared....................                                           (78)                                  (78)
Other........................................                                                                     (1)          (1)
                                               -------    --------     --------    ----------   ---------     ----------   -------
Ending Balance...............................     $2       $1,874       ($419)       $  477        ($20)        ($28)      $1,886
1998                                           =======    ========     ========    ==========   =========     ==========   =======

Beginning Balance............................     $2       $1,669      $    0        $1,164       $   0         ($26)      $2,809
Comprehensive income
  Net loss...................................                                          (793)
  Other comprehensive income:
    Foreign currency translation
    adjustment,  net of tax
    credits of $1............................                                                        (1)
Total comprehensive income...................                                                                                (794)
Issuance of common stock.....................                  33                                                              33
Common dividends declared....................                                          (140)                                 (140)
Other........................................                                                                     (1)          (1)
                                               -------    --------     --------    ----------   ---------     ----------   -------
Ending Balance...............................     $2       $1,702      $    0        $  231         ($1)        ($27)      $1,907
                                               =======    ========     ========    ==========   =========     ==========   =======

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

PP&L, INC. AND SUBSIDIARIES
---------------------------

     In the opinion of PP&L, the unaudited financial statements included herein reflect all adjustments necessary to present fairly the Consolidated Balance Sheet as of June 30, 1999 and December 31, 1998, and the Consolidated Statement of Income, Consolidated Statement of Cash Flows, and the Consolidated Statement of Shareowner's Common Equity for the periods ended June 30, 1999 and 1998. All nonutility operating transactions are included in "Other Income" in PP&L's Consolidated Statement of Income.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(Millions of Dollars)

                                                                   Three Months                     Six Months
                                                                  Ended June 30,                   Ended June 30,
                                                               -----------------------       ------------------------
                                                                  1999         1998             1999           1998
                                                               ----------   ----------       ----------     ---------
Operating Revenues
  Electric........................................                 $584         $558           $1,251         $1,175
  Wholesale energy marketing and trading..........                  336          259              633            504
  Energy related businesses.......................                    3            1                7
                                                               --------   ----------       ----------     ----------
  Total...........................................                  923          818            1,891          1,679
                                                               --------   ----------       ----------     ----------

Operating Expenses
  Operation
    Electric fuel.................................                   97          120              220            235
    Energy purchases..............................                  350          218              605            432
    Other.........................................                  127          138              285            250
    Amortization of recoverable transition costs..                   41                            86
  Maintenance.....................................                   57           53               95             91
  Depreciation and amortization...................                   59           97              117            195
  Taxes, other than income........................                   41           49               91            102
  Energy related businesses.......................                    3                             7
                                                               --------   ----------       ----------     ----------
  Total...........................................                  775          675            1,506          1,305
                                                               --------   ----------       ----------     ----------
Operating Income..................................                  148          143              385            374
                                                               --------   ----------       ----------     ----------
Other Income......................................                   15            9               22             21
                                                               --------   ----------       ----------     ----------
Income Before Interest and Income Taxes...........                  163          152              407            395

Interest Expense..................................                   48           49               96             98
                                                               --------   ----------       ----------     ----------
Income Before Income Taxes and
  Extraordinary Items.............................                  115          103              311            297

Income Taxes......................................                   42           40              118            124
                                                               --------   ----------       ----------     ----------
Income Before Extraordinary Items ................                   73           63              193            173

Extraordinary Items (net of $666 income taxes)
  (Note 6)........................................                              (948)                           (948)
                                                               --------   ----------       ----------     ----------
Net Income(Loss) Before Dividends on
  Preferred Stock.................................                   73         (885)             193           (775)

Dividends on Preferred Stock......................                   12           12               24             24
                                                               --------   ----------       ----------     ----------
Earnings Available to PP&L Resources, Inc.........                 $ 61        ($897)          $  169          ($799)
                                                               ========   ==========       ==========     ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

PP&L, INC. AND SUBSIDIARIES
---------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(Millions of Dollars)

                                                                                   Six Months
                                                                                 Ended June 30,
                                                                               -----------------
                                                                               1999         1998
                                                                               ----         ----
Net Cash Provided by Operating Activities.......................             $  241       $  307
                                                                             -------      ------
Cash Flows From Investing Activities
  Expenditures for property, plant and equipment................               (142)        (149)
  Proceeds from sales of nuclear fuel to trust..................                 14           15
  Purchases of available-for-sale securities ...................                             (12)
  Sales and maturities of available-for-sale securities ........                              14
  Purchases and sales of other financial investments - net......                               4
  Loan to parent................................................                (12)          (1)
  Other investing activities - net..............................                  3            1
                                                                             -------      ------
        Net cash used in investing activities...................               (137)        (128)
                                                                             -------      ------
Cash Flows From Financing Activities
  Issuance of long-term debt....................................                             200
  Retirement of long-term debt..................................                            (266)
  Payments on capital lease obligations.........................                (26)         (26)
  Payments of preferred and common dividends....................               (141)        (163)
  Net increase in short-term debt...............................                164           82
  Other financing activities - net..............................                              (1)
                                                                             -------      ------
        Net cash used in financing activities...................                 (3)        (174)
                                                                             -------      ------
Net Increase in Cash and Cash Equivalents.......................                101            5
Cash and Cash Equivalents at Beginning of Period................                 31           15
                                                                             -------      ------
Cash and Cash Equivalents at End of Period......................             $  132       $   20
                                                                             =======      ======

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for:
    Interest (net of amount capitalized)........................             $  103       $  105
    Income taxes................................................             $  122       $  102

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

PP&L INC. AND SUBSIDIARIES
------------------------------------
CONSOLIDATED BALANCE SHEET
(Millions of Dollars)

                                                                        June 30,          December 31,
                                                                         1999                 1998
                                                                      (Unaudited)          (Audited)
                                                                      -----------         ------------
                                            ASSETS
PROPERTY, PLANT AND EQUIPMENT
  Electric utility plant in service - net
    Transmission and distribution...........................          $     2,184         $      2,179
    Generation..............................................                1,630                1,601
    General and intangible..................................                  217                  223
                                                                      -----------         ------------
                                                                            4,031                4,003

  Construction work in progress - at cost...................                  113                  117
  Nuclear fuel owned and leased - net.......................                  144                  162
                                                                      -----------         ------------
    Electric utility plant - net............................                4,288                4,282
  Gas and oil utility plant - net...........................                   27                   28
  Other property - net......................................                   21                   21
                                                                      -----------         ------------
                                                                            4,336                4,331
                                                                      -----------         ------------

INVESTMENTS
  Loan to parent............................................                  441                  429
  Nuclear plant decommissioning trust fund..................                  229                  206
  Investment in unconsolidated affiliate at equity..........                   17                   17
  Other.....................................................                   11                   13
                                                                      -----------         ------------
                                                                              698                  665
                                                                      -----------         ------------

CURRENT ASSETS
  Cash and cash equivalents.................................                  132                   31
  Accounts receivable (less reserve:  1999, $17; 1998, $14)
    Utility customers.......................................                  174                  163
    Other...................................................                   87                   67
  Unbilled revenues
    Utility customers.......................................                  131                  104
    Other...................................................                  157                   59
  Fuel, material and supplies - at average cost.............                  190                  196
  Prepayments ..............................................                   81                   14
  Unrealized mark-to-market energy trading gains............                   53                    2
  Other.....................................................                   62                   58
                                                                      -----------         ------------
                                                                            1,067                  694
                                                                      -----------         ------------

REGULATORY ASSETS AND OTHER NONCURRENT ASSETS
  Recoverable transition costs..............................                2,733                2,819
  Other.....................................................                  330                  329
                                                                      -----------         ------------
                                                                            3,063                3,148
                                                                      -----------         ------------

                                                                      $     9,164         $      8,838
                                                                      ===========         ============

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

PP&L, INC. AND SUBSIDIARIES
---------------------------
CONSOLIDATED BALANCE SHEET
(Millions of Dollars)

                                                                                  June 30,            December 31,
                                                                                   1999                  1998
                                                                                (Unaudited)            (Audited)
                                                                               ------------           ------------
                                         LIABILITIES
Capitalization
  Common equity
    Common stock..........................................................     $     $1,476           $      1,476
    Additional paid-in capital............................................               70                     70
    Earnings reinvested...................................................              262                    210
    Accumulated other comprehensive income................................               (6)                    (6)
    Capital stock expense and other.......................................              (20)                   (20)
                                                                               ------------           ------------
                                                                                      1,782                  1,730
  Preferred stock
    With sinking fund requirements........................................              295                    295
    Without sinking fund requirements.....................................              171                    171
  Company-obligated mandatorily redeemable preferred
    securities of subsidiary trusts holding solely
    company debentures....................................................              250                    250
  Long-term debt..........................................................            2,445                  2,569
                                                                               ------------           ------------
                                                                                      4,943                  5,015
                                                                               ------------           ------------
Current Liabilities
  Short-term debt.........................................................              244                     80
  Long-term debt due within one year......................................              125
  Capital lease obligations due within one year...........................               60                     59
  Above market NUG purchases due within one year..........................              101                    105
  Accounts payable........................................................              308                    189
  Taxes and interest accrued..............................................               91                     86
  Dividends payable.......................................................               12                     12
  Unrealized mark-to-market energy trading losses.........................               41                      9
  Other...................................................................              105                    114
                                                                               ------------           ------------
                                                                                      1,087                    654
                                                                               ------------           ------------

Deferred Credits and Other Noncurrent Liabilities
  Deferred income taxes and investment tax credits........................            1,557                  1,561
  Above market NUG purchases..............................................              724                    775
  Capital lease obligations...............................................               97                    109
  Other...................................................................              756                    724
                                                                               ------------           ------------
                                                                                      3,134                  3,169
                                                                               ------------           ------------

Commitments and Contingent Liabilities (Note 11)..........................
                                                                               ------------           ------------
                                                                               $      9,164           $      8,838
                                                                               ============           ============

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

PP&L, INC. AND SUBSIDIARIES
---------------------------
CONSOLIDATED STATEMENT OF SHAREOWNER'S COMMON EQUITY
(Unaudited)
(Millions of Dollars)

                                                                                  Accumulated
                                                       Additional                    Other       Capital Stock
                                              Common    Paid-in       Earnings   Comprehensive    Expense and
                                               Stock    Capital      Reinvested      Income          Other         Total
                                              ------   ----------    ----------  -------------   -------------     ------
For the Three Months Ended June 30,
-----------------------------------
1999
Beginning Balance.........................    $1,476   $       70    $      241            ($6)           ($20)    $1,761
Comprehensive income
  Net income..............................                                   61
  Other comprehensive income:
  Total comprehensive income..............                                                                             61
Common dividends declared.................                                  (40)                                      (40)
                                              ------   ----------    ----------  -------------   -------------     ------
Ending Balance............................    $1,476   $       70    $      262            ($6)           ($20)    $1,782
                                              ======   ==========    ==========  =============   =============     ======
1998
Beginning Balance.........................    $1,476   $       64    $    1,119             $0            ($20)    $2,639
Comprehensive income
  Net loss................................                                 (897)
  Other comprehensive income:
  Total comprehensive income..............                                                                           (897)
Common dividends declared.................                                  (69)                                      (69)
                                              ------   ----------    ----------  -------------   -------------     ------
Ending Balance............................    $1,476   $       64    $      153             $0            ($20)    $1,673
                                              ======   ==========    ==========  =============   =============     ======

For the Six Months Ended June 30,
---------------------------------
1999
Beginning Balance.........................    $1,476   $       70    $      210            ($6)           ($20)    $1,730
Comprehensive income
  Net income..............................                                  169
  Other comprehensive income:
  Total comprehensive income..............                                                                            169
Common dividends declared.................                                 (117)                                     (117)
                                              ------   ----------    ----------  -------------   -------------     ------
Ending Balance............................    $1,476   $       70    $      262            ($6)           ($20)    $1,782
                                              ======   ==========    ==========  =============   =============     ======
1998
Beginning Balance.........................    $1,476   $       64    $    1,092             $0            ($20)    $2,612
Comprehensive income
  Net loss................................                                 (799)
  Other comprehensive income:
  Total comprehensive income..............                                                                           (799)
Common dividends declared.................                                 (140)                                     (140)
                                              ------   ----------    ----------  -------------   -------------     ------
Ending Balance............................    $1,476   $       64    $      153             $0            ($20)    $1,673
                                              ======   ==========    ==========  =============   =============     ======

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

     Certain amounts in the June 30, 1998 and December 31, 1998 financial statements have been reclassified to conform to the presentation in the June 30, 1999 financial statements.

2.  Summary of Significant Accounting Policies

     Reference is made to the "Summary of Significant Accounting Policies" in PP&L Resources' and PP&L's Form 10-K for the year ended December 31, 1998. Following are updates to the accounting policies described therein.

Recoverable Transition Costs

     Pursuant to the PUC Final Order, PP&L began amortizing its recoverable transition (or stranded) costs over an eleven-year transition period on January 1, 1999. Reference is made to Note 3 to the Financial Statements in PP&L Resources' and PP&L's Form 10-K for the year ended December 31, 1998 for the "Annual Stranded Cost Amortization and Return Schedule." This schedule is subject to revision for actual CTC collections. A portion of the recoverable transition costs were converted to intangible transition costs when securitized by the issuance of transition bonds. (See Note 4 for additional information.)

Liability for Above Market NUG Purchases

     At June 30, 1998, PP&L recorded an estimated liability for above-market purchases under existing NUG contracts. This liability was recorded as part of the PUC restructuring adjustments. (See Note 6 for additional information.) Effective January 1, 1999, PP&L began reducing this liability as an offset to "Energy Purchases" on the Consolidated Statement of Income. This reduction is based on the estimated timing of the purchases from the NUGs and projected market prices for this generation. This accounting will continue through 2014, when the last of the existing NUG contracts expire. This liability is subject to future revision if the underlying estimates of energy prices change.

Accounting for Price Risk Management

     PP&L Resources and PP&L entered into forward starting swaps and treasury locks to hedge the interest rate risk associated with anticipated debt financing. These interest rate swaps are accounted for under the accrual method. Accordingly, the gains or losses on these swaps will be recognized over the life of the debt. (See Note 9 for additional information.)

Comprehensive Income

     SFAS 130, "Reporting Comprehensive Income," established standards for reporting and disclosure of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and other comprehensive income which result in certain changes in common equity from transactions not related to shareowners. For PP&L, other comprehensive income consists of unrealized gains or losses on available-for-sale securities and the excess of additional pension liability over unamortized prior service costs. The other comprehensive income of PP&L Resources consists of the foregoing as well as foreign currency translation adjustments recorded by PP&L Global. In accordance with SFAS 130, comprehensive income is reflected on the Consolidated Statement of Shareowners' Common Equity, and accumulated other comprehensive income is presented in the capitalization section of the Consolidated Balance Sheet.

3. Earnings Per Share

     SFAS 128, "Earnings Per Share," requires the disclosure of basic and diluted EPS. Basic EPS is calculated by dividing earnings available to common shareowners ("Net Income" on the PP&L Resources' Consolidated Statement of Income) by the weighted average number of common shares outstanding during the period. In the calculation of diluted EPS, weighted average shares outstanding are increased for additional shares that would be outstanding if potentially dilutive securities were converted to common stock.

     In April 1999, PP&L Resources made its initial award of stock options under the Incentive Compensation Plan. At present, stock options are the only potentially dilutive securities outstanding. (See Note 14 for additional information.)

     Following are the calculations of basic and diluted EPS for PP&L Resources during the three and six months ended June 30, 1999:

                                       (Millions of dollars, except per share data)
                                                (Thousands of shares)
                                                    June 30, 1999
                               ---------------------------------------------------------
                                   Three months ended             Six months ended
                               ---------------------------   ---------------------------
                                          Weighted                      Weighted
                                         Avg Shares                    Avg Shares
                              Earnings  Outstanding   EPS    Earnings  Outstanding   EPS
                              --------  -----------  -----   --------  -----------  -----
Basic EPS                        $63       157,694   $0.40     $183       157,653   $1.16
Effect of Dilutive Shares                       45                             22
                                 ---       -------   -----     ----       -------   -----
Diluted EPS                      $63       157,739   $0.40     $183       157,675   $1.16

     There were no dilutive shares outstanding in 1998. The weighted average shares outstanding (in thousands) for the three and six months ended June 30, 1998 were 167,436 and 167,106, respectively.

4.  Securitization

     As part of its approval of the settlement of PP&L's restructuring proceeding in August 1998, the PUC issued a Qualified Rate Order permitting PP&L to issue transition bonds to securitize up to $2.85 billion of its stranded costs.


     In August 1999, PP&L Transition Bond Company LLC, a wholly owned subsidiary of PP&L, issued $2.42 billion of transition bonds in eight different classes, carrying expected average lives ranging from 1 year up to 8.7 years. PP&L used a portion of the proceeds to acquire equity held by PP&L Resources, including all the preferred stock held by PP&L Resources, $380 million, and $481 million of its common stock. In addition, PP&L used a portion of the proceeds to repurchase $1.467 billion of its first mortgage bonds through tender offers and open market purchases. In the third quarter of 1999, PP&L will record an extraordinary charge of about $59 million, for the premiums and related expenses paid to reacquire the first mortgage bonds. PP&L Resources used $417 million of the proceeds it received from PP&L to purchase 14 million shares of its common stock.

     In the third quarter of 1999, PP&L anticipates releasing approximately $78 million of deferred income taxes associated with the CTC that are no longer required after securitization.

     PP&L customers will benefit from the securitization through an expected average rate reduction of approximately one percent for the period the transition bonds are outstanding. Customer bills currently reflect the impact of a CTC. With securitization, a substantial portion of the CTC will be replaced with an ITC, which results in lower charges due to the flow through of 75% of the net financing savings from securitization. The actual reduction will vary year by year, and also by customer class and level of use.


5. PUC Restructuring Decision

     In August 1998, the PUC entered its Final Order approving the settlement of PP&L's restructuring proceeding under Pennsylvania's Customer Choice Act. Among other things, that Order:

     . permitted PP&L to recover $2.97 billion (on a net present value basis) in stranded costs over 11 years - i.e., from January 1, 1999 through December 31, 2009. PP&L's stranded costs are those which would have been recoverable under traditional rate regulation, but may not be recoverable in the competitive marketplace. PP&L is permitted a return of 10.86% on the unamortized balance of these stranded costs.

     . authorized PP&L to issue transition bonds to securitize up to $2.85 billion of its stranded costs.

     . required PP&L to reduce rates to all retail customers by four percent effective January 1, 1999 through December 31, 1999.

     . required PP&L to unbundle its retail electric rates beginning on January 1, 1999, to reflect separate prices for the transmission and distribution charges, the CTC (and if applicable, the ITC), and the generation charge. The CTC is a charge to be paid by all customers who receive delivery service from PP&L, to recover PP&L's stranded costs. The ITC, which offsets the CTC on customer bills, is a charge to be paid by delivery customers to reflect the securitization of stranded costs.

     . required PP&L to transfer its retail marketing function to a new subsidiary, PP&L EnergyPlus. PP&L EnergyPlus has a PUC license to act as a Pennsylvania EGS. This license permits PP&L EnergyPlus to offer retail electric supply to participating customers in PP&L's service territory and in the service territories of other Pennsylvania utilities. In 1999, PP&L EnergyPlus is offering such supply to industrial and commercial customers throughout the state and effective August 1, 1999 PP&L EnergyPlus can market electricity in New Jersey.

     . permitted, but did not require, PP&L to transfer ownership and operation of its generating facilities to a separate corporate entity at book value.

6.  Extraordinary Items

     PP&L prepares its financial statements for its regulated operations in accordance with SFAS 71, which requires rate-regulated companies to reflect the effects of regulatory decisions in their financial statements. PP&L deferred certain costs pursuant to rate actions of the PUC and the FERC and is recovering, or expects to recover, such costs in electric rates charged to customers.

     The EITF addressed the appropriateness of the continued application of SFAS 71 by entities in states that have enacted restructuring legislation similar to Pennsylvania's Customer Choice Act. The EITF came to a consensus on Issue No. 97-4, "Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statements 71 and 101," which concluded that an entity should cease to apply SFAS 71 when a deregulation plan is in place and its terms are known. For PP&L, with respect to the generation portion of its business, this occurred effective June 30, 1998, based upon the outcome of the PUC restructuring proceeding. (Refer to Note 5 for additional information related to the PUC Restructuring Decision.) PP&L adopted SFAS 101 for the generation side of its business. SFAS 101 required a determination of impairment of plant assets performed in accordance with SFAS 121, and the elimination of all effects of rate regulation that were recognized as assets and liabilities under SFAS 71.

     PP&L performed impairment tests of its electric generation assets on a plant specific basis and determined that $2.388 billion of its generation plant was impaired at June 30, 1998. Impaired plant was the excess of the net plant investment at June 30, 1998, over the present value of the net cash flows during the remaining lives of the plants. Annual net cash flows were determined by comparing estimated generation sustenance costs to estimated regulated revenues for the remainder of 1998, market revenues for 1999 and beyond, and revenues from bulk power contracts. The net cash flows were then discounted to present value.

     In addition to the impaired generation plant, PP&L estimated that there were other stranded costs totaling $1.989 billion at June 30, 1998. These other stranded costs included primarily generation-related regulatory assets and liabilities and an estimated liability for above-market purchases under NUG contracts. The total estimated impairment described above was $4.377 billion. The PUC's Final Order in the restructuring proceeding, entered on August 27, 1998, permitted the recovery of $2.819 billion through the CTC on a present value basis, excluding amounts for nuclear decommissioning and consumer education, resulting in a net under-recovery of $1.558 billion. PP&L recorded such amount as an extraordinary charge in June 1998.

     Under FERC Order 888, 16 small utilities which had power supply agreements with PP&L signed before July 11, 1994, requested and were provided with PP&L's current estimate of its stranded costs applicable to these customers if they were to terminate their agreements in 1999. Subject to certain conditions, FERC-approved settlement agreements executed with 15 of these customers provide for continued power supply by PP&L through January 2004. As a result of these settlements, PP&L recorded an extraordinary charge in the amount of $56 million in the second quarter of 1998.

     The extraordinary items related to the PUC restructuring proceeding and the FERC settlement are reflected on the Statement of Income, net of income taxes.

     Details of amounts written-off in June 1998 are as follows (millions of dollars):

   Impaired generation-related assets                         $ 2,388
   Above-market NUG contracts                                     854
   Generation-related regulatory assets and other               1,135
                                                              -------
   Total                                                        4,377
   Recoverable transition costs (a)                            (2,819)
                                                              -------
   Extraordinary item pre-tax - PUC                             1,558
                              - FERC                               56
                                                              -------
   Extraordinary items pre-tax- Total                           1,614
   Tax effects                                                   (666)
                                                              -------
   Extraordinary items                                        $   948
                                                              =======

(a) Excluding recoveries for nuclear decommissioning and consumer education expenditures.

7.   Segment and Related Information

     PP&L Resources' principal business segment is PP&L, which provides electricity delivery service in eastern and central Pennsylvania, sells retail electricity throughout Pennsylvania, and markets wholesale electricity in 30 states and Canada. PP&L Resources' other reported business segment, PP&L Global, invests in and develops worldwide power projects, with the majority of its investments located in the U.K., Chile, and El Salvador. PP&L Global also owns and operates generating facilities. PP&L Global's revenue represents equity earnings in investments and revenues from the sale of generation to wholesale customers. Other operating revenues of PP&L Resources represent gas distribution, mechanical contracting and engineering, and unregulated energy services. Financial data for PP&L Resources' business segments are as follows (millions of dollars):

Three months ended June 30, 1999
--------------------------------
                                                                              Other
                                                             PP&L           and Elimin-      PP&L
                                                PP&L         Global           ations      Resources
                                            ------------  ------------      ----------    ----------
Income statement data:
 Operating revenues                              $  923           $20           $ 61         $1,004
 Interest expense                                    48             7              6             61
 Depreciation and amortization                       59                            2             61
 Income taxes                                        42             1             (3)            40
 Net income                                          61             5             (3)            63

Six months ended June 30, 1999
------------------------------
                                                                              Other
                                                              PP&L          and Elimin-      PP&L
                                               PP&L           Global          ations      Resources
                                             -----------  ------------      ----------    ---------
Income statement data:
 Operating revenues                              $1,891           $41             $139       $2,071
 Interest expense                                    96            15               12          123
 Depreciation and amortization                      117                              4          121
 Income taxes                                       118                             (4)         114
 Net income                                         169            14                           183
Cash flow data:
 Property, plant and equipment
  expenditures                                      142            80                6          228
 Investments in unconsolidated
  affiliates

Three months ended June 30, 1998
--------------------------------
                                                                              Other
                                                            PP&L            and Elimin-    PP&L
                                               PP&L        Global             ations      Resources
                                            -----------   -----------       -----------   ---------
Income statement data:
 Operating revenues                              $  818           $ 8              $ 12      $  838
 Extraordinary items, net of taxes                 (948)                                       (948)
 Interest expense                                    49             5                            54
 Depreciation and amortization                       97                                          97
 Income taxes                                        40             1                (3)         38
 Net income                                        (897)            1                 2        (894)

Six months ended June 30, 1998
-----------------------------

                                                                               Other
                                                             PP&L           and Elimin-      PP&L
                                               PP&L         Global             ations      Resources
                                            -----------   -----------       -----------   -----------
Income statement data:
  Operating revenues                             $1,679          $ 17       $      23         $ 1,719
  Extraordinary items, net of taxes                (948)                                         (948)
  Interest expense                                   98             8                             106
  Depreciation and amortization                     195                                           195
  Income taxes                                      124             2              (4)            122
  Net income                                       (799)            2               4            (793)
Cash flow data:
  Property, plant and equipment
    expenditures                                    149                                           149
  Investments in unconsolidated
    affiliates                                                    276                             276

                                                                               Other
                                                             PP&L           and Elimin-       PP&L
                                               PP&L         Global             ations      Resources
                                            -----------   -----------       -----------   -----------
June 30, 1999
-------------
Balance sheet data:
  Cumulative net investment in
    unconsolidated affiliates                    $   17          $684                         $   701
  Total assets                                    9,164           927       $      13          10,104

December 31, 1998
-----------------
Balance sheet data:
  Cumulative net investment in
    unconsolidated affiliates                    $   17          $671                         $   688
  Total assets                                    8,838           757       $      12           9,607

8.  Sales to Other Electric Utilities

     Under an existing power purchase contract, PP&L is providing JCP&L with 189,000 kilowatts of capacity and related energy from all of its generating units during 1999. The agreement with JCP&L will terminate on December 31, 1999. PP&L expects to be able to resell the returning capacity and energy through its Energy Marketing Center.

     Under a separate agreement, PP&L is providing additional capacity and energy to JCP&L. This capacity and energy sale increased from 150,000 kilowatts to 200,000 kilowatts in June 1998, and increased to 300,000 kilowatts in June 1999 through the end of the agreement in May 2004. Prices for this capacity and energy are market-based.

     In February 1999, PP&L and UGI executed new interconnection and power supply agreements, which were submitted to the FERC in July 1999 for review and acceptance. Under the new power supply agreement beginning in 1999, UGI will purchase capacity from PP&L equal to UGI's PJM capacity obligation less the capacity reserve value of UGI's owned generation and an existing power purchase agreement. In 2000, UGI will purchase a firm block of energy in addition to the capacity. The power supply agreement ends in February 2001.

9.   Financial Instruments

     During the first six months of 1999, PP&L Resources and PP&L entered into forward starting interest rate swaps and treasury locks with various counterparties to hedge the interest rate risk associated with anticipated debt issuances, including the issuance of transition bonds in August 1999. At June 30, 1999, the notional amount of the financial instruments issued to hedge interest rate risk associated with the transition bonds was $640 million for PP&L Resources, plus an additional $555 million for PP&L. In July 1999, PP&L entered into additional forward interest rate swaps with notional amounts totaling $200 million. All financial instruments associated with hedging the interest rate risk of the transition bonds were settled at the end of July. The proceeds were received and recorded in August 1999. As a result of these hedging activities, interest expense on the transition bonds, applied under the effective interest method, will be reduced by $24.8 million. Seventy-five percent of these savings will be passed back to customers. On the same day that PP&L priced its transition bonds, PP&L entered into short dated treasury lock transactions with a notional amount of $1.07 billion to lock in the treasury rate related to PP&L's tender offer to purchase any or all of $1.66 billion of selected series of its mortgage bonds. These contracts were settled one week later for an immaterial amount, on the date that PP&L announced the purchase prices associated with the tender offer to purchase. (See Note 4 for additional information about transition bonds.)

     At June 30, 1999, PP&L Resources had entered into forward starting interest rate swaps with various counterparties to hedge the interest rate risk associated with debt issuances expected in the fourth quarter of 1999. These interest rate swap agreements involve the exchange of floating rate interest rate payments for fixed rate interest payments over the life of the agreements. PP&L Resources agreed to pay a fixed rate of 5.77% on a notional amount of $60 million with a maturity date of September 15, 2004 and fixed rates between 5.92% and 6.08% on notional amounts of $260 million with a maturity date of September 15, 2009. PP&L Resources will receive a variable interest payment based on the 6-month LIBOR rate through the maturity dates of the agreements. The estimated fair value of the forward interest rate swaps, which represents the estimated amount PP&L Resources would receive if it had terminated these agreements on June 30, 1999, was $17.7 million.

10.  Credit Arrangements and Financing Activities

     PP&L issues commercial paper and, from time to time, borrows from banks to provide short-term funds for PP&L's general corporate purposes. Bank borrowings generally bear interest at rates negotiated at the time of the borrowing. At June 30, 1999, PP&L had $44 million of commercial paper outstanding.

     PP&L Capital Funding, whose purpose is to provide debt funding for PP&L Resources and its subsidiaries other than PP&L, also issues commercial paper. As with all PP&L Capital Funding debt, this commercial paper is guaranteed by PP&L Resources. As of June 30, 1999, PP&L Capital Funding had $666 million of commercial paper outstanding.

     On July 1, 1999, PP&L and PP&L Capital Funding entered into a new $750 million credit facility. This facility replaced a $350 million 364-day revolving credit agreement shared by PP&L and PP&L Capital Funding and also five separate $80 million 364-day credit facilities maintained by PP&L Capital Funding. No borrowings are outstanding under this new facility.

     PP&L Capital Funding registered $400 million of debt securities with the SEC in early January 1999. It is expected that these debt securities will be issued from time to time as medium-term notes to provide long-term debt financing for PP&L Resources and its subsidiaries other than PP&L.

     In June 1999, PP&L instituted a short-term bond program in order to meet certain short-term working capital requirements and to increase financing flexibility. Under this program, up to $600 million of short-term bonds could be issued from time to time with no more than $200 million of such bonds outstanding at any one time. As of June 30, 1999, $200 million of these bonds were outstanding. This program was completed in August 1999 with a total of $600 million issued and subsequently paid upon maturity.

     In January and February 1999, PP&L Resources issued $8 million of new
common stock through the DRIP.    Effective March 1, 1999, the DRIP was changed
from a new issue to an open market purchase program.

     In anticipation of funds becoming available to PP&L Resources from the securitization of PP&L's stranded costs, PP&L announced its intention to purchase 14 million shares of common stock on the open market. In connection with this program, PP&L Resources entered into forward purchase agreements with a third party. As of June 30, 1999, the third party had purchased 11 million shares of PP&L Resources' common stock. If the forward purchase agreements had been settled on a net share basis on June 30, 1999, based on the closing price of the PP&L Resources' common stock on that date, PP&L Resources would have received approximately 606,000 shares of its common stock. In August 1999, the forward purchase agreements were settled and PP&L Resources purchased 14 million shares from the third party for $417 million.

     In July 1999, PP&L commenced cash tender offers for any and all of approximately $1.66 billion of 11 series of its first mortgage bonds. In August 1999, these tenders were completed. Through the tender offers and open market repurchases $1.467 billion of first mortgage bonds were repurchased and subsequently retired. See Note 4 for additional information on the issuance of $2.42 billion of transition bonds to securitize stranded costs, the proceeds of which were partially used to fund the purchase of tendered debt.

11.  Commitments and Contingent Liabilities

     There have been no material changes related to PP&L Resources' or PP&L's commitments and contingent liabilities since the companies filed their joint 1998 Form 10-K, except as described below.

     For discussion pertaining to PP&L Resources' and PP&L's credit arrangements and financing activities, see Note 10.

Nuclear Insurance

     PP&L is a member of certain insurance programs which provide coverage for property damage to members' nuclear generating stations. Facilities at the Susquehanna station are insured against property damage losses up to $2.75 billion under these programs. PP&L is also a member of an insurance program which provides insurance coverage for the cost of replacement power during prolonged outages of nuclear units caused by certain specified conditions. Under the property and replacement power insurance programs, PP&L could be assessed retroactive premiums in the event of the insurers' adverse loss experience. At June 30, 1999, the maximum amount PP&L could be assessed under these programs was about $25 million.

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

     PP&L has met the 1995 ambient ozone requirements of the Clean Air Act by reducing its rate of NOx emissions by nearly 50% through the use of low NOx burners. Further seasonal (i.e., 5 month) NOx reductions to 55% and 75% of 1990 levels for 1999 and 2003, respectively, are specified under the Northeast Ozone Transport Region's Memorandum of Understanding. The Pennsylvania DEP has finalized regulations which require PP&L to reduce its ozone seasonal NOx by 57% from 1999 levels beginning in May 1999. PP&L is complying with this reduction with operational initiatives that rely, to a large extent, on the existing low NOx burners.

     In 1997, the EPA finalized new national standards for ambient levels of ground-level ozone and fine particulates. Those standards were challenged by industry groups and have been held invalid by the D. C. Circuit Court of Appeals. Based in part on the new ozone standard, the EPA has called for 22 states (including PA) to revise their regulations capping their NOx emissions to specified levels in 2003. PA's NOx emissions cap in effect requires approximately an 80% reduction in NOx emissions from the 1990 level. The EPA required states to make these revisions to their regulations by September 1999. However, these EPA requirements have also been challenged in the D. C. Circuit Court of Appeals and the Court has stayed the September 1999 deadline.

     Pursuant to Section 126 of the Clean Air Act, several Northeast states have petitioned the EPA to find that major sources of NOx emissions, including PP&L's power plants, are significantly contributing to non-attainment in those states. The EPA found significant contribution by most sources named in the petitions and proposed to require emissions reductions at those sources if the states in which these sources are located fail to develop plans by September 1999 to implement the proposed 2003 limits. The EPA's finding of significant contribution has been challenged in the D.C. Circuit Court of Appeals. The EPA has recently issued an interim stay of its action on these 126 petitions in light of the D. C. Circuit Court of Appeals' decisions. PP&L estimates that compliance with the 2003 emissions reduction requirements could require installation of NOx emissions removal systems on PP&L's three largest coal-fired units, at a capital cost of approximately $35 million per unit. A new particulates standard, if ultimately upheld, may require further reductions in SO2 and may expand the planned seasonal NOx reductions to year round in the 2010-2012 timeframe.

     Under the Clean Air Act, the EPA has been studying the health effects of hazardous air emissions from power plants and other sources, in order to determine whether those emissions should be regulated. The EPA released a technical report of its findings to date and concluded that mercury is the power plant air toxic of greatest concern, but that more evaluation is needed before it can determine whether regulation of air toxics from fossil fuel plants is necessary. The EPA is now seeking mercury and chlorine sampling and other data from electric generating units, including PP&L's. In addition, the EPA has announced an enforcement initiative against older coal-fired plants. Several of PP&L's coal-fired plants could fall into this category. These EPA initiatives could result in compliance costs for PP&L in amounts which are not now determinable but which could be material.

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

     Groundwater degradation related to fuel oil leakage from underground facilities and seepage from coal refuse disposal areas and coal storage piles has been identified at several PP&L generating stations. Remedial work related to oil leakage is substantially completed at two generating stations, and the remedial work to abate a localized groundwater degradation problem associated with a waste disposal impoundment at the Montour plant has been completed.

     The final NPDES permit for the Montour plant contains stringent limits for iron and chlorine discharges. Depending on the results of a toxic reduction study, additional water treatment facilities or operational changes may be needed at this plant.

     Capital expenditures through the year 2003 to correct groundwater degradation at fossil-fueled generating stations and to address waste water control at PP&L facilities are included in the table of construction expenditures in the section entitled "Financial Condition - Capital Expenditure Requirements" in the Review of the Financial Condition and Results of Operations in the 1998 Form 10-K. In this regard, PP&L currently estimates that $5.5 million of additional expenditures may be required in the next four years to close some of the ash basins and address other ash basin issues at various generating plants. Additional expenditures could be required beyond the year 2003 in amounts which are not now determinable but which could be material. Actions taken to correct groundwater degradation, to comply with the DEP's regulations and to address waste water control are also expected to result in increased operating costs in amounts which are not now determinable but which could be material.

     Remediation Under Multi-Site Consent Orders
     -------------------------------------------

     In 1995, PP&L entered into a consent order with the DEP to address a number of sites where PP&L may be liable for remediation of contamination. This may include potential PCB contamination at certain PP&L substations and pole sites; potential contamination at a number of coal gas manufacturing facilities formerly owned and operated by PP&L; and oil or other contamination which may exist at some of PP&L's former generating facilities. As of June 30, 1999, PP&L has completed work on slightly more than half of the sites included in the consent order.

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

     At June 30, 1999, PP&L had accrued approximately $6 million and Penn Fuel Gas had accrued $15 million, representing the respective amounts PP&L and Penn Fuel Gas can reasonably estimate they will have to spend to remediate sites involving the removal of hazardous or toxic substances, including those covered by each company's consent orders mentioned above. Future cleanup or remediation work at sites currently under review, or at sites not currently identified, may result in material additional operating costs for PP&L or Penn Fuel Gas, which neither company can estimate at this time. In addition, certain federal and state statutes, including Superfund and the Pennsylvania Hazardous Sites Cleanup Act, empower certain governmental agencies, such as the EPA and the DEP, to seek compensation from the responsible parties for the lost value of damaged natural resources. The EPA and the DEP may file such compensation claims against the parties, including PP&L or Penn Fuel Gas, held responsible for cleanup of such sites. Such natural resource damage claims against PP&L or Penn Fuel Gas could result in material additional liabilities.

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

Loan and Other Guarantees of Affiliated Companies

     PP&L Resources provides certain guarantees for its subsidiaries. Specifically, PP&L Resources guarantees all of the debt of PP&L Capital

Funding. As of June 30, 1999, PP&L Resources had guaranteed (as shown on its Consolidated Balance Sheet) $397 million of medium-term notes and $666 million of commercial paper issued by PP&L Capital Funding and $19 million of notes of a subsidiary of Penn Fuel Gas. In addition, PP&L Resources provided $113 million of guarantees to PP&L Global subsidiaries.

     As of June 30, 1999, PP&L Resources also had guaranteed certain obligations of PP&L EnergyPlus for up to $235 million under certain power purchase and sales agreements.

     As of June 30, 1999, PP&L had provided a guarantee in the amount of $12 million in support of one of its subsidiaries.

12.  Acquisitions and Divestitures

     In February 1999, PP&L Resources acquired McCarl's; and in April 1999, PP&L Spectrum acquired Burns Mechanical. In July 1999, PP&L Resources announced an agreement to acquire another mechanical contractor and engineering firm Western Massachusetts Holdings, Inc. The purchase prices for these mechanical contracting and engineering firms were not material.

     In May 1999, PP&L signed a definitive agreement to sell its Sunbury plant and the principal assets of its wholly owned coal processing subsidiary, Lady Jane Collieries, to Sunbury Holdings, LLC. PP&L expects to receive total cash proceeds of about $106 million for the assets, including coal inventory, which would translate into a one-time contribution of about 25 cents per share to PP&L Resources' 1999 earnings. The closing, which is subject to certain regulatory approvals and other closing conditions, is expected later in 1999.

     In May 1999, PP&L Global acquired most of Bangor Hydro-Electric Company's generating assets and certain transmission rights, as well as its interest in an oil-fired generation facility, for $79 million. In July 1999, PP&L Global purchased Bangor Hydro-Electric Company's 50% interest in the 13 megawatt West Enfield hydroelectric station for $10 million. While the economic interest in this project has been transferred, the associated stock transfer requires the approval of the Maine PUC. This approval is expected by the end of 1999.

     In July 1999, PP&L Global completed the acquisition of an additional 29.2% interest in Emel, one of Chile's largest electricity distribution companies. Emel provides electricity distribution service to about 800,000 customers in Chile, Bolivia and El Salvador. The $95 million acquisition brings PP&L Global's ownership of Emel to 66.7%, thereby achieving full operational control of the company.

     PP&L Global also has signed definitive agreements with the Montana Power Company, Portland General Electric Company and Puget Sound Energy, Inc. to acquire 13 Montana power plants, with 2,614 Mw of generating capacity, for a purchase price of $1.586 billion. The acquisition is subject to several conditions, including the receipt of required state and federal regulatory approvals and third party consents. In this regard, FERC has approved the sale of the power plants to PP&L Global. Upon completion of this acquisition PP&L Global will have 100% ownership interest in these power plants except for Colstrip Units 3 and 4. PP&L Global's ownership interest of these units will be 75%, since both PacifiCorp and Avista Corporation will maintain their existing ownership percentages. PP&L Global expects to complete this acquisition by the end of 1999. About 65% of the acquisition cost is expected to be financed on a project credit basis, non-recourse to PP&L Resources. The balance of the acquisition cost is expected to be financed through a combination of debt and equity issued by PP&L Resources. The agreements also provide for PP&L Resources' acquisition of related transmission assets for an additional $182 million, subject to certain conditions, including federal regulatory approval.

     PP&L Resources is in the process of acquiring the energy marketing operation of the Montana Power Company for an amount that is not material. The Montana marketing and trading operation will become part of PP&L EnergyPlus, PP&L's marketing company, and will sell electricity in both the wholesale and retail markets in Montana and the Northwest.

     In June 1999, PP&L Global's U.K. subsidiary, SWEB, announced an agreement to sell a portion of its operations, known as the electricity supply business, to London Electricity for about $256 million. PP&L Global owns 51% of SWEB. Southern Energy, based in Atlanta, owns 49% and has operational and management control of SWEB. The supply business represents about 15% of SWEB's annual earnings. SWEB will continue to own and operate an extensive power network in southwest Britain, transporting and delivering electricity to 1.4 million customers.

     In August 1999, the U.K.'s Office of Gas and Electricity Markets, the regulatory authority for electricity and natural gas distribution in the U.K., issued proposed base rate reductions for the country's 14 electricity distribution businesses, including SWEB. The proposed rate reduction for SWEB is between 21% and 26%. The affected companies have until September 17, 1999 to respond to the proposed rate reductions. Under the proposal, the final rates would be issued in November 1999 and would be in effect for five years beginning in April 2000. SWEB has indicated that it intends to manage its business operations in a manner that mitigates the financial impact of any rate reductions. PP&L Resources at this time is unable to predict the ultimate financial impact of this proposal.

     In July 1999, PP&L Global reached an agreement with Duke Energy North America to jointly complete the Griffith Energy Project, a gas-fired, combined-cycle power plant near Kingman, Arizona. As part of the agreement, PP&L Global will transfer a 50 percent interest in the project to Duke, and Duke will fund 50 percent of the capital cost of the project. The facility, expected to be in service in 2001, would have a nominal base-load capacity of 500 megawatts and a peak capacity of 600 megawatts. The project cost is anticipated at about $300 million.

13.  Jointly Owned Facilities

     In May 1999, a PP&L Global subsidiary acquired an 8.33% share of the Wyman oil-fired generating station located in Yarmouth, Maine. At June 30, 1999, PP&L Resources' balance sheet includes $15 million plant in service for this station. Accumulated depreciation, recorded subsequent to the May acquisition, is not material. There was no construction work in progress at June 30, 1999.

     PP&L Resources will provide its own financing for this facility. The operating costs of the Wyman facility are included in the Consolidated Statement of Income of PP&L Resources.

14.  Stock Option Program

     In April 1999, the shareowners of PP&L Resources approved the amendment of the Incentive Compensation Plan to effectuate a new stock option program and to enable PP&L Resources to make stock option awards and other stock-based awards under that Plan that are deductible under Section 162(m) of the Internal Revenue Code. Under the Plan, the Compensation & Corporate Governance Committee of the Board of Directors is authorized to grant both incentive stock options and non-qualified stock options to officers and other key employees of PP&L Resources or its subsidiaries. These options are exercisable at a price per share not less than the fair market value per share at the date of grant. The options are exercisable beginning one year after the grant, assuming the individual is still in the employ of PP&L Resources or a subsidiary, in installments as determined by the Committee. The options may not be exercised after ten years from the grant date.

     In April 1999, the Committee, pursuant to the Incentive Compensation Plan, granted non-qualified stock options to purchase 694,800 shares of PP&L Resources' common stock. The exercise price of these options is $26.8438 per share. Of the stock options initially awarded, 62,700 were forfeited and 632,100 were outstanding at June 30, 1999. The options have a remaining life of about
9.8 years, and will vest in equal installments on April 23 in the years 2000, 2001 and 2002.

     As provided for in SFAS 123, "Accounting For Stock-Based Compensation," PP&L Resources continues to account for stock options based on the intrinsic value method in accordance with Accounting Principles Board Opinion 25, "Accounting For Stock Issued to Employees." The compensation expense under the fair value method, another method permitted by SFAS 123, would not have been materially different during the three and six months ended June 30, 1999. The dilutive effect of the stock options is presented in Note 3.

15.  New Accounting Standards

     In June 1999, the FASB issued SFAS 137 which defers the effective date of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," to fiscal years beginning after June 15, 2000. SFAS 137 also changed the look-back period for bifurcating embedded derivatives in host contracts from December 31, 1997, to December 31, 1998. PP&L Resources and PP&L intend to adopt SFAS 133 as of January 1, 2001. The impact of the adoption of this statement on the net income and financial position of PP&L Resources and PP&L is not yet determinable but may be material.

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

                             Results of Operations
                             ---------------------

     The following discussion explains material changes in principal items on the Consolidated Statement of Income comparing the three months and six months ended June 30, 1999, to the comparable periods ended June 30, 1998.

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

Earnings


                                           Comparison of Earnings - June 30
                                      ------------------------------------------
                                       Three Months Ended     Six Months Ended
                                      --------------------   -------------------
                                        1999       1998        1999       1998
                                      --------   ---------   --------   --------
Earnings per share - excluding
 weather variances and
 one-time adjustments                   $ 0.41   $  0.35      $ 1.20    $  1.06

Weather variances on
 billing adjusted sales                  (0.01)    (0.03)      (0.04)     (0.14)
One-time adjustments
 PUC Restructuring Charge                          (5.47)                 (5.48)
 FERC Municipalities Settlement                    (0.19)                 (0.19)
                                        ------   -------      ------    -------
Earnings per share - reported           $ 0.40    ($5.34)     $ 1.16     ($4.75)
                                        ======   =======      ======    =======

     PP&L had two extraordinary items in June 1998 related to the PUC restructuring proceeding and a settlement with municipalities under FERC jurisdiction. Refer to Note 6 to the Financial Statements for further information.

     Earnings per share, excluding weather variances and extraordinary items, were $.06 higher for the three months ended June 30, 1999, and $.14 higher for the first six months of 1999, when compared with the same periods in 1998.

     The earnings improvements in both periods reflect higher sales of electricity delivered to retail customers, higher margins on wholesale energy marketing and trading activities and higher earnings of PP&L Global. Depreciation and the effective income tax rate were lower than comparable periods in 1998, a direct result of the restructuring adjustments recorded by PP&L in June 1998. PP&L Resources' September 1998 common stock purchase program also had a favorable impact on earnings per share.

     These earnings gains were partially offset by a four percent rate reduction for electricity delivery customers effective January 1, 1999, through December 31, 1999. PP&L revenues were further impacted by the loss of commercial and industrial customers who chose alternate suppliers for their generation supply. In addition, PP&L lost the benefit of certain regulatory treatments that improved earnings during the first six months of 1998. In 1998, PP&L was able to defer the loss of revenue experienced during the customer choice pilot program. Moreover, PP&L was permitted to recoup a portion of its undercollected energy costs as part of its restructuring filing.

Securitization

     Refer to Note 4 to the Financial Statements for information regarding the securitization of stranded costs.

Electric Energy Sales

     Electricity sales for 1999 and 1998 were as follows:


                                        June 30, 1999 vs. June 30, 1998
                                  --------------------------------------------
                                  Three Months Ended        Six Months Ended
                                  -------------------     --------------------
                                     1999      1998         1999        1998
                                     ----      ----         ----        ----
                                               (Millions of kWh)
Electricity delivered to
retail customers by PP&L (a)         7,704    7,378        16,884      15,834

Less:  Electricity supplied
by others                            2,345      483         4,068         974
                                     -----    -----        ------      ------

Electricity supplied to retail
customers by PP&L                    5,359    6,895        12,816      14,860

Electricity supplied to retail
customers by PP&L EnergyPlus         2,595      439         4,067         670
                                     -----    -----        ------      ------

Total electricity supplied to
retail customers (a)                 7,954    7,334        16,883      15,530

Wholesale Energy Sales               7,236    8,212        16,168      17,045

(a) kWh for customers residing in PP&L's service territory who received energy from PP&L or PP&L EnergyPlus are reflected in both of these categories.

     Under Pennsylvania's Electric Choice program, beginning on January 1, 1999 customers are allowed to choose the supplier of their electricity. Customers making this choice continue to have the utility that serves their territory deliver electricity from the supplier of choice. "Electricity delivered to retail customers by PP&L" is the amount of electricity delivered by PP&L to customers in its service territory. "Electricity supplied to retail customers by PP&L" represents the amount of electricity supplied to PP&L service territory customers who are not participating in the Electric Choice program. "Electricity supplied to retail customers by PP&L EnergyPlus" is electricity supplied to customers within and outside PP&L's service territory who participate in the Electric Choice program and chose PP&L EnergyPlus as their energy supplier.

     Electricity delivered to retail customers in the three months ended June 30, 1999, increased by 326 million kWh, or 4.4%, from the comparable period in 1998. Weather did not have a significant impact during the second quarter of either period.

     Total electricity supplied to retail customers increased by 620 million kWh, or 8.5%, when comparing three months ended June 30, 1999, to the same period in 1998. Total electricity supplied increased more than electricity delivered because PP&L EnergyPlus' gains in the competitive electricity supply market were greater than the losses to other utilities. Overall, PP&L's supply of electricity in the second quarter to retail customers inside and outside of its regulated service territory was 3% higher than its delivery of electricity within its regulated service territory.

     Electricity delivered to retail customers in the six months ended June 30, 1999, increased by 1,050 million kWh, or 6.6%, from the comparable period in 1998. If normal weather had been experienced in the first half of 1999 and 1998, deliveries would have increased by 3.6%.

     Electricity supplied to retail customers increased by 1,353 million kWh, or 8.7%, when comparing six months ended June 30, 1999, to the same period in 1998. This increase is due to the increased sales by PP&L EnergyPlus in the competitive market, and the impact of mild weather on sales in the first quarter of 1998.

     Wholesale energy sales, which includes sales to other utilities and energy marketers through contracts, spot market transactions or power pool arrangements, decreased by 976 million kWh and 877 million kWh in the three and six month periods ending June 30, 1999, when compared to the same periods in 1998. These decreases were primarily the result of decreased activity of the Energy Marketing Center in the wholesale market because of retail market needs, and the decrease or expiration of contracts.

Energy Marketing and Trading Activities

     PP&L purchases and sells electric capacity and energy at the wholesale level under its FERC market-based tariff. PP&L has entered into agreements to sell firm capacity or energy under its market-based tariff to certain entities located inside and outside of the PJM power pool. PP&L enters into these agreements to market available energy and capacity from its generating assets and to profit from market price fluctuations. PP&L is actively managing its portfolio to attempt to capture the opportunities and limit its exposure to volatile prices. In July 1999, PP&L entered into an insurance contract to mitigate risk associated with a potential forced outage during periods of high market prices.

     PP&L has entered into an agreement to provide wholesale energy marketing, trading and energy portfolio management services for an energy cooperative organization that provides energy-related services to public power entities. The market risk associated with this type of activity is not material. PP&L expects to expand its activities by entering into similar agreements with other counterparties.

Quantitative and Qualitative Disclosures About Market Risk

     The effects of PP&L Resources' and PP&L's market risks associated with commodity prices, foreign currency exchange rates, equity prices, and interest rates for debt recorded on the Consolidated Balance Sheet have not changed materially since December 31, 1998. However, during the first six months of 1999, PP&L Resources and PP&L entered into forward starting interest rate swaps and treasury locks with various counterparties to hedge the interest rate risk associated with anticipated debt issuances, including the issuance of transition bonds in August 1999. (See Note 4 to the Financial Statements.) At June 30, 1999, the notional amount of the financial instruments issued to hedge interest rate risk associated with the transition bonds was $640 million for PP&L Resources, plus an additional $555 million for PP&L. In July 1999, PP&L entered into additional forward interest rate swaps with notional amounts totaling $200 million. All financial instruments associated with hedging the interest rate risk of the transition bonds were settled at the end of July. The proceeds were received and recorded in August 1999. As a result of these hedging activities, interest expense on the transition bonds, applied under the effective interest method, will be reduced by $24.8 million. Seventy-five percent of these savings will be passed back to customers. On the same day that PP&L priced its transition bonds, PP&L entered into short dated treasury lock transactions with a notional amount of $1.07 billion to lock in the treasury rate related to PP&L's tender offer to purchase any or all of $1.66 billion of selected series of its mortgage bonds. These contracts were settled one week later for an immaterial amount, on the date that PP&L announced the purchase prices associated with the tender offer.

     In addition, at June 30, 1999, PP&L Resources had entered into forward starting interest rate swaps with various counterparties to hedge the interest rate risk associated with debt issuances expected in the fourth quarter of 1999. These interest rates swap agreements involve the exchange of floating rate interest rate payments for fixed rate interest payments over the life of the agreements. PP&L Resources agreed to pay a fixed rate of 5.77% on a notional amount of $60 million with a maturity date of September 15, 2004 and fixed rates between 5.92% and 6.08% on notional amounts of $260 million with a maturity date of September 15, 2009. PP&L Resources will receive a variable interest payment based on the 6-month LIBOR rate through the maturity dates of the agreements. The estimated fair value of the forward interest rate swaps, which represents the estimated amount PP&L Resources would receive if it had terminated these agreements on June 30, 1999, was $17.7 million.

     PP&L Resources remains exposed to changes in the fair value of the forward starting interest rate swaps described in the preceding paragraph. At June 30, 1999, PP&L Resources, based on historical trends, estimated its potential maximum exposure to a change in the fair value of these instruments through a downward movement in interest rates over a one-day period, based on a confidence level of 97.5%, at $2.9 million.

Operating Revenues

Electric
--------

     The increase (decrease) in revenues from electric operations was attributable to the following:

                                   June 30, 1999 vs. June 30, 1998
                                --------------------------------------
                                Three Months Ended   Six Months Ended
                                -------------------  -----------------
                                         (Millions of Dollars)
Retail Electric Revenue
  PP&L:
    Weather effect                       $  2              $  25
    Sales volume and sales mix            (82)              (120)
    Unbilled                               (5)               (22)
  PP&L EnergyPlus:
    Sales volume and sales mix            101                151
    Unbilled                                1                 28
  Other                                     9                 14
                                         ----              -----
                                         $ 26              $  76
                                         ====              =====

     Operating revenues for electric operations increased by $26 million, or 4.7%, and $76 million, or 6.5%, for the three and six months ended June 30, 1999, respectively, when compared to the same periods in 1998. Excluding the effects of weather in both periods, revenue increased by $24 million and $51 million in 1999 over 1998 for the three and six months ended June 30, respectively. Although weather unfavorably impacted sales for the first six months in 1999, the same period in 1998 saw the largest unfavorable weather impact on sales in the 27 years PP&L has tracked such weather effects.

     Weather-normalized retail revenues of PP&L were $87 million and $142 million lower for the three and six months ended June 30, 1999, respectively, when compared to the same periods in 1998. In connection with the PUC's Final Order in PP&L's restructuring proceeding, retail rates were reduced by four percent effective January 1, 1999 through December 31, 1999. Additionally, PP&L revenues were impacted by the loss of commercial and industrial customers who chose alternate suppliers for their generation supply. A portion of the revenue collected from customers is applied to amortize the recoverable transition costs established as part of the restructuring filing. This amortization is reflected as a separate line on the Consolidated Statement of Income under "Operating Expenses."

     PP&L EnergyPlus, an unregulated subsidiary of PP&L marketing energy in Pennsylvania, provided $102 million and $179 million of billed and unbilled revenues in the three and six months ended June 30, 1999, respectively. These revenues offset increased power purchases.

Gas and Propane
---------------

     PP&L Resources acquired Penn Fuel Gas in August 1998. The results of Penn Fuel Gas, including revenues and the associated costs from gas and propane operations, have been recorded subsequent to acquisition.

Wholesale Energy Marketing and Trading Activities
-------------------------------------------------

     The increase (decrease) in revenues from wholesale energy marketing and trading activities was attributable to the following:

                                June 30, 1999 vs. June 30, 1998
                             --------------------------------------
                             Three Months Ended   Six Months Ended
                             -------------------  -----------------
                                     (Millions of Dollars)
     Bilaterial Sales                 $ 48               $ 69
     PJM                                (9)                 4
     Cost-based contracts              (15)               (31)
     Oil & gas sales                    54                 88
                                      ----               ----
                                      $ 78               $130
                                      ====               ====

     Revenues from wholesale energy marketing and trading activities increased by $78 million and $130 million for the three and six months ended June 30, 1999, respectively, when compared to the same periods in 1998. Revenues in both periods increased despite the phase-down of the capacity and energy agreement with JCP&L and the end of the capacity and energy agreement with Atlantic.
These revenue decreases are reflected in cost-based contracts. The overall revenue increase reflects PP&L's continued emphasis in competing in wholesale markets. Energy purchases have also increased to meet these increased sales. Refer to "Energy Purchases" for more information.

Energy-Related Businesses

     Energy-related businesses contributed $16 million and $6 million to the operating income of PP&L Resources for the three months ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1999 and 1998, these businesses contributed a total of $33 million and $11 million to operating income, respectively. These results primarily reflect higher equity earnings due to PP&L Global's additional investment in SWEB. These earnings were partially offset by higher interest and development expenses. Energy-related businesses, including PP&L Global, PP&L Spectrum, H.T. Lyons, McClure, McCarl's and Burns Mechanical, are expected to provide an increasing share of PP&L Resources' future earnings.

Electric Fuel Costs

     Electric fuel costs decreased $23 million and $15 million for the three and six months ended June 30, 1999, respectively, from the comparable periods in 1998. These decreases were primarily due to unplanned outages and lower fuel prices. The decrease for the three month period was partially offset by higher generation at the Susquehanna generating station. The decrease for the six month period was partially offset by a one-time charge of $5 million in 1999 to accrue for the increase in estimated costs of dry cask canisters for on-site spent fuel storage at the Susquehanna plant.

Energy Purchases

     Energy purchases increased by $133 million and $174 million for the three months and six months ended June 30, 1999, respectively, over the comparable periods in 1998. These increases were primarily due to higher prices for energy purchases along with additional purchases to support unplanned outages at PP&L generating stations. An increase in gas purchases during 1999 to support the Energy Marketing Center's marketing and trading activities also contributed to the increase in energy purchases.

     These increased purchase costs were offset by the mark-to-market accounting related to energy trading activities as well as the amortization of the above market NUG purchases. See Financial Note 15 of PP&L Resources' 1998 Form 10-K for additional information.

Other Operation Expenses

     Other operation expenses increased by $52 million for the six months ended June 30, 1999, compared with the same period in 1998. About $31 million of the increase was due to certain regulatory credits that were no longer effective in 1999. In 1998, PP&L was able to defer the loss of revenue experienced during the customer choice pilot program. In 1998, PP&L also was permitted to defer uncollected energy costs. These regulatory credits were recorded as offsets to Other Operating Expense in the first half of 1998. The remaining increase was due to increased selling expenses associated with supplying energy to customers throughout Pennsylvania participating in the state's Electric Choice program, an increase in wage and benefit costs, and the operating costs of Penn Fuel Gas, which was acquired in August 1998.

     There was no material change in other operating expenses for the three months ended June 30, 1999 versus June 30, 1998.

Power Plant Operations

     On April 29, 1999, PP&L's Holtwood coal-fired generating station was closed. The adjacent hydroelectric plant continues to operate. The closing, which was announced in August 1998, is part of an effort to reduce operating costs and position PP&L for the competitive marketplace.

     On May 24, 1999, PP&L signed a definitive agreement to sell its Sunbury plant and the principal assets of its wholly owned coal processing subsidiary, Lady Jane Collieries, to Sunbury Holdings, LLC. PP&L expects to receive total cash proceeds of about $106 million for the assets, including coal inventory, which would translate into a one-time contribution of about 25 cents per share to PP&L Resources' 1999 earnings.

The closing, which is subject to certain regulatory approvals and other closing conditions, is expected to occur later in 1999.

     The senior management of PP&L has commenced an analysis of the feasibility, benefits and costs of transferring ownership and operation of its generating facilities to an affiliated company. However, this analysis has not been completed and no recommendation to PP&L's Board of Directors has been made with respect to any such transaction. Consequently, at this time PP&L is unable to predict the likelihood or timing of such a transfer.

Depreciation and Amortization Expenses

     Depreciation and amortization expenses decreased by $36 million and $74 million, respectively, for the three and six months ended June 30, 1999, compared with the same periods in 1998. These decreases were mainly due to the write-down of generation-related assets in connection with the restructuring adjustments recorded in June 1998. See Note 6 to the Financial Statements for additional information.

                              Financial Condition
                              -------------------

Financing Activities

     The following financing activities have occurred to date in 1999:

     . In January and February 1999, PP&L Resources issued $8 million of new common stock through the DRIP. Effective March 1, 1999, the DRIP was changed from a new issue to an open market purchase program.

     . In anticipation of funding becoming available to PP&L Resources from the securitization of PP&L's stranded costs, PP&L Resources entered into forward purchase agreements with a third party to acquire 14 million shares of its common stock. At June 30, 1999, the third party had purchased 11 million shares of PP&L Resources stock. In August 1999, the forward purchase agreement was completed and PP&L Resources purchased 14 million shares from the third party for $417 million.

     . In June 1999, PP&L instituted a short-term bond program in order to meet short-term working capital requirements and to increase financing flexibility. Under this program, up to $600 million of short-term bonds could be issued from time to time with no more than $200 million of such bonds outstanding at any one time. As of June 30, 1999, $200 million of these bonds were outstanding. This program was completed in August 1999 with a total of $600 million issued and subsequently paid upon maturity.

     . In July 1999, PP&L commenced cash tender offers for any and all of approximately $1.66 billion of 11 series of its first mortgage bonds. In August 1999, these tenders were completed. Through these tender offers and open market repurchases, $1.467 billion of first mortgage bonds were repurchased and subsequently retired.

     . Refer to Note 4 to the Financial Statements for information on the issuance of $2.42 billion of transition bonds to securitize stranded costs.

     Refer to Note 10 to the Financial Statements for additional information on credit arrangements and financing activities.

Financing and Liquidity

     The change in cash and cash equivalents for PP&L Resources for the six months ended June 30, 1999, increased $212 million from the comparable period in 1998. The reasons for this change were:

     . A $6 million increase in cash provided by operating activities, primarily due to the increase in net income when adjusted for the impact of certain non-cash items. Earnings in 1999 benefited from a net unrealized mark-to-market gain on trading activities, amortization of the liability for above-market NUG purchases, equity in earnings of unconsolidated affiliates and lower depreciation.

     . A $179 million decrease in cash used in investing activities, primarily due to a decrease in PP&L Global's investment in unconsolidated affiliates. This was partially offset by an increase in PP&L Global's investment in domestic power plants.

     . A $27 million increase in cash from financing activities. This increase was due to higher short-term debt and a decline in common dividends paid. Lower issuance of common stock partially offset the increase in cash from financing activities.

Financial Indicators

     The results for the twelve months ended June 30, 1999 and 1998 were impacted by extraordinary items, other one-time adjustments and weather. The following financial indicators for PP&L Resources reflect the elimination of these impacts from earnings, and provide an additional measure of the underlying earnings performance of PP&L Resources and its subsidiaries.

                                    12 Months Ended June 30,
                                   --------------------------
                                       1999          1998
                                   ------------  ------------
Earnings per share, as adjusted         $ 2.23        $ 1.94

Return on average common equity          13.70%        11.19%

Ratio of pre-tax income to
  interest charges                        3.32          3.60

Dividends declared per share            $ 1.00        $ 1.67


Acquisitions and Divestitures

     Refer to Note 12 to the Financial Statements for information regarding Acquisitions and Divestitures.

     As of June 30, 1999, PP&L Global had investments of $684 million in distribution, transmission and generation facilities in the U.K., Bolivia, Peru, Argentina, Brazil, Spain, Portugal, Chile and El Salvador. PP&L Global's major investments to date are SWEB, Emel and DelSur.

     PP&L Global continues to pursue opportunities to develop and acquire electric generation, transmission and distribution facilities in the United States and abroad.

Commitments and Contingent Liabilities

     There have been no material changes related to PP&L Resources' or PP&L's commitments and contingent liabilities since the companies filed their joint 1998 Form 10-K, except for loan guarantees discussed in Note 11 to the Financial Statements.

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

     State Activities
     ----------------

     Reference is made to Note 3 to the Financial Statements in PP&L Resources' and PP&L's Form 10-K for the year ended December 31, 1998 for a discussion of PP&L's PUC restructuring proceeding under the Customer Choice Act.

     Reference is also made to Note 3 to the Financial Statements in PP&L Resources' and PP&L's Form 10-K for the year ended December 31, 1998 regarding PP&L's transfer of its retail electric marketing function to

PP&L EnergyPlus, a separate affiliated corporation. PP&L EnergyPlus has a PUC license to act as a Pennsylvania EGS. This license permits PP&L EnergyPlus to offer retail electric supply to participating customers in PP&L's service territory and in the service territories of other Pennsylvania utilities. In 1999, PP&L EnergyPlus is offering such supply to industrial and commercial customers throughout the state. In July 1999, PP&L EnergyPlus received an interim license to market electricity in New Jersey effective August 1999.

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

     In September 1998, PP&L filed its EGS Coordination Tariff with the FERC. The EGS Coordination Tariff applies to entities licensed to serve retail electricity customers under the Commonwealth of Pennsylvania's retail access program. The purpose of the EGS Coordination Tariff is to permit PP&L to provide EGSs with certain FERC-jurisdictional services which will facilitate the ability of EGSs to meet their obligations under the PJM Open Access Transmission Tariff and related agreements of the PJM. The FERC accepted the EGS Coordination Tariff for filing in October 1998 but in a later order stated that it would issue a decision holding that the EGS Coordination Tariff did not need to be filed with the FERC. That decision has not yet been issued.

     In June 1999, PP&L filed with the FERC an application requesting authority to sell specified ancillary services at market-based rates in the following markets: the New England power pool, the New York power pool, the market administered by the California ISO, and PJM. FERC granted the application in July 1999.

     PP&L EnergyPlus has authority from the FERC to sell electric energy and capacity at market-based rates and to sell, assign or transfer transmission rights and associated ancillary services. PP&L has a FERC-filed code of conduct governing its relationship with such affiliates that engage in the sale and/or transmission of electric energy.

     In July 1999, PP&L EnergyPlus filed an application with the FERC requesting authority to sell specified ancillary services at market-based rates in the following markets: the New England power pool, the New York power pool, the market administered by the California ISO, and PJM. FERC has not yet acted on the application.

Year 2000

     PP&L Resources is faced with the task of addressing the Year 2000 issue. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year and other programming techniques which limit date calculations or assign special meanings to some dates. Any of PP&L's computer systems that have date-sensitive software or microprocessors may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to measure usage, read meters, process transactions, send bills or operate electric generation stations. In addition, the Year 2000 issue could affect the ability of customers to receive bills sent by PP&L or to make payments on these bills.

     A Company-wide Year 2000 coordination committee was formed to raise the awareness of the Year 2000 issue, share information and review progress towards compliance. A seven-step approach was developed to achieve Year 2000 compliance by assessing and remediating the problem in application software, hardware, plant control systems and devices containing embedded microprocessors. The seven steps in the plan include awareness, inventory, assessment, remediation, testing, implementation, and contingency planning.

     Delivery of electricity is dependent on the overall reliability of the electric grid. PP&L is cooperating and coordinating with the North American Electric Reliability Council and the PJM Interconnection regarding Year 2000 remediation efforts.

     PP&L's power plant and electricity delivery systems are ready for the Year 2000, six months in advance of January 1, 2000. PP&L has completed testing all electricity generation and delivery systems. This testing has determined that the equipment necessary for the delivery of safe and reliable electricity to customers is ready for the turnover to the Year 2000.

     . The inventory and assessment steps have addressed computer system; embedded systems at power plants; equipment involved in the transmission and distribution of electricity on various grids, including substations; security systems; environmental monitoring equipment; elevators; and other areas. (Embedded systems are one or more integral computer chips containing a calendar/clock function.)

     . In addition, PP&L has a team of employees from departments throughout the company that is reviewing the equipment and systems within their departments to ensure that they are either "compliant" or "ready" for the Year 2000.

     . The company has also contacted appropriate vendors to ensure they are aware of the Year 2000 issues, and that they are taking appropriate steps to deal with those issues.

     . PP&L also has tested appropriate systems to make sure they can continue operating on January 1, 2000, and beyond. The testing on the major systems, those involved in the production of power and its delivery, has been completed.

     It is anticipated that all systems will be Year 2000 ready by November 30, 1999. Year 2000 compliant means computer systems or equipment with date-sensitive chips will accurately process date and time data. Year 2000 ready means that the computer systems or equipment with date-sensitive chips can be used on January 1, 2000 and beyond, but are not fully Year 2000 compliant.

     For many years, PP&L has had basic contingency plans in place to address issues such as blackouts on the electrical grid, cold starts of generating facilities and disaster recovery procedures for the computing environment. PP&L recognized that additional contingency plans were necessary and, as part of the seven-step remediation process, developed additional contingency plans.

     The additional plans that have been developed address loss of telecommunications, loss of off-site power to various generating stations, degradation of emergency planning capabilities, running out of consumables, electrical system disturbance or failure, power plant control system failures, fuel delivery problems, problems with various relays or programming logic control, and staffing concerns. PP&L has completed the development of these contingency plans.

     In May 1998, the NRC issued a notification requirement under which nuclear utilities are required to inform the NRC, in writing, that they are working to solve the Year 2000 computer problem. In addition, nuclear utilities had until July 1, 1999 to inform the NRC that their computers are Year 2000 compliant and Year 2000 ready or to submit a status report summarizing the ongoing work. On July 1, 1999, PP&L filed its written response with the NRC, stating that PP&L's nuclear power plant is Year 2000 ready.

     In February 1999, an independent assessment of the Year 2000 Program Readiness Plan for PP&L's nuclear department was performed with no significant adverse findings identified. The results of that assessment were incorporated into the overall Year 2000 Program Readiness Plan for PP&L's nuclear department. In May 1999, the NRC conducted an audit of PP&L's nuclear-related Year 2000 compliance activities. This audit was observed by the PUC. There were no adverse findings identified as a result of the audit.

     In July 1998, the PUC initiated a non-adversarial investigation to be conducted by the Office of Administrative Law Judge to accurately assess any and all steps taken and proposed to be taken to resolve the Year 2000 compliance issue by all jurisdictional fixed utilities and mission-critical service providers such as the PJM. The PUC required all jurisdictional utilities to file a written response to a list of questions concerning Year 2000 compliance and, if mission-critical systems cannot be made Year 2000 compliant on or before March 31, 1999, to file a detailed contingency plan by that date. PP&L filed its written response to the PUC questions in August 1998 and in November 1998 submitted testimony to the PUC that PP&L would have its mission-critical systems Year 2000 ready by July 1, 1999, and all systems ready by November 30, 1999. On March 31, 1999, PP&L filed its contingency plans with the PUC and will continue to update these plans on an ongoing basis. On July 1, 1999, PP&L informed the PUC that all of the systems that support the generation and delivery of electricity are Year 2000 ready. PP&L also filed its updated Year 2000 contingency plans with the PUC.

     In early March 1999, the PUC conducted an audit of PP&L's Year 2000 compliance activities. In conjunction with this audit, PP&L submitted to the PUC an update to its November 1998 testimony. On March 26, 1999, PP&L filed its Year 2000 testing schedule with the PUC; meanwhile, the PUC staff has been on-site observing some of the testing being performed.

     PP&L, along with utilities throughout the country, participated in an emergency exercise that simulated the loss of normal communications on the power grid as a result of Year 2000 computer problems. The results of this exercise demonstrated that all backup communication systems operated properly.

     An internal audit performed during the first quarter of 1999 evaluated the approaches used by each business entity within PP&L to address Year 2000 issues. This review indicated that some improvements were required by certain business entities to improve their Year 2000 efforts to ensure that all mission-critical systems are either Year 2000 compliant or Year 2000 ready by July 1, 1999. The audit recommendations were incorporated into the respective business entities' Year 2000 remediation efforts.

     As of July 1, 1999, PP&L has achieved the following completion percentages on the seven steps referenced above for Year 2000 compliance: awareness, 97%; inventory, 100%; assessment, 99%; remediation, 96%; testing, 96%; implementation, 92%; and additional contingency plans, beyond the basic plans referenced above, 74%. The preceding percentages are for all of PP&L's computer systems, including components of the computer systems that are mission-critical.

     Third-party relationships are very important to the continued operations of PP&L. These third-party relationships are the means to acquire equipment, services, consumables and fuel that are needed to keep the generating and transmission and distribution facilities running smoothly. PP&L began addressing third-party relationships with respect to the Year 2000 issue during the fourth quarter of 1998 by identifying the suppliers that are important to PP&L's day-to-day operations. PP&L identified approximately 400 of these suppliers. An introductory letter, as well as two follow-up letters, were mailed to the suppliers asking for their Year 2000 compliance status. Approximately 96% of all vendors have responded to date, with 99% of their responses being favorable. All of the mission-critical vendors have provided favorable responses. PP&L is responding to those suppliers whose Year 2000 compliance status does not meet PP&L's expectations.

     PP&L has participated in three Year 2000 tests with the PJM and plans to participate in a fourth. The first test with the PJM focused on basic data communications. The second test with the PJM was done in conjunction with NERC on April 9, 1999, and focused on redundant communications. The third test focused on system interfaces. PP&L is planning on participating with the PJM on the next NERC-sponsored Year 2000 test on September 8, 1999, which will be a full simulation of generation, transmission and distribution operational plans. PP&L also will participate with all PJM member companies on September 23, 1999 in conducting similar testing.

     Based upon present assessments, PP&L Resources estimates that it will incur approximately $14 million in Year 2000 remediation costs. Through June 30, 1999, PP&L Resources had spent approximately $12 million in remediation costs, which included assistance from outside consultants. These costs are being expensed as incurred.

                      PP&L Resources, Inc. and PP&L, Inc.
                      -----------------------------------

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------


     Reference is made to "Quantitative and Qualitative Disclosures About Market Risk," in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     At PP&L Resources' Annual Meeting of Shareowners held on April 23, 1999, the shareowners:

     (1) Elected all three nominees for the office of director. The vote for all nominees was 117,391,080. The votes for individual nominees were as follows:

                                        Number of Votes
                              -----------------------------------
                                    For        Withhold Authority
                              ---------------  ------------------
     Frederick M. Bernthal        117,574,630           2,520,407
     William J. Flood             117,491,549           2,603,488
     Frank A. Long                117,391,080           2,703,957

     The vote to withhold authority for all nominees was 2,520,407.

     (2) Ratified the appointment of PricewaterhouseCoopers LLP as independent auditors for the year ended December 31, 1999. The vote was 117,674,799 in favor and 1,200,242 against, with 1,219,996 abstaining.

     (3) Approved the Amended and Restated Incentive Compensation Plan. The vote was 74,855,488 in favor and 39,961,227 against, with 5,278,322 abstaining.

     (4) Approved the Short-Term Incentive Plan. The vote was 104,117,511 in favor and 12,505,692 against, with 3,471,834 abstaining.

     At PP&L's Annual Meeting of Shareowners held on April 23, 1999, the shareowners:

     (1) Elected all three nominees for the office of director. The vote for all nominees was 161,135,942. The votes for individual nominees were as follows:

                                        Number of Votes
                              -----------------------------------
                                    For        Withhold Authority
                              ---------------  ------------------
     Frederick M. Bernthal        161,135,942               4,369
     William J. Flood             161,135,942               4,369
     Frank A. Long                161,135,942               4,369

     The vote to withhold authority for all nominees was 4,369.

     (2) Approved the Amendment to the Articles of Incorporation. The vote was 161,130,418 in favor and 3,680 against, with 6,213 abstaining.

Item 6.  Exhibits and Reports on Form 8-K
-------------------------------------------

     (a)  Exhibits

               4 - 67th Supplemental Indenture dated as of June 1, 1999, to PP&L, Inc.'s Mortgage and Deed of Trust.

              10 - $750 Million Revolving Credit Facility among PP&L, Inc., PP&L Capital Funding, Inc., PP&L Resources, Inc. and a Group of Banks, dated as of July 1, 1999.

              12 - Computation of Ratio of Earnings to Fixed Charges

              27 - Financial Data Schedule

     (b)  Reports on Form 8-K

     Report dated April 23, 1999
     ---------------------------

     Item 5.  Other Events

          Information regarding PP&L Resources' annual meeting on April 23,
     1999.

     Report dated May 24, 1999
     -------------------------

     Item 5. Other Events

          Information regarding PP&L's agreement to sell its Sunbury plant and the principal assets of Lady Jane Collieries.

     Report dated June 10, 1999
     --------------------------

     Item 5. Other Events

     Information regarding PP&L Global's acquisition of a majority ownership of the Chilean electricity distribution company Empresas Emel S.A. and SWEB's agreement to sell its U. K. electricity supply business.

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

CTC - competitive transition charge on customer bills to recover allowable transition costs under the Customer Choice Act.

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

EGS - electric generation supplier

EITF - (Emerging Issues Task Force) - an organization that aids the FASB in identifying emerging issues that may require FASB action.

Emel - Empresas Emel, S.A., a Chilean electric distribution holding company

Energy Marketing Center - organization within PP&L responsible for marketing and trading wholesale energy

EPA - Environmental Protection Agency

EPS - Earnings per share

FASB - (Financial Accounting Standards Board) - a rulemaking organization that establishes financial accounting and reporting standards.

FGD - flue gas desulfurization equipment installed at coal-fired power plants to reduce sulfur dioxide emissions.

FERC (Federal Energy Regulatory Commission) - federal agency that regulates interstate transmission and sale of electricity and related matters.

H.T. Lyons - H.T. Lyons, Inc., a PP&L Resources unregulated subsidiary specializing in mechanical contracting and engineering.

ISO - Independent System Operator

ITC - intangible transition charge on customer bills to recover costs associated with securitizing stranded costs under the Customer Choice Act.

JCP&L - Jersey Central Power & Light Company

LIBOR - London Interbank Offering Rate

McCarl's - McCarl's Inc., a PP&L Resources unregulated subsidiary specializing in mechanical contracting.

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

PP&L - PP&L, Inc.

PP&L Capital Funding - PP&L Capital Funding, Inc., PP&L Resources' financing subsidiary.

PP&L EnergyPlus - Refers to PP&L, Inc. d/b/a PP&L EnergyPlus, and PP&L EnergyPlus Co., LLC, a PP&L, Inc. unregulated subsidiary which is involved in retail electric generating supply. During 1998, PP&L, Inc. d/b/a PP&L EnergyPlus provided retail electric generating supply in the Pennsylvania retail pilot program. As a result of the PUC restructuring settlement, PP&L EnergyPlus became a separate subsidiary of PP&L, Inc. in September 1998. As of January 1999, PP&L EnergyPlus Co. is providing retail electric generating supply to customers throughout Pennsylvania.

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

SEC - Securities and Exchange Commission

SO2 - Sulfur dioxide

SFAS - (Statement of Financial Accounting Standards) - accounting and financial reporting rules issued by the FASB.

Superfund - federal and state legislation that addresses remediation of contaminated sites.

SWEB - South Western Electricity plc, a British regional electric utility company.

UGI - UGI Corporation

U.K. - United Kingdom

Year 2000 - a set of date-related problems that may be experienced by software systems or applications.

                                  SIGNATURES
                                  ----------

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


                                             PP&L Resources, Inc.
                                             --------------------
                                                (Registrant)

                                             PP&L, Inc.
                                             ----------
                                                (Registrant)



Date:  August 16, 1999                            /s/ John R. Biggar
                                          --------------------------------------
                                                     John R. Biggar
                                               Senior Vice President and
                                                  Chief Financial Officer
                                           (PP&L Resources, Inc. and PP&L, Inc.)


                                                  /s/ Joseph J. McCabe
                                          --------------------------------------
                                                     Joseph J. McCabe
                                               Vice President & Controller
                                           (PP&L Resources, Inc. and PP&L, Inc.)