Form 10-Q
period 1999-09-30
PP&L INC
filed 1999-11-12
CIK 317187

                                 United States
                      Securities and Exchange Commission
                             Washington, DC 20549

                                   Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended  SEPTEMBER 30, 1999
                                   --------------------

                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from                    to
                                   ------------------    ---------------

Commission File    Registrant; State of Incorporation;   IRS Employer
    Number         Address; and Telephone No.            Identification No.
    ------         --------------------------            ------------------

  1-11459          PP&L Resources, Inc.                  23-2758192
                   (Pennsylvania)
                   Two North Ninth Street
                   Allentown, PA  18101
                   (610) 774-5151

   1-905           PP&L, Inc.                            23-0959590
                   (Pennsylvania)
                   Two North Ninth Street
                   Allentown, PA  18101
                   (610) 774-5151

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

PP&L Resources, Inc.  Yes     X           No
                         -----------        -----------


PP&L, Inc.            Yes     X           No
                         -----------        -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

PP&L Resources, Inc.                 Common stock, $.01 par value,
                                     143,694,305 shares outstanding at
                                     October 31, 1999, excluding
                                     30,995,957 shares held as treasury
                                     stock

PP&L, Inc.                           Common stock, no par value, 102,230,382
                                     shares outstanding and
                                     all held by PP&L Resources, Inc. at
                                     October 31, 1999, excluding
                                     55,070,000 shares held as
                                     treasury stock

                             PP&L RESOURCES, INC.
                                      AND
                                  PP&L, INC.
                                  ----------



                                   FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                     INDEX
                                     -----

PART I.   FINANCIAL INFORMATION                                         Page
Item 1.   Financial Statements

           PP&L Resources, Inc.
             Consolidated Statement of Income                            2
             Consolidated Statement of Cash Flows                        3
             Consolidated Balance Sheet                                  4
             Consolidated Statement of Shareowners' Common Equity        6

           PP&L, Inc.
             Consolidated Statement of Income                            8
             Consolidated Statement of Cash Flows                        9
             Consolidated Balance Sheet                                 10
             Consolidated Statement of Shareowner's Common Equity       12

           Notes to Consolidated Financial Statements
             PP&L Resources, Inc. and PP&L, Inc.                        13

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations
             PP&L Resources, Inc. and PP&L, Inc.                        28

Item 3.   Quantitative and Qualitative Disclosures
          About Market Risk                                             43

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                             44

Item 6.   Exhibits and Reports on Form 8-K                              44

GLOSSARY OF TERMS AND ABBREVIATIONS                                     45

SIGNATURES                                                              47

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES                       48

PP&L RESOURCES, INC. AND SUBSIDIARIES
-------------------------------------
Part 1. FINANCIAL INFORMATION
-----------------------------
Item 1. Financial Statements
----------------------------

     In the opinion of PP&L Resources, the unaudited financial statements included herein reflect all adjustments necessary to present fairly the Consolidated Balance Sheet as of September 30, 1999 and December 31, 1998, and the Consolidated Statement of Income, Consolidated Statement of Cash Flows, and the Consolidated Statement of Shareowners' Common Equity for the periods ended September 30, 1999 and 1998. The financial condition and results of operations of PP&L and PP&L Global are currently the principal factors affecting PP&L Resources' financial condition and results of operations.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(Millions of Dollars, except per share data)

                                                                                 Three Months                  Nine Months
                                                                                     Ended                        Ended
                                                                                  September 30,                September 30,
                                                                           --------------------------    ------------------------
                                                                                1999          1998           1999          1998
                                                                           ---------------  ---------    --------------  --------
Operating Revenues
  Electric...........................................................              $  811     $  647            $2,062     $1,822
  Gas and propane....................................................                  13          6                81          6
  Wholesale energy marketing and trading.............................                 497        483             1,131        987
  Energy related businesses..........................................                  65         30               183         69
                                                                         -----------------  ---------    --------------  --------
  Total..............................................................               1,386      1,166             3,457      2,884
                                                                         -----------------  ---------    --------------  --------
Operating Expenses
  Operation
    Electric fuel....................................................                 131        150               351        385
    Natural gas and propane..........................................                   3          2                36          2
    Energy purchases.................................................                 557        415             1,163        846
    Other............................................................                 210        168               512        418
    Amortization of recoverable transition costs.....................                  27                          113
  Maintenance........................................................                  53         39               150        130
  Depreciation and amortization......................................                  73         71               193        266
  Taxes, other than income...........................................                  40         34               135        136
  Energy related businesses..........................................                  54         25               139         54
                                                                         -----------------  ---------    --------------  --------
  Total..............................................................               1,148        904             2,792      2,237
                                                                         -----------------  ---------    --------------  --------
Operating Income.....................................................                 238        262               665        647
                                                                         -----------------  ---------    --------------  --------
Other Income.........................................................                             16                 7         26
                                                                         -----------------  ---------    --------------  --------
Income Before Interest, Income Taxes and Minority
Interest.............................................................                 238        278               672        673
Interest Expense.....................................................                  80         58               203        164
                                                                         -----------------  ---------    --------------  --------
Income Before Income Taxes, Minority Interest and
  Extraordinary Items................................................                 158        220               469        509
Income Taxes.........................................................                 (22)        78                92        200
Minority Interest....................................................                  13                           13
                                                                         -----------------  ---------    --------------  --------
Income Before Extraordinary Items....................................                 167        142               364        309
Extraordinary Items (net of income taxes)
  (Note 5)...........................................................                 (59)                         (59)      (948)
                                                                         -----------------  ---------    --------------  --------
Income(Loss) Before Dividends on Preferred Stock.....................                 108        142               305       (639)
Preferred Stock Dividend Requirements................................                   6          6                19         19
                                                                         -----------------  ---------    --------------  --------
Net Income(Loss).....................................................              $  102     $  136            $  286      ($658)
                                                                         =================  =========    ==============  ========
Earnings Per Share of Common Stock
  Basic and Diluted (Note 3):
    Income Before Extraordinary Items................................               $1.07      $0.81             $2.22      $1.74
    Extraordinary Items (net of tax).................................               (0.39)                       (0.37)     (5.68)
                                                                         -----------------  ---------    --------------  --------
Net Income(Loss).....................................................               $0.68      $0.81             $1.85     $(3.94)
                                                                         =================  =========    ==============  ========
Dividends Declared per Share of Common Stock.........................               $0.25      $0.25             $0.75     $1.085

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements

PP&L RESOURCES, INC. AND SUBSIDIARIES
-------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(Millions of Dollars)

                                                                               Nine Months
                                                                            Ended September 30,
                                                                     ------------------------------
                                                                         1999              1998
                                                                     ------------      ------------
Net Cash Provided by Operating Activities..........................      $   530           $ 435

Cash Flows From Investing Activities
 Expenditures for property, plant and equipment....................         (291)           (204)
 Investment in electric energy projects............................         (189)           (279)
 Sale of nuclear fuel to trust.....................................           14              16
 Purchases of available-for-sale securities........................                          (14)
 Sales and maturities of available-for-sale securities.............                           16
 Funding of security account for debt issuance.....................          (12)
 Other investing activities - net..................................            8             (15)
                                                                     ------------      ------------
       Net cash used in investing activities.......................         (470)           (480)
                                                                     ------------      ------------

Cash Flows From Financing Activities
 Issuance of long-term debt........................................        2,420             320
 Issuance of common stock..........................................            8              48
 Retirement of long-term debt......................................       (1,469)           (268)
 Purchase of treasury stock........................................         (417)           (419)
 Payment of common and preferred dividends.........................         (137)           (228)
 Net increase (decrease) in short-term debt........................         (200)            629
 Payments on capital lease obligations.............................          (42)            (42)
 Other financing activities - net..................................          (78)             (2)
                                                                     ------------      ------------
       Net cash provided by financing activities...................           85              38
                                                                     ------------      ------------

Net Increase (Decrease) In Cash and Cash Equivalents...............          145              (7)
Cash and Cash Equivalents at Beginning of Period...................          195              50
                                                                     ------------      ------------
Cash and Cash Equivalents at End of Period.........................      $   340           $  43
                                                                     ============      ============

Supplemental Disclosures of Cash Flow Information
 Cash paid during the period for:
  Interest (net of amount capitalized).............................      $   179           $ 169
  Income taxes.....................................................      $   141           $ 185


The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

PP&L RESOURCES,INC. AND SUBSIDIARIES
------------------------------------
CONSOLIDATED BALANCE SHEET
(Millions of Dollars)

                                                                                    September 30,           December 31,
                                                                                        1999                    1998
                                                                                     (Unaudited)             (Audited)
                                                                                ------------------    ---------------------
                                         ASSETS
Property, Plant and Equipment
Electric utility plant in service - net
     Transmission and distribution...........................................              $ 2,463                   $2,179
     Generation..............................................................                1,691                    1,601
     General and intangible..................................................                  247                      223
                                                                                ------------------    ---------------------
                                                                                             4,401                    4,003

   Construction work in progress - at cost...................................                  123                      117
   Nuclear fuel owned and leased - net.......................................                  129                      162
                                                                                ------------------    ---------------------
     Electric utility plant - net............................................                4,653                    4,282
   Gas and oil utility plant - net...........................................                  170                      175
   Other property - net......................................................                   58                       23
                                                                                ------------------    ---------------------
                                                                                             4,881                    4,480
                                                                                ------------------    ---------------------

Investments
   Investment in unconsolidated affiliates - at equity.......................                  524                      688
   Nuclear plant decommissioning trust fund..................................                  227                      206
   Other.....................................................................                   24                       12
                                                                                ------------------    ---------------------
                                                                                               775                      906
                                                                                ------------------    ---------------------
Current Assets
   Cash and cash equivalents.................................................                  340                      195
   Accounts receivable (less reserve:  1999, $21; 1998, $17)
     Utility customers.......................................................                  199                      173
     Other...................................................................                  252                      125
   Unbilled revenues
     Utility customers.......................................................                  140                      106
     Other...................................................................                  156                       64
   Fuel, materials and supplies - at average cost............................                  206                      207
   Prepayments...............................................................                   67                       15
   Unrealized mark-to-market energy trading gains............................                   22                        2
   Other.....................................................................                   97                       61
                                                                                ------------------    ---------------------
                                                                                             1,479                      948
                                                                                ------------------    ---------------------

Regulatory Assets and Other Noncurrent Assets
   Recoverable transition costs..............................................                2,706                    2,819
   Other.....................................................................                  768                      454
                                                                                ------------------    ---------------------
                                                                                             3,474                    3,273
                                                                                ------------------    ---------------------
                                                                                           $10,609                   $9,607
                                                                                ==================    =====================

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

PP&L RESOURCES, INC. AND SUBSIDIARIES
-------------------------------------
CONSOLIDATED BALANCE SHEET
(Millions of Dollars)

                                                                                    September 30,            December 31,
                                                                                        1999                    1998
                                                                                     (Unaudited)              (Audited)
                                                                                   --------------           -------------
                                    LIABILITIES
Capitalization
  Common equity
    Common stock............................................................            $     2                $    2
    Capital in excess of par value..........................................              1,860                 1,866
    Treasury stock..........................................................               (836)                 (419)
    Earnings reinvested.....................................................                543                   372
    Accumulated other comprehensive income..................................                (47)                   (4)
    Capital stock expense and other.........................................                (12)                  (27)
                                                                                   --------------           -------------
                                                                                          1,510                 1,790
  Preferred stock
    With sinking fund requirements..........................................                 47                    47
    Without sinking fund requirements.......................................                 50                    50
  Company-obligated mandatorily redeemable preferred
    securities of subsidiary trusts holding solely
    company debentures......................................................                250                   250
  Minority interest.........................................................                 85
  Long-term debt............................................................              3,650                 2,983
                                                                                   --------------           -------------
                                                                                          5,592                 5,120
                                                                                   --------------           -------------

Current Liabilities
  Short-term debt...........................................................                436                   636
  Long-term debt due within one year........................................                481                     1
  Capital lease obligations due within one year.............................                 59                    59
  Above market NUG purchases due within one year............................                100                   105
  Accounts payable..........................................................                438                   197
  Taxes and interest accrued................................................                123                    95
  Dividends payable.........................................................                 43                    46
  Unrealized mark-to-market energy trading losses...........................                 23                     9
  Other.....................................................................                197                   128
                                                                                   --------------           -------------
                                                                                          1,900                 1,276
                                                                                   --------------           -------------
Deferred Credits and Other Noncurrent Liabilities
  Deferred income taxes and investment tax credits..........................              1,514                 1,574
  Above market NUG purchases................................................                699                   775
  Capital lease obligations.................................................                 83                   109
  Other.....................................................................                821                   753
                                                                                   --------------           -------------
                                                                                          3,117                 3,211
                                                                                   --------------           -------------

Commitments and Contingent Liabilities (Note 10)............................
                                                                                   --------------           -------------
                                                                                        $10,609                $9,607
                                                                                   ==============           =============

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

PP&L RESOURCES, INC. AND SUBSIDIARIES
-------------------------------------
CONSOLIDATED STATEMENT OF SHAREOWNERS' COMMON EQUITY
(Unaudited)
(Millions of Dollars)

                                                                                        Accumulated   Capital
                                                     Capital                              Other        Stock
                                          Common    in Excess  Treasury   Earnings    Comprehensive   Expense
                                           Stock      of Par     Stock   Reinvested      Income      and Other   Total
                                          ------  -----------  --------  -----------  -------------  ---------  --------
For the Three Months Ended September 30,
----------------------------------------
1999
Beginning Balance....................         $2       $1,874    ($419)    $  477         ($20)        ($28)     $1,886
Comprehensive income
  Net income.........................                                         102
  Other comprehensive income:
    Foreign currency translation
      adjustment, net of taxes of $1.                                                      (27)
  Total comprehensive income.........                                                                                75
Issuance of common stock.............
Purchase of treasury stock...........                             (417)                                            (417)
Common dividends declared............                                         (37)                                  (37)
Other................................                     (14)                  1                         16          3
                                          ------  -----------  --------  -----------  -------------  ---------  -------
Ending Balance.......................         $2       $1,860    ($836)    $  543         ($47)        ($12)     $1,510
                                          ======  ===========  ========  ===========  =============  =========  =======
1998
Beginning Balance....................         $2       $1,702   $    0     $  231          ($1)        ($27)     $1,907
Comprehensive income
  Net income.........................                                         136
  Other comprehensive income:
    Foreign currency translation
      adjustment, net of tax credits
      of $2..........................                                                         6
    Unrealized gain on
      available-for-sale securities..                                                         1
  Total comprehensive income.........                                                                               143
Issuance of common stock.............                     150                                                       150
Purchase of treasury stock...........                             (419)                                            (419)
Common dividends declared............                                         (43)                                  (43)
Other................................                                          (1)                                   (1)
                                          ------  -----------  --------  -----------  -------------  ---------  -------
Ending Balance.......................         $2       $1,852    ($419)    $  323            $6        ($27)     $1,737
                                          ======  ===========  ========  ===========  =============  =========  =======

For the Nine Months Ended September 30,
---------------------------------------
1999
Beginning Balance....................         $2       $1,866    ($419)    $  372          ($4)        ($27)     $1,790
Comprehensive income
  Net income.........................                                         286
  Other comprehensive income:
    Foreign currency translation
      adjustment, net of tax credits
      of $2..........................                                                      (43)
  Total comprehensive income.........                                                                               243
Issuance of common stock.............                       8                                                         8
Purchase of treasury stock...........                             (417)                                            (417)
Common dividends declared............                                        (115)                                 (115)
Other................................                     (14)                                           15           1
                                          ------  -----------  --------  -----------  -------------  ---------  -------
Ending Balance.......................         $2       $1,860    ($836)    $  543         ($47)        ($12)     $1,510
                                          ======  ===========  ========  ===========  =============  =========  =======
1998
Beginning Balance....................         $2       $1,669       $0     $1,164         $  0         ($26)     $2,809
Comprehensive income
  Net loss...........................                                        (658)
    Other comprehensive income:
      Foreign currency translation
        adjustment, net of tax
        credits of $3................                                                        5
      Unrealized gain on available-
        for-sale securities..........                                                        1
    Total comprehensive income.......                                                                              (652)
Issuance of common stock.............                     183                                                       183
Purchase of treasury stock...........                             (419)                                            (419)
Common dividends declared............                                        (183)                                 (183)
Other................................                                                                    (1)         (1)
                                          ------  -----------  --------  -----------  -------------  ---------  -------
Ending Balance.......................         $2       $1,852    ($419)    $  323           $6         ($27)     $1,737
                                          ======  ===========  ========  ===========  =============  =========  =======

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements

                     (THIS PAGE LEFT BLANK INTENTIONALLY.)

PP&L, INC. AND SUBSIDIARIES
-------------- ------------

     In the opinion of PP&L, the unaudited financial statements included herein reflect all adjustments necessary to present fairly the Consolidated Balance Sheet as of September 30, 1999 and December 31, 1998, and the Consolidated Statement of Income, Consolidated Statement of Cash Flows, and the Consolidated Statement of Shareowner's Common Equity for the periods ended September 30, 1999 and 1998. All nonutility operating transactions are included in "Other Income" in PP&L's Consolidated Statement of Income.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(Millions of Dollars)

                                                                                  Three Months                  Nine Months
                                                                               Ended September 30,          Ended September 30,
                                                                             ----------------------       ----------------------
                                                                                1999         1998            1999         1998
                                                                             ----------    --------       ----------    --------
Operating Revenues
  Electric...........................................................            $  635     $  647            $1,886     $1,822
  Wholesale energy marketing and trading.............................               489        483             1,122        987
  Energy related businesses..........................................                 4          1                11          2
                                                                             ----------    --------       ----------    --------
  Total..............................................................             1,128      1,131             3,019      2,811
                                                                             ----------    --------       ----------    --------
Operating Expenses
  Operation
    Electric fuel....................................................               131        150               351        385
    Energy purchases.................................................               449        415             1,053        846
    Other............................................................               184        164               470        415
    Amortization of recoverable transition costs                                     27                          113
  Maintenance........................................................                45         39               140        130
  Depreciation and amortization......................................                59         70               176        265
  Taxes, other than income...........................................                39         33               130        135
  Energy related businesses..........................................                 4          1                10          2
                                                                             ----------    --------       ----------    --------
  Total..............................................................               938        872             2,443      2,178
                                                                             ----------    --------       ----------    --------
Operating Income.....................................................               190        259               576        633
Other Income.........................................................                 7         11                29         32
                                                                             ----------    --------       ----------    --------
Income Before Interest and Income Taxes..............................               197        270               605        665
Interest Expense.....................................................                59         49               155        147
                                                                             ----------    --------       ----------    --------
Income Before Income Taxes and Extraordinary Items...................               138        221               450        518
Income Taxes.........................................................               (28)        84                91        208
                                                                             ----------    --------       ----------    --------
Income Before Extraordinary Items....................................               166        137               359        310
Extraordinary Items (net of income taxes) (Note 5)...................               (59)                         (59)      (948)
                                                                             ----------    --------       ----------    --------
Net Income(Loss) Before Dividends on Preferred Stock.................               107        137               300       (638)
Dividends on Preferred Stock.........................................                 6         12                30         36
                                                                             ----------    --------       ----------    --------
Earnings Available to PP&L Resources, Inc............................            $  101     $  125            $  270     $ (674)
                                                                             ==========    ========       ==========    ========

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

PP&L, INC. AND SUBSIDIARIES
---------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(Millions of Dollars)

                                                                                                       Nine Months
                                                                                                     Ended September 30,
                                                                                             ------------------------------------
                                                                                                   1999                 1998
                                                                                             ----------------     ---------------
Net Cash Provided by Operating Activities...............................................             $   459                $ 483

Cash Flows From Investing Activities
  Expenditures for property, plant and equipment........................................                (201)                (202)
  Loan to parent........................................................................                 136
  Sale of nuclear fuel to trust.........................................................                  14                   16
  Purchases of available-for-sale securities............................................                                      (14)
  Sales and maturities of available-for-sale securities.................................                                       15
  Funding of security account for debt issuance.........................................                 (12)
  Other investing activities - net......................................................                   2                    6
                                                                                             ----------------     ---------------
        Net cash used in investing activities...........................................                 (61)                (179)
                                                                                             ----------------     ---------------

Cash Flows From Financing Activities
  Issuance of long-term debt............................................................               2,420                  200
  Retirement of long-term debt..........................................................              (1,467)                (266)
  Purchase of treasury stock............................................................                (632)
  Retirement of preferred stock.........................................................                (369)
  Payment of common and preferred dividends.............................................                (188)                (245)
  Net increase in short-term debt.......................................................                 130                   69
  Payments on capital lease obligations.................................................                 (42)                 (42)
  Other financing activities - net......................................................                 (89)                  (1)
                                                                                             ----------------     ---------------
        Net cash used in financing activities...........................................                (237)                (285)
                                                                                             ----------------     ---------------

Net Increase in Cash and Cash Equivalents...............................................                 161                   19
Cash and Cash Equivalents at Beginning of Period........................................                  31                   15
                                                                                             ----------------     ---------------
Cash and Cash Equivalents at End of Period..............................................             $   192                $  34
                                                                                             ================     ===============

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for:
    Interest (net of amount capitalized)................................................             $   130                $ 152
    Income taxes........................................................................             $   143                $ 189

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

PP&L, INC. AND SUBSIDIARIES
---------------------------
CONSOLIDATED BALANCE SHEET
(Millions of Dollars)

                                                                                           September 30,     December 31,
                                                                                               1999             1998
                                                                                           (Unaudited)        (Audited)
                                                                                          --------------    -------------
ASSETS
Property, Plant and Equipment
  Electric utility plant in service - net
    Transmission and distribution.....................................................           $2,185           $2,179
    Generation........................................................................            1,643            1,601
    General and intangible............................................................              217              223
                                                                                          --------------    -------------
                                                                                                  4,045            4,003

  Construction work in progress - at cost.............................................              106              117
  Nuclear fuel owned and leased - net.................................................              129              162
                                                                                          --------------    -------------
    Electric utility plant - net......................................................            4,280            4,282
  Gas and oil utility plant - net.....................................................               26               28
  Other property - net................................................................               21               21
                                                                                          --------------    -------------
                                                                                                  4,327            4,331
                                                                                          --------------    -------------

Investments
  Loan to parent......................................................................              293              429
  Nuclear plant decommissioning trust fund............................................              227              206
  Investment in unconsolidated affiliate - at equity..................................               17               17
  Other...............................................................................               24               13
                                                                                          --------------    -------------
                                                                                                    561              665
                                                                                          --------------    -------------
Current Assets
  Cash and cash equivalents...........................................................              192               31
  Accounts receivable (less reserve:  1999, $20; 1998, $16)
    Utility customers.................................................................              161              163
    Other.............................................................................              120               67
  Unbilled revenues
    Utility customers.................................................................              122              104
    Other.............................................................................              151               59
  Fuel, material and supplies - at average cost.......................................              186              196
  Prepayments.........................................................................               60               14
  Unrealized mark-to-market energy trading gains......................................               22                2
  Other...............................................................................               86               58
                                                                                          --------------    -------------
                                                                                                  1,100              694
                                                                                          --------------    -------------
Regulatory Assets and Other Noncurrent Assets
  Recoverable transition costs........................................................            2,706            2,819
  Other...............................................................................              334              329
                                                                                          --------------    -------------
                                                                                                  3,040            3,148
                                                                                          --------------    -------------
                                                                                                 $9,028           $8,838
                                                                                          ==============    =============

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

PP&L, INC. AND SUBSIDIARIES
---------------------------
CONSOLIDATED BALANCE SHEET
(Millions of Dollars)

                                                                                         September 30,           December 31,
                                                                                             1999                    1998
                                                                                          (Unaudited)              (Audited)
                                                                                       ----------------       ------------------
                                        LIABILITIES
Capitalization
  Common equity
    Common stock.................................................................                $1,476                   $1,476
    Additional paid-in capital...................................................                    55                       70
    Treasury stock...............................................................                  (632)
    Earnings reinvested..........................................................                   327                      210
    Accumulated other comprehensive income.......................................                    (6)                      (6)
    Capital stock expense and other..............................................                   (16)                     (20)
                                                                                       ----------------       ------------------
                                                                                                  1,204                    1,730
  Preferred stock
    With sinking fund requirements...............................................                    47                      295
    Without sinking fund requirements............................................                    50                      171
  Company-obligated mandatorily redeemable preferred securities of
    subsidiary trusts holding solely company debentures..........................                   250                      250
  Long-term debt.................................................................                 3,205                    2,569
                                                                                       ----------------       ------------------
                                                                                                  4,756                    5,015
                                                                                       ----------------       ------------------

Current Liabilities
  Short-term debt................................................................                   221                       91
  Long-term debt due within one year.............................................                   329
  Capital lease obligations due within one year..................................                    59                       59
  Above market NUG purchases due within one year.................................                   100                      105
  Accounts payable...............................................................                   232                      178
  Taxes and interest accrued.....................................................                   116                       86
  Dividends payable..............................................................                     6                       12
  Unrealized mark-to-market energy trading losses................................                    23                        9
  Other..........................................................................                   173                      114
                                                                                       ----------------       ------------------
                                                                                                  1,259                      654
                                                                                       ----------------       ------------------

Deferred Credits and Other Noncurrent Liabilities
  Deferred income taxes and investment tax credits...............................                 1,472                    1,561
  Above market NUG purchases.....................................................                   699                      775
  Capital lease obligations......................................................                    83                      109
  Other..........................................................................                   759                      724
                                                                                       ----------------       ------------------
                                                                                                  3,013                    3,169
                                                                                       ----------------       ------------------
Commitments and Contingent Liabilities (Note 10).................................
                                                                                       ----------------       ------------------
                                                                                                 $9,028                   $8,838
                                                                                       ================       ==================

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

PP&L, INC. AND SUBSIDIARIES
---------------------------
CONSOLIDATED STATEMENT OF SHAREOWNER'S COMMON EQUITY
(Unaudited)
(Millions of Dollars)

                                                                                                  Accumulated     Capital
                                                            Capital in                               Other         Stock
                                                   Common    Excess of   Treasury    Earnings    Comprehensive    Expense
                                                    Stock       Par        Stock    Reinvested      Income       and Other    Total
                                                  --------  -----------  ---------  -----------  --------------  ----------  -------
For the Three Months Ended September 30,
----------------------------------------
1999
Beginning Balance..............................    $1,476         $ 70     $    0       $  262             ($6)       ($20)  $1,782
Comprehensive income
  Net income...................................                                            101
  Other comprehensive income:
  Total comprehensive income...................                                                                                 101
Issuance of common stock.......................
Purchase of treasury stock.....................                              (632)                                             (632)
Common dividends declared......................                                            (36)                                 (36)
Other..........................................                    (15)                                                  4      (11)
                                                  --------  -----------  ---------  -----------  --------------  ----------  -------
Ending Balance.................................    $1,476         $ 55      ($632)      $  327             ($6)       ($16)  $1,204
                                                  ========  ===========  =========  ===========  ==============  ==========  =======
1998
Beginning Balance..............................    $1,476         $ 64     $    0       $  153            $  0        ($20)  $1,673
Comprehensive income
  Net loss.....................................                                            125
  Other comprehensive income:
  Total comprehensive income...................                                                                                 125
Issuance of common stock.......................
Common dividends declared......................                                            (47)                                 (47)
Other..........................................
                                                  --------  -----------  ---------  -----------  --------------  ----------  -------
Ending Balance.................................    $1,476         $ 64     $    0       $  231            $  0        ($20)  $1,751
                                                  ========  ===========  =========  ===========  ==============  ==========  =======
For the Nine Months Ended September 30,
---------------------------------------
1999
Beginning Balance..............................    $1,476         $ 70     $    0       $  210             ($6)       ($20)  $1,730
Comprehensive income
  Net income...................................                                            270
  Other comprehensive income:
  Total comprehensive income...................                                                                                 270
Issuance of common stock.......................
Purchase of treasury stock.....................                              (632)                                             (632)
Common dividends declared......................                                           (153)                                (153)
Other..........................................                    (15)                                                  4      (11)
                                                  --------  -----------  ---------  -----------  --------------  ----------  -------
Ending Balance.................................    $1,476         $ 55      ($632)      $  327             ($6)       ($16)  $1,204
                                                  ========  ===========  =========  ===========  ==============  ==========  =======
1998
Beginning Balance..............................    $1,476         $ 64     $    0       $1,092            $  0        ($20)  $2,612
Comprehensive income
  Net loss.....................................                                           (674)
  Other comprehensive income
  Total comprehensive income...................                                                                                (674)
Issuance of common stock.......................
Common dividends declared......................                                           (187)                                (187)

Other..........................................
                                                  --------  -----------  ---------  -----------  --------------  ----------  -------
Ending Balance.................................    $1,476         $ 64     $    0       $  231            $  0        ($20)  $1,751
                                                  ========  ===========  =========  ===========  ==============  ==========  =======

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statement.

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

    Certain amounts in the September 30, 1998 and December 31, 1998 financial statements have been reclassified to conform to the presentation in the September 30, 1999 financial statements.

2.  Summary of Significant Accounting Policies

    Reference is made to the "Summary of Significant Accounting Policies" in PP&L Resources' and PP&L's Form 10-K for the year ended December 31, 1998. The following are updates to the accounting policies described in the 10-K.

Business and Consolidation

    PP&L Global consolidates the financial statements of its affiliates when it has majority ownership and control, in accordance with SFAS 94, "Consolidation of All Majority-Owned Subsidiaries." The minority parties' share of operating results and equity ownership are reflected as "Minority Interest" in the PP&L Resources Consolidated Statement of Income and Consolidated Balance Sheet, respectively.

    When PP&L Global increases its ownership interest in an affiliate through a series of acquisitions and subsequently achieves control, it ceases the equity method of accounting. In accordance with Accounting Research Bulletin 51, "Consolidated Financial Statements," PP&L Global consolidates the affiliate's results as though it were acquired at the beginning of the fiscal year. The portion of affiliate earnings owned by outside shareowners prior to PP&L Global majority ownership is included in "Minority Interest" on the Consolidated Statement of Income.

    The consolidated financial statements of PP&L Resources and PP&L include the accounts of PP&L Transition Bond Company. PP&L Transition Bond Company, a special purpose Delaware limited liability company, was formed for the purpose of purchasing and owning ITP, and pledging its interest in

ITP to a trustee to collateralize transition bonds. The assets of PP&L Transition Bond Company, including the ITP, are not available to creditors of PP&L Resources or PP&L. The transition bonds are obligations of PP&L Transition Bond Company, and are non-recourse to PP&L Resources and PP&L.

Recoverable Transition Costs

    Based on the PUC Final Order, PP&L began amortizing its competitive transition (or stranded) costs over an eleven-year transition period on January 1, 1999. Reference is made to Note 3 to the Financial Statements in PP&L Resources' and PP&L's Form 10-K for the year ended December 31, 1998 for the "Annual Stranded Cost Amortization and Return Schedule." This schedule is subject to revision for actual CTC collections.

    Competitive transition costs of $2.402 billion were converted to intangible transition costs when securitized by the issuance of transition bonds. The intangible transition costs are being amortized over the life of the transition bonds, based on ITC revenues, interest accruals and other fees. The assets of PP&L Transition Bond Company are not available to creditors of PP&L or PP&L Resources, and the intangible transition property is not an asset of PP&L or PP&L Resources.

Liability for Above Market NUG Purchases

    At June 30, 1998, PP&L recorded an estimated liability for above-market purchases under existing NUG contracts. This liability was recorded as part of the PUC restructuring adjustments. Effective January 1, 1999, PP&L began reducing this liability as an offset to "Energy Purchases" on the Consolidated Statement of Income. This reduction is based on the estimated timing of the purchases from the NUGs and projected market prices for this generation. This accounting will continue through 2014, when the last of the existing NUG contracts expires. This liability is subject to future revision if the underlying estimates change.

Accounting for Price Risk Management

    PP&L Resources and PP&L entered into forward starting swaps and treasury locks to hedge the interest rate risk associated with debt issuances. The gains or losses on these swaps have been deferred and are being recognized over the life of the debt.

Comprehensive Income

    Comprehensive income consists of net income and other comprehensive income, defined as changes in common equity from transactions not related to shareowners. For PP&L, other comprehensive income consists of unrealized gains or losses on available-for-sale securities and the excess of additional pension liability over unamortized prior service costs. The other comprehensive income of PP&L Resources consists of the foregoing as well as foreign currency translation adjustments recorded by PP&L Global.

In accordance with SFAS 130, "Reporting Comprehensive Income," comprehensive income is reflected on the Consolidated Statement of Shareowners' Common Equity, and accumulated other comprehensive income is presented in the capitalization section of the Consolidated Balance Sheet.

3.  Earnings Per Share

    SFAS 128, "Earnings Per Share," requires the disclosure of basic and diluted EPS. Basic EPS is calculated by dividing earnings available to common shareowners ("Net Income" on the PP&L Resources' Consolidated Statement of Income) by the weighted average number of common shares outstanding during the period. In the calculation of diluted EPS, weighted average shares outstanding are increased for additional shares that would be outstanding if potentially dilutive securities were converted to common stock. In April 1999, PP&L Resources made its initial award of stock options under its Incentive Compensation Plan. Stock options are the only potentially dilutive securities outstanding.

    For the three months ended September 30, 1999, the weighted average shares outstanding and the dilutive shares (in thousands) were 150,694 and 41, respectively. For the nine months ended September 30, 1999, the weighted average shares outstanding and the dilutive shares (in thousands) were 154,865 and 29, respectively. Dilutive shares had no impact on EPS in either period.

    There were no dilutive shares outstanding in 1998. The weighted average shares outstanding (in thousands) for the three and nine months ended September 30, 1998 were 166,652 and 166,871, respectively.

4.  Securitization

    In August 1999, PP&L Transition Bond Company issued $2.42 billion of transition bonds to securitize a portion of PP&L's stranded costs. The bonds were issued in eight different classes, with expected average lives of 1 to 8.7 years.

    PP&L used a portion of the securitization proceeds to acquire equity held by PP&L Resources, including $380 million of preferred stock and $481 million of common stock. In addition, PP&L used a portion of the proceeds to repurchase $1.467 billion of its first mortgage bonds through tender offers and open market purchases. In August 1999, PP&L recorded an extraordinary charge of $59 million for the premiums and related expenses to extinguish this first mortgage debt. See Note 5 for additional information.

    PP&L Resources used $417 million of the proceeds it received from PP&L to purchase 14 million shares of its common stock. This repurchase is included as "Treasury Stock" on the Consolidated Balance Sheet of PP&L Resources at September 30, 1999.

    In August 1999, PP&L released approximately $78 million of deferred income taxes associated with the CTC that were no longer required because of securitization.

    PP&L customers will benefit from securitization through an expected average rate reduction of approximately one percent for the period the transition bonds are outstanding. With securitization, a substantial portion of the CTC has been replaced with an ITC, which results in lower charges due to the flow through of 75% of the net financing savings. The actual reduction will vary by year, by customer class and by level of use.

5.  Extraordinary Items

PUC Restructuring and FERC Settlement

    In June 1998, PP&L recorded extraordinary items of $948 million, net of income tax benefits of $666 million. Reference is made to Note 4 to the Financial Statements in PP&L Resources' and PP&L's Form 10-K for the year ended December 31, 1998.

Extinguishment of Debt

    SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt," requires that a material aggregate gain or loss from the extinguishment of debt be classified as an extraordinary item, net of the related income tax effect.

    As explained in Note 4, PP&L repurchased $1.467 billion of first mortgage bonds in August 1999, using the proceeds from the issuance of transition bonds. PP&L recorded an extraordinary charge of $59 million for the premiums and related expenses to reacquire these first mortgage bonds. Details of this extraordinary charge are as follows (millions of dollars):

          Reacquisition cost of debt      $1,554
          Net carrying amount of debt      1,454
                                          ------
          Extraordinary charge pre-tax       100
          Tax effects                         41
                                          ------
          Extraordinary charge            $   59
                                          ======

6.  Segment and Related Information

    PP&L Resources' principal business segment is PP&L, which provides electricity delivery service in eastern and central Pennsylvania, sells retail electricity throughout Pennsylvania, and markets wholesale electricity in the United States and Canada. PP&L Resources' other reported business segment, PP&L Global, invests in and develops worldwide power projects, with the majority of its investments located in the U.K.,

Chile, and El Salvador. PP&L Global also owns and operates generating facilities in the United States. PP&L Global's revenue represents equity earnings in unconsolidated investments, revenues from the sale of generation to wholesale customers, and revenue from the delivery of electricity to retail customers. Other operating revenues of PP&L Resources represent gas distribution, mechanical contracting and engineering, and unregulated energy services. Financial data for PP&L Resources' business segments are as follows (millions of dollars):

                                        Three Months           Nine Months
                                     Ended September 30,    Ended September 30,
                                    --------------------  ----------------------
                                      1999       1998         1999        1998
                                    ---------  ---------  ------------  --------
Income Statement data
 Operating revenues
  PP&L                                $1,128     $1,131        $3,019    $2,811
  PP&L Global                            198          9           240        25
  Other and Eliminations                  60         26           198        48
                                      ------     ------        ------    ------
                                       1,386      1,166         3,457     2,884
 Depreciation and amortization
  PP&L                                    59         70           176       265
  PP&L Global                             13                       13
  Other and Eliminations                   1          1             4         1
                                      ------     ------        ------    ------
                                          73         71           193       266
 Interest expense
  PP&L                                    59         49           155       147
  PP&L Global                             18          7            33        15
  Other and Eliminations                   3          2            15         2
                                      ------     ------        ------    ------
                                          80         58           203       164
 Income taxes
  PP&L                                   (28)        84            91       208
  PP&L Global                              8         (3)            9        (1)
  Other and Eliminations                  (2)        (3)           (8)       (7)
                                      ------     ------        ------    ------
                                         (22)        78            92       200
 Extraordinary items, net of taxes
  PP&L                                   (59)                     (59)     (948)
  PP&L Global
  Other and Eliminations
                                      ------     ------        ------    ------
                                         (59)                     (59)     (948)
 Net income
  PP&L                                   101        125           270      (674)
  PP&L Global                              5         11            19        12
  Other and Eliminations                  (4)                      (3)        4
                                      ------     ------        ------    ------
                                      $  102     $  136        $  286    $ (658)
                                      ======     ======        ======    ======


                                                          Nine Months Ended
                                                            September 30,
                                                          -----------------
                                                            1999      1998
                                                          --------   ------
Cash Flow data
 Property, plant & equipment expenditures
  PP&L                                                     $   201   $  202
  PP&L Global                                                   80
  Other and Eliminations                                        10        2
                                                           -------   ------
                                                               291      204
 Investment in electric energy projects
  PP&L
  PP&L Global                                                  189      279
  Other and Eliminations
                                                           -------   ------
                                                           $   189   $  279
                                                           =======   ======

                                                          Sept. 30  Dec. 31
                                                            1999     1998
                                                          --------   ------
Balance Sheet data
 Cumulative net investment in equity method affiliates
  PP&L                                                     $    17   $   17
  PP&L Global                                                  507      671
  Other and Eliminations
                                                           -------   ------
                                                               524      688
 Total assets
  PP&L                                                       9,028    8,838
  PP&L Global                                                1,332      757
  Other and Eliminations                                       249       12
                                                           -------   ------
                                                           $10,609   $9,607
                                                           =======   ======

7.  Sales to Other Electric Utilities

    PP&L is providing JCP&L with 189,000 kilowatts of capacity and related energy from all of its generating units during 1999. This agreement terminates on December 31, 1999. PP&L expects to be able to resell the returning capacity and energy through its Energy Marketing Center. Under a separate agreement, PP&L is providing additional capacity and energy to JCP&L. This capacity and energy sale increased from 200,000 kilowatts to 300,000 kilowatts in June 1999 and continues at this level through May 2004. Prices for this capacity and energy are market-based.

    In August 1999, the FERC approved new interconnection and power supply agreements between PP&L and UGI. Under the new power supply agreement, effective August 1999, UGI will purchase capacity from PP&L equal to UGI's PJM capacity obligation less the capacity reserve value of UGI's owned generation and an existing power purchase agreement. In 2000, UGI will purchase a firm block of energy in addition to the capacity. The agreement terminates in February 2001.

8.  Financial Instruments

    During the first nine months of 1999, PP&L Resources and PP&L entered into forward starting interest rate swaps and treasury locks with various counterparties to hedge the interest rate risk associated with anticipated debt issuances, including the issuance of transition bonds in August 1999. All financial instruments associated with hedging the interest rate risk of the transition bonds were settled at the end of July. The proceeds were received and deferred on the balance sheet in August 1999. As a result of these hedging activities, interest expense on the transition bonds, applied under the effective interest method, will be reduced by $24.8 million. Seventy-five percent of these savings are being passed back to customers. On the same day that PP&L priced its transition bonds, PP&L entered into short-dated treasury lock transactions with a notional amount of $1.07 billion to lock in the treasury rate related to PP&L's offer to purchase any or all of $1.66 billion of selected series of its first mortgage bonds. These contracts were settled one week later for an amount that was not significant. See Note 4 for additional information about transition bonds.

    PP&L Resources has also entered into forward currency agreements with various counterparties to hedge a portion of its currency risk associated with its net investment in a foreign subsidiary. At September 30, 1999, the estimated fair value of these forward currency agreements, which represents the amount PP&L Resources would pay if it terminated these agreements on that date, was $939,000.

    At September 30, 1999, PP&L Resources had also entered into forward-starting interest rate swap agreements with various counterparties to hedge the interest rate risk associated with debt issuances expected in the fourth quarter of 1999. These interest rate swap agreements involve the exchange of floating rate interest payments for fixed rate interest payments over the life of the agreements. PP&L Resources agreed to pay fixed rates between 5.805% - 7.03% on notional amounts of $1.17 billion, with maturity dates between October 29, 2004 and November 15, 2029. PP&L Resources will receive a variable rate interest payment based on either a 3-month or 6-month LIBOR rate through the maturity dates of these agreements. The estimated fair value of the forward interest rate swaps, which represents the estimated amount PP&L Resources would receive if it had terminated these agreements at September 30, 1999, was $22.5 million. In October 1999, $170 million of these swaps were settled in connection with the issuance of medium-term notes (as described in Note 9). PP&L Resources received net proceeds from these settlements of about $9 million. This amount will be deferred on the balance sheet and will subsequently be amortized over the life of the medium-term notes using the effective interest rate method.

9.  Credit Arrangements and Financing Activities

    PP&L issues commercial paper and, from time to time, borrows from banks to provide short-term funds for general corporate purposes. Bank borrowings generally bear interest at rates negotiated at the time of the borrowing. At September 30, 1999, PP&L had $225 million of commercial paper outstanding.

    PP&L Capital Funding, whose purpose is to provide debt funding for PP&L Resources and its subsidiaries other than PP&L, also issues commercial paper.
As with all PP&L Capital Funding debt, this commercial paper is guaranteed by PP&L Resources. As of September 30, 1999, PP&L Capital Funding had $202 million of commercial paper outstanding.

    In July 1999, PP&L, PP&L Capital Funding and PP&L Resources (as guarantor for PP&L Capital Funding) entered into a new 364-day $750 million credit facility with a group of banks. This facility replaced a $350 million 364-day revolving credit facility shared by PP&L and PP&L Capital Funding and five separate $80 million 364-day credit facilities maintained by PP&L Capital Funding. No borrowings are outstanding under this new facility.

    In June 1999, PP&L instituted a short-term bond program in order to meet short-term working capital requirements and to increase financing flexibility. Under this program, a total of $600 million of short-term bonds were issued with no more than $200 million of such bonds outstanding at any one time. This program was completed in August 1999.

    PP&L Resources, PP&L Capital Funding and PP&L Capital Funding Trust I filed a $1.2 billion shelf registration with the SEC in September 1999 for the registration of debt and equity securities. It is expected that such securities will be issued from time to time to provide funding for general corporate purposes, including making loans to the unregulated subsidiaries of PP&L Resources and reducing commercial paper balances.

    In October 1999, PP&L Capital Funding issued $200 million of medium-term notes in the form of 7.70% Reset Put Securities Series due 2007. In connection with this issuance, PP&L Capital Funding assigned to a third party the option to call the notes from the holders on November 15, 2002. These notes will mature on November 15, 2007, but will be required to be surrendered by the existing holders on November 15, 2002 either through the exercise of the call option by the callholder or, if such option is not exercised, through the automatic exercise of a mandatory put. If the call option is exercised, the notes will be remarketed and the interest rate will be reset for the remainder of their term to the maturity date, not to exceed 8-1/2%. If the call option is not exercised, the mandatory put will be exercised and PP&L Capital Funding will be required to repurchase the notes at 100% of their principal amount on November 15, 2002.

    In August 1999, PP&L Resources purchased 14 million shares of common stock for $417 million, under a forward purchase agreement with a third party. Also in August 1999, PP&L repurchased and subsequently retired $1.467 billion of first mortgage bonds through tender offers and open market purchases. See Note 4 for additional information on the issuance of $2.42 billion of transition bonds to securitize stranded costs, some of the proceeds of which were used to fund this purchase of common stock and tendered debt.

10. Commitments and Contingent Liabilities

Nuclear Insurance

    PP&L is a member of certain insurance programs which provide coverage for property damage to members' nuclear generating stations. Under these programs, facilities at the Susquehanna station are insured against property damage losses up to $2.75 billion. PP&L is also a member of an insurance program which provides insurance coverage for the cost of replacement power during prolonged outages of nuclear units caused by certain specified conditions. Under the property and replacement power insurance programs, PP&L could be assessed retroactive premiums in the event of the insurers' adverse loss experience. At September 30, 1999, the maximum amount PP&L could be assessed under these programs was about $24 million.

    PP&L's public liability for claims resulting from a nuclear incident at the Susquehanna station is limited to about $9.7 billion under provisions of The Price Anderson Amendments Act of 1988. PP&L is protected against this liability by a combination of commercial insurance and an industry assessment program. In the event of a nuclear incident at any of the reactors covered by The Price Anderson Amendments Act of 1988, PP&L could be assessed up to $168 million per incident, payable at $20 million per year, plus 5% surcharge, if applicable.

Environmental Matters

     Air
     ---

    The Clean Air Act deals, in part, with acid rain, attainment of federal ambient ozone standards and toxic air emissions. To comply with the year 2000 Phase II acid rain provisions, PP&L plans to purchase lower sulfur coal and use banked or purchased emission allowances instead of installing FGD on its wholly owned units.

    PP&L has met the 1995 ambient ozone requirements of the Clean Air Act by reducing its rate of NOx emissions by nearly 50% through the use of low NOx burners. Further seasonal (i.e., 5 month) NOx reductions to 55% and 75% of 1990 levels for 1999 and 2003, respectively, are specified under the Northeast Ozone Transport Region's Memorandum of Understanding. The

Pennsylvania DEP has finalized regulations which require PP&L to reduce its ozone seasonal NOx by 57% from 1999 levels beginning in May 1999. PP&L is complying with this reduction with operational initiatives that rely primarily on the existing low NOx burners.

    In 1997, the EPA finalized new national standards for ambient levels of ground-level ozone and fine particulates. Those standards were challenged by industry groups and have been held invalid by the D.C. Circuit Court of Appeals. Based in part on the new ozone standard, the EPA has called for 22 states (including PA) to revise their regulations capping their NOx emissions to specified levels in 2003. PA's NOx emissions cap in effect requires approximately an 80% reduction in NOx emissions from the 1990 level. The EPA required states to make these revisions to their regulations by September 1999. However, these EPA requirements have also been challenged in the D.C. Circuit Court of Appeals and the Court has stayed the September 1999 deadline.

    Pursuant to Section 126 of the Clean Air Act, several Northeast states have petitioned the EPA to find that major sources of NOx emissions, including PP&L's power plants, are significantly contributing to non-attainment in those states. The EPA found significant contribution by most sources named in the petitions and proposed to require emissions reductions at those sources if the states fail to develop plans by September 1999 to implement the proposed 2003 limits. The EPA's finding of significant contribution has been challenged in the D.C. Circuit Court of Appeals. The EPA has recently issued an interim stay of its action on these 126 petitions in light of the D. C. Circuit Court of Appeals' decisions.

    PP&L estimates that compliance with the 2003 emissions regulations requirements could require installation of NOx removal systems at PP&L's three largest coal-fired units, at a total capital cost of approximately $120 million. The first system is expected to be installed at the Montour Plant by May 2000.
A new particulates standard, if ultimately upheld, may require further reductions in SO2 and may expand the planned seasonal NOx reductions to year round in the 2010-2012 time frame.

    Under the Clean Air Act, the EPA has been studying the health effects of hazardous air emissions from power plants and other sources, to determine whether those emissions should be regulated. The EPA released a technical report of its findings to date and concluded that mercury is the power plant air toxic of greatest concern, but that more evaluation is needed before it can determine if regulation of air toxics from fossil fuel plants is necessary. The EPA is now seeking mercury and chlorine sampling and other data from electric generating units, including PP&L's. In addition, the EPA has announced an enforcement initiative against older coal-fired plants. Several of PP&L's coal-fired plants could fall into this category. These EPA initiatives could result in compliance costs for PP&L in amounts which are not now determinable but which could be significant.

    Expenditures to meet the 2000 acid rain and 1999 NOx reduction requirements are included in the table of projected construction expenditures in the section entitled "Financial Condition - Capital Expenditure Requirements" in the Review of the Financial Condition and Results of Operations in the 1998 Form 10-K. PP&L currently estimates that additional capital expenditures and operating costs for environmental compliance under the Clean Air Act will be incurred beyond 2002 in amounts which are not now determinable but which could be significant.

     Water and Residual Waste
     ------------------------

    Water discharges at PP&L facilities and any groundwater contamination caused by PP&L's ash basins must be addressed under DEP's regulations under the Clean Streams Law and DEP's residual waste regulations, respectively.

    The final NPDES permit for the Montour plant contains stringent limits for iron and chlorine discharges. Depending on the results of a toxic reduction study, additional water treatment facilities or operational changes may be needed at this plant.

    Capital expenditures through the year 2003 to correct groundwater degradation at fossil-fueled generating stations and to address waste water control at PP&L facilities are included in the table of construction expenditures in the section entitled "Financial Condition - Capital Expenditure Requirements" in the Review of the Financial Condition and Results of Operations in the 1998 Form 10-K. In this regard, PP&L currently estimates that $5.5 million of additional expenditures may be required in the next four years to close some of the ash basins and address other ash basin issues at various generating plants. Additional expenditures could be required beyond the year 2003 in amounts which are not now determinable but which could be material. Actions taken to correct groundwater degradation, to comply with the DEP's regulations and to address waste water control, are also expected to increase operating costs. These amounts are not now determinable but could be material.

     Remediation Under Multi-Site Consent Orders
     -------------------------------------------

    In 1995, PP&L entered into a consent order with the DEP to address a number of sites where PP&L may be liable for remediation of contamination. This may include potential PCB contamination at certain PP&L substations and pole sites; potential contamination at a number of coal gas manufacturing facilities formerly owned and operated by PP&L; and oil or other contamination which may exist at some of PP&L's former generating facilities. As of September 30, 1999, PP&L has completed work on more than half of the sites included in the consent order.

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

    At September 30, 1999, PP&L and Penn Fuel Gas had accrued $6 million and $14 million, respectively, representing the amounts they reasonably estimate they will have to spend to remediate sites involving the removal of hazardous or toxic substances, including those covered by each company's consent orders mentioned above. Future cleanup or remediation work at sites currently under review, or at sites not currently identified, may result in material additional operating costs for PP&L or Penn Fuel Gas, which neither company can estimate at this time. In addition, certain federal and state statutes, including Superfund and the Pennsylvania Hazardous Sites Cleanup Act, empower certain governmental agencies, such as the EPA and the DEP, to seek compensation from the responsible parties for the lost value of damaged natural resources. The EPA and the DEP may file such compensation claims against the parties, including PP&L or Penn Fuel Gas, held responsible for cleanup of such sites. Natural resource damage claims against PP&L or Penn Fuel Gas could result in material additional liabilities.

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

Loan and Other Guarantees of Affiliated Companies

    PP&L Resources provides certain guarantees for its subsidiaries. PP&L Resources guarantees all of the debt of PP&L Capital Funding, which consisted of $397 million of medium-term notes and $202 million of commercial paper at September 30, 1999 (as shown on the Consolidated Balance Sheet). As noted in
Note 9, an additional $200 million of medium-term notes were issued in October
1999 by PP&L Capital Funding.   PP&L Resources also guaranteed $17 million of
notes of a subsidiary of Penn Fuel Gas. In addition, PP&L Resources has provided $113 million of guarantees to PP&L Global subsidiaries. With respect to the development of the Griffith Energy Project, PP&L Resources has received a guaranty from Duke Capital Corporation to backstop a portion of PP&L Resources' guaranty (up to $25 million of PP&L Resources' $50 million guaranty). See Note 11 for additional information on the Griffith Energy Project. Lastly, PP&L Resources has guaranteed certain obligations of PP&L EnergyPlus for up to $263 million under certain power purchase and sales agreements.

    As of September 30, 1999, PP&L had provided a $12 million guarantee in support of one of its subsidiaries.

11. Acquisitions and Divestitures

    In February 1999, PP&L Resources acquired McCarl's; in April 1999, PP&L Spectrum acquired Burns Mechanical; and in September 1999, PP&L Resources acquired Western Mass. Holdings. In October 1999, Burns Mechanical finalized its merger with DVY. The purchase prices for these mechanical contractor and engineering firms were not individually significant.

    In November 1999, PP&L sold its Sunbury plant and the principal assets of its wholly-owned coal processing subsidiary, Lady Jane Collieries, to Sunbury Holdings, LLC. PP&L received cash proceeds of $107 million for these assets, including coal inventory, which will result in a one-time contribution of about 27 cents per share to PP&L Resources' 1999 earnings. This sale will be recorded in the fourth quarter of 1999.

    In May 1999, PP&L Global acquired most of Bangor Hydro's generating assets and certain transmission rights, as well as its interest in an oil-fired generation facility, for $79 million. In August 1999, PP&L Global purchased Bangor Hydro's 50% interest in the 13-megawatt West Enfield hydroelectric station for $10 million.

    In July 1999, PP&L Global acquired an additional 29.4% interest in Emel for $95 million, resulting in majority ownership and control of the company. In August 1999, PP&L Global acquired an additional 18.5% interest in Emel for $44 million. The most recent acquisition brought PP&L Global's ownership of Emel to 85.4%. The additional ownership in Emel also gave PP&L Global a majority interest in EC, an entity that is jointly owned by PP&L Global and Emel. As a result, in the third quarter PP&L Global consolidated the financial statements of Emel and EC, including DelSur from January 1, 1999 through August 31, 1999, thereby establishing a one-month reporting lag. In October 1999, PP&L Global offered to purchase additional shares of Emel between October 13 and November 26. If these additional shares are purchased, PP&L Global would own about 95% of Emel's shares.

    PP&L Global has also signed definitive agreements with the Montana Power Company, Portland General Electric Company and Puget Sound Energy, Inc. to acquire interests in 13 Montana power plants, with 2,372 megawatts of generating capacity, for a purchase price of $1.546 billion. The acquisition is subject to several conditions, including the receipt of required state and federal regulatory approvals and third party consents. In this regard, FERC has approved the sale of the assets to PP&L Global. Upon completion of this acquisition, PP&L Global will have 100% ownership interest in these power plants, except for Colstrip Units 3 and 4, in which PP&L Global's ownership interest will be 75% and 45%, respectively. PP&L Global expects to complete this acquisition by the first quarter of 2000. About 65% of the acquisition cost is expected to be financed on a project credit basis, non-recourse to PP&L Resources. The balance of the acquisition cost is expected to be financed through a combination of debt and equity issued by PP&L Resources. The agreements also provide for PP&L Resources' acquisition of related transmission assets for an additional $126 million, subject to certain conditions, including federal regulatory approval.

    PP&L Resources is in the process of acquiring the energy marketing operation of the Montana Power Company for an amount that is not significant. The Montana marketing and trading operation will become part of PP&L EnergyPlus, and will sell electricity in wholesale and retail markets in Montana and the Northwest.

    In September 1999, PP&L Global's U.K. subsidiary, SWEB, sold its electricity supply business to London Electricity for about $264 million. PP&L Global expects to record an after tax gain from the sale of about $40 million in the fourth quarter of 1999. The supply business provided about 15% of SWEB's annual earnings. PP&L Global and Southern Energy will continue joint ownership of the electric delivery business, which has been renamed Western Power Distribution
(WPD). WPD will continue to own and operate an extensive power network in southwest Britain, transporting and delivering electricity to 1.4 million customers.

    In August 1999, the U.K.'s Office of Gas and Electricity Markets, the regulatory authority for electricity and natural gas distribution, issued proposed base rate reductions for the country's 14 electricity distribution businesses, including WPD. The proposed rate reduction for WPD is between 20% and 25%. Under the proposal, the final rates would be issued in November 1999 and would be effective for five years beginning in April 2000. In anticipation of this action, PP&L Global is evaluating the carrying value of its investment in WPD. The amount of any possible write-down cannot be determined until the final rate reductions for WPD are known, but such a write-down could be material.

    In July 1999, PP&L Global reached an agreement with Duke Energy North America to jointly complete the Griffith Energy Project, a gas-fired, combined-cycle power plant near Kingman, Arizona. As part of the agreement, PP&L Global transferred a 50% interest in the project to Duke. PP&L Global will fund 50% of the capital cost of the project. The facility, expected to be in service in 2001, would have a nominal base-load capacity of 500 megawatts and a peak capacity of 600 megawatts. The project cost is anticipated to be about $300 million.

12. New Accounting Standards

    In June 1999, the FASB issued SFAS 137 which defers the effective date of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," to fiscal years beginning after June 15, 2000. SFAS 137 also changed the look-back period for bifurcating embedded derivatives in host contracts from December 31, 1997, to December 31, 1998. PP&L Resources and PP&L intend to adopt SFAS 133 as of January 1, 2001. The impact of adopting this statement on the net income and financial position of PP&L Resources and PP&L is not yet determinable but may be significant.

13. Subsequent Event

     On November 1, 1999 the Pennsylvania Department of Revenue (DOR) issued Public Utility Realty Tax Act (PURTA) tax notices to Pennsylvania Utilities for calendar year 1998 in accordance with amendments to PURTA enacted earlier in 1999. Based on the DOR notice, PP&L's PURTA tax expense for 1998 and 1999 will be reduced by about $19 million. This reduction in expense will be recorded in the fourth quarter of 1999.

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

                          Forward-looking Information
                          ---------------------------

     Certain statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts, including, but not limited to, statements with respect to future earnings growth, are "forward-looking statements" within the meaning of the federal securities laws. Although PP&L Resources and PP&L believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to have been correct. These forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in the forward-looking statements. The following are among the important factors that could cause actual results to differ materially from the forward-looking statements: state and federal regulatory developments; new state or federal legislation; national or regional economic conditions; market demand and prices for energy, capacity and fuel; weather variations affecting customer energy usage; competition in retail and wholesale power markets; the effect of any business or industry restructuring; PP&L Resources' and PP&L's profitability and liquidity; new accounting requirements or new interpretations or applications of existing requirements; operating performance of plants and other facilities; environmental conditions and requirements; system conditions (including actual results in achieving Year 2000 compliance by PP&L Resources, its subsidiaries and others) and operating costs; performance of new ventures; political, regulatory or economic conditions in foreign countries where PP&L Global makes investments; foreign exchange rates; and PP&L Resources' and PP&L's commitments and liabilities. Any such forward-looking statements should be considered in light of such important factors and in conjunction with PP&L Resources' and PP&L's other documents on file with the SEC.

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

                             Results of Operations
                             ---------------------

     The following discussion explains significant changes in principal items on the Consolidated Statement of Income comparing the three months and nine months ended September 30, 1999, to the comparable periods in 1998.

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

Earnings

                                         Comparison of Earnings - September 30
                                         -------------------------------------
                                         Three Months Ended  Nine Months Ended
                                         ------------------  -----------------
                                            1999      1998     1999      1998
                                           ------    ------   ------    ------
Earnings per share - excluding
 one-time adjustments and
 restructuring impacts                      $0.55     $0.54    $1.72   $  1.47

One-time adjustments:
 Securitization                              0.13               0.13
 PUC Restructuring Charge                                                (5.49)
 FERC Municipalities Settlement                                          (0.19)
 U.K. Income Tax Rate Reduction                        0.06               0.06
 Penn Fuel Gas Acquisition Costs                       0.03               0.03
Restructuring impacts                                  0.18               0.18
                                            -----     -----  -------    ------
Earnings per share - actual                 $0.68     $0.81    $1.85    ($3.94)
                                            =====     =====  =======    ======

     PP&L recorded two extraordinary items in June 1998 related to the PUC restructuring proceeding and a settlement with municipalities under FERC jurisdiction. Refer to Note 4 to the Financial Statements in PP&L Resources' and PP&L's Form 10-K for the year ended December 31, 1998.

     PP&L also recorded an extraordinary item in August 1999 for the extinguishment of debt using the proceeds of transition bonds. Refer to Note 5 to the Financial Statements for further information. Also, certain deferred income taxes were no longer required because of securitization. This $78 million credit to income, when offset by the extinguishment charge, increased 1999 earnings by 13 cents per share.

     Earnings per share, excluding these and other one-time adjustments and restructuring impacts, were $0.01 higher for the three months ended September 30, 1999, and $0.25 higher for the first nine months of 1999, when compared with the same periods in 1998.

     The earnings improvement during the nine-month period reflects higher sales of electricity to retail customers, higher margins on wholesale energy marketing and trading activities and higher earnings of PP&L Global. Depreciation and effective income tax rates were lower than in 1998, a direct result of the restructuring adjustments recorded by PP&L in June 1998. PP&L Resources' common stock repurchases in September 1998 and August 1999 also had a favorable impact on earnings per share.

     These earnings gains were partially offset by a four percent rate reduction for electricity delivery customers effective January 1, 1999, through December 31, 1999. PP&L revenues were further impacted by the loss of commercial and industrial customers who chose alternate suppliers for their generation supply and higher operating and maintenance costs. In addition, PP&L lost the benefit of certain regulatory treatments that improved earnings during the first nine months of 1998.

Electric Energy Sales

     PP&L's electricity sales for 1999 and 1998 were as follows:

                                September 30, 1999 vs. September 30, 1998
                                -----------------------------------------
                                  Three Months Ended  Nine Months Ended
                                  ------------------  -----------------
                                      1999     1998      1999     1998
                                     -----    ------    ------   ------
                                            (Millions of kWh)
Electricity delivered to
  retail customers by PP&L (a)       8,221     8,368    25,086   24,201
Less:  Electricity supplied
  by others                          2,770       520     6,950    1,493
                                     -----    ------    ------   ------
Electricity supplied to retail
  customers by PP&L                  5,451     7,848    18,136   22,708
Electricity supplied to retail
  customers by PP&L EnergyPlus       3,029       469     7,096    1,139
                                     -----    ------    ------   ------
Total electricity supplied to
  retail customers (a)               8,480     8,317    25,232   23,847
Wholesale Energy Sales               7,805    12,258    24,034   29,303

(a) kWh for customers residing in PP&L's service territory who received energy from PP&L or PP&L EnergyPlus are reflected in both of these categories.

     Under Pennsylvania's Electric Choice program, beginning on January 1, 1999 customers were allowed to choose the supplier of their electricity.

Customers making this choice continue to have the utility that serves their territory deliver electricity from the supplier of choice.

     Electricity delivered to retail customers in the three months ended September 30, 1999, decreased by 147 million kWh, or 1.8%, from the comparable period in 1998. The decline reflects lower usage by industrial customers.

     Electricity supplied to retail customers increased by 163 million kWh, or 2.0%, when comparing the three months ended September 30, 1999, to the same period in 1998. Total electricity supplied increased more than electricity delivered because PP&L EnergyPlus' gains in the competitive electricity supply market were greater than the losses to other utilities. In the third quarter, PP&L's supply of electricity to retail customers was 3% higher than its delivery of electricity.

     Electricity delivered to retail customers in the nine months ended September 30, 1999, increased by 885 million kWh, or 3.7%, from the comparable period in 1998. If normal weather had been experienced in the first nine months of 1999 and 1998, deliveries would have increased by 0.8%.

     Electricity supplied to retail customers increased by 1,385 million kWh, or 5.8%, when comparing the nine months ended September 30, 1999, to the same period in 1998. This increase is due to the increased sales by PP&L EnergyPlus in the competitive market and the impact of mild weather on sales in the first quarter of 1998.

     Wholesale energy sales, which includes sales to other utilities and energy marketers through contracts, spot market transactions or power pool arrangements, decreased by 4,453 million kWh and 5,269 million kWh in the three and nine month periods ending September 30, 1999, when compared to the same periods in 1998. These decreases were primarily the result of decreased activity of the Energy Marketing Center in the wholesale market because of retail market needs and the decrease or expiration of contracts.

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

Quantitative and Qualitative Disclosures About Market Risk

     See Note 8 to the Financial Statements for a discussion of forward starting interest rate swaps and treasury locks to hedge debt issuances and retirements during the first nine months of 1999. Note 8 also describes hedge positions at September 30, 1999 to manage exposures to foreign currency risk and interest rate risk for anticipated debt issuance in the fourth quarter of 1999.

     PP&L Resources remains exposed to changes in the fair value of the forward starting interest rate swaps. At September 30, 1999, PP&L Resources, based on historical trends, estimated its potential maximum exposure to a change in the fair value of these instruments through a downward movement in interest rates over a one-day period at $11.1 million, based on a confidence level of 97.5%.

Operating Revenues

Electric
--------

     The increase (decrease) in revenues from electric operations was attributable to the following:

                                                                               September 30, 1999 vs. September 30, 1998
                                                                              -------------------------------------------
                                                                                 Three Months Ended     Nine Months Ended
                                                                              -----------------------  ------------------
                                                                                        (Millions of Dollars)
Retail Electric Revenue
  PP&L - electric delivery and generation provider of last resort                     $(131)              $(247)
  PP&L EnergyPlus - electric generation supply                                          117                 294
  PP&L Global - Emel/EC - electric delivery                                             176                 176
  Other                                                                                   2                  17
                                                                                      -----               -----
                                                                                      $ 164               $ 240
                                                                                      =====               =====

     PP&L and PP&L EnergyPlus revenues for the third quarter of 1999 were $14 million, or 2.2%, below the third quarter of 1998. This reflects lower deliveries to industrial and commercial customers and the 4% reduction in PP&L's retail rates effective January 1, 1999 in connection with the PUC Final Order in PP&L's restructuring proceeding. While PP&L delivery sales were down, PP&L EnergyPlus and PP&L supplied more generation than they did in the third quarter of 1998.

     PP&L and PP&L EnergyPlus revenues for the nine months ended September 30, 1999 were $47 million, or 2.6%, higher compared with the same period in 1998. This increase, in part, reflects the unfavorable impact of mild winter weather on 1998 sales. Also, PP&L EnergyPlus and PP&L provided 5.8% more electricity to retail customers during the first nine months of 1999. These revenue gains were partially offset by the 4% reduction in PP&L's regulated rates, as noted above.

     PP&L Global consolidated the financial results of Emel and EC in the third quarter of 1999, effective from January 1, 1999. Accordingly, "Electric Operating Revenues" includes Emel and EC revenues from transmission and distribution of electricity to their customers in Central America. See Note 11 for additional information.

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

Wholesale Energy Marketing and Trading Activities
-------------------------------------------------

     The increase (decrease) in revenues from wholesale energy marketing and trading activities was attributable to the following:


                          September 30, 1999 vs. September 30, 1998
                         -------------------------------------------
                          Three Months Ended     Nine Months Ended
                         ---------------------  --------------------
                                   (Millions of Dollars)
Electric
 Bilaterial Sales                 $(54)                 $ 16
 PJM                                 9                    13
 Cost-based contracts              (20)                  (52)
Oil & gas sales                     79                   167
                                  ----                  ----
                                  $ 14                  $144
                                  ====                  ====

     Revenues in both periods increased despite the phase-down of the capacity and energy agreement with JCP&L and the end of the capacity and energy agreement with Atlantic. The revenue decreases associated with the phase-downs are reflected in cost-based contracts. The overall revenue increase reflects PP&L's continued emphasis in competing in wholesale markets and support of PP&L EnergyPlus requirements. Energy purchases have also increased to meet these increased sales. Refer to "Energy Purchases" for more information.

Energy-Related Businesses

     Energy-related businesses contributed $11 million and $5 million to the operating income of PP&L Resources for the three months ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999 and 1998, these businesses contributed a total of $44 million and $15 million, respectively, to operating income. The improvement in 1999 over 1998 primarily reflects PP&L Global's higher equity earnings due to its additional investment in SWEB, and additional operating income provided by PP&L Spectrum and the mechanical contractor and engineering subsidiaries. Energy-related businesses, including PP&L

Global equity investments, PP&L Spectrum, H.T. Lyons, McClure, McCarl's and Burns Mechanical, are expected to provide an increasing share of PP&L Resources' future earnings.

Electric Fuel Costs

     Electric fuel costs decreased $19 million and $34 million for the three and nine months ended September 30, 1999, respectively, from the comparable periods in 1998. The decrease for the three months was attributed to an unplanned outage coupled with lower generation for fossil fuel units. Less generation was required in the third quarter of 1999 due to reduced Energy Marketing Center activity and lower summer demand. The decrease for the nine months was attributed to lower fossil plant availability and lower fuel prices for coal-fired units. These decreases were partially offset by a one-time charge of $5 million in 1999 for the increase in estimated costs of dry cask canisters for on-site spent fuel storage at the Susquehanna plant.

Energy Purchases

     After eliminating the purchases made by Emel and EC, which were consolidated by PP&L Global in the third quarter of 1999, energy purchases increased by $33 million and $209 million for the three and nine months ended September 30, 1999, respectively, compared with the same periods in 1998. These increases were primarily due to increased gas purchases by the Energy Marketing Center, additional wholesale purchases to support PP&L EnergyPlus, and higher wholesale prices for electricity. These costs were partially offset by a decrease in the volume of electricity purchased by the Energy Marketing Center for trading purposes and the amortization of the liability for above market NUG purchases.

Other Operation Expenses

     Other operation expenses increased by $42 million and $94 million for the three and nine months ended September 30, 1999, respectively, compared with the same periods in 1998. Certain regulatory impacts and operating expenses of acquired companies caused a substantial portion of these increases. These included:

     . About $13 million and $43 million of regulatory credits were recorded in the three months and nine months ended September 30, 1998, respectively. These credits were for the loss of revenue as a result of the customer choice pilot program and the deferral of undercollected energy costs. No similar accounting was recorded in 1999, as the pilot program was completed and energy costs are no longer recoverable through the ECR.

     . About $3 million and $21 million of additional operation expenses of Penn Fuel Gas were recorded in the three and nine months ended September 30, 1999, respectively, over the comparable periods in 1998. Penn Fuel Gas was acquired in August of 1998.

     . PP&L Global consolidated the results of Emel and EC in the third quarter of 1999, which added about $16 million in operation expenses.

     Eliminating these items, the other operation expenses of PP&L Resources increased by $10 million and $14 million for the three and nine months ended September 30, 1999, respectively, compared with the same periods in 1998. These increases were primarily due to additional expenses associated with customer choice, including expenses to educate customers and additional marketing expenses by PP&L EnergyPlus. Higher wages and employee benefits also contributed to the increase.

Power Plant Operations

     In April 1999, PP&L closed its Holtwood coal-fired generating station. The closing is part of an effort to reduce operating costs and position PP&L for the competitive marketplace. The adjacent hydroelectric plant continues to operate.

     In November 1999, PP&L sold its Sunbury plant and the principal assets of its wholly-owned coal processing subsidiary, Lady Jane Collieries, to Sunbury Holdings, LLC. PP&L received cash proceeds of $107 million for the assets, including coal inventory, which will result in a one-time contribution of about 27 cents per share to PP&L Resources' 1999 earnings. This sale will be recorded in the fourth quarter of 1999.

Maintenance Expenses

     Maintenance expenses increased by $14 million and $20 million for the three and nine months ended September 30, 1999, respectively, from the comparable periods in 1998. About one-half of these increases were due to higher cost of outage-related and other maintenance at PP&L's fossil power plants, and additional expenses to maintain transmission and distribution facilities. The balance of the increase in maintenance expenses is due to the consolidation of Emel's accounts in the third quarter of 1999 and the acquisition of Penn Fuel Gas in August 1998.

Depreciation and Amortization Expenses

     Depreciation and amortization expenses decreased by $73 million for the nine months ended September 30, 1999, compared with the same period in 1998. This decrease was mainly due to the write-down of generation-related assets in connection with the restructuring adjustments recorded in June 1998. The decrease was partially offset by the additional depreciation associated with the acquisition of Penn Fuel Gas in August 1998 and PP&L Global's consolidation of Emel's accounts in the third quarter of 1999.

Other Income

     Other income decreased $16 million and $19 million for the three and nine months ended September 30, 1999, respectively, from the comparable periods in 1998. PP&L Global's earnings for 1998 reflected a $9 million U.K. income tax rate reduction. In addition, PP&L Resources recorded the Penn Fuel Gas acquisition in August 1998. Third quarter 1998 earnings were credited by $6 million for estimated transaction costs originally contemplated as a pooling of interests but ultimately recorded under purchase accounting. These decreases were partially offset by PP&L Global's consolidation of Emel and EC financial results in the third quarter of 1999, which resulted in deductions of about $5 million.

Income Taxes

     Income taxes decreased by $100 million and $108 million for the three and nine months ended September 30, 1999, respectively, when compared to the same periods in 1998. The decreases were primarily due to changes in PP&L Resources' pre-tax book income, deferred income taxes no longer required due to securitization and tax changes relating to the second quarter 1998 restructuring write-off.

                              Financial Condition
                              -------------------

Financing Activities

     The following financing activities have occurred to date in 1999:

     . In January and February, PP&L Resources issued $8 million of new common stock through the DRIP. Effective March 1, the DRIP was changed from a new issue to an open market purchase program.

     . In June, PP&L instituted a short-term bond program in order to meet short-term working capital requirements and to increase financing flexibility. Under this program, a total of $600 million of short-term bonds were issued with no more than $200 million of such bonds outstanding at any one time. This program was completed in August 1999.

     . In August, PP&L Transition Bond Company issued $2.42 billion of transition bonds to securitize stranded costs. PP&L used these proceeds to repurchase $1.467 billion of first mortgage bonds. PP&L Resources purchased 14 million shares of its common stock for $417 million. Refer to Note 4 to the Financial Statements for additional information.

     . In September, PP&L Resources, PP&L Capital Funding, and PP&L Capital Funding Trust I filed a $1.2 billion shelf registration with the SEC to issue various debt and equity securities. It is expected that these various securities will be issued from time to time to provide long-term funding for PP&L Resources and its subsidiaries other than PP&L.

     . PP&L Capital Funding issued $200 million of medium-term notes in October 1999, in the form of 7.70% Reset Put Securities Series due 2007.

     Refer to Note 9 to the Financial Statements for additional information on credit arrangements and financing activities.

Financing and Liquidity

     Cash and cash equivalents increased by $152 million more during the nine months ended September 30, 1999, compared with the same period in 1998. The reasons for this change were:

     . A $95 million increase in cash provided by operating activities, primarily due to higher operating cash flow from PP&L Global, an increase in trade payables to support operations, and the adjustment for certain non-cash components of earnings, including the amortization of recoverable transition costs. These sources of funds were partially offset by an increase in accounts receivable and unbilled revenues.

     .    $10 million decrease in cash used in investing activities.

     . A $47 million increase in cash provided by financing activities. This increase was due to additional issuance of long-term debt and a decrease in payments of common dividends. These financing inflows were partially offset by lower funds from issuing common stock, greater retirement of long-term debt, and a net reduction in short-term debt balances in 1999.

Financial Indicators

     Earnings for the twelve months ended September 30, 1999 and 1998 were impacted by one-time adjustments and restructuring impacts, which are listed in the "Earnings" discussion in the Results of Operations of this Form 10-Q, and the Form 10-K for the year ended December 31, 1998. The following financial indicators for PP&L Resources reflect the elimination of these impacts from earnings, and provide an additional measure of the underlying earnings performance of PP&L Resources and its subsidiaries.

                                                12 Months Ended September 30,
                                               -------------------------------
                                                    1999             1998
                                               ---------------  --------------
Earnings per share, as adjusted                        $ 2.13          $ 1.90

Return on average common equity                         13.90%          11.04%

Ratio of pre-tax income to interest charges              3.06            3.47

Dividends declared per share                           $ 1.00          $ 1.50

Acquisitions and Divestitures

     Refer to Note 11 to the Financial Statements for information regarding Acquisitions and Divestitures.

     As of September 30, 1999, PP&L Global had investments of $864 million in foreign and domestic facilities, including consolidated investments, Emel, DelSur, and Penobscot Hydro.

     PP&L Global continues to pursue opportunities to develop and acquire electric generation, transmission and distribution facilities in the United States and abroad.

Commitments and Contingent Liabilities

     Refer to Note 10 to the Financial Statements for a discussion of commitments and contingent liabilities.

Increasing Competition

     The electric utility industry has experienced and will continue to experience a significant increase in the level of competition in the energy supply market at both the state and federal level.

     State Activities
     ----------------

     Reference is made to Note 3 to the Financial Statements in PP&L Resources' and PP&L's Form 10-K for the year ended December 31, 1998 for a discussion of PP&L's PUC restructuring proceeding under the Customer Choice Act.

     Reference is also made to Note 3 to the Financial Statements in PP&L Resources' and PP&L's Form 10-K for the year ended December 31, 1998 regarding PP&L's transfer of its retail electric marketing function to PP&L EnergyPlus, a separate affiliated corporation. PP&L EnergyPlus has a PUC license to act as a Pennsylvania EGS. This license permits PP&L EnergyPlus to offer retail electric supply to participating customers in PP&L's service territory and in the service territories of other Pennsylvania utilities. In 1999, PP&L EnergyPlus is offering such supply to industrial and commercial customers throughout Pennsylvania. PP&L EnergyPlus is also approved to market electricity in New Jersey, Maine, Delaware, and Montana.

     Federal Activities
     ------------------

     In June 1999, PP&L filed with the FERC an application requesting authority to sell specified ancillary services at market-based rates in the following markets: the New England power pool, the New York power pool, the market administered by the California ISO, and PJM. The FERC granted the application in July 1999.

     PP&L EnergyPlus has authority from the FERC to sell electric energy and capacity at market-based rates and to sell, assign or transfer transmission rights and associated ancillary services. PP&L has a FERC-filed code of conduct governing its relationship with such affiliates that engage in the sale and/or transmission of electric energy.

     In July 1999, PP&L EnergyPlus filed an application with the FERC requesting authority to sell specified ancillary services at market-based rates in the following markets: the New England power pool, the New York power pool, the market administered by the California ISO, and PJM. The FERC granted the application in August 1999.

Proposed Corporate Realignment

     In September 1999, the Boards of Directors of PP&L Resources and PP&L approved the initiation of a corporate realignment, in order to better position PP&L Resources and its subsidiaries in the new competitive marketplace. This realignment includes the following key features:

     . The transfer of all of PP&L's electric generating facilities and related assets to a new generating company subsidiary of PP&L Resources.

     . The transfer of PP&L's wholesale energy marketing business, along with the energy marketing business of PP&L EnergyPlus, to a new marketing company subsidiary of PP&L Resources.

     . The transfer of the U.S. electric generating business of PP&L Global to the new generating company.

     As a result of this corporate realignment, PP&L's principal business would be the transmission and distribution of electricity to serve retail customers in its franchised territory in eastern and central Pennsylvania. PP&L Global's principal business would be the acquisition or development of both U.S. and international energy projects and the ownership of international energy projects. With respect to other existing subsidiaries of PP&L Resources and PP&L, they generally will be aligned in the new corporate structure according to their principal business functions.

     The proposed corporate realignment is subject to approval from the PUC, the FERC and the NRC, as well as certain third-party consents. PP&L Resources expects to complete the corporate realignment in mid-2000.

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

     Delivery of electricity is dependent on the overall reliability of the electric grid. PP&L is cooperating and coordinating with the NERC and the PJM Interconnection regarding Year 2000 remediation efforts.

     PP&L's power plant and electricity delivery systems are ready for the Year 2000. PP&L has completed testing all electricity generation and delivery systems. This testing has determined that the equipment necessary for the delivery of safe and reliable electricity to customers is ready for the turnover to the Year 2000.

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

     In May 1998, the NRC issued a notification requirement under which nuclear utilities are required to inform the NRC, in writing, that they are working to solve the Year 2000 computer problem. In addition, nuclear utilities had until July 1, 1999 to inform the NRC that their computers are Year 2000 ready or to submit a status report summarizing the ongoing work. On July 1, 1999, PP&L filed its written response with the NRC, stating that PP&L's nuclear power plant is Year 2000 ready.

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

     As of October 1, 1999, PP&L is more than 98% complete in addressing the Year 2000 issue. PP&L has achieved the following completion percentages on the seven steps referenced above for Year 2000 compliance: awareness, 98%; inventory, 100%; assessment, 99%; remediation, 98%; testing, 99%; implementation, 97%; and additional contingency plans, beyond the basic plans referenced above, 85%. The preceding percentages are for all of PP&L's computer systems, including components of the computer systems that are mission-critical.

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

     PP&L has participated in several Year 2000 tests with the PJM. The first test with the PJM focused on basic data communications. The second test with the PJM was done in conjunction with NERC on April 9, 1999, and focused on redundant communications. The third test focused on system interfaces. PP&L also participated with the PJM in a NERC-sponsored Year 2000 test on September 8, 1999, which was a full simulation of generation, transmission and distribution operational plans. The results indicated that these systems were Year 2000 ready.

     In October 1999, Penn Fuel Gas also announced that its systems used in the distribution of natural gas and propane to its customers are ready for the year 2000. Penn Fuel Gas's Year 2000 Project included its subsidiaries PFG Gas Inc. and North Penn Gas Company.

     Based upon present assessments, PP&L estimates that it will incur approximately $13.5 million in Year 2000 remediation costs. Through September 30, 1999, PP&L had spent approximately $12.3 million in remediation costs, which included assistance from outside consultants. These costs are being expensed as incurred.

     With respect to PP&L Global's Emel-related investments, an assessment has been made of the Chilean and Bolivian companies, and they are taking appropriate steps to ensure Year 2000 Readiness by year-end. An assessment of Year 2000 Readiness is ongoing in El Salvador.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

     Reference is made to "Quantitative and Qualitative Disclosures About Market Risk," in Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 8 to the Financial Statements.

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

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)  Exhibits
            12 - Computation of Ratio of Earnings to Fixed Charges 27 - Financial Data Schedule

     (b)  Reports on Form 8-K

     Report dated July 27, 1999
     --------------------------

     Item 5.  Other Events

          Information regarding PP&L's cash tender offers for any and all of approximately $1.66 billion of 11 different series of its first mortgage bonds.

     Report dated August 10, 1999
     ----------------------------

     Item 5.  Other Events

          Information regarding the expiration of PP&L's cash tender offers for any and all of approximately $1.66 billion of 11 different series of its first mortgage bonds.

     Report dated August 31, 1999
     ----------------------------

     Item 5.  Other Events

          Information regarding PP&L Global's acquisition of approximately 2.7 million additional shares of the Chilean electricity distribution company Empresas Emel S.A. The transaction brings PP&L Global's ownership of Emel to 85.4 percent.

     Report dated September 24, 1999
     -------------------------------

     Item 5.  Other Events

          Information regarding the approval by the Board of Directors of PP&L Resources, Inc. and PP&L, Inc. to initiate a corporate realignment.

     Report dated September 30, 1999
     -------------------------------

     Item 5.  Other Events

          Information regarding SWEB's settlement on the sale of its electricity supply business to London Electricity for 160 million pounds (about $264 million).

GLOSSARY OF TERMS AND ABBREVIATIONS

Atlantic - Atlantic City Electric Company.

Bangor Hydro - Bangor Hydro-Electric Company.

Burns Mechanical - Burns Mechanical, Inc., a PP&L Spectrum unregulated subsidiary specializing in mechanical contracting and engineering.

Clean Air Act - (Federal Clean Air Act Amendments of 1990) legislation enacted to address environmental issues including acid rain, ozone and toxic air emissions.

CTC - competitive transition charge on customer bills to recover allowable transition costs under the Customer Choice Act.

Customer Choice Act - (Pennsylvania Electricity Generation Customer Choice and Competition Act) legislation enacted to restructure the state's electric utility industry to create retail access to a competitive market for generation of electricity.

DelSur - Distribuidora Electricidad del Sur S.A., an electric distribution company in El Salvador, a majority of which is owned by EC.

DEP - Pennsylvania Department of Environmental Protection.

District Court - United States District Court for the Eastern District of Pennsylvania.

DRIP - (Dividend Reinvestment Plan) program available to shareowners of PP&L Resources' common stock and PP&L preferred stock to reinvest dividends in PP&L Resources' common stock instead of receiving dividend checks.

DVY - DVY, Incorporated, a mechanical contractor and engineering firm acquired by Burns Mechanical in October 1999.

EC - Electricidad de Centroamerica, S.A. de C.V, an ElSalvadoran holding company and the majority owner of Del Sur. EC is jointly owned by PP&L Global and Emel.

ECR - (Energy Cost Rate) a tariff applied to PUC-jurisdictional customers to recover fuel and other energy costs. Effective January 1997, energy costs were rolled into base rates.

EGS - electric generation supplier.

EITF - (Emerging Issues Task Force) an organization that aids the FASB in identifying emerging issues that may require FASB action.

Emel - Empresas Emel, S.A., a Chilean electric distribution holding company.

Energy Marketing Center - organization within PP&L responsible for marketing and trading wholesale energy.

EPA - Environmental Protection Agency.

EPS - Earnings per share.

FASB - (Financial Accounting Standards Board) a rulemaking organization that establishes financial accounting and reporting standards.

FGD - flue gas desulfurization equipment installed at coal-fired power plants to reduce sulfur dioxide emissions.

FERC - (Federal Energy Regulatory Commission) federal agency that regulates interstate transmission and sale of electricity and related matters.

H.T. Lyons - H.T. Lyons, Inc., a PP&L Resources unregulated subsidiary specializing in mechanical contracting and engineering.

ISO - Independent System Operator.

ITC - intangible transition charge on customer bills to recover intangible transition costs associated with securitizing stranded costs under the Customer Choice Act.

ITP - intangible transition property created under the Customer Choice Act, which represents the right to recover intangible transition costs, through the ITC.

JCP&L - Jersey Central Power & Light Company.

LIBOR - London Interbank Offering Rate.

McCarl's - McCarl's Inc., a PP&L Resources unregulated subsidiary specializing in mechanical contracting.

McClure - McClure Company, a PP&L Resources unregulated subsidiary specializing in mechanical contracting and engineering.

NERC - North American Electric Reliability Council.

NOx - nitrogen oxide.

NPDES - National Pollutant Discharge Elimination System.

NRC - (Nuclear Regulatory Commission) federal agency that regulates operation of nuclear power facilities.

NUG - (Non-Utility Generator) generating plants not owned by regulated utilities. If the NUG meets certain criteria, its electrical output must be purchased by public utilities as required by PURPA.

PCB - (Polychlorinated Biphenyl) additive to oil used in certain electrical equipment up to the late-1970s. Now classified as a hazardous chemical.

PECO - PECO Energy Company.

Penn Fuel Gas - Penn Fuel Gas, Inc., a PP&L Resources regulated subsidiary specializing in natural gas distribution, transmission and storage services, and the sale of propane.

PJM - (PJM Interconnection, LLC) operates the electric transmission network and electric energy market in the mid-Atlantic region of the U.S.

PP&L - PP&L, Inc.

PP&L Capital Funding Trust I - a Delaware statutory business trust created to issue Preferred Securities and Common Trust Securities.

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

PP&L Transition Bond Company - PP&L Transition Bond Company LLC, a wholly-owned subsidiary of PP&L, Inc. which was formed to issue transition bonds under the Customer Choice Act.

PUC - (Pennsylvania Public Utility Commission) state agency that regulates certain ratemaking, services, accounting, and operations of Pennsylvania utilities.

PUC Final Order - Final order issued by the PUC on August 27, 1998, approving the settlement of PP&L, Inc.'s restructuring proceeding.

PURPA - (Public Utility Regulatory Policies Act of 1978) legislation passed by Congress to encourage energy conservation, efficient use of resources, and equitable rates.

SEC - Securities and Exchange Commission.

SO2 - Sulfur dioxide.

SFAS - (Statement of Financial Accounting Standards) accounting and financial reporting rules issued by the FASB.

Superfund - federal and state legislation that addresses remediation of contaminated sites.

SWEB - South Western Electricity plc, a British regional electric utility company.

UGI - UGI Corporation.

U.K. - United Kingdom.

Western Mass. Holdings - Western Massachusetts Holdings, Inc., a PP&L Resources unregulated subsidiary specializing in mechanical contracting and engineering.

WPD - Western Power Distribution, the new name for SWEB's remaining power distribution business.

Year 2000 - A set of date-related problems that may be experienced by software systems or applications.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiaries.

                                  PP&L Resources, Inc.
                                  --------------------
                                     (Registrant)

                                  PP&L, Inc.
                                  ----------
                                     (Registrant)



Date:  November 12, 1999                    /s/ John R. Biggar
                                  ----------------------------------------
                                                John R. Biggar
                                          Senior Vice President and
                                           Chief Financial Officer
                                   (PP&L Resources, Inc. and PP&L, Inc.)


                                         /s/ Joseph J. McCabe
                                  ----------------------------------------
                                             Joseph J. McCabe
                                         Vice President & Controller
                                    (PP&L Resources, Inc. and PP&L, Inc.)