Form 10-K405
period 1999-12-31
PPL ELECTRIC UTILITIES CORP
filed 2000-03-02
CIK 317187

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the fiscal year ended December 31, 1999

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from _________ to ___________

Commission File   Registrant; State of Incorporation;      IRS Employer
     Number       Address and Telephone Number          Identification No.
     ------       ----------------------------          ------------------

 1-11459           PPL Corporation                          23-2758192
                   (Exact name of Registrant as
                   specified in its charter)
                   (Pennsylvania)
                   Two North Ninth Street
                   Allentown, PA 18101
                   (610) 774-5151

 1-905             PPL Electric Utilities Corporation       23-0959590
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

Common Stock of PPL Corporation              New York & Philadelphia
                                             Stock Exchanges


Preferred Stock of PPL Electric Utilities Corporation
  4-1/2%                          New York & Philadelphia Stock Exchanges
  3.35% Series                    Philadelphia Stock Exchange
  4.40% Series                    New York & Philadelphia Stock Exchanges
  4.60% Series                    Philadelphia Stock Exchange

Company-Obligated Mandatorily Redeemable Securities of PPL Electric Utilities Corporation
  8.20% Series ($25 stated value)(a)        New York Stock Exchange
  8.10% Series ($25 stated value)(b)        New York Stock Exchange

(a) Issued by PP&L Capital Trust and guaranteed by PPL Electric Utilities Corporation
(b) Issued by PP&L Capital Trust II and guaranteed by PPL Electric Utilities Corporation

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                  PPL Corporation                     [ X ]
                  PPL Electric Utilities Corporation  [ X ]

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

  PPL Corporation                         Yes  X        No _____
                                              -----
  PPL Electric Utilities Corporation      Yes  X        No _____
                                              -----

As of January 31, 2000, PPL Corporation had 143,696,625 shares of its $.01 par value Common Stock outstanding, excluding 30,993,637 shares held as treasury stock. The aggregate market value of these common shares (based upon the average of the high and low price of these shares on the New York Stock Exchange on that date) held by non-affiliates was $3,309,512,895.

PPL Corporation held all 102,230,382 outstanding common shares, no par value, of PPL Electric Utilities Corporation, excluding 55,070,000 shares held as treasury stock. The aggregate market value of the voting preferred stock held by non-affiliates of PPL Electric Utilities Corporation at January 31, 2000 was $76,378,445.

                     Documents incorporated by reference:

Registrants have incorporated herein by reference certain sections of PPL Corporation's 2000 Notice of Annual Meeting and Proxy Statement, and PPL Electric Utilities Corporation's 2000 Notice of Annual Meeting and Information Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1999. Such Statements will provide the information required by Part III of this Report.

                                PPL CORPORATION
                      PPL ELECTRIC UTILITIES CORPORATION

                          FORM 10-K ANNUAL REPORT TO
                    THE SECURITIES AND EXCHANGE COMMISSION
                     FOR THE YEAR ENDED DECEMBER 31, 1999
                     ------------------------------------

                               TABLE OF CONTENTS
                               -----------------

     This combined Form 10-K is separately filed by PPL Corporation and PPL Electric Utilities Corporation. Information contained herein relating to PPL Electric Utilities Corporation is filed by PPL Corporation and separately by PPL Electric Utilities Corporation on its own behalf. PPL Electric Utilities Corporation makes no representation as to information relating to PPL Corporation or its subsidiaries, except as it may relate to PPL Electric Utilities Corporation.

Item                                                                        Page
                                    PART I
                                    ------
   1.  Business............................................................    x
   2.  Properties..........................................................    x
   3.  Legal Proceedings...................................................    x
   4.  Submission of Matters to a Vote of Security Holders.................   xx
       Executive Officers of the Registrants...............................   xx

                                    PART II
                                    -------

   5.  Market for the Registrant's Common Equity and Related Stockholder
       Matters.............................................................   xx

   6.  Selected Financial and Operating Data...............................   xx

   7.  Review of the Financial Condition and Results of Operations.........   xx

   7A. Quantitative and Qualitative Disclosures About Market Risk..........   xx

          Report of Independent Accountants................................   xx

          Management's Report on Responsibility for Financial Statements...   xx

   8.  Financial Statements and Supplementary Data

       Financial Statements:

          PPL Corporation

          Consolidated Statement of Income for each of the Three Years
            Ended December 31, 1999, 1998 and 1997.........................   xx
          Consolidated Statement of Cash Flows for each of the Three Years
            Ended December 31, 1999, 1998 and 1997.........................   xx
          Consolidated Balance Sheet at December 31, 1999 and 1998.........   xx
          Consolidated Statement of Shareowners' Common Equity for each
            of the Three Years Ended December 31, 1999, 1998 and 1997......   xx
          Consolidated Statement of Preferred Stock at December 31, 1999
            and 1998.......................................................   xx
          Consolidated Statement of Company-Obligated Mandatorily
            Redeemable Securities at December 31, 1999 and 1998............   xx
          Consolidated Statement of Long-Term Debt at December 31, 1999
            and 1998.......................................................   xx

        PPL Electric Utilities Corporation

        Consolidated Statement of Income for each of the Three Years
          Ended December 31, 1999, 1998 and 1997.........................   xx
        Consolidated Statement of Cash Flows for each of the Three Years
          Ended December 31, 1999, 1998 and 1997.........................   xx
        Consolidated Balance Sheet at December 31, 1999 and 1998.........   xx
        Consolidated Statement of Shareowner's Common Equity for each of
          the Three Years Ended December 31, 1999, 1998 and 1997.........   xx
        Consolidated Statement of Preferred Stock at December 31, 1999
          and 1998.......................................................   xx
        Consolidated Statement of Long-Term Debt at December 31, 1999
          and 1998.......................................................   xx

        Notes to Financial Statements....................................   xx

        Supplemental Financial Statement Schedule:

        II - Valuation and Qualifying Accounts and Reserves for the
             Three Years Ended December 31, 1999.........................   xx

     Quarterly Financial, Common Stock Price and Dividend Data...........   xx

  9. Changes in and Disagreements with Accountants on Accounting and
     Financial Disclosure................................................   xx

                                   PART III
                                   --------

 10. Directors and Executive Officers of the Registrants.................   xx

 11. Executive Compensation..............................................   xx

 12. Security Ownership of Certain Beneficial Owners and Management......   xx

 13. Certain Relationships and Related Transactions......................  xxx

                                    PART IV
                                    -------

 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K....  xxx

     Shareowner and Investor Information.................................  xxx

     Signatures..........................................................  xxx

     Exhibit Index.......................................................  xxx

     Computation of Ratio of Earnings to Fixed Charges...................  xxx

GLOSSARY OF TERMS AND ABBREVIATIONS

AFUDC (Allowance for Funds Used During Construction) - the cost of equity and debt funds used to finance construction projects that is capitalized as part of construction cost.

Aguaytia - Aguaytia Energy, LLC, a consortium of energy companies involved in the development of gas pipeline and generating units in Peru.

Atlantic - Atlantic City Electric Company.

Bangor Hydro - Bangor Hydro-Electric Company.

BG&E - Baltimore Gas & Electric Company.

BGG - Bolivian Generating Group, LLC, an energy consortium with a 50% interest in an electric generating company in Bolivia.

Burns Mechanical - Burns Mechanical, Inc., a PPL Spectrum unregulated subsidiary specializing in mechanical contracting and engineering.

CERCLA - Comprehensive Environmental Response, Compensation and Liability Act.

Clean Air Act (Federal Clean Air Act Amendments of 1990) - legislation enacted to address certain environmental issues including acid rain, ozone and toxic air emissions.

CTC - competitive transition charge on customer bills to recover allowable transition costs under the Customer Choice Act.

Customer Choice Act (Pennsylvania Electricity Generation Customer Choice and Competition Act) - legislation enacted to restructure the state's electric utility industry to create retail access to a competitive market for generation of electricity.

DelSur - Distribuidora Electricidad del Sur S.A., an electric distribution company in El Salvador, a majority of which is owned by EC.

DEP - Pennsylvania Department of Environmental Protection.

DOE - Department of Energy.

DRIP (Dividend Reinvestment Plan) - program available to shareowners of PPL common stock and PPL Electric Utilities preferred stock to reinvest dividends in PPL common stock instead of receiving dividend checks.

DVY - DVY, Incorporated, a mechanical contracting and engineering firm acquired by Burns Mechanical in October 1999.

EC - Electricidad de Centroamerica, S.A. de C.V, an El Salvadoran holding company and the majority owner of Del Sur. EC is jointly owned by PPL Global and Emel.

ECR (Energy Cost Rate) - a tariff applied to PUC-jurisdictional customers to recover fuel and other energy costs. Effective January 1997, energy costs were rolled into base rates and the ECR was discontinued.

EGS - electric generation supplier.

EITF (Emerging Issues Task Force) - an organization that aids the FASB in identifying emerging issues that may require FASB action.

Emel - Empresas Emel, S.A., a Chilean electric distribution holding company.

EMF  - electric and magnetic fields.

Energy Act (Energy Policy Act of 1992) - federal legislation passed by Congress to promote competition in the electric energy market for bulk power.

Energy Marketing Center - business unit within PPL Electric Utilities responsible for marketing and trading wholesale energy.

EPA - Environmental Protection Agency.

EPS - Earnings per share.

ESOP - Employee Stock Ownership Plan.

FASB (Financial Accounting Standards Board) - a rulemaking organization that establishes financial accounting and reporting standards.

FERC (Federal Energy Regulatory Commission) - federal agency that regulates interstate transmission and wholesale sales of electricity and related matters.

FGD - flue gas desulfurization equipment installed at coal-fired power plants to reduce sulfur dioxide emissions.

H.T. Lyons - H.T. Lyons, Inc., a PPL unregulated subsidiary specializing in mechanical contracting and engineering.

IBEW - International Brotherhood of Electrical Workers.

ISO - Independent System Operator.

ITC - intangible transition charge on customer bills to recover intangible transition costs associated with securitizing stranded costs under the Customer Choice Act.

ITP - intangible transition property created under the Customer Choice Act, which represents the right to recover intangible transition costs through the ITC.

JCP&L - Jersey Central Power & Light Company.

LIBOR - London Interbank Offered Rate.

McCarl's - McCarl's Inc., a PPL unregulated subsidiary specializing in mechanical contracting.

McClure - McClure Company, a PPL unregulated subsidiary specializing in mechanical contracting and engineering.

MOU - Memorandum of Understanding.

MSHA - Mine Safety and Health Administration.

NO\x\ - nitrogen oxide.

NPDES - National Pollutant Discharge Elimination System.

NRC (Nuclear Regulatory Commission) - federal agency that regulates operation of nuclear power facilities.

NUG (Non-Utility Generator) - generating plants not owned by regulated utilities. If the NUG meets certain criteria, its electrical output must be purchased by public utilities under PURPA.

OSM - United States Office of Surface Mining.

OTR - Northeast Ozone Transport Region.

PCB (Polychlorinated Biphenyl) - additive to oil used in certain electrical equipment up to the late-1970s. Now classified as a hazardous chemical.

Penobscot Hydro - Penobscot Hydro Co., Inc., a PPL Global subsidiary which generates electricity for the New England market.

PJM (PJM Interconnection, LLC) - operates the electric transmission network and electric energy market in the mid-Atlantic region of the U.S.

PLR - Provider of last resort, referring to PPL Electric Utilities Corporation providing electricity to retail customers within its delivery territory who have chosen not to shop for electricity under the Electric Choice Program.

PPL - PPL Corporation, the parent holding company of PPL Electric Utilities, PPL Global and other subsidiaries.

PPL Capital Funding - PPL Capital Funding, Inc., a PPL financing subsidiary.

PP&L Capital Funding Trust I - a Delaware statutory business trust created to issue Preferred Securities and Common Trust Securities.

PP&L Capital Trust - a Delaware statutory business trust created to issue Preferred Securities, whose common stock is held by PPL Electric Utilities.

PP&L Capital Trust II - a Delaware statutory business trust created to issue Preferred Securities, whose common stock is held by PPL Electric Utilities.

PPL Electric Utilities - PPL Electric Utilities Corporation

PPL Electric Utilities' Mortgage - PPL Electric Utilities Corporations' Mortgage and Deed of Trust, dated October 1, 1945, as supplemented.

PPL EnergyPlus - PPL EnergyPlus, LLC, a PPL Electric Utilities unregulated subsidiary which supplies energy and energy services in newly deregulated markets.

PPL Gas Utilities - PPL Gas Utilities Corporation, a PPL regulated subsidiary specializing in natural gas distribution, transmission and storage services, and the sale of propane.

PPL Global - PPL Global, Inc., a PPL unregulated subsidiary which invests in and develops world-wide power projects.

PPL Montana - PPL Montana Holdings LLC, a PPL subsidiary which generates electricity for wholesale and retail customers in Montana and the Northwest.

PPL Spectrum - PPL Spectrum, Inc., a PPL unregulated subsidiary which offers energy-related products and services.

PP&L Transition Bond Company - PP&L Transition Bond Company LLC, a wholly-owned subsidiary of PPL Electric Utilities formed to issue transition bonds under the Customer Choice Act.

Preferred Securities - Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely company debentures (issued by two Delaware statutory business trusts).

PRP - potentially responsible parties under Superfund.

PUC (Pennsylvania Public Utility Commission) - state agency that regulates certain ratemaking, services, accounting, and operations of Pennsylvania utilities.

PUC Final Order - final order issued by the PUC on August 27, 1998, approving the settlement of PPL Electric Utilities' restructuring proceeding.

PUHCA - Public Utility Holding Company Act of 1935.

PURPA (Public Utility Regulatory Policies Act of 1978) - legislation passed by Congress to encourage energy conservation, efficient use of resources, and equitable rates.

PURTA - Public Utility Realty Tax Act.

SBRCA - Special Base Rate Credit Adjustment.

SCR - selective catalytic reduction.

SEC - Securities and Exchange Commission.

SER - Schuylkill Energy Resources, Inc.

SFAS (Statement of Financial Accounting Standards) - accounting and financial reporting rules issued by the FASB.

SIP - State Implementation Plan.

SO\2\ - sulfur dioxide.

Superfund - federal and state environmental legislation that addresses remediation of contaminated sites.

SWEB - South Western Electricity plc, a British regional electric utility company. Following the sale of its supply business in 1999, SWEB was renamed Western Power Distribution. See WPD, below.

Tolling - an arrangement whereby a third party power marketer supplies fuel to a power plant and receives the plant's electrical output in return for paying a pre-established tolling fee.

UGI - UGI Corporation.

U.K. - United Kingdom.

VEBA (Voluntary Employee Benefit Association Trust) - trust accounts for health and welfare plans for future payments to employees, retirees or their beneficiaries.

Western Mass. Holdings - Western Massachusetts Holdings, Inc., a PPL unregulated subsidiary specializing in mechanical contracting and engineering.

WPD - Western Power Distribution, the new name for SWEB's remaining power distribution business.

Year 2000 - a set of date-related problems that may be experienced by software systems or applications.

                     (THIS PAGE LEFT BLANK INTENTIONALLY.)

                                    PART I
                                    ------

                               ITEM 1. BUSINESS
                               ----------------

BACKGROUND

     On February 14, 2000, PP&L Resources, Inc. (incorporated in 1994) filed Articles of Amendment with the Pennsylvania Department of State to change its name to PPL Corporation effective immediately. In addition, several of PPL's direct and indirect subsidiaries changed their names, effective February 14, 2000, as follows:

     . PPL Electric Utilities Corporation, formerly known as PP&L, Inc. (incorporated in 1920), which provides electricity delivery service in eastern and central Pennsylvania, and markets wholesale energy in the United States and Canada;

     . PPL Global, Inc., formerly known as PP&L Global, Inc., an international independent power company which invests in and develops world-wide power projects;

     . PPL EnergyPlus, LLC, formerly known as PP&L EnergyPlus Co., LLC (currently a subsidiary of PPL Electric Utilities), which sells energy and energy services to deregulated markets;

     . PPL Spectrum, Inc., formerly known as PP&L Spectrum, Inc., which markets energy-related services and products;

     . PPL Gas Utilities Corporation, formerly known as Penn Fuel Gas, Inc., which, together with its subsidiaries, provides natural gas distribution, transmission and storage services and sells propane;

     . PPL Energy Funding Corporation, formerly known as CEP Group, Inc., which, together with its subsidiaries, engages principally in financing and cash management activities;

     . PPL Montana, LLC, formerly known as PP&L Montana, LLC, which generates electricity for wholesale and retail customers in Montana and the Northwest;

     . PPL Montana Holdings, LLC, formerly known as PP&L Montana Holdings, LLC, which holds, through subsidiaries, investments in electricity generation and related assets in Montana; and

     . PPL Capital Funding, Inc., formerly known as PP&L Capital Funding, Inc., which provides debt funding for PPL and its subsidiaries other than PPL Electric Utilities.

Other PPL subsidiaries include:

     . PP&L Transition Bond Company (a special purpose subsidiary of PPL Electric Utilities), formed to issue transition bonds under the Pennsylvania Customer Choice Act; and

     . H.T. Lyons, McClure, McCarl's, Burns Mechanical and Western Mass. Holdings, which are mechanical contracting and engineering firms.

     Other subsidiaries may be formed by PPL to take advantage of new business opportunities.

     The financial condition and results of operations of PPL Electric Utilities and PPL Global are currently the principal factors affecting PPL's financial condition and results of operations. PPL Montana is also expected to provide a significant impact on future results of operations.

     The electric utility industry, including PPL Electric Utilities, has experienced and will continue to experience a significant increase in the level of competition in the energy supply market. The Energy Act amended the PUHCA to create a new class of independent power producers, and amended the Federal Power Act to provide open access to electric transmission systems for wholesale transactions. In addition, the Customer Choice Act was enacted in Pennsylvania to restructure the state's electric utility industry in order to create retail access to a competitive market for the generation of electricity. See "PUC Restructuring Proceeding" in Note 4 to Financial Statements and "Increasing Competition" in Review of Financial Condition and Results of Operations for a discussion of competition-related developments.

     PPL Electric Utilities is subject to regulation as a public utility by the PUC and is subject in certain of its activities to the jurisdiction of the FERC under Parts I, II and III of the Federal Power Act. PPL Electric Utilities is not a holding company under PUHCA, and PPL has been exempted by the SEC from the provisions of PUHCA applicable to it as a holding company.

     PPL Electric Utilities is subject to the jurisdiction of the NRC in connection with the operation of the two nuclear-fueled generating units at PPL Electric Utilities' Susquehanna station. PPL Electric Utilities owns a 90% undivided interest in each of the Susquehanna units and Allegheny Electric Cooperative, Inc. owns a 10% undivided interest in each of those units.

     PPL Electric Utilities also is subject to the jurisdiction of certain federal, regional, state and local regulatory agencies with respect to air and water quality, land use and other environmental matters. In addition, the domestic operations of

PPL are subject to the Occupational Safety and Health Act of 1970.

     PPL Electric Utilities provides electricity delivery service to approximately 1.3 million customers in a 10,000 square mile territory in 29 counties of eastern and central Pennsylvania, with a population of approximately
2.6 million persons. This service area has 129 communities with populations over 5,000, the largest cities of which are Allentown, Bethlehem, Harrisburg, Hazleton, Lancaster, Scranton, Wilkes-Barre and Williamsport. In addition to delivery of its own generation or purchased power, PPL Electric Utilities is delivering power supplied by licensed EGS' pursuant to the Customer Choice Act.

     During 1999, nearly all of PPL Electric Utilities' operating revenue was derived from energy deliveries and supply, with 24% coming from residential customers, 21% from commercial customers, 17% from industrial customers, 36% from wholesale sales and 2% from others.

     PPL Electric Utilities operates its generation and transmission facilities as part of the PJM. The PJM operates the electric transmission network and electric energy market in the mid-Atlantic region of the United States. Bulk electricity is transmitted to wholesale users throughout a geographic area including all or part of Pennsylvania, New Jersey, Maryland, Delaware, Virginia and the District of Columbia. PPL Electric Utilities is also a party to the Mid-Atlantic Area Coordination Agreement, which provides for the coordinated planning of generation and transmission facilities by the companies included in the PJM.

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

     PPL Electric Utilities has an Energy Marketing Center to take advantage of opportunities in the competitive wholesale energy marketplace. The group operates a 24-hour a day trading floor and a marketing effort with responsibility for all PPL Electric Utilities wholesale power transactions. The Energy Marketing Center has allowed PPL Electric Utilities to buy and sell energy at the most competitive prices and to expand these activities beyond PPL Electric Utilities' traditional service territory.

     Pursuant to the Joint Settlement Petition in its PUC restructuring proceeding, PPL Electric Utilities transferred its retail marketing function to PPL EnergyPlus. PPL EnergyPlus has a PUC license to act as an EGS in Pennsylvania. This license permits PPL EnergyPlus to offer retail electric and gas supply to customers throughout Pennsylvania. In 1999, PPL EnergyPlus supplied energy to industrial and commercial customers in Pennsylvania, New Jersey and Delaware, and is also licensed to provide energy in Maine and Montana. At this time, PPL EnergyPlus has decided not to pursue residential customers in the competitive marketplace based on economic considerations.

     Other wholly-owned subsidiaries of PPL Electric Utilities are principally engaged in oil and gas pipeline operations, cash management and financing.

     PPL Global, PPL's second largest subsidiary after PPL Electric Utilities, is an international independent power company. PPL Global has ownership and operational interests in companies in the U.K., Chile, Bolivia and El Salvador that deliver electricity to more than 2 million customers. PPL Global also has investment interests in Argentina, Peru, Spain, Portugal, Brazil and the U.S.

     PPL has established growth in its generation capability, along with expansion of its energy marketing operations, as a key element of its domestic and international business strategy. In line with this strategy, PPL Global completed or announced several acquisitions in 1999.

     In May 1999, PPL Global acquired most of Bangor Hydro's generating assets and certain transmission rights, as well as its interest in an oil-fired generation facility. The generating assets acquired had a base load capacity of 83 megawatts. In August 1999, PPL Global purchased Bangor Hydro's 50% interest in the 20-megawatt West Enfield hydroelectric station.

     In July 1999, PPL Global reached an agreement with Duke Energy North America to jointly complete the Griffith Energy Project, a gas-fired, combined-cycle power plant near Kingman, Arizona. As part of the agreement, PPL Global transferred a 50% interest in the project to Duke. PPL Global will fund 50% of the capital cost of the project. The facility, expected to be in service in 2001, would have a nominal base-load capacity of 500 megawatts and a peak capacity of 600 megawatts.

     In 1998, PPL Global signed definitive agreements with the Montana
Power Company ("Montana Power"), Portland General Electric Company ("Portland") and Puget Sound Energy, Inc. ("Puget") to acquire interests in 13 Montana power plants, with 2,372 gross megawatts of generating capacity, for a purchase price of $1.546 billion. The acquisition involves the Colstrip and Corette coal-fired plants, 11 hydroelectric facilities and a storage reservoir. The Puget and Portland agreements also provide for the acquisition of related transmission assets for an additional $126 million, subject to certain conditions.

     In December 1999, PPL Global completed the purchase of about 1,315 gross megawatts of generating assets from Montana Power for $757 million. This acquisition transferred to PPL Montana the 11 hydroelectric facilities, the storage reservoir, the Corette plant and Montana Power's ownership interest in three of the four units of the Colstrip plant, along with other generation-related assets. PPL Montana is now operating these facilities. PPL Montana also acquired the energy marketing and trading operation of Montana Power for an amount that was not significant. The Montana marketing and trading operation, which is now part of PPL EnergyPlus, is selling electricity in wholesale and retail markets in Montana and the Northwest.

     PPL Global's acquisition of the Colstrip interests of Portland and Puget, totaling 1,057 additional megawatts, is subject to several conditions, primarily the receipt of satisfactory regulatory approvals from the state utility commissions in Oregon and Washington. The Washington Utilities and Transportation Commission issued a decision in September 1999 with respect to Puget's 735-megawatt interest in Colstrip, which Puget is disputing in the state appellate court. On February 29, 2000, the Oregon Public Utility Commission denied Portland's application to sell its 322-megawatt interest in Colstrip, but stated that it would be willing to reconsider the decision if Portland could demonstrate sufficient additional benefits to Oregon ratepayers as a result of the sale. The interested parties are reviewing the regulatory decisions and evaluating possible actions to address the decisions. The acquisition agreements permit each party to terminate the respective agreements if closing does not occur by April 30, 2000. PPL cannot predict the outcome of these proceedings, whether the outcome will be satisfactory to the parties, or the effect of these proceedings on the timing or the ability to complete these acquisitions.

     In the second half of 1999, PPL Global also acquired additional ownership interests in Emel, a Chilean electric distribution company, increasing its ownership to 95.4%. Acquisition of the controlling interest in Emel also gave PPL Global a majority interest in EC, a holding company jointly owned by PPL Global and Emel. EC is the majority owner of DelSur, an electric distribution company in El Salvador.

     In addition, PPL Global currently has under development a 500 megawatt gas-fired generating plant in Lower Mt. Bethel, Pennsylvania, which is expected to be in service in 2002, and a 250 megawatt gas-fired generating plant in Wallingford, Connecticut, which is also expected to be in service in 2002.

     In 1999, PPL subsidiaries also divested certain investments and assets. In September 1999, PPL Global's U.K. investment, SWEB (subsequently renamed WPD), sold its electric supply business. In November 1999, PPL Electric Utilities sold its Sunbury fossil generating station and the related principal assets of its wholly-owned coal processing subsidiary, Lady Jane Collieries. See "Power Plant Operations" in Review of Financial Condition and Results of Operation.

     In September 1999, the Boards of Directors of PPL and PPL Electric Utilities approved the initiation of a corporate realignment, in order to better position PPL and its subsidiaries in the new competitive marketplace. See "Proposed Corporate Realignment" in the Review of Financial Condition and Results of Operations for an overview of this initiative.

FINANCIAL CONDITION

     See "Earnings" and "Financial Indicators" in the Review of the Financial Condition and Results of Operations for this information.

CAPITAL EXPENDITURE REQUIREMENTS

     See "Financial Condition - Capital Expenditure Requirements" in the Review of the Financial Condition and Results of Operations for information concerning PPL Electric Utilities' estimated capital expenditure requirements for the years 2000-2004. See Note 16 to Financial Statements for information concerning PPL Electric Utilities' estimate of the cost to comply with various environmental regulations.

POWER SUPPLY

     PPL's system capacity (winter rating) at December 31, 1999 was as follows:

                                                                   Net
                                                                 Megawatt
                   Plant                                         Capacity
                   -----                                         --------
    PPL Electric Utilities (Pennsylvania)
    ----------------------
    Nuclear-fueled steam station
      Susquehanna                                                   1,995  (a)
    Coal-fired steam stations
      Montour                                                       1,525
      Brunner Island                                                1,469
      Martins Creek                                                   300
      Keystone                                                        210  (b)
      Conemaugh                                                       194  (c)
                                                                    -----
       Total coal-fired                                             3,698
                                                                    -----
    Gas and oil-fired steam station
      Martins Creek                                                 1,640
    Combustion turbines and diesels                                   438
    Hydroelectric                                                     146
                                                                    -----
      Total generating capacity                                     7,917
                                                                    -----
    Firm purchases
      Hydroelectric                                                   139  (d)
      Qualifying facilities                                           338
                                                                    -----
       Total firm purchases                                           477
                                                                    -----
    Total system capacity - PPL Electric Utilities                  8,394
                                                                    -----
    PPL Montana (Montana)
    -----------
    Coal-fired thermal stations
      Colstrip Units 1 & 2                                            308  (e)
      Colstrip Unit 3                                                 222  (f)
    Coal-fired steam station
      Corette                                                         154
                                                                    -----
        Total coal-fired                                              684
                                                                    -----
    Hydroelectric                                                     474
                                                                    -----
    Total system capacity - PPL Montana                             1,158  (g)
                                                                    -----
    PPL Global (through subsidiaries)(Maine)
    ----------
    Oil-fired generating station
      Wyman Unit 4                                                     52  (h)
    Hydroelectric (Penobscot Hydro
     and West Enfield)                                                 41  (i)
                                                                    -----
    Total system capacity - PPL Global                                 93
                                                                    -----
    Total system capacity - PPL                                     9,645
                                                                    =====

________________________

(a)  PPL Electric Utilities' 90% undivided interest.
(b)  PPL Electric Utilities' 12.34% undivided interest.
(c)  PPL Electric Utilities' 11.39% undivided interest.
(d)  From Safe Harbor Water Power Corporation.
(e)  PPL Montana's 50% undivided interest acquired December 1999.
(f)  PPL Montana's 30% undivided interest acquired December 1999.
(g)  Represents PPL Montana's net capacity. Gross capacity equals 1,315 mWh.
(h)  PPL Global's 8.33% undivided interest acquired May 1999.
(i)  Includes PPL Global's 50% interest in the West Enfield Station.

     The capacity of generating units is based upon a number of factors, including the operating experience and physical condition of the units, and may be revised from time to time to reflect changed circumstances.

     The system capacity shown in the preceding tabulation does not reflect two-party sales and purchases, contractual bulk power sales to JCP&L and BG&E (as described in Note 7 to Financial Statements), or installed capacity credit sales and purchases with other utilities. The net effect of these transactions is to reduce PPL Electric Utilities' system capacity by 558,000 kilowatts at the end of December 1999, to 7,836,000 kilowatts. The net effect of Penobscot Hydro's committed sales to Bangor Hydro is to reduce PPL Global's system capacity by 41,000 kilowatts, to 52,000 kilowatts. The West Enfield facility's output will be sold to Bangor Hydro through the year 2024. The output from Penobscot Hydro's other hydroelectric stations will be sold to Bangor Hydro through March 2000. It has not yet been determined whether Bangor Hydro will purchase the output after this date.

     PPL Montana has two transition agreements to supply wholesale electricity to the Montana Power Company. One agreement provides for the sale of 200,000 kilowatts from PPL Montana's interest in Colstrip Unit 3 for two years. The other agreement covers Montana Power's remaining native load commitments and lasts until the remaining load is zero, but in no event later than June 2002.

     During 1999, PPL Electric Utilities generated about 39.5 billion kWh in plants it owned, with 57% of the energy generated by coal-fired stations, 38% from nuclear operations at the Susquehanna station, 4% from the Martins Creek gas and oil-fired station and 1% from hydroelectric stations. PPL Electric Utilities also purchased 26.9 billion kWh and had 29.6 billion kWh in non-system energy sales.

     For the six months ended December 1999, PPL Global (through subsidiaries) generated about 215 million kWh. Of this total, about 126 million kWh was from hydroelectric generation, with the balance from PPL Global's interest in the oil-fired Wyman Unit 4.

     The maximum one-hour demand recorded on PPL Electric Utilities' system was 6,939,000 kilowatts, which occurred on January 17, 2000. The maximum recorded one-hour summer demand was 6,387,000 kilowatts, which occurred on July 19, 1999. These peak demands do not include energy sold to BG&E or JCP&L.

     PPL Electric Utilities purchases energy from and sells energy to other utilities and FERC-certified power marketers at market-based rates under power purchase and sales agreements. PPL Electric Utilities enters into these transactions on an hourly, daily, weekly, monthly or longer-term basis.

     PPL Electric Utilities has FERC authorization to sell electric energy, capacity and ancillary services at market-based rates to wholesale customers located both inside and outside the PJM control area. As of the end of 1999, one hundred utilities and power marketers had signed service and power sales agreements under this tariff. Transactions under these agreements allow PPL Electric Utilities to make more efficient use of its generating resources and are intended to provide benefits to both PPL Electric Utilities and the other parties. Under the market-based tariff, PPL Electric Utilities may also sell power purchased from third parties.

     PPL Electric Utilities also has a FERC short-term capacity and/or energy sales tariff enabling PPL Electric Utilities to sell to other utilities and marketers at cost-based rates. Seventy parties have signed service agreements under this tariff.

     PPL Electric Utilities has an export license to sell capacity and/or energy to electric utilities in Canada. This export license allows PPL Electric Utilities to sell either its own capacity and energy not required to serve domestic obligations or power purchased from other utilities.

     In addition to the 338,000 kilowatts of qualifying facility generation included in the total system capacity table above, PPL Electric Utilities is purchasing about 57,600 kilowatts of output from various other non-utility generating companies.

     In an effort to reduce operating costs and position itself for the competitive marketplace, PPL Electric Utilities closed its Holtwood coal-fired generating station in April 1999. The adjacent hydroelectric plant continues to operate. In addition, PPL Electric Utilities sold its Sunbury coal-fired generating station in November 1999.

     See "Proposed Corporate Realignment" in the Review of Financial Condition and Results of Operations concerning PPL Electric Utilities' proposal to transfer all of its generating assets to affiliates.

FUEL SUPPLY

     Coal - PPL Electric Utilities
     -----------------------------

     During 1999, about 65% of the coal delivered to PPL Electric Utilities' generating stations was purchased under long-term contracts and 35% was obtained through open market purchases. These contracts provided PPL Electric Utilities with about 4.6 million tons of coal in 1999 and are expected to provide about
4.1 million tons in 2000. PPL Electric Utilities' requirements for additional coal are expected to be obtained by contracts and open market purchases.

     The amount of coal carried in inventory at PPL Electric Utilities' generating stations varies from time to time depending on market conditions and plant operations. At December 31, 1999, PPL Electric Utilities' coal supply was sufficient for at least 39 days of operations.

     The coal burned in PPL Electric Utilities' generating stations contains both organic and pyritic sulfur. Mechanical cleaning processes are utilized to reduce the pyritic sulfur content of the coal. The reduction of the pyritic sulfur content by either mechanical cleaning or blending has lowered the total sulfur content of the coal burned to levels which permit compliance with current sulfur dioxide emission regulations established by the DEP.

     PPL Electric Utilities owns a 12.34% undivided interest in the Keystone station and an 11.39% undivided interest in the Conemaugh station, both of which are generating stations located in western Pennsylvania. The owners of the Keystone station have a long-term contract with a coal supplier that provided at least two-thirds of that station's requirements through 1999 and declining amounts thereafter until the contract expires at the end of 2004. The balance of the Keystone station requirements are purchased in the open market. The coal supply requirements for the Conemaugh station are being met from several sources through a blend of long-term and short-term contracts and spot market purchases.

Coal - PPL Montana
------------------

     PPL Montana has a 50% interest in Colstrip Units 1 & 2 and a 30% ownership interest in Colstrip Unit 3. The owners of the units have a contract to purchase sub-bituminous coal with defined quality characteristics and specifications.
The contract for units 1 & 2 is in effect through December 31, 2009. The contract for unit 3 is in effect through December 31, 2019.

     PPL Montana also owns the JE Corette Steam Generation Plant. The plant has a one-year contract to purchase low sulfur coal with defined quality characteristics and specifications.

Oil and Natural Gas
-------------------

     PPL Electric Utilities' Martins Creek generating station units 3 and 4 burn both oil and natural gas. During 1999, 100% of the oil requirements for the Martins Creek units was purchased on the spot market. At December 31, 1999, PPL Electric Utilities had no long-term agreements for these requirements.

     During 1999, all of the natural gas consumed at Martins Creek was purchased under short-term agreements. PPL Electric Utilities has no long-term agreements to purchase gas.

     PPL Electric Utilities' oil and natural gas purchasing and sales functions are now performed by the Energy Marketing Center. The addition of oil and gas to the Energy Marketing Center's electricity marketing is intended to enhance wholesale and retail marketing opportunities and to provide a diversified energy portfolio to customers. Additionally, the new marketing and supply activities help PPL Electric Utilities to optimize electric generation efficiency and minimize fuel costs.

     Nuclear
     -------

     PPL Electric Utilities has executed uranium supply and conversion agreements that satisfy 65% of the uranium requirements for the Susquehanna units in 2000, approximately 35% of the requirements for the period 2001-2002 and, including options, an additional 25% of the requirements for the period 2002-2005. Deliveries under these agreements are expected to provide sufficient uranium to permit Unit 1 to operate into the first quarter of 2002 and Unit 2 to operate into the first quarter of 2001.

     PPL Electric Utilities has executed an agreement that satisfies all of its enrichment requirements through 2004. Assuming that the other uranium components of the nuclear fuel cycle are satisfied, deliveries under this agreement are expected to provide sufficient enrichment to permit Unit 1 to operate into the first quarter of 2006 and Unit 2 to operate into the first quarter of 2007.

     PPL Electric Utilities has entered into an agreement that, including options, satisfies all of its fabrication requirements through 2006. Assuming that the uranium and other components of the nuclear fuel cycle are satisfied, deliveries under this agreement are expected to provide sufficient fabrication to permit Unit 1 to operate into the first quarter of 2008 and Unit 2 to operate into the first quarter of 2007.

     Federal law requires the federal government to provide for the permanent disposal of commercial spent nuclear fuel. Under the Nuclear Waste Policy Act the DOE initiated an analysis of a site in Nevada for a permanent nuclear waste repository. Progress on a proposed disposal facility has been slow, and the repository is not expected to be operational before 2010. Thus, expansion of Susquehanna's on-site spent fuel storage capacity was necessary. To support this expansion, PPL Electric Utilities contracted for the design and construction of a spent fuel storage facility employing dry cask fuel storage technology. The facility is modular, so that additional storage capacity can be added as needed. The new facility began receiving spent nuclear fuel in October 1999. PPL Electric Utilities estimates that there is sufficient storage capacity in the spent nuclear fuel pools and the on-site dry spent fuel storage facility at Susquehanna to accommodate discharged fuel through the life of the plant, if necessary.

     Federal law also provides that generators of spent fuel are responsible for certain costs of disposal. In January 1997, PPL Electric Utilities joined over 30 other utilities in a lawsuit in the U.S. Court of Appeals for the District of Columbia Circuit seeking assurance of the DOE's performance of its contractual obligation to accept spent nuclear fuel and suspension of payment to that agency pending such performance. In November 1997, the Court denied the utilities' requested relief and held that the contracts between the utilities and the DOE provide a potentially adequate remedy if the DOE failed to begin disposal of spent nuclear fuel by January 31, 1998. However, the Court also precluded the DOE from arguing that its delay in contract performance was "unavoidable".

     The U.S. Congress is currently considering amendments to the Nuclear Waste Policy Act to address certain of the issues which have arisen between the DOE and the nuclear power industry regarding disposal of spent nuclear fuel as well as the ongoing litigation against DOE. PPL Electric Utilities is unable to predict the ultimate outcome of this proposed legislation or litigation.

YEAR 2000

     See "Year 2000" in the Review of the Financial Condition and Results of Operations for information.

ENVIRONMENTAL MATTERS

     Certain PPL subsidiaries, including PPL Electric Utilities, are subject to certain present and developing federal, regional, state and local laws and regulations with respect to air and water quality, land use and other environmental matters. See "Financial Condition - Capital Expenditure Requirements" in the Review of the Financial Condition and Results of Operations for information concerning environmental expenditures during 1999 and PPL's estimate of those expenditures during the years 2000-2004. PPL believes that its subsidiaries are in substantial compliance with applicable environmental laws and regulations.

     See "Environmental Matters" in Note 16 to Financial Statements for information concerning federal clean air legislation enacted in 1990, groundwater degradation and waste water control at facilities owned by PPL's subsidiaries, state solid waste disposal regulations, and PPL Electric Utilities' and PPL Gas Utilities' agreements with the DEP concerning remediation at certain sites. Other environmental laws, regulations and developments that may have a substantial impact on PPL's subsidiaries are discussed below.

     Air
     ---

     The Clean Air Act includes, among other things, provisions that: (a) require the prevention of significant deterioration of existing air quality in regions where air quality is better than applicable ambient standards; (b) restrict the construction of and revise the performance standards for new coal-fired and oil-fired generating stations; and (c) authorize the EPA to impose substantial noncompliance penalties of up to $25,000 per day of violation for each facility found to be in violation of the requirements of an applicable state implementation plan. The state agencies administer the EPA's air quality regulations through the state implementation plans and have concurrent authority to impose penalties for noncompliance.

     In December 1997, international negotiators reached agreement in Kyoto, Japan to strengthen the 1992 United Nations Global Climate Change Treaty by adding legally-binding greenhouse gas emission limits. This Agreement - formally called the Kyoto Protocol - if ratified by the U.S. Senate and implemented, would require the United States to reduce its greenhouse gas emissions to 7% below 1990 levels by 2008 - 2012. Compliance under the Agreement, if implemented, could result in increased capital and operating expenses for PPL Electric Utilities and PPL Montana in amounts which are not now determinable but which could be significant.

     Water
     -----

     To implement the requirements of the Federal Water Pollution Control Act of 1972, as amended by the Clean Water Act of 1977 and the Water Quality Act of 1987, the EPA has adopted regulations on effluent standards for steam electric stations. The states administer the EPA's effluent standards through state laws and regulations relating, among other things, to effluent discharges and water quality. The standards adopted by the EPA pursuant to the Clean Water Act may have a significant impact on existing facilities of certain PPL subsidiaries, including PPL Electric Utilities, depending on the states' interpretation and future amendments to regulations.

     Pursuant to the Surface Mining and Reclamation Act of 1977, the OSM has adopted effluent guidelines which are applicable to PPL subsidiaries as a result of their past coal mining and coal processing activities. The EPA and the OSM limitations, guidelines and standards also are enforced through the issuance of NPDES permits. In accordance with the provisions of the Clean Water Act and the Reclamation Act of 1977, the EPA and the OSM have authorized the states to implement the NPDES program. Compliance with applicable water quality standards is assured by state review of NPDES permit conditions.

     Solid and Hazardous Waste
     -------------------------

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

     State laws such as the Pennsylvania Superfund law also give state agencies broad authority to identify hazardous or contaminated sites and to order owners or responsible parties to clean-up the sites. If responsible parties cannot or will not perform the clean-up, the agency can hire contractors to clean-up the sites and then require reimbursement from the responsible parties after the clean-up is completed.

     Certain federal and state statutes, including Superfund and the Pennsylvania Hazardous Sites Cleanup Act, empower certain governmental agencies, such as the EPA and the DEP, to seek compensation from the responsible parties for the lost value of damaged natural resources. The EPA and the DEP may file such compensation claims against the parties held responsible for cleanup of such sites. Such natural resource damage claims could result in material additional liabilities for PPL subsidiaries.

     Low-Level Radioactive Waste
     ---------------------------

     Under federal law, each state is responsible for the disposal of low-level radioactive waste generated in that state. States may join in regional compacts to jointly fulfill their responsibilities. The states of Pennsylvania, Maryland, Delaware and West Virginia are members of the Appalachian States Low-Level Radioactive Waste Compact. Efforts to develop a regional disposal facility in Pennsylvania were suspended by the DEP in 1998. The Commonwealth retains the legal authority to resume the siting process should it be necessary. Low-level radioactive waste resulting from the operation of Susquehanna are currently being sent to Barnwell, South Carolina for disposal. In the event that this disposal option becomes unavailable or no longer cost-effective, the low-level radioactive waste will be stored on-site at Susquehanna. PPL Electric Utilities cannot predict the future availability of low-level waste disposal facilities or the cost of such disposal.

     General
     -------

     Concerns have been expressed by some members of the scientific community and others regarding the potential health effects of EMFs. These fields are emitted by all devices carrying electricity, including electric transmission and distribution lines and substation equipment. Federal, state and local officials have focused attention on this issue. PPL Electric Utilities supports the current efforts to determine whether EMFs cause any human health problems and is taking low cost or no cost steps to reduce EMFs, where practical, in the design of new transmission and distribution facilities. PPL Electric Utilities is unable to predict what effect, if any, the EMF issue might have on PPL Electric Utilities' operations and facilities and the associated cost, or what, if any, liabilities PPL Electric Utilities might incur related to the EMF issue.

     PPL and its subsidiaries are unable to predict the ultimate effect of evolving environmental laws and regulations upon its existing and proposed facilities and operations. In complying with statutes, regulations and actions by regulatory bodies involving environmental matters, including the areas of water and air quality, hazardous and solid waste handling and disposal and toxic substances, PPL may be required to modify, replace or cease operating certain of its facilities. PPL may also incur significant capital expenditures and operating expenses in amounts which are not now determinable.

FRANCHISES AND LICENSES

     PPL Electric Utilities is authorized to provide electric public utility service throughout its service area as a result of grants by the Commonwealth of Pennsylvania in corporate charters to PPL Electric Utilities and companies to which it has succeeded and as a result of certification by the PUC. PPL Electric Utilities is granted the right to enter the streets and highways by the Commonwealth subject to certain conditions. In general, such conditions have been met by ordinance, resolution, permit, acquiescence or other action by an appropriate local political subdivision or agency of the Commonwealth. PPL Electric Utilities also has an export license from the DOE to sell capacity and/or energy to electric utilities in Canada.

     PPL Electric Utilities operates Susquehanna Unit 1 and Unit 2 pursuant to NRC operating licenses, which expire in 2022 and 2024, respectively. It operates two hydroelectric projects pursuant to licenses renewed by the FERC in 1980:
Wallenpaupack (44,000 kilowatts capacity) and Holtwood (102,000 kilowatts capacity). The Wallenpaupack license expires in 2004 and the Holtwood license expires in 2014. As part of the regulatory applications in the pending corporate realignment, PPL Electric Utilities has proposed to transfer these licenses to the respective affiliated generating companies.

     PPL Electric Utilities owns one-third of the capital stock of Safe Harbor Water Power Corporation (Safe Harbor), which holds a project license which extends the operation of its hydroelectric plant until 2030. The total capacity of the Safe Harbor plant is 417,500 kilowatts, and PPL Electric Utilities is entitled by contract to one-third of the total capacity (139,000 kilowatts). As part of the regulatory applications in the pending corporate realignment, PPL Electric Utilities has proposed that its interest in Safe Harbor be transferred to a new generating company affiliate.

     The eleven hydroelectric facilities and one storage reservoir recently purchased from the Montana Power Company are licensed by FERC under licenses which expire on varying dates through 2035. Prior to the December 1999 acquisition, the Montana Power Company had been in the process of the normal relicensing nine of the hydroelectric facilities and the storage reservoir, collectively known as Project 2188. A final FERC license order on Project 2188 is expected in the first quarter of 2000. The licenses for the other two hydroelectric facilities expire in 2009 and 2025.

EMPLOYEE RELATIONS

     As of December 31, 1999, PPL and its subsidiaries had 9,166 employees, including 6,314 full-time PPL Electric Utilities employees and 470 full-time PPL Montana employees. Approximately 62 percent of PPL Electric Utilities' full-time employees are represented by the IBEW. Approximately 68 percent of PPL Montana employees are represented by the IBEW. PPL Electric Utilities reached a new labor agreement with the IBEW in 1998. This agreement expires in May 2002. PPL Montana's contract with the IBEW expires in 2001.

                              ITEM 2. PROPERTIES
                              ------------------


     Refer to the "Utility Plant" section of Note 1 to Financial Statements and "Power Plant Operations" in the Review of the Financial Condition and Results of Operations for information concerning investments in property, plant and equipment. Substantially all of PPL Electric Utilities' electric utility plant is subject to the lien of PPL Electric Utilities' Mortgage. PPL Electric Utilities' generating facilities to be transferred to affiliates in the pending corporate realignment will be released from this Mortgage. In addition, PPL Electric Utilities has electric transmission and distribution lines in public streets and highways pursuant to franchises and on rights-of-way secured from property owners. For a description of PPL Electric Utilities' service territory and properties, see Item 1, "BUSINESS - Background," "BUSINESS - Power Supply" and "BUSINESS - Fuel Supply." See these same sections for discussions of PPL Global's investments and the property of PPL Montana.


                           ITEM 3. LEGAL PROCEEDINGS
                           -------------------------

     See Item 1 "BUSINESS - Fuel Supply" for information concerning a lawsuit against the DOE for failure of that agency to perform certain contractual obligations.

     See "Proposed Corporate Realignment" in Review of Financial Condition and Results of Operation for information on pending regulatory proceedings related to the proposed corporate realignment.

     Pursuant to changes in the Pennsylvania Public Utility Realty Tax Act ("PURTA") enacted in 1999, PPL Electric Utilities has filed a number of tax assessment appeals in various counties throughout its service territory. These appeals challenge existing local tax assessments, which now furnish the basis for payment of the PURTA tax on PPL Electric Utilities properties. Also, as of January 1, 2000, generation facilities are no longer taxed under PURTA, and these local assessments will be used directly to determine local real estate tax liability for PPL Electric Utilities' power plants. PPL Electric Utilities has filed retroactive appeals for tax years 1998 and 1999, as permitted by the new law, as well as prospective appeals for 2000, as permitted under normal assessment procedures.

     Hearings on the appeals were held by the boards of assessment appeals in each county, and decisions have now been rendered by most counties. To the extent the appeals were denied or PPL Electric Utilities was not otherwise satisfied with the results, PPL Electric Utilities has filed further appeals from the board decisions with the appropriate county Courts of Common Pleas.

     Of all the pending proceedings, the most significant appeal concerns the assessed value of the Susquehanna nuclear station. The current county assessment of the Susquehanna station indicates a market value of $3.9 billion. However, based on Pennsylvania assessment law, PPL Electric Utilities contends that machinery and equipment used at the Susquehanna station are not part of the real estate subject to taxation. PPL Electric Utilities has estimated that the market value should be approximately $60 million.

     PPL Electric Utilities' appeal of the Susquehanna station assessment is currently pending in the Luzerne County Court of Common Pleas, and a trial date has been set for August 2000. As a result of these proceedings and potential appeals, a final determination of market value and the associated tax liability may not occur for several years.

     Based on the county market valuation of $3.9 billion, the Berwick Area School District (where the Susquehanna station is located) has issued a tax bill to PPL Electric Utilities for just under $25 million for the first six months of 2000. Within the next two months, PPL Electric Utilities expects to receive a joint tax bill from the county and municipality for another $20 million, which will cover the entire year. On the basis of PPL Electric Utilities' estimated valuation, the School District would be entitled to receive about $770,000 in local taxes annually ($385,000 for the first six months of 2000), and the county and township combined would receive about $350,000 annually.

     In the other assessment appeals pending in county courts, the local authorities have assessed PPL Electric Utilities' generating plants at an aggregate amount of about $330 million for tax year 2000, for a total tax liability of about $6.8 million. PPL Electric Utilities has estimated the aggregate market value of these plants at about $26 million for tax year 2000, for a total tax liability of about $454,000. As at the Susquehanna station, the school districts involved in these proceedings have issued interim tax bills at levels which are disputed by PPL Electric Utilities. Final determinations of market value and associated tax liability may not occur for several years.


          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          -----------------------------------------------------------

     There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 1999.

                     EXECUTIVE OFFICERS OF THE REGISTRANTS
                     -------------------------------------

     Officers of PPL and PPL Electric Utilities are elected annually by their Boards of Directors to serve at the pleasure of the respective Boards. There are no family relationships among any of the executive officers, or any arrangement or understanding between any executive officer and any other person pursuant to which the officer was selected.

     There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any executive officer during the past five years.

     Listed below are the executive officers as of December 31, 1999:

PPL Corporation:
                                                       Effective Date of
                                                          Election to
      Name          Age          Position               Present Position
      ----          ---          --------               ----------------

William F. Hecht     56  Chairman, President and
                         Chief Executive Officer       February 24, 1995

Frank A. Long        59  Executive Vice President      February 24, 1995

Robert G. Byram*     54  Senior Vice President
                         and Chief Nuclear
                         Officer-PPL Electric
                         Utilities                     April 1, 1997

John R. Biggar       55  Senior Vice President
                         and Chief Financial
                         Officer                       November 1, 1998

Paul T. Champagne*   41  President-PPL Global, Inc.    May 24, 1999

Robert J. Grey       49  Senior Vice President,
                         General Counsel and
                         Secretary                     March 1, 1996

Terry H. Hunt        51  Senior Vice President-
                         Strategic Planning            October 1, 1998

Joseph J. McCabe     49  Vice President and
                         Controller                    August 1, 1995

James E. Abel        48  Vice President-Finance
                         and Treasurer                 June 1, 1999

* Mr. Byram and Mr. Champagne have been designated executive officers of PPL by virtue of their respective positions at PPL subsidiaries.

PPL Electric Utilities Corporation:

                                                        Effective Date of
                                                          Election to
        Name            Age           Position          Present Position
        ----            ---           --------          ----------------

William F. Hecht         56   Chairman, President and
                              Chief Executive Officer   January 1, 1993

Frank A. Long            59   Executive Vice President
                              and Chief Operating
                              Officer                   January 1, 1993

Robert G. Byram          54   Senior Vice President
                              and Chief Nuclear
                              Officer                   April 1, 1997

John R. Biggar           55   Senior Vice President
                              and Chief Financial
                              Officer                   November 1, 1998

Robert J. Grey           49   Senior Vice President,
                              General Counsel and
                              Secretary                 March 1, 1996

Terry H. Hunt            51   Senior Vice President-
                              Strategic Planning        October 1, 1998

Joseph J. McCabe         49   Vice President and
                              Controller                August 1, 1995

James E. Abel            48   Vice President-Finance
                              and Treasurer             June 1, 1999

     Each of the above officers, with the exception of Messrs. Champagne, Grey, and Hunt, has been employed by PPL Electric Utilities for more than five years as of December 31, 1999. Mr. Champagne joined PPL Global in January 1995. Prior to that time, he was Regional Manager - Business Development - Midwest at Mission Energy Company. Mr. Grey joined PPL Electric Utilities in March 1995. He had been General Counsel of Long Island Lighting Company since 1992. Mr. Hunt joined PPL Electric Utilities in October 1998. He had been President and CEO of PPL Gas Utilities.

     Prior to their election to the positions shown above, the following executive officers held other positions within PPL Electric Utilities since January 1, 1995: Mr. Byram was Senior Vice President - Nuclear and Senior Vice President - Generation and Chief Nuclear Officer; Mr. Biggar was Vice President-Finance, Vice President - Finance and Treasurer and Senior Vice President-Financial; Mr. Grey was Vice President, General Counsel and Secretary; Mr. McCabe was Controller; and Mr. Abel was Manager - Treasury, Manager - Auditing, and Treasurer.

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

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA

                                                           1999 (a)       1998 (a)     1997 (a)       1996        1995 (a)
PPL Corporation
--------------------------------------------------------------------------------------------------------------------------
Income Items -- millions
  Operating revenues.....................................  $  4,590       $  3,786     $  3,077     $  2,926      $  2,752
  Operating income (f)...................................       872            827          800          810           836
  Net Income (Loss)......................................       432           (569)         296          329           323
Balance Sheet Items -- millions (b)
  Property, plant and equipment, net.....................     5,644          4,480        6,820        6,960         6,970
  Recoverable transition costs...........................     2,647          2,819
  Total assets...........................................    11,174          9,607        9,485        9,670         9,492
  Long-term debt.........................................     4,157          2,984        2,735        2,832         2,859
  Company-obligated mandatorily redeemable
    preferred securities of subsidiary trusts
    holding solely company debentures....................       250            250          250
  Preferred stock
    With sinking fund requirements.......................        47             47           47          295           295
    Without sinking fund requirements....................        50             50           50          171           171
  Common equity..........................................     1,613          1,790        2,809        2,745         2,597
  Short-term debt........................................       857            636          135          144            89
  Total capital provided by investors....................     6,974          5,757        6,026        6,187         6,011
  Capital lease obligations..............................       125            168          171          247           220
Financial Ratios
  Return on average common equity -- % (e)...............     16.89          10.98        11.69        12.30         11.23
  Embedded cost rates (b)
    Long-term debt -- %..................................      6.95           7.40         7.88         7.89          7.95
    Preferred stock -- %.................................      5.87           5.87         5.85         6.09          6.09
    Preferred securities -- %............................      8.43           8.43         8.43
  Times interest earned before income taxes (e)..........      3.04           3.28         3.59         3.55          3.17
  Ratio of earnings to fixed charges -- total
    enterprise basis (c), (e)............................      2.86           3.10         3.40         3.45          3.08
  Ratio of earnings to fixed charges and
     dividends on preferred stock
     --total enterprise basis (c), (e)...................      2.61           2.78         3.02         2.90          2.51
Common Stock Data
  Number of shares outstanding -- thousands
    Year-end.............................................   143,697        157,412      166,248      162,665       159,403
    Average..............................................   152,287        164,651      164,550      161,060       157,649
  Number of record shareowners (b).......................    91,553        100,458      117,293      123,290       128,075
  Earnings (loss) per share - reported...................  $   2.84         ($3.46)    $   1.80     $   2.05      $   2.05
  Earnings per share  excluding one-time
    adjustments (e)......................................  $   2.35       $   1.87     $   2.00     $   2.05      $   1.79
  Dividends declared per share...........................  $   1.00       $  1.335     $   1.67     $   1.67      $   1.67
  Book value per share (b)...............................  $  11.23       $  11.37     $  16.90     $  16.87      $  16.29
  Market price per share (b).............................  $ 22.875       $ 27.875     $ 23.938     $     23      $     25
  Dividend payout rate -- % (e)..........................        43             71           84           81            93
  Dividend yield -- % (d)................................      4.37           4.79         6.98         7.26          6.68
  Price earnings ratio (e)...............................      9.73          14.91        11.97        11.22         13.97

(a) The earnings for each year, except for 1996, were affected by one-time adjustments. These adjustments affected net income and certain items under Financial Ratios and Common Stock Data.
     See "Earnings" in Review of Financial Condition and Results of Operations for a description of one-time adjustments in 1999, 1998 and 1997.
(b)  At year-end.
(c) Computed using earnings and fixed charges of PPL and its subsidiaries. Fixed charges consist of interest on short- and long-term debt, other interest charges, interest on capital lease obligations and the estimated interest component of other rentals.
(d)  Based on year-end market prices.
(e)  Based on earnings excluding one-time adjustments.
(f) Operating income of 1997 and earlier years restated to conform to the current presentation.

SELECTED FINANCIAL AND OPERATING DATA

                                                            1999 (a)      1998 (a)       1997 (a)         1996         1995 (a)
PPL Electric Utilities Corporation
-------------------------------------------------------------------------------------------------------------------------------
Income Items -- millions
  Operating revenues.....................................   $  3,952      $  3,643       $  3,049       $  2,911       $  2,752
  Operating income (e)...................................        749           801            790            809            836
  Earnings (loss) available to PPL.......................        398          (587)           308            329            324

Balance Sheet Items -- millions (b)
  Property, plant and equipment, net.....................      4,345         4,331          6,820          6,960          6,970
  Recoverable transition costs...........................      2,647         2,819
  Total assets...........................................      9,092         8,838          9,472          9,405          9,424
  Long-term debt.........................................      3,505         2,569          2,633          2,832          2,859
  Company-obligated mandatorily redeemable
    preferred securities of subsidiary trusts holding
    solely company debentures............................        250           250            250
  Preferred stock
    With sinking fund requirements.......................         47           295            295            295            295
    Without sinking fund requirements....................         50           171            171            171            171
  Common equity..........................................      1,296         1,730          2,612          2,617          2,528
  Short-term debt........................................        183            91             45             10             89
  Total capital provided by investors....................      5,331         5,106          6,006          5,925          5,942
  Capital lease obligations..............................        125           168            171            247            220

Financial Ratios
  Return on average common equity -- % (d)...............      17.90         11.45          11.91          12.95          11.65
  Embedded cost rates (b)
    Long-term debt -- %..................................       6.97          7.56           7.91           7.89           7.95
    Preferred stock -- %.................................       5.87          6.09           6.90           6.09           6.09
    Preferred securities -- %............................       8.43          8.43           8.43
  Times interest earned before income taxes (d)..........       3.44          3.77           3.67           3.62           3.41
  Ratio of earnings to fixed charges -- total
    enterprise basis (c), (d)............................       3.09          3.52           3.47           3.50           3.09
  Ratio of earnings to fixed charges and
     dividends on preferred stock
     --total enterprise basis (c), (d)...................       2.62          2.77           2.77           2.93           2.52

Sales Data
  Customers (thousands)(b)...............................      1,270         1,257          1,247          1,236          1,226
  Electric energy sales delivered -- millions of kWh
    Residential..........................................     11,704        11,156         11,434         11,849         11,300
    Commercial...........................................     11,002        10,597         10,309         10,288          9,948
    Industrial...........................................     10,179        10,227         10,078         10,016          9,845
    Other................................................        160           164            143            154            188
                                                            --------      --------       --------       --------       --------
      Service area sales ................................     33,045        32,144         31,964         32,307         31,281
      Wholesale energy sales ............................     31,683        36,706         21,454         14,341         11,424
                                                            --------      --------       --------       --------       --------
      Total electric energy sales delivered..............     64,728        68,850         53,418         46,648         42,705
                                                            --------      --------       --------       --------       --------

Number of Full-Time Employees (b)........................      6,314         6,344          6,343          6,428          6,661

(a) The earnings for each year, except for 1996, were affected by one-time adjustments.
     These adjustments affected earnings available to PPL and certain items in Financial Ratios.
     See "Earnings" in Review of Financial Condition and Results of Operations for a description of one-time adjustments in 1999, 1998 and 1997.
(b)  At year-end.
(c) Computed using earnings and fixed charges of PPL Electric Utilities and its subsidiaries. Fixed charges consist of interest on short- and long-term debt, other interest charges, interest on capital lease obligations and the estimated interest component of other rentals.
(d)  Based on earnings excluding one-time adjustments.
(e) Operating income of 1997 and earlier years restated to conform to the current presentation.

ITEM 7. REVIEW OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF PPL CORPORATION AND PPL ELECTRIC UTILITIES CORPORATION

     PPL is a holding company with headquarters in Allentown, PA. See Item 1 "BUSINESS - Background" for descriptions of PPL's major subsidiaries. Other subsidiaries may be formed by PPL to take advantage of new business opportunities.

     The financial condition and results of operations of PPL Electric Utilities and PPL Global are currently the principal factors affecting the financial condition and results of operations of PPL. All fluctuations, unless specifically noted, are primarily due to activities of PPL Electric Utilities and PPL Global.

     Terms and abbreviations appearing in the Review of the Financial Condition and Results of Operations are explained in the glossary.

Forward-looking Information

     Certain statements contained in this Form 10-K concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts are "forward-looking statements" within the meaning of the federal securities laws. Although PPL and PPL Electric Utilities believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to have been correct. These forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in the forward-looking statements. In addition to the specific factors discussed in this Review of Financial Condition and Results of Operations, the following are among the important factors that could cause actual results to differ materially from the forward-looking statements: state and federal regulatory developments; new state or federal legislation; national or regional economic conditions; market demand and prices for energy, capacity and fuel; weather variations affecting customer energy usage; competition in retail and wholesale power markets; the effect of any business or industry restructuring; PPL's and PPL Electric Utilities' profitability and liquidity; new accounting requirements or new interpretations or applications of existing requirements; operating performance of plants and other facilities; environmental conditions and requirements; system conditions and operating costs; performance of new ventures; political, regulatory or economic conditions in foreign countries where PPL Global makes investments; foreign exchange rates; and PPL's and PPL Electric Utilities' commitments and liabilities. Any such forward-looking statements should be considered in light of such important factors and in conjunction with PPL's and PPL Electric Utilities' other documents on file with the SEC.

     New factors that could cause actual results to differ materially from those described in forward-looking statements emerge from time to time, and it is not possible for PPL or PPL Electric Utilities to predict all of such factors, or the extent to which any such factor or combination of factors may cause actual results to differ from those contained in any forward-looking statement. Any forward-looking statement speaks only as of the date on which such statement is made, and neither PPL nor PPL Electric Utilities undertakes any obligation to update the information contained in such statement to reflect subsequent developments or information.

                             Results of Operations
                             ---------------------

Earnings

                                              1999    1998    1997
                                              ----    ----    ----
Earnings per share - excluding
 one-time adjustments                        $2.35   $1.87   $2.00
One-time adjustments:
 Sale of Sunbury plant and related
    assets (Note 12)                           .28
 Sale of SWEB supply business (Note 12)        .42
 Securitization (Note 5)                       .13
 Write-down carrying value of
    investments (Note 12)                     (.34)
 PUC restructuring charge (Note 6)                   (5.56)
 FERC municipalities settlement
   (Note 6)                                          (0.19)
 Windfall profits tax                                         (.23)
 SER settlement                                        .11
 U.K. tax rate reduction                               .06     .06
 PPL Gas Utilities acquisition costs                   .03    (.03)
Other impacts of restructuring                         .22
                                             -----  ------   -----

Earnings (loss) per share - actual           $2.84  $(3.46)  $1.80
                                             =====  ======   =====

     The earnings of PPL for 1999, 1998 and 1997 were impacted by several one-time adjustments. Refer to specific Notes to Financial Statements for discussion of certain of these one-time adjustments. The one-time adjustments without note references are discussed in "Other Income and (Deductions)." In addition, the PUC restructuring adjustments provided a favorable impact of about 22 cents per share on earnings in the second half of 1998. These adjustments included lower depreciation on impaired generation assets, reduced accruals for taxes other than income and a regulatory adjustment to unbilled revenues. These favorable impacts were partially offset by the immediate expensing of computer software costs identified as impaired in restructuring accounting adjustments.

     Excluding the effects of these one-time adjustments, 1999 earnings were $2.35 compared with adjusted earnings of $1.87 for 1998. (In 1999, PPL discontinued including the impact of weather in calculating adjusted earnings per share.) The adjusted earnings for 1999 represents a 48 cents per share improvement, or about 26%, compared with 1998. The earnings improvement was primarily due to higher margins on wholesale energy and marketing activities, an increase in electricity supplied to commercial and industrial customers, lower taxes, lower depreciation on generation assets, and increased earnings from unregulated operations. The earnings per share for 1999 also reflects the benefit of fewer common shares outstanding, resulting from stock repurchase programs. In addition,

1998 earnings were adversely impacted by the unusually mild winter weather. These earnings improvements in 1999 were partially offset by a four percent rate reduction for electric delivery customers in Pennsylvania and by the loss of customers who shopped for alternate electric generation suppliers. In addition, 1998 earnings benefited from certain regulatory treatments that did not carry over to 1999.

     The adjusted earnings of 1998 were 13 cents per share, or 7%, lower than the similarly adjusted earnings in 1997. Mild winter weather in 1998 adversely affected earnings by about 20 cents per share. On a weather-adjusted basis, PPL Electric Utilities' electric delivery sales were 2.9% higher in 1998 than 1997. Earnings in 1998 were also favorably impacted by higher wholesale electricity revenues. These earnings improvements were partially offset by higher operating expenses in 1998 from 1997. This includes higher costs associated with computer information systems, and additional payroll, consultant services and other expenses to meet the requirements of retail competition. Increased firm transmission costs related to the Energy Marketing Center activities and a higher provision for uncollectible customer accounts also increased operating expenses.

Electric Energy Sales

     PPL Electric Utilities' electricity sales for 1999, 1998 and 1997 were as follows:

                                     1999          1998          1997
                                     ----          ----          ----
                                             (Millions of kWh)
Electricity delivered to
retail customers by PPL Electric
Utilities (a)                       33,045        32,144        31,964

Less:  Electricity supplied
by others                            9,621         1,999            65
                                    ------        ------        ------

Electricity supplied to retail
customers by PPL Electric
Utilities                           23,424        30,145        31,899

Electricity supplied to retail
customers by PPL EnergyPlus         10,271         1,506
                                    ------        ------        ------

Total electricity supplied
to retail customers (a)             33,695        31,651        31,899

Wholesale electricity sales         31,683        36,708        21,454

(a) kWh for customers residing in PPL Electric Utilities' service territory who are receiving energy from PPL Electric Utilities or PPL EnergyPlus will be reflected in both of these categories.

     In 1998, there was a pilot of the Electric Choice Program under the Customer Choice Act. Beginning on January 1, 1999, customers were allowed to choose their electricity supplier. Customers making this choice continue to have their electricity delivered by the utility that serves their territory.

     Electricity delivered to retail customers increased by 901 million kWh, or 2.8%, in 1999 over 1998. This increase was primarily due to the mild winter in 1998. If normal weather had been experienced in both 1999 and 1998, deliveries would have increased by 0.6%. Industrial sales showed no growth in 1999. Electricity delivered in 1998 increased by 180 million kWh, or 0.6%, from 1997. However, if normal weather had been experienced in these years, deliveries would have increased by 2.9%. This increase reflected strong third and fourth quarter deliveries to all customer classes.

     Electricity supplied to retail customers increased by 2,044 million kWh, or 6.5%, in 1999 as compared to 1998. This increase was due to sales by PPL EnergyPlus in the competitive market, and the impact of mild winter weather in 1998. The slight decrease in electricity supplied in 1998 compared to 1997 was due to the impact of weather and the pilot Electric Choice Program.

     Wholesale electricity sales, which includes sales to other utilities and energy marketers through contracts, spot market transactions or power pool arrangements, decreased by 5,025 million kWh in 1999 when compared to 1998. This was primarily the result of decreased activity of the Energy Marketing Center in the electricity wholesale market, because of increased retail market needs and the decline of contract sales. See the following section for more information.

Operating Revenues

Electric
--------

     The increase (decrease) in revenues from electric operations was attributable to the following:

                                        1999 vs. 1998  1998 vs. 1997
                                        -------------  -------------
                                            (Millions of Dollars)
Retail Electric Revenue
  PPL Electric Utilities - electric
    delivery and PLR load                   $(338)          $   7
  PPL EnergyPlus - electric
    generation supply                         415
  PPL Global - Emel/EC - electric
    delivery                                  245
  Other                                        26               6
                                            -----           -----
                                            $ 348           $  13
                                            =====           =====

     Operating revenues from retail electric operations increased by $348 million in 1999 over 1998. PPL Electric Utilities and PPL EnergyPlus revenues increased by $77 million, or 3.3%, for the same period. This increase, in part, reflects the unfavorable impact of mild winter weather on 1998 sales. Also, PPL Electric Utilities and PPL EnergyPlus provided 6.5% more electricity to retail customers during 1999 as compared with 1998. These revenue gains were partially offset by a one-year 4% reduction in PPL Electric Utilities' regulated rates, effective January 1, 1999, in connection with the PUC Final Order in PPL Electric Utilities' restructuring proceeding.

     PPL Global consolidated the financial results of Emel and EC in the third quarter of 1999, effective from January 1, 1999. Accordingly, "Electric Operating Revenues" includes Emel and EC revenues from delivering electricity to their customers in Central America. See Note 1 to Financial Statements for additional information.

     Operating revenues for electric operations increased by $13 million in 1998 from 1997. PPL Electric Utilities' electricity deliveries increased by 2.9%, contributing to this revenue increase. Also, PPL Electric Utilities' revenues increased due to a change in the regulatory treatment of energy costs. These revenue gains were substantially offset by mild winter weather in 1998.

Gas and Propane
---------------

     PPL acquired PPL Gas Utilities in August 1998. The results of PPL Gas Utilities, including revenues and the associated costs from gas and propane operations, have been recorded subsequent to acquisition.

Wholesale Energy Marketing and Trading
--------------------------------------

     The increase (decrease) in revenues from wholesale energy marketing and trading activities was attributable to the following:

                                             1999 vs. 1998  1998 vs. 1997
                                             -------------  -------------
                                                 (Millions of Dollars)
Electric
  Bilaterial Sales                                $ 62           $496
  PJM                                                              63
  Cost-based contracts                             (69)           (45)
Oil & gas sales                                    229             62
Other                                                1             (3)
                                                  ----           ----
                                                  $223           $573
                                                  ====           ====

     Operating revenues from wholesale energy marketing and trading increased by $223 million in 1999 over 1998. This increase was predominately due to wholesale gas revenues, which increased nearly four-fold. This increase was, in part, due to a need for more supply to meet the greater demand for gas-fired generation and an increase in retail gas marketing activities. The decrease in revenues from cost-based contracts reflects the phase down of the capacity and energy agreement with JCP&L by 189,000 MW from 1998. The contract expired on December 31, 1999.

     Revenues in 1998 increased by $573 million over 1997, despite the phase-down of the capacity and energy agreement with JCP&L and the end of the capacity and energy agreement with Atlantic. The overall revenue increase reflected PPL Electric Utilities' continued emphasis on competing in wholesale markets and support of PPL EnergyPlus requirements. Energy purchases also increased to meet these increased sales. Refer to "Energy Purchases" for more information.

PUC Restructuring Proceeding

     Refer to Note 4 to Financial Statements for information regarding the PUC restructuring proceeding.

Energy-Related Businesses

     Energy-related businesses (see Note 1 to Financial Statements) contributed $60 million to the 1999 operating income of PPL, which was an increase of $35 million from 1998. The improvement reflected PPL Global's higher equity earnings from its additional investment in WPD and additional operating income provided by the mechanical contracting and engineering subsidiaries. Energy-related businesses are expected to provide an increasing share of PPL's future earnings.

     Energy-related business provided an additional $16 million to operating income in 1998 compared with 1997. This was primarily due to PPL Global's higher equity earnings from its additional investments in Emel, EC and WPD.

     With respect to PPL Global's investment in WPD, PPL Corporation is required to file audited financial statements of WPD, as an amendment to this 10-K , when such statements become available. WPD's fiscal year ends at March 31, 2000, and it is expected that such financial statements will become available on or prior to June 30, 2000.

Electric Fuel Costs

     Electric fuel costs decreased by $44 million in 1999 when compared to 1998. The decrease resulted from lower generation by PPL Electric Utilities' coal-fired and oil/gas fired units, as well as lower fuel prices for coal. The lower coal-fired generation resulted from units being dispatched less during off-peak periods, as a result of NOx allowances affecting the unit costs from May to September of 1999. The Holtwood plant closing and the Sunbury plant sale (See "Power Plant Operations" discussion) also contributed to the decrease in generation. In addition, PPL Electric Utilities entered into a rail contract which lowered coal freight prices effective June 1999. These decreases were partially offset by higher fuel prices for nuclear and oil/gas fired stations.

     Electric fuel expense increased by $14 million in 1998 when compared to 1997. This increase reflects higher generation at the coal and oil/gas fired stations. These units, particularly Martins Creek, were needed as a result of increased wholesale energy marketing and trading by the Energy Marketing Center. This increase was partially offset by lower fuel prices for all units, especially oil/gas fired stations.

Energy Purchases

     Excluding the purchases made by Emel and EC, which were consolidated by PPL Global effective January 1, 1999, energy purchases increased by $316 million in 1999 when compared to 1998. The increase was primarily due to increased gas purchases by the Energy Marketing Center, additional wholesale purchases to support PPL EnergyPlus, and higher wholesale prices for electricity. These increases were partially offset by a decrease in the volume of electricity purchases and the reduction of the liability for above-market NUG purchases.

     Energy purchases increased by $556 million in 1998 when compared to 1997. The increase was primarily due to greater quantities of energy purchased to meet the increased wholesale energy marketing and trading by the Energy Marketing Center, which includes increased purchases of natural gas and electric capacity for resale. The related sales are included in wholesale energy sales. In addition, the overall market price of purchased power was higher during 1998 compared to 1997 due to market volatility.

Other Operation Expenses

     Other operation expenses increased by $91 million from 1998 to 1999. Operating expenses of acquired companies and certain regulatory impacts caused a substantial portion of this increase. These included:

     . PPL Global's consolidation of Emel and EC, effective January 1, 1999, which added about $25 million in operation expenses. PPL Global's acquisition of Penobscot Hydro in 1999 added another $4 million of operation expenses.

     . About $23 million of additional operation expenses of PPL Gas Utilities recorded in 1999 compared to 1998. PPL Gas Utilities was acquired in August 1998.

     . About $46 million of regulatory credits recorded in 1998. These credits were for the loss of revenue as a result of the pilot Electric Choice Program and the deferral of undercollected energy costs. No similar items were reflected in 1999, as the pilot program was completed and energy costs were no longer recoverable through the ECR.


     Eliminating the effects of the above amounts, the other operation expenses of PPL decreased by $7 million in 1999 compared with 1998. This decrease was primarily due to PPL Electric Utilities' cost-cutting initiatives to increase shareowner value, gains on the sale of emission allowances and decreased load dispatching activities for system control. These decreases were partially offset by additional expenses associated with customer choice, and additional marketing expenses by PPL EnergyPlus. Also, wages and employee benefits were higher in 1999 than 1998.

     Other operation expenses increased by $92 million from 1997 to 1998. This increase reflected higher costs associated with computer information systems, and additional payroll, consultant services and other expenses to meet the requirements of retail competition. This increase was also due to increased firm transmission costs related to the Energy Marketing Center activities, and higher provisions for uncollectible customer accounts. Operation costs of PPL Gas Utilities, which was acquired in 1998, also added to the increase. The increases in 1998 were partially offset by credits recorded in connection with the pilot Electric Choice Program.

Maintenance Expenses

     Maintenance expenses increased by $33 million in 1999 from 1998. About half of the increase was due to the consolidation of Emel effective January 1, 1999 and the acquisition of PPL Gas Utilities in August 1998. The other half of this increase was due to higher costs of outage-related and other maintenance at PPL Electric Utilities' fossil and nuclear power plants, and additional expenses to maintain transmission and distribution facilities.

Power Plant Operations

     In April 1999, PPL Electric Utilities closed its Holtwood coal-fired generating station. The closing was part of an effort to reduce operating costs and position PPL Electric Utilities for the competitive marketplace. The adjacent hydroelectric plant continues to operate.

     In November 1999, PPL Electric Utilities sold its Sunbury plant and the principal assets of its wholly-owned coal processing subsidiary, Lady Jane Collieries, to Sunbury Holdings, LLC. PPL Electric Utilities received cash proceeds of $107 million for the assets, including coal inventory, which resulted in a one-time contribution to earnings of about 28 cents per share.

Depreciation and Amortization

     Depreciation and amortization expenses decreased by $81 million from 1998 to 1999. This decrease was mainly due to the write-down of generation-related assets in connection with the restructuring adjustments recorded in June 1998. The decrease was partially offset by depreciation associated with the acquisition of PPL Gas Utilities in August 1998 and the consolidation of Emel effective January 1, 1999.

     Depreciation and amortization expenses decreased by $47 million from 1997 to 1998. This decrease also reflected the write-down of impaired generation-related assets.

Other Income and (Deductions)

     Other income of PPL increased by $31 million from 1998 to 1999. PPL Global's earnings for 1999 reflected a pre-U.S. tax gain of $78 million from the sale of SWEB's electricity supply business. Also, PPL Electric Utilities sold its Sunbury plant and the principal assets of its wholly owned subsidiary, Lady Jane Collieries, recognizing a $66 million pre-tax gain. These increases in 1999 were partially offset by a $51 million write-down of certain of PPL Global's international investments: WPD, Aguaytia and BGG. Other income in 1998 also included several favorable one-time adjustments: a $30 million recovery from SER to settle a suit over disputed purchase prices, a $9 million credit for a reduction in U.K. corporate tax rates, and a $6 million credit to earnings to reverse the prior expensing of PPL Gas Utilities acquisition costs.

     Other income in 1998 increased by $94 million from 1997. This increase was primarily due to the favorable one-time adjustments recorded in 1998, as noted above, and a windfall profits tax incurred by PPL Global in 1997. In July 1997, the U.K. imposed a windfall profits tax on privatized utilities. SWEB's tax was about $148 million, of which PPL Global's proportionate share was $37 million.

Financing Costs

     PPL experienced higher financing costs associated with long-term debt during the past few years, primarily associated with the issuance of $2.42 billion of transition bonds by PP&L Transition Bond Company and the issuance of medium-term notes by PPL Capital Funding. Refer to "Financing Activities" for more information. Interest on long-term debt and dividends on preferred stock increased from $235 million in 1996 to $259 million in 1999, for a total increase of $24 million. Interest on short-term debt, net of capitalized interest and AFUDC borrowed funds, increased from $13 million in 1996 to $44 million in 1999. This increase reflects PPL Capital Funding's commercial paper program initiated in 1998, which added short-term debt.

Income Taxes

     Income tax expense decreased by $85 million in 1999 from 1998. This was primarily due to deferred income taxes no longer required due to securitization.

     Income tax expense in 1998 increased by $22 million from 1997. This was primarily due to a $106 million increase in pre-tax book income.

                              Financial Condition
                              -------------------

Energy Marketing and Trading Activities

     PPL Electric Utilities purchases and sells wholesale electric capacity and energy under its FERC market-based tariff. PPL Electric Utilities has entered into agreements to sell firm capacity or energy under its market-based tariff to certain entities located inside and beyond the PJM power pool. PPL Electric Utilities enters into these agreements to market available energy and capacity from its generating assets and to profit from market price fluctuations. If PPL Electric Utilities were unable to deliver firm capacity and energy under these agreements, under certain circumstances it would be required to pay damages. These damages would be based on the difference between the market price to acquire replacement capacity or energy, and the contract price of the undelivered capacity or energy. Depending on price volatility in the wholesale energy markets, such damages could be significant. Extreme weather conditions, unplanned generating plant outages, transmission disruptions, non-performance by counterparties (or their counterparties) with which it has power contracts and other factors could affect PPL Electric Utilities' ability to meet its firm capacity or energy obligations, or cause significant increases in the market price of replacement capacity and energy. Although PPL Electric Utilities attempts to mitigate these risks, there can be no assurance that it will be able to fully meet its firm obligations, that it will not be required to pay damages for failure to perform, or that it will not experience counterparty non-performance in the future.

     PPL Electric Utilities attempts to mitigate risks associated with open contract positions by holding back generation capacity to deliver electricity to satisfy its net firm sales contracts and by purchasing firm transmission service. In addition, PPL Electric Utilities' Energy Marketing Center adheres to the Company's risk management policy and programs, including established credit policies to evaluate counterparty credit risk. To date, PPL Electric Utilities has not experienced any significant losses due to non-performance by counterparties.

     During 1999, PPL Electric Utilities entered into commodity forward and option contracts for the physical purchase and sale of energy, as well as energy related contracts that could be settled financially. On January 1, 1999, PPL Electric Utilities adopted mark-to-market accounting for energy contracts executed for trading purposes, in accordance with EITF 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." Under mark-to-market accounting, gains and losses from changes in market prices on contracts executed for trading purposes are reflected in current earnings. The earnings effect of mark-to-market accounting was not significant in 1999. Under EITF 98-10, energy trading activities refer to energy contracts executed with the objective of generating profits on, or from exposure to, shifts or changes in market prices. Risk management activities refer to energy contracts that are designated as (and effective as) hedges of non-trading activities (i.e., marketing available capacity and energy and purchasing fuel for consumption). PPL Electric Utilities will continue to use accrual accounting for energy contracts that are designated as non-trading activities until it adopts SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective January 1, 2001. SFAS 133, which expands the definition of a derivative to possibly include commodity contracts that require physical delivery, requires that an entity recognize all derivatives in the statement of financial position at fair value. The accounting for changes in the fair value of a derivative will depend on the intended use of the derivative and the resulting designation.

     PPL Electric Utilities has entered into an agreement to provide wholesale energy marketing, trading and energy portfolio management services for an energy cooperative organization that provides energy-related services to public power entities. The market risk associated with this type of activity is not significant. PPL Electric Utilities will terminate this agreement early in 2000. PPL Electric Utilities expects to expand its activities by entering into similar agreements with other counterparties.

Market Risk Sensitive Instruments

     Quantitative and Qualitative Disclosures About Market Risk
     ----------------------------------------------------------

     PPL actively manages the market risk inherent in its commodity, debt, foreign currency and equity positions. The Board of Directors of PPL has adopted a risk management policy to manage the risk exposures related to energy prices, interest rates and foreign currency exchange rates. The policy establishes a Risk Management Committee comprised of certain executive officers which oversees the risk management function. Nonetheless, adverse changes in commodity prices, interest rates, foreign currency exchange rates and equity prices may result in losses in earnings, cash flows and/or fair values. The forward-looking information presented below only provides estimates of what may occur in the future, assuming certain adverse market conditions, due to reliance on model assumptions. As a result, actual future results may differ materially from those presented. These disclosures are not precise indicators of expected future losses, but only indicators of reasonably possible losses.

     See Note 10 to the Financial Statements for a discussion of forward starting interest rate swaps and treasury locks to hedge debt issuances and retirements during 1999. Note 10 also describes hedge positions at December 31, 1999 to manage exposures to interest rate risk for anticipated debt issuance in the first quarter of 2000.

     Commodity Price Risk - Energy Marketing Center
     ----------------------------------------------

     PPL Electric Utilities' risk management program is designed to manage the risks associated with market fluctuations in the price of electricity, natural gas, oil and emission allowances. The Company's risk management policy and programs include risk identification and risk limits management, with measurement and controls for real time risk monitoring. In 1999, PPL Electric Utilities entered into fixed-price forward and option contracts that required physical delivery of the commodity, exchange-for-physical transactions and over-the-counter contracts (such as swap agreements where settlement is generally based on the difference between a fixed and index-based price for the underlying commodity). PPL Electric Utilities expects to continue using such contracts in 2000 as well as tolling agreements or other contractual arrangements.

     PPL Electric Utilities enters into contracts to hedge the impact of market fluctuations on its energy-related assets, liabilities and other contractual arrangements. In addition, as defined by EITF 98-10, it enters into these contracts for trading purposes to take advantage of market opportunities. PPL Electric Utilities may at times create a net open position in its portfolio that could result in significant losses if prices do not move in the manner or direction anticipated.

     PPL Electric Utilities uses various methodologies to simulate forward price curves in the energy markets to estimate the size and probability of changes in market value resulting from commodity price movements. The methodologies require several key assumptions, including selection of confidence levels, the holding period of the commodity positions, and the depth and applicability to future periods of historical commodity price information. At December 31, 1999, PPL Electric Utilities estimated that a 10% adverse movement in market prices across all geographic areas and time periods could have decreased the value of PPL Electric Utilities' trading portfolio by approximately $1 million, as compared to a $16 million decrease at December 31, 1998. For PPL Electric Utilities' non-trading portfolio, a 10% adverse movement in market prices across all geographic areas and time periods could have decreased the value of PPL Electric Utilities' non-trading portfolio by approximately $11 million at December 31, 1999, as compared to a $17 million decrease at December 31, 1998. However, this effect would have been offset by the change in the value of the underlying commodity, i.e., the electricity generated. In addition to commodity price risk, PPL Electric Utilities' commodity positions are also subject to operational and event risks including, among others, increases in load demand and forced outages at generating plants.

     Commodity Price Risk - PPL EnergyPlus
     -------------------------------------

     During 1999, PPL EnergyPlus entered into various arrangements with retail customers who elected to shop for an energy provider. These contracts committed PPL EnergyPlus to the sale of electricity or natural gas without a specified firm volume. The sale contracts ranged in duration from five months to three years. To hedge the price risk of these transactions, PPL EnergyPlus has the ability to supply the electricity through a one-year option contract with the Energy Marketing Center. Therefore, the potential for short-term losses associated with PPL EnergyPlus' commodity position is not significant.

     PPL EnergyPlus also provides for the transportation and sale of excess electricity generated by PPL Montana. Changes in the prices of this commodity can affect PPL Montana's financial results. PPL EnergyPlus manages this exposure, in part, by using financial derivatives and physical instruments in hedged transactions to reduce earnings volatility and stabilize cash flows. PPL EnergyPlus may enter into derivative financial instruments from time to time for trading purposes.

     At December 31, 1999, PPL EnergyPlus estimated that a 10% adverse movement in market prices across all geographic areas and time periods would not have a significant impact on the financial statements. At December 31, 1999 PPL EnergyPlus had no trading transactions as defined under EITF 98-10.

     Interest Rate Risk
     ------------------

     PPL and PPL Electric Utilities have issued debt to finance their operations. Also, PPL has issued debt to provide funds for unregulated energy investments, which also increases interest rate risk. PPL and PPL Electric Utilities manage their interest rate risk by using financial derivative products to adjust the mix of fixed and floating-rate interest rates in their debt portfolios, adjusting the duration of their debt portfolios and locking in U.S. treasury rates

(and interest rate spreads over treasuries) in anticipation of future financing, when appropriate. Risk limits are designed to balance risk exposure to volatility in interest expense and losses in the fair value of PPL's and PPL Electric Utilities' debt portfolio due to changes in the absolute level of interest rates. See Note 10 to Financial Statements for a discussion of financial derivative instruments outstanding at December 31, 1999.

     PPL's potential annual exposure to increased interest expense due to a 10% increase in interest rates was estimated at a $4.9 million at December 31, 1999, and $6.3 million at December 31, 1998.

     PPL is also exposed to changes in the fair value of its debt portfolio. At December 31, 1999, PPL estimated that its potential exposure to a change in the fair value of its debt portfolio through a 10% adverse movement in interest rates was $61.3 million, compared with $118.8 million at December 31, 1998.

     PPL utilizes various risk management instruments to reduce its exposure to adverse interest rate movements for future anticipated financings. While PPL is exposed to changes in the fair value of these instruments, they are designed such that any economic loss in value should be offset by interest rate savings at the time the future anticipated financing is completed. At December 31, 1999, PPL estimated its potential exposure to a change in the fair value of these instruments through a 10% adverse movement in interest rates at $46.3 million. At December 31, 1998 PPL had no financial derivative instruments outstanding.

     Market events that are inconsistent with historical trends could cause actual results to exceed estimated levels.

     Foreign Operations Risk
     -----------------------

     At December 31, 1999 and 1998, PPL Global had investments of $810 million and $671 million, respectively, the majority of which were international investments in energy-related distribution facilities. PPL Global is exposed to foreign currency risk primarily through investments in affiliates in Latin America and Europe.

     PPL has adopted a foreign currency risk management program designed to limit or hedge future cross-border cash flows for firm transactions and commitments, and to hedge economic exposures such as anticipated dividends and projected asset sales or acquisitions when there is a high degree of certainty that the exposure will be realized. As of December 31, 1999 and 1998, PPL did not have any outstanding significant foreign currency-based financing.

     Nuclear Decommissioning Fund - Securities Price Risk
     ----------------------------------------------------

     PPL Electric Utilities maintains trust funds, as required by the NRC, to fund certain costs of decommissioning Susquehanna. At December 31, 1999, these funds were invested primarily in domestic equity securities and fixed rate, fixed income securities and are reflected at fair value on the Consolidated Balance Sheet. The mix of securities is designed to provide returns to be used to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs. However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the value of fixed rate, fixed income securities are exposed to changes in interest rates. PPL Electric Utilities actively monitors the investment performance and periodically reviews asset allocation in accordance with PPL Electric Utilities' nuclear decommissioning trust policy statement. A hypothetical 10% increase in interest rates and 10% decrease in equity prices would result in an $18.6 million reduction in the fair value of the trust assets at December 31, 1999, as compared to a $13.7 million reduction at December 31, 1998.

     PPL Electric Utilities' restructuring settlement agreement provides for the collection of authorized nuclear decommissioning costs through the CTC. Additionally, PPL Electric Utilities is permitted to seek recovery from customers of up to 96% of any increases in these costs. Therefore, PPL Electric Utilities' securities price risk is expected to remain insignificant.

Capital Expenditure Requirements

     The schedule below shows PPL Electric Utilities' current capital expenditure projections for the years 2000-2004 and actual spending for the year 1999.


PPL Electric Utilities' Capital Expenditure Requirements

                             Actual -----------Projected-----------
                             1999   2000   2001   2002   2003  2004
                                      (Millions of Dollars)
Construction expenditures
 Generating facilities       $  91  $  69  $  69  $ 123  $ 95  $ 61
 Transmission and
  distribution facilities      111    115    114    119   119   123
 Environmental                  47     98     29      5    23    21
 Other                          15     22     18     18    16    16
                             -----  -----  -----  -----  ----  ----
  Total Construction
   Expenditures                264    304    230    265   253   221
Nuclear fuel owned and
 leased                         42     50     55     56    56    59
Operating leases                38     28     28     28    28    28
                             -----  -----  -----  -----  ----  ----
  Total Capital
   Expenditures              $ 344  $ 382  $ 313  $ 349  $337  $308
                             =====  =====  =====  =====  ====  ====

     Construction expenditures include AFUDC and Capitalized Interest which are expected to be less than $19 million in each of the years 2000-2004.

     PPL Electric Utilities' capital expenditure projections for the years 2000-2004 total about $1.7 billion. Capital expenditure plans are revised from time to time to reflect changes in conditions.

Acquisitions and Divestitures

     Refer to Note 12 to the Financial Statements for information regarding Acquisitions and Divestitures.

     At December 31, 1999, PPL Global had investments in foreign and domestic facilities, including investments in Emel, DelSur, and Penobscot Hydro (that are consolidated in PPL Global's financial statements), but excluding PPL Montana. PPL Global continues to pursue opportunities to develop and acquire electric generation, transmission and distribution facilities in the U.S. and abroad.

Financing and Liquidity

     Cash and cash equivalents decreased by $207 million more during the twelve months ended December 31, 1999, compared with the same period in 1998. The reasons for this change were:

     .    A $7 million increase in cash provided by operating activities.

     . A $694 million increase in cash used in investing activities, primarily due to the acquisition of the Montana generating assets, partially offset by the sale of the Sunbury generating and related assets and the sale of SWEB's supply business.

     . A $480 million increase in cash provided by financing activities. This increase was due to a net increase in long-term debt and a decrease in payments of common dividends. These financing inflows were partially offset by lower funds from issuing common stock, and a smaller increase in short-term debt balances.

     From 1997 through 1999, PPL issued $3.2 billion of long-term debt (including $2.42 billion of securitized debt issued by PP&L Transition Bond Company). For the same period, PPL issued $146 million of common stock, excluding stock issued in conjunction with the PPL Gas Utilities acquisition. From 1997 through 1999, PPL retired $2.1 billion of long-term debt and purchased $836 million of common shares. During the years 1997 through 1999, PPL Electric Utilities also incurred $185 million of obligations under capital leases.

     Refer to Note 11 to the Financial Statements for additional information on credit arrangements and financing activities in 1999.

     In February 2000, PPL Capital Funding issued $500 million of medium-term notes in the form of 7.75% series due 2005. This issuance used $500 million of the $1.2 billion SEC shelf registration filed in September 1999. (See Note 11 to the Financial Statements.) At the time of issuance, PPL also settled a number of forward-starting swaps that had been entered into in a lower interest rate environment as a means to lock-in interest rates and limit exposure to increasing interest rates, all pursuant to PPL's interest rate risk management program. PPL received net proceeds of $15.8 million from the settlement of these contracts, which will be deferred on the balance sheet and subsequently amortized over the life of the medium-term notes. The effective interest rate on the medium-term notes was reduced by approximately 75 basis points as a result of this hedging activity. Also, in conjunction with this transaction, PPL swapped $350 million notional amount of these notes from fixed to floating-rate instruments, with an initial average rate of three-months LIBOR plus 45 basis points, to adjust the amount of floating-rate debt carried in its liability portfolio.

     In the first quarter of 2000, PPL Electric Utilities intends to call for redemption its remaining $28 million of First Mortgage Bonds, 9-1/4% Series due 2019, through the maintenance and replacement fund provisions of its mortgage.

     On February 25, 2000, the PPL Board of Directors declared a quarterly common stock dividend of $.265 per share, payable April 1, 2000 to shareowners of record on March 10, 2000. The amount of the April 1, 2000 dividend represents an increase of 6% from the amount of the quarterly dividend ($.25 per share) that had been paid since October 1, 1998. Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, financial requirements and other factors.

Financial Indicators

     Earnings for 1999, 1998 and 1997 were impacted by one-time adjustments. (See "Earnings" for additional information.) The following financial indicators for PPL reflect the elimination of these impacts from earnings, and provide an additional measure of the underlying earnings performance of PPL and its subsidiaries.

                                    1999     1998     1997
                                   ------   ------   ------
Earnings per share, as adjusted    $ 2.35   $ 1.87   $ 2.00

Return on average common equity     16.89%   10.98%   11.69%

Ratio of pre-tax income to
  interest charges                   3.04     3.28     3.59

Dividends declared per share       $ 1.00   $1.335   $ 1.67

See Item 6 "Selected Financial and Operating Data" for additional financial indicators.

Environmental Matters

     See Note 16 to Financial Statements for a discussion of environmental matters.

Increasing Competition

     The electric utility industry has experienced, and will continue to experience, a significant increase in the level of competition in the energy supply market at both the state and federal level.

     State Activities
     ----------------

     Refer to Note 4 to the Financial Statements for a discussion of PPL Electric Utilities' PUC restructuring proceeding under the Customer Choice Act.

     Also refer to Note 4 regarding PPL Electric Utilities' transfer of its retail electric marketing function to PPL EnergyPlus. PPL EnergyPlus has a PUC license to act as a Pennsylvania EGS. This license permits PPL EnergyPlus to offer retail electric supply to participating customers in the service territory of PPL Electric Utilities and in the service territories of other Pennsylvania utilities. In 1999, PPL EnergyPlus served industrial and commercial customers in Pennsylvania, New Jersey and Delaware, and is also licensed to sell energy in Maine and Montana.

     Federal Activities
     ------------------

     PPL Electric Utilities and PPL EnergyPlus have authority from the FERC to sell specified ancillary services at market-based rates in the following markets: the New England power pool, the New York power pool, the market administered by the California ISO, and the PJM.

     PPL Electric Utilities and PPL EnergyPlus have authority from the FERC to sell electric energy and capacity at market-based rates and to sell, assign or transfer transmission rights and associated ancillary services. PPL Electric Utilities has a FERC-filed code of conduct governing its relationship with such affiliates that engage in the sale and/or transmission of electric energy.

Proposed Corporate Realignment

     In September 1999, the Boards of Directors of PPL and PPL Electric Utilities approved the initiation of a corporate realignment, in order to better position PPL and its subsidiaries in the new competitive marketplace. This realignment includes the following key features:

     . The transfer of all of PPL Electric Utilities' electric generating facilities and related assets to new generating subsidiaries of PPL, under a new unregulated generation company. In order to effect this transfer, these assets will be released from PPL Electric Utilities' Mortgage.

     . The transfer of PPL Electric Utilities' wholesale energy marketing business, to PPL EnergyPlus, which will be the wholesale and retail energy marketing subsidiary of PPL and will no longer be a subsidiary of PPL Electric Utilities.

     . The transfer of the U.S. electric generation subsidiaries of PPL Global to the new generating company.

     Upon completion of this corporate realignment, PPL Electric Utilities' principal business will be the transmission and distribution of electricity to serve retail customers in its franchised territory in eastern and central Pennsylvania. PPL Global's principal business will be the acquisition or development of both U.S. and international energy projects and the ownership of international energy projects. Other existing subsidiaries of PPL and PPL Electric Utilities will generally be aligned in the new corporate structure according to their principal business functions.

     The proposed corporate realignment is subject to approval from the PUC, the FERC and the NRC, as well as certain third-party consents. In December 1999, the company filed applications for these regulatory approvals. Several protests and petitions to intervene have been filed in these proceedings, raising a variety of issues associated with the corporate realignment. PPL currently expects to complete the corporate realignment in mid-2000.

Year 2000

     PPL successfully addressed the Year 2000 issue. The Year 2000 issue was the result of computer programs written using two digits rather than four to define the applicable year and other programming techniques which limited date calculations or assigned special meanings to some dates. All of PPL Electric Utilities' computer systems that had date-sensitive software or microprocessors could have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to measure usage, read meters, process transactions, send bills, receive payments, distribute electricity or operate electric generation stations. In addition, the Year 2000 issue could have affected the ability of customers to receive bills sent by PPL Electric Utilities or to make payments on these bills. PPL Electric Utilities has not experienced any significant problems in this regard.

     Based upon present assessments, PPL Electric Utilities estimates that it incurred approximately $13 million in Year 2000 remediation costs. These costs have been expensed as incurred.

     Other PPL domestic and international affiliates successfully completed the Year 2000 rollover with no significant problems. PPL's electricity distribution companies in the U.K., Chile, Bolivia, and El Salvador all reported fewer than normal outages, which were unrelated to Year 2000. In addition, PPL Gas Utilities and generating facilities in Montana and Maine also successfully made the Year 2000 transition without incident.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Reference is made to "Quantitative and Qualitative Disclosures About Market Risk," in Review of Financial Condition and Results of Operations, and Note 1 to the Financial Statements.

(Address and phone number appears here)

          Thirty South Seventeenth Street
          Philadelphia, PA  19103-4094
          Telephone 215 575 5000

(PricewaterhouseCoopers LLP logo appears here)

Report of Independent Accountants
---------------------------------


To the Shareowners and Board of Directors of PPL Corporation and to the Shareowner and Board of Directors of PPL Electric Utilities Corporation

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the consolidated financial position of PPL Corporation and its subsidiaries ("PPL") at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 and the consolidated financial position of PPL Electric Utilities Corporation and its subsidiaries ("PPL Electric Utilities") at December 31, 1999 and 1998 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of management of PPL and PPL Electric Utilities; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
January 31, 2000

                     (THIS PAGE LEFT BLANK INTENTIONALLY.)

                                PPL Corporation
                                ---------------
        Management's Report on Responsibility for Financial Statements
        --------------------------------------------------------------

     The management of PPL Corporation is responsible for the preparation, integrity and objectivity of the consolidated financial statements and all other sections of this annual report. The financial statements were prepared in accordance with generally accepted accounting principles and the Uniform System of Accounts prescribed by the Federal Energy Regulatory Commission. In preparing the financial statements, management makes informed estimates and judgments of the expected effects of events and transactions based upon currently available facts and circumstances. Management believes that the financial statements are free of material misstatement and present fairly the financial position, results of operations and cash flows of PPL.

     PPL's consolidated financial statements have been audited by PricewaterhouseCoopers LLP (PricewaterhouseCoopers), independent certified public accountants. PricewaterhouseCoopers' appointment as auditors was previously ratified by the shareowners. Management has made available to PricewaterhouseCoopers all PPL's financial records and related data, as well as the minutes of shareowners' and directors' meetings. Management believes that all representations made to PricewaterhouseCoopers during its audit were valid and appropriate.

     PPL maintains a system of internal control designed to provide reasonable, but not absolute, assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use or disposition and the prevention and detection of fraudulent financial reporting. The concept of reasonable assurance recognizes that the cost of a system of internal control should not exceed the benefits derived and that there are inherent limitations in the effectiveness of any system of internal control.

     Fundamental to the control system is the selection and training of qualified personnel, an organizational structure that provides appropriate segregation of duties, the utilization of written policies and procedures and the continual monitoring of the system for compliance. In addition, PPL maintains an internal auditing program to evaluate PPL's system of internal control for adequacy, application and compliance. Management considers the internal auditors' and PricewaterhouseCoopers' recommendations concerning its system of internal control and has taken actions which are believed to be cost-effective in the circumstances to respond appropriately to these recommendations. Management believes that PPL's system of internal control is adequate to accomplish the objectives discussed in this report.

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

     Management also recognizes its responsibility for fostering a strong ethical climate so that PPL's affairs are conducted according to the highest standards of personal and corporate conduct. This responsibility is characterized and reflected in the business policies and guidelines of PPL's operating subsidiaries. These policies and guidelines address: the necessity of ensuring open communication within PPL; potential conflicts of interest; proper procurement activities; compliance with all applicable laws, including those relating to financial disclosure; and the confidentiality of proprietary information.


William F. Hecht
Chairman, President and Chief Executive Officer


John R. Biggar
Senior Vice President and Chief Financial Officer

                       PPL Electric Utilities Corporation
                       ----------------------------------
         Management's Report on Responsibility for Financial Statements
         --------------------------------------------------------------


     The management of PPL Electric Utilities Corporation is responsible for the preparation, integrity and objectivity of the consolidated financial statements and all other sections of this annual report. The financial statements were prepared in accordance with generally accepted accounting principles and the Uniform System of Accounts prescribed by the Federal Energy Regulatory Commission. In preparing the financial statements, management makes informed estimates and judgments of the expected effects of events and transactions based upon currently available facts and circumstances. Management believes that the financial statements are free of material misstatement and present fairly the financial position, results of operations and cash flows of PPL Electric Utilities.

     PPL Electric Utilities' consolidated financial statements have been audited by PricewaterhouseCoopers LLP (PricewaterhouseCoopers) independent certified public accountants. PricewaterhouseCoopers' appointment as auditors was previously ratified by the shareowners of PPL. Management has made available to PricewaterhouseCoopers all PPL Electric Utilities' financial records and related data, as well as the minutes of shareowners' and directors' meetings.
Management believes that all representations made to PricewaterhouseCoopers during its audit were valid and appropriate.

     PPL Electric Utilities maintains a system of internal control designed to provide reasonable, but not absolute, assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use or disposition and the prevention and detection of fraudulent financial reporting. The concept of reasonable assurance recognizes that the cost of a system of internal control should not exceed the benefits derived and that there are inherent limitations in the effectiveness of any system of internal control.

     Fundamental to the control system is the selection and training of qualified personnel, an organizational structure that provides appropriate segregation of duties, the utilization of written policies and procedures and the continual monitoring of the system for compliance. In addition, PPL Electric Utilities maintains an internal auditing program to evaluate PPL Electric Utilities' system of internal control for adequacy, application and compliance. Management considers the internal auditors' and PricewaterhouseCoopers' recommendations concerning its system of internal control and has taken actions which are believed to be cost-effective in the circumstances to respond appropriately to these recommendations. Management believes that PPL Electric Utilities' system of internal control is adequate to accomplish the objectives discussed in this report.

     The Board of Directors, acting through PPL Corporation's Audit Committee, oversees management's responsibilities in the preparation of the financial statements. In performing this function, the Audit Committee, which is composed of four independent directors, meets periodically with management, the internal auditors and the independent certified public accountants to review the work of each. The independent certified public accountants and the internal auditors have free access to PPL Corporation's Audit Committee and to the Board of Directors, without management present, to discuss internal accounting control, auditing and financial reporting matters.

     Management also recognizes its responsibility for fostering a strong ethical climate so that PPL Electric Utilities' affairs are conducted according to the highest standards of personal and corporate conduct. This responsibility is characterized and reflected in PPL Electric Utilities' business policies and guidelines. These policies and guidelines address: the necessity of ensuring open communication within PPL Electric Utilities; potential conflicts of interest; proper procurement activities; compliance with all applicable laws, including those relating to financial disclosure; and the confidentiality of proprietary information.


William F. Hecht
Chairman, President and Chief Executive Officer


John R. Biggar
Senior Vice President and Chief Financial Officer

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENT OF INCOME FOR THE YEARS ENDED DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars, except per share data)

                                                                              1999          1998         1997
Operating Revenues
  Electric..............................................................     $  2,758     $  2,410     $  2,397
  Natural gas and propane...............................................          109           35
  Wholesale energy marketing and trading................................        1,446        1,223          650
  Energy related businesses.............................................          277          118           30
                                                                             --------     --------     --------
  Total.................................................................        4,590        3,786        3,077
                                                                             --------     --------     --------

Operating Expenses
  Operation
    Electric fuel.......................................................          446          490          476
    Natural gas and propane.............................................           46           13
    Energy purchases for retail load and wholesale......................        1,518        1,060          504
    Other...............................................................          686          595          503
    Amortization of recoverable transition costs........................          172
  Maintenance...........................................................          215          182          184
  Depreciation and amortization (Note 1)................................          257          338          385
  Taxes, other than income (Note 8).....................................          161          188          204
  Energy related businesses.............................................          217           93           21
                                                                             --------     --------     --------
  Total.................................................................        3,718        2,959        2,277
                                                                             --------     --------     --------

Operating Income........................................................          872          827          800
                                                                             --------     --------     --------

Other Income and (Deductions)...........................................           97           66          (28)
                                                                             --------     --------     --------

Income Before Interest, Income Taxes and Minority Interest..............          969          893          772

Interest Expense........................................................          277          230          215
                                                                             --------     --------     --------

Income Before Income Taxes, Minority Interest and
Extraordinary Items.....................................................          692          663          557

Income Taxes (Note 8)...................................................          174          259          237

Minority Interest (Note 1)..............................................           14
                                                                             --------     --------     --------

Income Before Extraordinary Items.......................................          504          404          320

Extraordinary Items (net of income taxes) (Note 6)......................          (46)        (948)
                                                                             --------     --------     --------

Income (Loss) Before Dividends on Preferred Stock.......................          458         (544)         320

Preferred Stock Dividend Requirements...................................           26           25           24
                                                                             --------     --------     --------

Net Income (Loss).......................................................     $    432        ($569)    $    296
                                                                             ========     ========     ========

Earnings Per Share of Common Stock
  Basic and Diluted (Note 1):
    Income Before Extraordinary Items...................................     $   3.14     $   2.29     $   1.80
    Extraordinary Items (net of tax)....................................        (0.30)       (5.75)
                                                                             --------     --------     --------
Net Income (Loss).......................................................     $   2.84       ($3.46)    $   1.80
                                                                             ========     ========     ========

Dividends Declared per Share of Common Stock............................     $   1.00     $  1.335     $   1.67

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, PPL Corporation and Subsidiaries
(Millions of Dollars)

                                                                         1999             1998              1997
Cash Flows From Operating Activities
  Net income (loss)..............................................     $        432            ($569)    $        296
  Extraordinary items (net of income taxes)......................              (46)            (948)
                                                                      ------------     ------------     ------------
  Net income before extraordinary items..........................              478              379              296
  Adjustments to reconcile net income to net
  cash provided by operating activities
    Depreciation and amortization................................              257              338              385
    Regulatory debits and credits................................              194              (61)             (36)
    Amortization of property under capital leases................               59               58               68
    Amortization of NUG above market liability...................             (104)
    Gain on sale of generating assets and electric
     energy projects.............................................             (146)
    Minority interest............................................               14
    Writedown of investments in electric energy projects.........               51
    Preferred stock dividend requirement.........................               26               25               24
    Equity in (earnings) loss of unconsolidated affiliates.......              (59)             (49)               2
    Deferred income taxes and investment tax credits.............              (43)              12               18
  Change in current assets and current liabilities...............              (82)             (42)              (2)
  Other operating activities - net...............................               (1)             (23)              22
                                                                      ------------     ------------     ------------
       Net cash provided by operating activities.................              644              637              777
                                                                      ------------     ------------     ------------

Cash Flows From Investing Activities
  Expenditures for property plant and equipment..................             (318)            (304)            (310)
  Sale of generating assets and  electric energy projects........              221
  Investment in generating assets and electric energy projects...           (1,095)            (306)            (152)
  Sale of nuclear fuel to trust..................................               14               54               60
  Purchases of available-for-sale securities.....................                               (15)             (72)
  Sales and maturities of available-for-sale securities..........                                70              111
  Purchases and sales of other financial investments - net.......                                 4               76
  Other investing activities - net...............................               (1)              12               (4)
                                                                      ------------     ------------     ------------
       Net cash used in investing activities.....................           (1,179)            (485)            (291)
                                                                      ------------     ------------     ------------

Cash Flows From Financing Activities
  Issuance of long-term debt.....................................            2,620              495              111
  Retirement of long-term debt...................................           (1,644)            (295)            (210)
  Issuance of common stock.......................................                8               62               76
  Purchase of treasury stock.....................................             (416)            (419)
  Issuance of Company-obligated mandatorily redeemable
     preferred securities of subsidiary trusts holding
     solely parent debentures....................................                                                250
  Purchase of subsidiary's preferred stock.......................                                               (369)
  Payments on capital lease obligations..........................              (59)             (58)             (68)
  Payment of common and preferred dividends......................             (180)            (278)            (298)
  Net increase (decrease) in short-term debt.....................              215              487               (9)
  Other financing activities - net...............................              (71)              (1)             (20)
                                                                      ------------     ------------     ------------
       Net cash provided by (used in) financing activities.......              473               (7)            (537)
                                                                      ------------     ------------     ------------

Net Increase (Decrease) In Cash and Cash Equivalents.............              (62)             145              (51)
  Cash and Cash Equivalents at Beginning of Period...............              195               50              101
                                                                      ------------     ------------     ------------
  Cash and Cash Equivalents at End of Period.....................     $        133     $        195     $         50
                                                                      ============     ============     ============

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for:
     Interest (net of amount capitalized)........................     $        267     $        237     $        208
     Income taxes................................................     $        184     $        248     $        244

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements

CONSOLIDATED BALANCE SHEET AT DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars)

Assets                                                                                           1999             1998
Current Assets
     Cash and cash equivalents (Note 1)................................................            $   133           $  195
     Accounts receivable (less reserve:  1999, $22; 1998, $16).........................                399              298
     Unbilled revenues.................................................................                310              170
     Fuel, materials and supplies - at average cost....................................                200              207
     Prepayments.......................................................................                119               15
     Unrealized energy trading gains...................................................                 26                2
     Other.............................................................................                106               61
                                                                                             -------------    -------------
                                                                                                     1,293              948
                                                                                             -------------    -------------

Investments
     Investment in unconsolidated affiliates at equity (Note 1)........................                424              688
     Nuclear plant decommissioning trust fund (Notes 1 and 9)..........................                255              206
     Other (Note 10)...................................................................                 16               12
                                                                                             -------------    -------------
                                                                                                       695              906
                                                                                             -------------    -------------

Property, Plant and Equipment
     Electric utility plant in service - net (Note 1)
          Transmission and distribution................................................              2,462            2,179
          Generation...................................................................              2,352            1,601
          General......................................................................                259              223
                                                                                             -------------    -------------
                                                                                                     5,073            4,003
     Construction work in progress - at cost...........................................                181              117
     Nuclear fuel owned and leased - net...............................................                139              162
                                                                                             -------------    -------------
          Electric utility plant - net.................................................              5,393            4,282
     Gas and oil utility plant - net...................................................                171              175
     Other property - net..............................................................                 80               23
                                                                                             -------------    -------------
                                                                                                     5,644            4,480
                                                                                             -------------    -------------

Regulatory Assets and Other Noncurrent Assets (Note 6)
     Recoverable transition costs......................................................              2,647            2,819
     Other.............................................................................                895              454
                                                                                             -------------    -------------
                                                                                                     3,542            3,273
                                                                                             -------------    -------------

                                                                                                   $11,174           $9,607
                                                                                             =============    =============

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

Liabilities and Equity                                                                           1999             1998
Current Liabilities
     Short-term debt (Note 11)..........................................................           $   857           $  636
     Long-term debt.....................................................................               468                1
     Capital lease obligations..........................................................                58               59
     Above market NUG contracts (Note 6)................................................                99              105
     Accounts payable...................................................................               399              197
     Taxes and interest accrued.........................................................               144               95
     Dividends payable..................................................................                43               46
     Unrealized energy trading losses...................................................                28                9
     Other..............................................................................               184              128
                                                                                             -------------    -------------
                                                                                                     2,280            1,276
                                                                                             -------------    -------------

Long-term Debt..........................................................................             3,689            2,983
                                                                                             -------------    -------------


Deferred Credits and Other Noncurrent Liabilities
     Deferred income taxes and investment tax credits (Note 8)..........................             1,548            1,574
     Above market NUG purchases (Note 6) ...............................................               674              775
     Capital lease obligations .........................................................                67              109
     Other (Notes 1 and 9)  ............................................................               892              753
                                                                                             -------------    -------------
                                                                                                     3,181            3,211
                                                                                             -------------    -------------

Commitments and Contingent Liabilities (Note 16)........................................
                                                                                             -------------    -------------

Minority Interest (Note 1)..............................................................                64
                                                                                             -------------    -------------

Company-obligated mandatorily redeemable preferred securities of
     subsidiary trust holding solely company debentures.................................               250              250
                                                                                             -------------    -------------

Preferred Stock
     With sinking fund requirements.....................................................                47               47
     Without sinking fund requirements..................................................                50               50
                                                                                             -------------    -------------
                                                                                                        97               97
                                                                                             -------------    -------------
Shareowners' Common Equity
     Common stock.......................................................................                 2                2
     Capital in excess of par value.....................................................             1,860            1,866
     Treasury stock (Note 1)............................................................              (836)            (419)
     Earnings reinvested................................................................               654              372
     Accumulated other comprehensive income (Note 1)....................................               (55)              (4)
     Capital stock expense and other....................................................               (12)             (27)
                                                                                             -------------    -------------
                                                                                                     1,613            1,790
                                                                                             -------------    -------------

                                                                                                   $11,174           $9,607
                                                                                             =============    =============

 The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF SHAREOWNERS' COMMON EQUITY
PPL Corporation and Subsidiaries
(Millions of Dollars)

                                                                                                For the Years Ended December 31,
                                                                                            ---------------------------------------
                                                                                                1999          1998          1997
                                                                                            -----------    ----------   -----------
Common stock at beginning of year........................................................   $         2    $        2   $         2
      Issuance of common stock...........................................................
                                                                                            -----------    ----------   -----------
Common stock at end of year..............................................................             2             2             2
                                                                                            -----------    ----------   -----------

Capital in excess of par value at beginning of year......................................         1,866         1,669         1,590
     Common stock issued through the ESOP and the DRIP (a)...............................             8            62            76
     Common stock issued for purchase of PPL Gas Utilities...............................                         135
     Other...............................................................................           (14)                          3
                                                                                            -----------    ----------   -----------
Capital in excess of par value at end of year............................................         1,860         1,866         1,669
                                                                                            -----------    ----------   -----------

Treasury stock at beginning of year......................................................          (419)
     Purchase of treasury stock..........................................................          (417)         (419)
                                                                                            -----------    ----------   -----------
Treasury stock at end of year............................................................          (836)         (419)
                                                                                            -----------    ----------   -----------

Earnings reinvested at beginning of year.................................................           372         1,164         1,143
      Net income (loss) (b)..............................................................           432          (569)          296
      Cash dividends declared on common stock............................................          (150)         (223)         (275)
                                                                                            -----------    ----------   -----------
Earnings reinvested at end of year.......................................................           654           372         1,164
                                                                                            -----------    ----------   -----------

Accumulated other comprehensive income at beginning of year (c)..........................            (4)                         13
     Foreign currency translation adjustments, net of tax benefit of $6, $3, $0 (b)......           (51)            1           (13)
     Unrealized gain (loss) on available-for-sale securities (b).........................                          (2)            2
     Minimum pension liability adjustment (b)............................................                          (3)           (2)
                                                                                            -----------    ----------   -----------
Accumulated other comprehensive income at end of year....................................           (55)           (4)            -
                                                                                            -----------    ----------   -----------

Capital stock expense at beginning of year                                                          (27)          (26)           (3)
    Other................................................................................            15            (1)          (23)
                                                                                            -----------    ----------   -----------
Capital stock expense at end of year.....................................................           (12)          (27)          (26)
                                                                                            -----------    ----------   -----------

Total Shareowners' Common Equity.........................................................   $     1,613    $   1,790    $     2,809
                                                                                            ===========    ==========   ===========

Common stock shares (thousands) at beginning of year (a).................................       157,412       166,248       162,665
     Common stock issued through  ESOP and DRIP..........................................           282         2,604         3,583
     Common stock issued for purchase of PPL Gas Utilities...............................                       5,556
     Treasury stock purchased............................................................       (13,997)      (16,996)
                                                                                            -----------    ----------   -----------
Common stock shares at end of year.......................................................       143,697       157,412       166,248
                                                                                            ===========    ==========   ===========

(a)  $.01 par value, 390,000 thousand shares authorized.  Each share entitles the  holder to one vote on any question presented to any shareowners'
     meeting.
(b)  Statement of Comprehensive Income (Note 1):
     Net income (loss)...................................................................   $       432         ($569)  $       296
     Other comprehensive income, net of tax:
          Foreign currency translation adjustments.......................................           (51)            1           (13)
          Unrealized gain (loss) on available-for-sale securities........................                          (2)            2
          Minimum pension liability adjustment...........................................                          (3)           (2)
                                                                                            -----------    ----------   -----------
     Total other comprehensive income....................................................           (51)           (4)          (13)
                                                                                            -----------    ----------   -----------
     Comprehensive income (loss).........................................................   $       381         ($573)  $       283
                                                                                            ===========    ==========   ===========

(c) See Note 1 for disclosure of balances for each component of Accumulated Other Comprehensive Income.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF PREFERRED STOCK AT DECEMBER 31,
PPL Corporation and Subsidiaries (a)
(Millions of Dollars)

                                                                                  Shares
                                                        Outstanding             Outstanding       Shares
                                                    1999         1998 (b)         1999 (b)      Authorized
PPL Electric Utilities
  Preferred Stock - $100 par, cumulative
    4-1/2%...........................              $     25      $     25         247,658          629,936
    Series...........................                    72            72         726,665       10,000,000
                                                   --------      --------
                                                   $     97      $     97
                                                   ========      ========


Details of Preferred Stock (c)

                                                                                                        Sinking Fund
                                                                                    Optional             Provisions
                                                                      Shares       Redemption   Shares to be
                                            Outstanding             Outstanding    Price Per      Redeemed       Redemption
                                         1999 (b)      1998 (b)      1999 (b)        Share        Annually         Period
With Sinking Fund Requirements
  Series Preferred
    5.95%............................    $      1      $      1          10,000       (d)         10,000         April 2001
    6.125%...........................          31            31         315,500       (d)         (e)             2003-2008
    6.15%............................          10            10          97,500       (d)         97,500         April 2003
    6.33%............................           5             5          46,000       (d)         46,000          July 2003
                                         --------      --------
                                         $     47      $     47
                                         ========      ========

Without Sinking Fund Requirements
  4-1/2% Preferred...................    $     25      $     25         247,658    $ 110.00
  Series Preferred
    3.35%............................           2             2          20,605      103.50
    4.40%............................          11            11         117,676      102.00
    4.60%............................           3             3          28,614      103.00
    6.75%............................           9             9          90,770       (d)
                                         --------      --------
                                         $     50      $     50
                                         ========      ========

Increases (Decreases) in Preferred Stock

There were no issuances or redemptions of preferred stock in 1999, 1998 or 1997.


(a) Each share of PPL Electric Utilities' preferred stock entitles the holder to one vote on any question presented to PPL Electric Utilities' shareowners' meetings. There were also 10,000,000 shares of PPL's preferred stock and 5,000,000 shares of PPL Electric Utilities' preference stock authorized; none were outstanding at December 31, 1999 and 1998.
(b) In 1997, PPL acquired 79.11% ($369 million par value) of the outstanding preferred stock of PPL Electric Utilities in a tender offer. PPL Electric Utilities repurchased these shares from PPL and cancelled them in August 1999, using the proceeds of securitization.
(c) The involuntary liquidation price of the preferred stock is $100 per share. The optional voluntary liquidation price is the optional redemption price per share in effect, except for the 4-1/2% Preferred Stock for which such price is $100 per share (plus in each case any unpaid dividends).
(d) These series of preferred stock are not redeemable prior to the following years: 5.95%, 2001; 6.125%, 6.15%, 6.33% and 6.75%, 2003.
(e) Shares to be redeemed annually on October 1 as follows: 2003-2007, 57,500; 2008, 28,000.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF COMPANY-OBLIGATED
MANDATORILY REDEEMABLE SECURITIES AT DECEMBER 31,
PPL Corporation and Subsidiaries (a)
PPL Electric Utilities Corporation and Subsidiaries (a)
(Millions of Dollars)

                                                          Outstanding        Outstanding
                                                         1999      1998         1999        Authorized   Maturity (b)
Company-Obligated Mandatorily Redeemable
Preferred Securities of Subsidiary Trusts Holding
Solely Company Debentures - $25 per security
     8.10%..................                           $   150   $    150     6,000,000     6,000,000     July 2027
     8.20%..................                               100        100     4,000,000     4,000,000    April 2027
                                                       -------   --------
                                                       $   250   $    250
                                                       =======   ========



(a) In 1997, PPL Electric Utilities arranged for the issuance of a total of $250 million of company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely company debentures by PP&L Capital Trust and PP&L Capital Trust II, two Delaware statutory business trusts. These preferred securities are supported by a corresponding amount of junior subordinated deferrable interest debentures issued by PPL Electric Utilities to the trusts. PPL Electric Utilities owns all of the common securities, representing the remaining undivided beneficial ownership interest in the assets of the trusts. The proceeds derived from the issuance of the preferred securities and the common securities were used by PP&L Capital Trust and PP&L Capital Trust II to acquire $103 million and $155 million principal amount of Junior Subordinated Deferrable Interest Debentures, ("Subordinated Debentures") respectively. PPL Electric Utilities has guaranteed all of the trusts' obligations under the preferred securities. The proceeds of the sale of these preferred securities were loaned by PPL Electric Utilities to PPL for the tender offer for PPL Electric Utilities preferred stock.

(b) The preferred securities are subject to mandatory redemption, in whole or in part, upon the repayment of the Subordinated Debentures at maturity or their earlier redemption. At the option of PPL Electric Utilities, the Subordinated Debentures are redeemable on and after April 1, 2002 (for the 8.20% securities) and July 1, 2002 (for the 8.10% securities) in whole at any time or in part from time to time. The amount of preferred securities subject to such mandatory redemption will be equal to the amount of related Subordinated Debentures maturing or being redeemed. The redemption price is $25 per security plus an amount equal to accumulated and unpaid distributions to the date of redemption.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF LONG-TERM DEBT AT DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars)

                                                                  Outstanding
                                                            1999                1998         Maturity (b)
First Mortgage Bonds (a)
    6%..............................................     $       125                $125          June 1, 2000
    7 3/4%..........................................              28 (c)             150           May 1, 2002
    6 7/8%..........................................              19 (c)             100      February 1, 2003
    6 7/8%..........................................              25 (c)             150         March 1, 2004
    6 1/8% to 7.70%.................................             475 (c)(d)          675             2005-2009
    7 3/8%..........................................              10 (c)             100             2010-2014
    9 1/4%..........................................              28 (c)             215             2015-2019
    9 3/8 to 7.30%..................................              88 (c)             750             2020-2024

First Mortgage Pollution Control Bonds (a)
    6.40% Series H..................................              90                  90      November 1, 2021
    5.50% Series I..................................              53                  53     February 15, 2027
    6.40% Series J..................................             116                 116     September 1, 2029
    6.15% Series K..................................              55                  55        August 1, 2029
                                                         -----------         -----------
                                                               1,112               2,579
Series 1999-1 Transition Bonds
    6.08 to 7.15%...................................           2,390 (e)                             2001-2008
Medium-Term Notes
   5.75 to 7.7%.....................................             597 (f)             397             2000-2007
Pollution Control Revenue Bonds.....................               9                   9          June 1, 2027
Unsecured Promissory Notes..........................              17                  18             2005-2022
Other Long-Term Debt................................              38 (g)                             2000-2015
                                                         -----------         -----------
                                                               4,163               3,003
Unamortized (discount) and premium -- net...........              (6)                (19)
                                                         -----------         -----------
                                                               4,157               2,984
Less amount due within one year....................             (468)                 (1)
                                                         -----------         -----------
   Total long-term debt............................      $     3,689         $     2,983
                                                         ===========         ===========

(a) Substantially all owned electric utility plant is subject to the lien of PPL Electric Utilities' Mortgage.
(b) Aggregate long-term debt maturities through 2004 are (millions of dollars); 2000, $468; 2001, $315; 2002, $278; 2003, $364; 2004, $390. There are no
    bonds outstanding that have sinking fund requirements.
(c) In August 1999, PPL Electric Utilities used a portion of the proceeds from securitization to repurchase $1.467 billion of its first mortgage bonds through tender offers and open market purchases.
(d) In May 1998, PPL Electric Utilities issued $200 million First Mortgage Bonds, 6-1/8% Reset Put Securities Series due 2006. In connection with issuance, PPL Electric Utilities assigned to a third party the option to call the bonds from the holders on May 1, 2001. These bonds will mature on May 1, 2006, but will be required to be surrendered by the existing holders on May 1, 2001 either through the exercise of the call option by the callholder or, if such option is not exercised, through the automatic exercise of a mandatory put by the trustee on behalf of the bondholders.
(e) In August 1999 PP&L Transition Bond Company issued $2.42 billion of transition bonds to securitize a portion of PPL Electric Utilities' stranded costs. The bonds were issued in eight different classes, with expected average lives of 1 to 8.7 years. On December 27, 1999, a $29.7 million bond principal payment was made on Class A-1 bonds.
(f) In October 1999, PPL Capital Funding issued $200 million of medium-term notes in the form of 7.70% Reset Put Securities due in 2007. In connection with this issuance, PPL Capital Funding assigned to a third party an option to call the notes from the holders on November 15, 2002. These notes will mature on November 15, 2007, but will be required to be surrendered by the existing holders on November 15, 2002 either through the exercise of the call option by the callholder or, if such option is not exercised, through the automatic exercise of a mandatory put.
(g) In 1999, PPL Global acquired additional interests in Emel and EC, resulting in majority ownership and control of these companies. As a result, in the third quarter PPL Global consolidated the financial statements of Emel and EC.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF INCOME FOR THE YEARS ENDED DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)

                                                               1999                1998                1997
Operating Revenues
  Electric..............................................    $    2,513          $    2,410          $    2,397
  Wholesale energy marketing and trading................         1,420               1,223                 650
  Energy related businesses.............................            19                  10                   2
                                                            ----------          ----------          ----------
  Total.................................................         3,952               3,643               3,049
                                                            ----------          ----------          ----------

Operating Expenses
  Operation
    Electric fuel.......................................           445                 490                 476
    Energy purchases for retail load and wholesale......         1,367               1,060                 504
    Other...............................................           621                 584                 503
    Amortization of recoverable transition costs........           172
  Maintenance...........................................           195                 180                 184
  Depreciation and amortization (Note 1)................           233                 335                 385
  Taxes, other than income (Note 8).....................           153                 185                 204
  Energy related businesses.............................            17                   8                   3
                                                            ----------          ----------          ----------
  Total.................................................         3,203               2,842               2,259
                                                            ----------          ----------          ----------

Operating Income........................................           749                 801                 790

Other Income............................................            97                  77                  12
                                                            ----------          ----------          ----------

Income Before Interest and Income Taxes.................           846                 878                 802

Interest Expense........................................           214                 196                 207
                                                            ----------          ----------          ----------

Income Before Income Taxes and Extraordinary Items......           632                 682                 595

Income Taxes (Note 8)...................................           151                 273                 247
                                                            ----------          ----------          ----------

Income Before Extraordinary Items.......................           481                 409                 348

Extraordinary Item (net of income taxes) (Note 6).......           (46)               (948)
                                                            ----------          ----------          ----------

Net Income(Loss) Before Dividends on
  Preferred Stock.......................................           435                (539)                348

Dividends on Preferred Stock............................            37                  48                  40
                                                            ----------          ----------          ----------

Earnings Available to PPL Corporation...................    $      398               ($587)         $      308
                                                            ==========          ==========          ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)

                                                                             1999            1998           1997
Cash Flows From Operating Activities
  Net income (loss)...................................................     $      435          ($539)    $      348
  Extraordinary items (net of income taxes)...........................            (46)          (948)
                                                                           ----------     ----------     ----------
  Net income before extraordinary items...............................            481            409            348
  Adjustments to reconcile net income to net
  cash provided by operating activities
    Depreciation and amortization.....................................            233            335            385
    Regulatory debts and credits......................................            194            (61)           (36)
    Amortization of property under capital leases.....................             59             58             68
    Amortization of NUG above market liability........................           (104)
    Deferred income taxes and investment tax credits..................            (73)            12             20
    Gain on sale of generating assets.................................            (65)
  Change in current assets and current liabilities....................            (73)             8            (14)
  Other operating activities -- net...................................             (7)           (66)            15
                                                                           ----------     ----------     ----------
       Net cash provided by operating activities......................            645            695            786
                                                                           ----------     ----------     ----------

Cash Flows From Investing Activities
  Expenditures for property, plant and equipment......................           (300)          (297)          (310)
  Sales of nuclear fuel to trust......................................             14             54             60
  Sale of generating assets...........................................             99
  Purchases of available-for-sale securities..........................                           (15)           (72)
  Sales and maturities of available-for-sale securities...............                            69             88
  Purchases and sales of other financial investments - net............                                           76
  Loan to parent......................................................            (60)                         (375)
  Other investing activities - net....................................              1              6             (4)
                                                                           ----------     ----------     ----------
       Net cash used in investing activities..........................           (246)          (183)          (537)
                                                                           ----------     ----------     ----------

Cash Flows From Financing Activities
  Issuance of long-term debt..........................................          2,419            200              9
  Retirement of long-term debt........................................         (1,497)          (266)          (210)
  Issuance of Company-obligated mandatorily redeemable
   preferred securities of subsidiary trusts holding
   solely company debentures..........................................                                          250
  Capital contribution from parent....................................                             6              7
  Retirement of preferred and preference stock........................           (380)
  Purchase of treasury stock..........................................           (632)
  Payments on capital lease obligations...............................            (59)           (58)           (67)
  Payment of common and preferred dividends...........................           (231)          (412)          (344)
  Net increase (decrease) in short-term debt..........................             92             35             35
  Other financing activities - net....................................            (90)            (1)            (9)
                                                                           ----------     ----------     ----------
       Net cash used in financing activities..........................           (378)          (496)          (329)
                                                                           ----------     ----------     ----------

Net Increase (Decrease) in Cash and Cash Equivalents..................             21             16            (80)
  Cash and Cash Equivalents at Beginning of Period....................             31             15             95
                                                                           ----------     ----------     ----------
  Cash and Cash Equivalents at End of Period..........................     $       52     $       31     $       15
                                                                           ==========     ==========     ==========

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for:
    Interest (net of amount capitalized)..............................     $      202     $      208     $      201
    Income taxes......................................................     $      192     $      261     $      253

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET AT DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)

Assets                                                           1999         1998
Current Assets
  Cash and cash equivalents (Note 1).........................  $     52     $     31
  Accounts receivable (less reserve:  1999, $18; 1998, $16)..       274          230
  Unbilled revenues..........................................       275          163
  Fuel, materials and supplies - at average cost.............       175          196
  Prepayments................................................        87           14
  Unrealized energy trading gains............................        26            2
  Other......................................................        78           58
                                                               --------     --------
                                                                    967          694
                                                               --------     --------

Investments
  Loan to parent and its affiliates..........................       489          429
  Nuclear plant decommissioning trust fund (Notes 1 and 9)...       255          206
  Investment in unconsolidated affiliate at equity (Note 1)..        17           17
  Other (Note 10)............................................        15           13
                                                               --------     --------
                                                                    776          665
                                                               --------     --------

Property, Plant and Equipment
  Electric utility plant in service - net (Note 1)
    Transmission and distribution............................     2,193        2,179
    Generation...............................................     1,620        1,601
    General..................................................       208          223
                                                               --------     --------
                                                                  4,021        4,003
  Construction work in progress - at cost....................       139          117
  Nuclear fuel owned and leased - net .......................       139          162
                                                               --------     --------
    Electric utility plant - net.............................     4,299        4,282
  Gas and oil utility plant - net............................        26           28
  Other property - net.......................................        20           21
                                                               --------     --------
                                                                  4,345        4,331
                                                               --------     --------

Regulatory Assets and Other Noncurrent Assets (Note 6)
  Recoverable transition costs...............................     2,647        2,819
  Other......................................................       357          329
                                                               --------     --------
                                                                  3,004        3,148
                                                               --------     --------

                                                               $  9,092     $  8,838
                                                               ========     ========

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

Liabilities and Equity                                                      1999             1998
Current Liabilities
  Short-term debt (Note 11)..........................................     $     183       $      91
  Long-term debt.....................................................           352
  Capital lease obligations..........................................            58              59
  Above market NUG contracts (Note 6)................................            99             105
  Accounts payable...................................................           284             178
  Taxes and interest accrued.........................................           116              86
  Dividends payable..................................................             6              12
  Unrealized energy trading losses...................................            28               9
  Other..............................................................           162             114
                                                                          ---------       ---------
                                                                              1,288             654
                                                                          ---------       ---------

Long-term debt.......................................................         3,153           2,569
                                                                          ---------       ---------

Deferred Credits and Other Noncurrent Liabilities
  Deferred income taxes and investment tax credits (Note 8)..........         1,528           1,561
  Above market NUG purchases (Note 6)................................           674             775
  Capital lease obligations..........................................            67             109
  Other (Notes 1 and 9)..............................................           739             724
                                                                          ---------       ---------
                                                                              3,008           3,169
                                                                          ---------       ---------

Commitments and Contingent Liabilities (Note 16)..................
                                                                          ---------       ---------

Company-obligated mandatorily redeemable preferred securities of
  subsidiary trust holding solely company debentures.................           250             250
                                                                          ---------       ---------

Preferred stock
  With sinking fund requirements.....................................            47             295
  Without sinking fund requirements..................................            50             171
                                                                          ---------       ---------
                                                                                 97             466
                                                                          ---------       ---------

Shareowner's Common Equity
  Common stock.......................................................         1,476           1,476
  Additional paid-in capital.........................................            55              70
  Treasury stock (Note 1)............................................          (632)
  Earnings reinvested................................................           419             210
  Accumulated other comprehensive income (Note 1)....................            (6)             (6)
  Capital stock expense and other....................................           (16)            (20)
                                                                          ---------       ---------
                                                                              1,296           1,730
                                                                          ---------       ---------

                                                                          $   9,092       $   8,838
                                                                          =========       =========

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF SHAREOWNER'S COMMON EQUITY
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)

                                                                                           For the Years Ended December 31,
                                                                                     --------------------------------------------
                                                                                          1999            1998           1997
                                                                                     -------------    ------------   ------------
Common stock at beginning of year..............................................             $1,476          $1,476         $1,476
     Issuance of common stock..................................................
                                                                                     -------------    ------------   ------------
Common stock at end of year....................................................              1,476           1,476          1,476
                                                                                     -------------    ------------   ------------

Additional paid-in capital at beginning of year ...............................                 70              64             57
     Capital contribution from PPL.............................................                                  6              7
     Other.....................................................................                (15)
                                                                                     -------------    ------------   ------------
Additional paid-in capital at end of year......................................                 55              70             64
                                                                                     -------------    ------------   ------------

Treasury stock at beginning of year............................................
     Purchase of treasury stock................................................               (632)
                                                                                     -------------    ------------   ------------
Treasury stock at end of year..................................................               (632)
                                                                                     -------------    ------------   ------------

Earnings reinvested at beginning of year.......................................                210           1,092          1,094
     Net income (loss) (b).....................................................                398            (587)           308
     Cash dividends declared on common stock...................................               (189)           (295)          (310)
                                                                                     -------------    ------------   ------------
Earnings reinvested at end of year.............................................                419             210          1,092
                                                                                     -------------    ------------   ------------

Accumulated other comprehensive income at beginning of year (c)................                 (6)
      Unrealized gain (loss) on available-for sale securities (b)...............                                (3)             2
      Minimum pension liability adjustment (b).................................                                 (3)            (2)
                                                                                     -------------    ------------   ------------
Accumulated other comprehensive income at end of year..........................                 (6)             (6)             -
                                                                                     -------------    ------------   ------------

Capital stock expense at beginning of year.....................................                (20)            (20)           (10)
     Other.....................................................................                  4                            (10)
                                                                                     -------------    ------------   ------------
Capital stock expense at end of year...........................................                (16)            (20)           (20)
                                                                                     -------------    ------------   ------------

Total Shareowner's Common Equity...............................................             $1,296          $1,730         $2,612
                                                                                     =============    ============   ============

Common stock shares (thousands) at beginning of year (a).......................            157,300         157,300        157,300
     Treasury stock purchased..................................................            (55,070)
                                                                                     -------------    ------------   ------------
Common stock shares at end of year.............................................            102,230         157,300        157,300
                                                                                     =============    ============   ============

(a)  No par value.  170,000 thousand shares authorized.  All common shares of PPL Electric Utilities stock are owned by PPL.
(b)  Statement of Comprehensive Income (Note 1):
     Net income (loss).........................................................               $398           ($587)          $308
     Other comprehensive income, net of tax:
          Unrealized gain (loss) on available-for-sale securities..............                                 (3)             2
          Minimum pension liability adjustment.................................                                 (3)            (2)
                                                                                     -------------    ------------   ------------
     Total other comprehensive income..........................................                                 (6)
                                                                                     -------------    ------------   ------------
     Comprehensive Income......................................................               $398           ($593)          $308
                                                                                     =============    ============   ============

(c) See Note 1 for disclosure of balances for each component of Accumulated Other Comprehensive Income.

  The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF PREFERRED STOCK AT DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries(a)
(Millions of Dollars)

                                                                        Shares
                                                 Outstanding         Outstanding       Shares
                                               1999        1998         1999         Authorized
Preferred Stock -- $100 par, cumulative
  4-1/2%...........................          $     25    $     53        247,658        629,936
  Series...........................                72         413        726,665     10,000,000
                                             --------    --------
                                             $     97    $    466
                                             ========    ========


Details of Preferred Stock (b)

                                                                                                          Sinking Fund
                                                                                   Optional                Provisions
                                                                      Shares      Redemption    Shares to be
                                              Outstanding          Outstanding     Price Per      Redeemed        Redemption
                                          1999           1998         1999           Share        Annually          Period
With Sinking Fund Requirements
  Series Preferred
    5.95% ...........................    $     1       $     30         10,000        (c)             10,000      April 2001
    6.05%............................                        25
    6.125% ..........................         31            115        315,500        (c)               (d)        2003-2008
    6.15%............................         10             25         97,500        (c)             97,500      April 2003
    6.33% ...........................          5            100         46,000        (c)             46,000       July 2003
                                         -------       --------
                                         $    47       $    295
                                         =======       ========

Without Sinking Fund Requirements
  4-1/2% Preferred...................    $    25       $     53        247,658       $110.00
  Series Preferred
    3.35%............................          2              4         20,605        103.50
    4.40%............................         11             23        117,676        102.00
    4.60%............................          3              6         28,614        103.00
    6.75%............................          9             85         90,770        (c)
                                         -------       --------
                                         $    50       $    171
                                         =======       ========


Increases (Decreases) in Preferred Stock

                                                    1999
                                            Shares         Amount
4-1/2% Preferred.....................     (282,531)        $  (28)
Series Preferred
     3.35%...........................      (21,178)            (2)
     4.40%...........................     (111,097)           (12)
     4.60%...........................      (34,386)            (3)
     5.95%...........................     (290,000)           (29)
     6.05%...........................     (250,000)           (25)
     6.125%..........................     (834,500)           (84)
     6.15%...........................     (152,500)           (15)
     6.33%...........................     (954,000)           (95)
     6.75%...........................     (759,230)           (76)

Decreases in Preferred Stock normally represent: (i) the redemption of stock pursuant to sinking fund requirements; or (ii) shares redeemed pursuant to optional redemption provisions. There were no issuances or redemptions of preferred stock in 1998 through these provisions. The decreases in 1999 indicated above represent PPL Electric Utilities' purchase and cancellation of its preferred stock which had been held by PPL. PPL Electric Utilities used $380 million of securitization proceeds to effect this repurchase.
(a) Each share of PPL Electric Utilities' preferred stock entitles the holder to one vote on any question presented to PPL Electric Utilities' shareowners' meetings. There were 5,000,000 shares of PPL Electric Utilities' preference stock authorized; none were outstanding at December 31, 1999 and 1998, respectively.
(b) The involuntary liquidation price of the preferred stock is $100 per share. The optional voluntary liquidation price is the optional redemption price per share in effect, except for the 4-1/2% Preferred Stock for which such price is $100 per share (plus in each case any unpaid dividends).
(c) These series of preferred stock are not redeemable prior to the following years: 5.95%, 2001; 6.125%, 6.15%, 6.33% and 6.75%, 2003.
(d) Shares to be redeemed annually on October 1 as follows: 2003-2007, 57,500; 2008, 28,000

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF LONG-TERM DEBT AT DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)

                                                                  Outstanding
                                                             1999           1998      Maturity (b)
First Mortgage Bonds (a)
6% ...................................................    $  125           $  125          June 1, 2000
7 3/4%................................................        28 (c)          150           May 1, 2002
6 7/8%................................................        19 (c)          100      February 1, 2003
6 7/8%................................................        25 (c)          150         March 1, 2004
6 1/8% to 7.70%.......................................       475 (c)(d)       675             2005-2009
7 3/8%................................................        10 (c)          100             2010-2014
9 1/4%................................................        28 (c)          215             2015-2019
9 3/8 to 7.30%........................................        88 (c)          750             2020-2024

First Mortgage Pollution Control Bonds (a)
  6.40% Series H......................................        90               90      November 1, 2021
  5.50% Series I......................................        53               53     February 15, 2027
  6.40% Series J......................................       116              116     September 1, 2029
  6.15% Series K......................................        55               55        August 1, 2029
                                                          ------           ------
                                                           1,112            2,579
Series 1999-1 Transition Bonds
  6.08 to 7.15%.......................................     2,390 (e)                          2001-2008

Pollution Control Revenue Bonds.......................         9                9          June 1, 2027
                                                          ------           ------
                                                           3,511            2,588
Unamortized (discount) and premium -- net ............        (6)             (19)
                                                          ------           ------
                                                           3,505            2,569
Less amount due within one year.......................      (352)
                                                          ------           ------
  Total Long-term debt................................    $3,153           $2,569
                                                          ======           ======

(a) Substantially all owned electric utility plant is subject to the lien of PPL Electric Utilities' Mortgage.
(b) Aggregate long-term debt maturities through 2004 are (millions of dollars); 2000, $352; 2001, $240; 2002, $274; 2003, $275; 2004, $288. There are no
     bonds outstanding that have sinking fund requirements.
(c) In August 1999, PPL Electric Utilities used a portion of the proceeds from securitization to repurchase $1.467 billion of its first mortgage bonds through tender offers and open market purchases.
(d) In May 1998, PPL Electric Utilities issued $200 million First Mortgage Bonds, 6-1/8% Reset Put Securities Series due 2006. In connection with issuance, PPL Electric Utilities assigned to a third party the option to call the bonds from the holders on May 1, 2001. These bonds will mature on May 1, 2006, but will be required to be surrendered by the existing holders on May 1, 2001 either through the exercise of the call option by the callholder or, if such option is not exercised, through the automatic exercise of a mandatory put by the trustee on behalf of the bondholders.
(e) In August 1999 PP&L Transition Bond Company issued $2.42 billion of transition bonds to securitize a portion of PPL Electric Utilities' stranded costs. The bonds were issued in eight different classes, with expected average lives of 1 to 8.7 years. On December 27, 1999, a $29.7 million bond principal payment was made on Class A-1 bonds.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

NOTES TO FINANCIAL STATEMENTS

     Terms and abbreviations appearing in Notes to Financial Statements are explained in the glossary.

1. Summary of Significant Accounting Policies

Business and Consolidation

     At December 31, 1999, PPL was the parent holding company of PPL Electric Utilities, PPL Global, PPL Montana, PPL Gas Utilities, PPL Capital Funding, PPL Spectrum, H.T. Lyons, McClure, McCarl's and Western Mass. Holdings.

     The financial condition and results of operations of PPL Electric Utilities (including its subsidiary PPL EnergyPlus) and PPL Global are currently the principal factors affecting PPL's financial condition and results of operations. PPL Electric Utilities generates electricity, provides electricity delivery service in eastern and central Pennsylvania, sells retail electricity throughout Pennsylvania and deregulated markets, and trades or markets wholesale energy in the United States and Canada. PPL Global develops electricity generation and delivery projects worldwide.

     PPL consolidates the financial statements of its affiliates when it has majority ownership and control. All significant intercompany transactions have been eliminated. Minority interests in operating results and equity ownership are reflected in the consolidated financial statements.

     The consolidated financial statements reflect the accounts of all controlled affiliates on a current basis, with the exception of PPL Global's investments in Emel and EC, which are included on a one-month lag. PPL Global's investment in WPD (formerly SWEB) is accounted for using the equity method and reported on a one-month lag. PPL Global has a 51% equity ownership interest in WPD but lacks voting control. (See Note 3.) Less than 50% owned affiliates are accounted for using the equity method, reported on a one-quarter lag. These reporting lags are required because financial statements from these investments are not timely for PPL Global to apply the equity method currently.

     When ownership interest in an affiliate increases through a series of acquisitions and subsequently results in control, as was the case for PPL Global's investments in Emel and EC, the equity method of accounting ceases to apply. In accordance with Accounting Research Bulletin 51, "Consolidated Financial Statements," the affiliate's results are included in the consolidated financial statements as though it were acquired at the beginning of the year. The portion of the affiliate's earnings owned by outside shareowners prior to PPL achieving control is included in "Minority Interest" on the Consolidated Statement of Income.

Reclassification

     Certain amounts in the 1998 and 1997 financial statements have been reclassified to conform to the current presentation. The Consolidated Balance Sheet has been reclassified, with components presented in order of liquidity. This change recognizes the increasing significance of PPL's unregulated activities. The Consolidated Statement of Shareowner's Common Equity has also been reclassified in connection with SFAS 130, "Reporting Comprehensive Income."

Earnings Per Share

     SFAS 128, "Earnings Per Share," requires the disclosure of basic and diluted EPS. Basic EPS is calculated by dividing earnings available to common shareowners ("Net Income" on the PPL's Consolidated Statement of Income) by the weighted average number of common shares outstanding during the period. In the calculation of diluted EPS, weighted average shares outstanding are increased for additional shares that would be outstanding if potentially dilutive securities were converted to common stock. In April 1999, PPL made its initial award of stock options under its Incentive Compensation Plan. (See Note 13 to Financial Statements.) Stock options are the only potentially dilutive securities outstanding, but had no impact on 1999 EPS. For the twelve months ended December 31, 1999 and 1998, the weighted average shares outstanding (in thousands) were 152,287 and 164,651, respectively.

Management's Estimates

     These financial statements were prepared using management's best estimates of existing conditions. Actual results could differ from these estimates.

Accounting Records

     The accounting records for PPL Electric Utilities and PPL Gas Utilities are maintained in accordance with the Uniform System of Accounts prescribed by the FERC and adopted by the PUC.

Regulation

     Historically, PPL Electric Utilities accounted for its operations in accordance with the provisions of SFAS 71, which requires rate-regulated entities to reflect the effects of regulatory decisions in their financial statements. PPL Electric Utilities discontinued application of SFAS 71 for the generation portion of its business, effective June 30, 1998. PPL Gas Utilities continues to be subject to SFAS 71.

Electric Utility Plant in Service

     Following are the classes of PPL's Electric Utility Plant in Service with associated accumulated depreciation reserves, at December 31, 1999 and 1998 (millions of dollars):

                            Transmission
                                and
                            Distribution    Generation     General        Total
                            ------------    ----------     -------        -----
December 31, 1999:
Basis                          $ 3,836       $ 6,837       $   415       $11,088
Accumulated Depreciation        (1,374)       (4,485)         (156)       (6,015)
                               -------       -------       -------       -------
                                $2,462       $ 2,352       $   259       $ 5,073
                               =======       =======       =======       =======

December 31, 1998:
Basis                          $ 3,395       $ 6,351         $ 383       $10,129
Accumulated Depreciation        (1,216)       (4,750)         (160)       (6,126)
                               -------       -------       -------       -------
                                $2,179       $ 1,601       $   223       $ 4,003
                               =======       =======       =======       =======

     Electric Utility Plant in Service is recorded at original cost, unless impaired, in which case the plant's basis is reduced to its estimated fair value. Property, plant and equipment acquired is recorded at the fair market value at acquisition date. Generation plant is reflected at the lower of cost or market value, as these assets are no longer subject to the provisions of SFAS
71. The other classes of Electric Utility Plant in Service, as well as items capitalized subsequent to an acquisition, are recorded at historical cost.

     AFUDC is capitalized as part of the construction costs for regulated projects. Capitalized interest is recorded for generation-related projects.

     The cost of repairs and replacements are charged to expense as incurred for non-regulated projects. When regulated property, plant and equipment is retired, the original cost plus the cost of retirement, less salvage, is charged to accumulated depreciation. When entire regulated operating units are sold or non-regulated plant is retired or sold, the costs of such assets and the related accumulated depreciation are removed from the balance sheet and the gain or loss, if any, is included in income, unless otherwise required by the FERC.

     Depreciation is computed over the estimated useful lives of property using various methods including the straight-line, composite, and group methods. PPL Electric Utilities' provisions for depreciation, as a percent of average gross depreciable property, approximated 2.1% in 1999, 3.7% in 1998 and 3.8% in 1997.

Amortization of Goodwill

     Goodwill, which is included in "Regulatory Assets and Other Non-Current Assets" on the Consolidated Balance Sheet, is amortized on a straight-line basis over a 40-year period. Goodwill capitalized as part of PPL Global's investments in unconsolidated affiliates is also being amortized over a 40-year period.

Nuclear Decommissioning and Fuel Disposal

     An annual provision for PPL Electric Utilities' share of the future cost to decommission the Susquehanna station, equal to the amount allowed for ratemaking purposes, is charged to depreciation expense. Such amounts are invested in external trust funds which can be used only for future decommissioning costs. See Note 9.

Recoverable Transition Costs

     Based on the PUC Final Order, PPL Electric Utilities was amortizing its competitive transition (or stranded) costs over an eleven-year transition period beginning January 1, 1999 and ending December 31, 2009. In August 1999, competitive transition costs of $2.402 billion were converted to intangible transition costs when securitized by the issuance of transition bonds. The intangible transition costs are being amortized over the life of the transition bonds - August 1999 through December 2008, in accordance with an amortization schedule filed with the PUC. The remaining competitive transition costs are also being amortized based on an amortization schedule previously filed with the PUC, adjusted for those competitive transition costs that were converted to intangible transition costs. As a result of the conversion of a significant portion of the competitive transition costs into intangible transition costs, amortization of substantially all of the remaining competitive transition costs will occur in 2009.

Liability for Above Market NUG Contracts

     At June 30, 1998, PPL Electric Utilities recorded an estimated liability for above market contracts with NUGS. Effective January 1999, PPL Electric Utilities began reducing this liability as an offset to "Energy Purchases" on the Consolidated Statement of Income. This reduction is based on the estimated timing of the purchases from the NUGs and projected market prices for this generation. This accounting will continue through 2014, when the last of the existing NUG contracts expires.

Accounting for Price Risk Management

     PPL engages in price risk management activities for both energy trading and non-trading activities as defined by EITF 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." In 1999, PPL entered into commodity forward and financial contracts for the physical purchase and sale of energy as well as energy contracts that can be settled financially. In 1998, these instruments were reflected in the financial statements using the accrual method of accounting. As of January 1, 1999, PPL adopted mark-to-market accounting for energy trading contracts, in accordance with EITF 98-10, and gains and losses from changes in market prices are reflected in "Energy Purchases" on the Consolidated Statement of Income.

     PPL will continue to use EITF 98-10 to account for its commodity forward and financial contracts until it adopts SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" effective on January 1, 2001. At that time, PPL will change the accounting for any of its outstanding contracts that qualify as derivatives under SFAS 133.

     PPL and PPL Electric Utilities entered into forward starting swaps and treasury locks to hedge the interest rate risk associated with debt issuances. The gains or losses on these swaps have been deferred and are being recognized over the life of the debt, in accordance with SFAS 80, "Accounting for Futures Contracts."

     PPL or its subsidiaries also enter into foreign currency exchange contracts to hedge future cash flows for firm transactions and commitments and to hedge economic exposures such as anticipated dividends and projected asset sales or acquisitions when there is a high degree of certainty that the exposure will be realized. Until PPL adopts SFAS 133, market gains and losses are recognized in accordance with SFAS 52, "Foreign Currency Translation," and are included in accumulated other comprehensive income on the Consolidated Balance Sheet.

Leases

     Leased property of PPL Electric Utilities capitalized on the Consolidated Balance Sheet consists solely of nuclear fuel. Future lease payments for nuclear fuel are based on the quantity of electricity produced at the Susquehanna station. These payments are expected to approximate $50 to $59 million per year through 2004. The maximum amount of nuclear fuel available for lease under current arrangements is $200 million. Payments on other leased property, which are classified as operating leases, are projected at $28 million per year through 2004. These leases included vehicles, personal computers and other equipment.

Revenue Recognition

     "Electric," "Natural Gas and Propane," and "Wholesale Energy Marketing and Trading" revenues are recorded based on deliveries through the end of the calendar month.

     "Energy-Related Businesses" revenue includes PPL Global, PPL Spectrum, and the mechanical contracting and engineering subsidiaries. PPL Global's revenue reflects its proportionate share of affiliate earnings under the equity method of accounting, as described in the Business and Consolidation section of this
Note 1. PPL Spectrum and the mechanical contracting and engineering subsidiaries record profits from construction contracts on the percentage-of-completion method of accounting. Under the percentage-of-completion method, the relationship of actual costs incurred to total estimated costs of the contracts is applied to total income to be derived from the contracts. Income from time and material contracts is recognized currently as the work is performed. Costs include all direct material and labor costs and job-related overhead.
Provisions for estimated loss on uncompleted contacts, if any, are made in the period in which such losses are determined.

Income Taxes

     The provision for PPL Electric Utilities' deferred income taxes for regulated assets is based upon the ratemaking principles reflected in rates established by the PUC and FERC. The difference in the provision for deferred income taxes for regulated assets and the amount that otherwise would be recorded under generally accepted accounting principles is deferred and included in taxes recoverable through future rates on the Consolidated Balance Sheet.
See Note 8.

     PPL Electric Utilities deferred the investment tax credits when utilized, and is amortizing the deferrals over the average lives of the related assets.

     PPL and its subsidiaries file a consolidated federal income tax return.

Pensions and Other Postretirement and Postemployment Benefits

     The subsidiaries of PPL have noncontributory pension plans covering substantially all employees. Funding is based on actuarially determined computations that consider the amount deductible for income tax purposes and the minimum contribution required under the Employee Retirement Income Security Act of 1974.

     The company also provides for certain health care and life insurance benefits for retired employees and inactive employees covered by disability plans. See Note 14 for details presented in conformity with SFAS 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits."

Cash Equivalents

     All highly liquid debt instruments purchased with original maturities of three months or less are considered to be cash equivalents.

Comprehensive Income

     Comprehensive income consists of net income and other comprehensive income, defined as changes in common equity from transactions not related to shareowners. For PPL Electric Utilities, other comprehensive income consists of unrealized gains or losses on available-for-sale securities and the excess of additional pension liability over unamortized prior service costs. The other comprehensive income of PPL consists of the foregoing as well as foreign currency translation adjustments recorded by PPL Global. In accordance with SFAS 130, comprehensive income is reflected on the Consolidated Statement of Shareowners' Common Equity, and "Accumulated Other Comprehensive Income" is presented on the Consolidated Balance Sheet.

     The accumulated other comprehensive income of PPL at December 31, 1999 consists of (in millions): foreign currency translation adjustments, ($50); unrealized gains on available-for-sale securities, $1; and adjustments to minimum pension liability, ($6). Accumulated other comprehensive income was not significant at December 31, 1998.

Treasury Stock

     Treasury shares are reflected on the Consolidated Balance Sheet as an offset to common equity under the cost method of accounting. Management has no definitive plans for the future use of these shares. Treasury shares are not considered outstanding in calculating earnings per share.

Foreign Currency Translation

     All assets and liabilities of foreign subsidiaries are translated at period-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the relevant periods. The resulting translation adjustments are recorded as a component of "Accumulated Other Comprehensive Income." Gains or losses related to foreign currency transactions are recognized in income currently.

2. Segment and Related Information

     PPL's principal business segment is PPL Electric Utilities, which (in conjunction with PPL EnergyPlus) provides electricity delivery service in eastern and central Pennsylvania, sells retail electricity throughout Pennsylvania and deregulated electricity markets, and markets wholesale electricity in the United States and Canada. PPL's other reportable business segment, PPL Global (excluding the Montana generating assets acquired in 1999, which are owned by PPL Montana and not consolidated with PPL Global for financial reporting purposes), invests in and develops worldwide power projects, with the majority of its international investments located in the U.K., Chile, and El Salvador. PPL Global also owns and operates generating facilities in the United States. PPL Global's revenue represents equity earnings in unconsolidated investments, revenues from the sale of generation to wholesale customers, and revenue from the delivery of electricity to retail customers. Other operating revenues of PPL represent gas distribution, unregulated generating activities (including PPL Montana), mechanical contracting and engineering, and unregulated energy services. Financial data for PPL's business segments were as follows (millions of dollars):

                                       1999     1998     1997
                                       ----     ----     ----
Income Statement data
 Operating revenues
  PPL Electric Utilities              $3,952   $3,643   $3,049
  PPL Global                             330       47       32
  Other and Eliminations                 308       96       (4)
                                      ------   ------   ------
                                       4,590    3,786    3,077
 Depreciation and amortization
  PPL Electric Utilities                 233      335      385
  PPL Global                              18
  Other and Eliminations                   6        3
                                      ------   ------   ------
                                         257      338      385
 Interest expense
  PPL Electric Utilities                 214      196      207
  PPL Global                              44       22        8
  Other and Eliminations                  19       12
                                      ------   ------   ------
                                         277      230      215
 Income taxes
  PPL Electric Utilities                 151      273      247
  PPL Global                              29       (4)      (3)
  Other and Eliminations                  (6)     (10)      (7)
                                      ------   ------   ------
                                         174      259      237
 Extraordinary items, net of taxes
  PPL Electric Utilities                 (46)    (948)
  PPL Global
  Other and Eliminations
                                      ------   ------   ------
                                         (46)    (948)
 Net income (loss) - actual
  PPL Electric Utilities                 398     (587)     308
  PPL Global                              37       15      (17)
  Other and Eliminations                  (3)       3        5
                                      ------   ------   ------
                                         432     (569)     296

 Net income (loss)- excluding
  one-time adjustments (a)
   PPL Electric Utilities                337      304      308
   PPL Global                             24        6       10
   Other and Eliminations                 (3)               10
                                      ------   ------   ------
                                      $  358   $  310   $  328


(a) One-time adjustments:
    additions to (deductions from)
    net income                         1999     1998     1997
                                       ----     ----     ----
PPL Electric Utilities
  Sale of Sunbury plant and
    related assets                    $   42
  Securitization                          19
  PUC restructuring charge                       (915)
  FERC municipality settlement                    (32)
  SER settlement                                   18
  Other impacts of restructuring                   38
                                      ------   ------   ------
                                          61     (891)

PPL Global
  SWEB sale of supply business            64
  Writedown of carrying value
   of certain investments                (51)
  U.K. income tax rate reduction                    9       10
  Windfall profits tax                                     (37)
                                      ------   ------   ------
                                          13        9      (27)

Other and Eliminations
  PPL Gas Utilities
   acquisition costs                                3       (5)
                                      ------   ------   ------
                                               $    3   $   (5)

-----------------------------------------------------------------

                                       1999     1998     1997
                                       ----     ----     ----
Cash Flow data
 Expenditures for property,
  plant & equipment
   PPL Electric Utilities             $  300   $  297   $  310
   PPL Global                              4
   Other and Eliminations                 14        7
                                      ------   ------   ------
                                         318      304      310
 Investment in generating assets
  and electric energy projects
   PPL Electric Utilities
   PPL Global                            315      306      152
   Other and Eliminations                780
                                      ------   ------   ------
                                      $1,095   $  306   $  152
-----------------------------------------------------------------

                                            1999      1998
                                            ----      ----
Balance Sheet data
 Cumulative net investment in
  unconsolidated affiliates
   PPL Electric Utilities                 $   17    $   17
   PPL Global                                407       671
   Other and Eliminations
                                          ------    ------
                                             424       688
 Total assets
   PPL Electric Utilities                  9,092     8,838
   PPL Global                              1,424       757
   Other and Eliminations                    658        12
                                          ------    ------
                                         $11,174    $9,607

3. Investments in Unconsolidated Affiliates


     PPL's investments in unconsolidated affiliates were $424 million and $688 million at December 31, 1999 and 1998, respectively. The most significant investment was PPL Global's investment in WPD, which was $303 million at December 31, 1999 and $373 million at December 31, 1998. At December 31, 1999 PPL Global had a 51% equity ownership interest in WPD but lacked voting control. Accordingly, PPL Global accounts for its investment in WPD (and other investments where it has majority ownership but lacks voting control), under the equity method of accounting. The December 31, 1998 balance included PPL Global's $243 million investment in Emel and EC. In 1999 PPL Global acquired a controlling interest in these affiliates, and consolidated their financial results. See Note 1 for additional information regarding consolidation.

     Investments in unconsolidated affiliates at December 31, 1999, and the effective equity ownership percentages, are as follows:

     Bolivian Generating Group, LLC - 29.3%
     Latin American Energy & Electricity Fund I, LP - 16.6%
     Aguaytia Energy, LLC - 11.4%
     WPD Holdings UK - 51%
     Hidrocentrais Reunidas, LDA - 50%
     Hidro Iberica, B. V. - 50%
     Bangor Pacific Hydro Associates - 50%
     Southwest Power Partners, LLC - 50%
     PPLG Lux Finance, S.a.r.l. - 53.4%
     Safe Harbor Water Power Corporation - 33.3%

     Summarized below is financial information from the financial statements of these affiliates, as comprehended in the PPL consolidated financial statements for the periods noted: (for purpose of comparability, the summarized information of Emel and EC is excluded from all periods.)

                          (in millions of dollars)

Balance Sheet Data
------------------

                                December 31
                           1999             1998
                           ----             ----
Current Assets            $  389           $  236
Noncurrent Assets          3,340            3,227
Current Liabilities          367              409
Noncurrent Liabilities     1,890            2,044

Income Statement Data
---------------------

                           1999     1998    1997
                           ----     ----    ----
Revenues                  $1,130  $1,206  $1,292
Operating Income             212     188     181
Net Income (Loss)            427     137     (14)

4. PUC Restructuring Proceeding


     In August 1998, the PUC entered its Final Order approving the settlement of PPL Electric Utilities' restructuring proceeding under Pennsylvania's Customer Choice Act. Among other things, that Order:


     . permitted PPL Electric Utilities to recover $2.97 billion (on a net present value basis) in stranded costs over 11 years - i.e., from January 1, 1999 through December 31, 2009. PPL Electric Utilities' stranded costs are those which would have been recoverable under traditional rate regulation, but may not be recoverable in the competitive marketplace. PPL Electric Utilities was permitted a return of 10.86% on the unamortized balance of these stranded costs.

     . authorized PPL Electric Utilities to issue transition bonds to securitize up to $2.85 billion of its stranded costs. In

          August 1999, PP&L Transition Bond Company issued $2.42 billion of transition bonds.

     . required PPL Electric Utilities to reduce rates to all retail customers by four percent effective January 1, 1999 through December 31, 1999.

     . required PPL Electric Utilities to unbundle its retail electric rates beginning on January 1, 1999, to reflect separate prices for the transmission and distribution charges, the CTC, the ITC, and the generation charge. The CTC is a charge paid by all customers who receive delivery service from PPL Electric Utilities, to recover PPL Electric Utilities' stranded costs. The ITC, which offsets the CTC on customer bills, is a charge paid by delivery customers to reflect the securitization of stranded costs.

     . required PPL Electric Utilities to transfer its retail marketing function to a new subsidiary, PPL EnergyPlus. PPL EnergyPlus has a PUC license to act as a Pennsylvania EGS. This license permits PPL EnergyPlus to offer retail electric supply to participating customers in PPL Electric Utilities' service territory and in the service territories of other Pennsylvania utilities. In 1999, PPL EnergyPlus offered energy to industrial and commercial customers in Pennsylvania and in other states that have opened their markets to competitive suppliers.

     . permitted, but did not require, PPL Electric Utilities to transfer ownership and operation of its generating facilities to a separate corporate entity at book value.

5. Securitization

     In August 1999, PP&L Transition Bond Company issued $2.42 billion of transition bonds to securitize a portion of PPL Electric Utilities' stranded costs. The bonds were issued in eight different classes, with expected average lives of 1 to 8.7 years. PP&L Transition Bond Company, a special purpose Delaware limited liability company, was formed for the purpose of purchasing and owning ITP, and pledging its interest in ITP to a trustee to collateralize transition bonds. The assets of PP&L Transition Bond Company, including the ITP, are not available to creditors of PPL or PPL Electric Utilities. The transition bonds are obligations of PP&L Transition Bond Company and are non-recourse to PPL and PPL Electric Utilities.

     PPL Electric Utilities used a portion of the securitization proceeds to acquire equity held by PPL, including $380 million of preferred stock and $481 million of common stock. In addition, PPL Electric Utilities used a portion of the proceeds to repurchase $1.467 billion of its first mortgage bonds through tender offers and open market purchases. In August 1999, PPL Electric Utilities recorded an extraordinary charge of $59 million for the premiums and related expenses to extinguish this first mortgage debt. See Note 6 for additional information.

     PPL used $417 million of the proceeds it received from PPL Electric Utilities to purchase 14 million shares of its common stock.

     PPL Electric Utilities' customers will benefit from securitization through an expected average rate reduction of approximately one percent for the period the transition bonds are outstanding. With securitization, a substantial portion of the CTC has been replaced with an ITC, which passes 75% of the net financing savings back to customers. The actual reduction will vary by year, by customer class and by level of use.

     In December 1999, the PUC approved PPL Electric Utilities' calculation of ITC under-recoveries for the period from August through November 1999. PPL Electric Utilities calculated ITC under-recoveries of $14.5 million for this period. The PUC accepted rates proposed by PPL Electric Utilities to implement new ITC rates to collect these under-recoveries in 2000.

6. Extraordinary Items

PUC Restructuring and FERC Settlement

     Historically, PPL Electric Utilities prepared its financial statements for its regulated operations in accordance with SFAS 71, which requires rate-regulated companies to reflect the effects of regulatory decisions in their financial statements. PPL Electric Utilities deferred certain costs pursuant to rate actions of the PUC and the FERC and recovered, or expected to recover, such costs in electric rates charged to customers.

     The EITF addressed the appropriateness of the continued application of SFAS 71 by entities in states that have enacted restructuring legislation similar to Pennsylvania's Customer Choice Act. The EITF came to a consensus on Issue No. 97-4, "Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statements 71 and 101," which concluded that an entity should cease to apply SFAS 71 when a deregulation plan is in place and its terms are known. For PPL Electric Utilities, with respect to the generation portion of its business, this occurred effective June 30, 1998 based upon the outcome of the PUC restructuring proceeding. PPL Electric Utilities adopted SFAS 101 for the generation side of its business. SFAS 101 required a determination of impairment of plant assets performed in accordance with SFAS 121, and the elimination of all effects of rate regulation that were recognized as assets and liabilities under SFAS 71.

     PPL Electric Utilities performed impairment tests of its electric generation assets on a plant specific basis and determined that $2.388 billion of its generation plant was impaired at June 30, 1998. Impaired plant was the excess of the net plant investment at June 30, 1998 over the present value of the net cash flows during the remaining lives of the plants. Annual net cash flows were determined by comparing estimated generation sustenance costs to estimated regulated revenues for the remainder of 1998, market revenues for 1999 and beyond, and revenues from bulk power contracts. The net cash flows were then discounted to present value.

     In addition to the impaired generation plant, PPL Electric Utilities estimated that there were other stranded costs totaling

$1.989 billion at June 30, 1998. This primarily included generation-related regulatory assets and liabilities and an estimated liability for above-market purchases under NUG contracts. The total estimated impairment described above was $4.377 billion. The PUC's Final Order in the restructuring proceeding, entered on August 27, 1998, permitted the recovery of $2.819 billion through the CTC on a present value basis, excluding amounts for nuclear decommissioning and consumer education, resulting in a net under-recovery of $1.558 billion. PPL Electric Utilities recorded an extraordinary charge for this under-recovery in June 1998.

     Under FERC Order 888, 16 small utilities which had power supply agreements with PPL Electric Utilities signed before July 11, 1994, requested and were provided with PPL Electric Utilities' current estimate of its stranded costs applicable to these customers if they were to terminate their agreements in 1999. Subject to certain conditions, FERC-approved settlement agreements executed with 15 of these customers provide for continued power supply by PPL Electric Utilities through January 2004. As a result of these settlements, PPL Electric Utilities, in the second quarter of 1998, recorded an extraordinary charge in the amount of $56 million.

     The extraordinary items related to the PUC restructuring proceeding and the FERC settlement are reflected on the Consolidated Statement of Income, net of income taxes.

     Details of amounts written-off in June 1998 were as follows (millions of dollars):

   Impaired generation-related assets                                 $ 2,388
   Above-market NUG contracts                                             854
   Generation-related regulatory assets and other                       1,135
                                                                      -------
    Total                                                               4,377
   Recoverable transition costs (a)                                    (2,819)
                                                                      -------
   Extraordinary item pre-tax - PUC                                     1,558
                              - FERC                                       56
                                                                      -------
                                                                        1,614
   Tax effects                                                           (666)
                                                                      -------
   Extraordinary items                                                $   948
                                                                      =======

(a) Excluding recoveries for nuclear decommissioning and consumer education expenditures.

     PPL Electric Utilities believes that the electric transmission and distribution operations continue to meet the requirements of SFAS 71 and that regulatory assets associated with these operations will continue to be recovered through rates from customers. At December 31, 1999, $309 million of net regulatory assets, other than the recoverable transition costs, remain on PPL Electric Utilities' books. These regulatory assets will continue to be recovered through regulated transmission and distribution rates over periods ranging from one to 30 years.

Extinguishment of Debt

     SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt," requires that a material aggregate gain or loss from the extinguishment of debt be classified as an extraordinary item, net of the related income tax effect.

     As explained in Note 5, PPL Electric Utilities repurchased $1.467 billion of first mortgage bonds in August 1999, using the proceeds from the issuance of transition bonds. PPL Electric Utilities recorded an extraordinary charge of $59 million for the premiums and related expenses to reacquire these first mortgage bonds. Details of this extraordinary charge were as follows (millions of dollars):

               Reacquisition cost of debt           $ 1,554
               Net carrying amount of debt           (1,454)
                                                    -------
               Extraordinary charge pre-tax             100
               Tax effects                              (41)
                                                    -------
               Extraordinary charge                 $    59
                                                    =======

     The extraordinary charge related to extinguishment of debt was partially offset in December 1999 with a credit relating to wholesale power activity.

7. Sales to Other Electric Utilities

     PPL Electric Utilities provided JCP&L with 189,000 kilowatts of capacity and related energy from all of its generating units during 1999. This agreement terminated on December 31, 1999. PPL Electric Utilities is reselling the returning capacity and energy through its Energy Marketing Center. Under a separate agreement, PPL Electric Utilities is providing additional capacity and energy to JCP&L. This capacity and energy sale increased from 200,000 kilowatts to 300,000 kilowatts in June 1999 and continues at this level through May 2004. Prices for this capacity and energy are market-based.

     In August 1999, the FERC approved new interconnection and power supply agreements between PPL Electric Utilities and UGI. Under the new power supply agreement, effective August 1999, UGI purchases capacity from PPL Electric Utilities equal to UGI's PJM capacity obligation less the capacity reserve value of UGI's owned generation and an existing power purchase agreement. In 2000, UGI will purchase a firm block of energy in addition to the capacity. The agreement terminates in February 2001.

     PPL Electric Utilities provides BG&E with 129,000 kilowatts, or 6.6%, of its share of capacity and related energy from the Susquehanna station. Sales to BG&E will continue through May 2001.

8. Income and Other Taxes

     For 1999, 1998 and 1997 the corporate federal income tax rate was 35%, and the PA corporate net income tax rate was 9.99%.

     The tax effects of significant temporary differences comprising PPL's net deferred income tax liability were as follows (millions of dollars):

                                                              PPL Electric
                                                PPL            Utilities
                                                ---         ----------------
                                           1999     1998     1999     1998
                                          -------  -------  -------  -------
Deferred Tax Assets
   Deferred investment tax credits        $   71   $   78   $   71   $   78
   Purchase contracts                        360      389      337      389
   Accrued pension costs                     108       99      106       99
   Contribution in aid of construction        28       22       27       22
   Other                                     153      128      138      124
   Valuation allowance                        (6)      (6)      (4)      (4)
                                          ------   ------   ------   ------
                                             714      710      675      708
                                          ------   ------   ------   ------
Deferred Tax Liabilities
   Electric utility plant - net              813      743      811      743
   Restructuring - CTC/ITP                 1,026    1,169    1,026    1,169
   Taxes recoverable through
     future rates                            107      100      107      100
   Reacquired debt costs                      14       13       13       13
   Other                                      82       40       31       26
                                          ------   ------   ------   ------
                                           2,042    2,065    1,988    2,051
                                          ------   ------   ------   ------

Net deferred tax liability                $1,328   $1,355   $1,313   $1,343
                                          ======   ======   ======   ======

     Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to income from continuing operations for accounting purposes, and details of taxes other than income are as follows (millions of dollars):

Income Tax Expense

                                     PPL            PPL Electric Utilities
                                    ------          ----------------------
                             1999    1998    1997    1999    1998    1997
                            ------  ------  ------  ------  ------  ------
Income Tax Expense
  Provision-Federal         $ 188   $ 183   $ 162   $ 190   $ 198   $ 170
  Provision-State              36      64      57      35      64      58
                            -----   -----   -----   -----   -----   -----
                              224     247     219     225     262     228
                            -----   -----   -----   -----   -----   -----
  Deferred-Federal             76      19      19      53      18      20
  Deferred-State             (109)      3       9    (110)      3       9
                            -----   -----   -----   -----   -----   -----
                              (33)     22      28     (57)     21      29
                            -----   -----   -----   -----   -----   -----

  Investment tax credit,
    net-federal               (17)    (10)    (10)    (17)    (10)    (10)
                            -----   -----   -----   -----   -----   -----

      Total                 $ 174   $ 259   $ 237   $ 151   $ 273   $ 247
                            =====   =====   =====   =====   =====   =====

Federal                       247     192     171     226     206     180
State                         (73)     67      66     (75)     67      67
                            -----   -----   -----   -----   -----   -----
                            $ 174   $ 259   $ 237   $ 151   $ 273   $ 247
                            =====   =====   =====   =====   =====   =====

Reconciliation of Income Tax Expense

                                           PPL           PPL Electric Utilities
                                           ---           ----------------------
                                  1999    1998    1997    1999    1998    1997
                                  ----    ----    ----    ----    ----    ----
Reconciliation of
Income Tax Expense
  Indicated federal income
  tax on pre-tax income
  before extraordinary
  items at statutory tax
  rate - 35%                      $242    $232    $195    $221    $230    $209
Increase/(decrease) due to:
  State income taxes               (50)     43      40     (51)     43      40
  Flow through of
    depreciation differences
    not previously normalized        3       9      22       3       9      22
  Amortization of investment
    tax credit                     (12)    (10)    (10)    (12)    (10)    (10)
  Research & experimentation
    income tax credits               0      (1)     (1)      0      (1)     (1)
  Other                             (9)    (14)     (9)    (10)      2     (13)
                                  ----    ----    ----    ----    ----    ----
                                   (68)     27      42     (70)     43      38
                                  ----    ----    ----    ----    ----    ----
Total income tax expense          $174    $259    $237    $151    $273    $247
                                  ====    ====    ====    ====    ====    ====

Effective income tax rate         25.1%   39.1%   42.5%   23.9%   40.0%   41.5%

     In August 1999, PPL Electric Utilities released approximately $78 million of deferred income taxes associated with the CTC that were no longer required because of securitization.


Taxes Other than Income                PPL          PPL Electric Utilities
                                       ---          ----------------------
                               1999   1998    1997    1999    1998   1997
                               ----   ----    ----    ----    ----   ----

  State gross receipts         $108   $105   $104    $105    $104    $104
  State utility realty           13     41     46      12      41      46
  State capital stock            13     18     34      11      17      34
  Social security and other      27     24     20      25      23      20
                               ----   ----    ----    ----    ----   ----
                               $161   $188    $204    $153    $185   $204
                               ====   ====    ====    ====    ====   ====

9.   Nuclear Decommissioning Costs

     PPL Electric Utilities' most recent estimate of the cost to decommission the Susquehanna station was completed in 1993 and was a site-specific study, based on immediate dismantlement and decommissioning of each unit following final shutdown. The study indicated that PPL Electric Utilities' 90% share of the total estimated cost of decommissioning the Susquehanna station is approximately $724 million in 1993 dollars. The estimated cost includes decommissioning the radiological portions of the station and the cost of removal of nonradiological structures and materials. The operating licenses for Units 1 and 2 expire in 2022 and 2024, respectively.

     Decommissioning costs have been historically charged to operating expense and have been based upon amounts included in customer rates. Beginning in 1998, decommissioning costs have been reclassified as a component of depreciation expense. Beginning in January 1999, in accordance with the PUC Final Order, decommissioning costs will be recovered from customers through the CTC over the 11 year life of the CTC rather than the remaining life of Susquehanna. The recovery will include a return on unamortized decommissioning costs. Decommissioning charges were $27 million in 1999 and $12 million in 1998 and 1997.

     Amounts collected from customers for decommissioning, less applicable taxes, are deposited in external trust funds for investment and can be used only for future decommissioning costs. The market value of securities held and accrued income in the trust funds at December 31, 1999 and 1998 were approximately $255 million and $206 million, respectively. The trust funds experienced, on a fair market value basis, a $26 million net gain in 1999, which included net unrealized appreciation of $21 million, and a net gain in 1998 of $31 million, which included net unrealized appreciation of $26 million. The trust fund activity is reflected in the nuclear plant decommissioning trust fund and in other noncurrent liabilities on the Consolidated Balance Sheet. Accrued nuclear decommissioning costs were $260 million and $209 million at December 31, 1999 and 1998, respectively.

     In February 2000, the FASB issued another exposure draft on the accounting for liabilities related to closure and removal of long-lived assets, including decommissioning of nuclear power plants. As a result, current industry accounting practices for decommissioning may change, including the possibility that the estimated cost for decommissioning could be recorded as a liability at the present value of the estimated future cash outflows that will be required to satisfy those obligations.

10.  Financial Instruments

     During 1999, PPL and PPL Electric Utilities entered into forward starting interest rate swaps and treasury locks with various counterparties to hedge the interest rate risk associated with anticipated debt issuances, including the issuance of transition bonds in August 1999. All financial instruments associated with hedging the interest rate risk of the transition bonds were settled at the end of July. Proceeds of $24.8 million were received and deferred on the balance sheet in August, and will subsequently be amortized over the life of the transition bonds using the effective interest rate method. Seventy-five percent of these savings are being passed back to customers. On the same day that PPL Electric Utilities priced its transition bonds, it entered into short-dated treasury lock transactions with a notional amount of $1.07 billion to lock in the treasury rate related to its offer to purchase any or all of $1.66 billion of selected series of its first mortgage bonds. These contracts were settled one week later for an amount that was not significant. See Note 5 for additional information about transition bonds.

     In October 1999, PPL settled $170 million of notional amount of swaps in connection with the issuance of medium-term notes (as described in Note 11). PPL received net proceeds from these settlements of about $9 million. This amount has been deferred on the balance sheet and will subsequently be amortized over the life of the medium-term notes using the effective interest rate method.

     At December 31, 1999, PPL had also entered into forward-starting interest rate swap agreements with various counterparties to hedge the interest rate risk associated with debt issuances expected in the first quarter of 2000. These interest rate swap agreements involve the future exchange of floating rate interest payments for fixed rate interest payments over the life of the agreements. PPL agreed to pay fixed rates between 5.88% - 7.06% on notional amounts of $1.05 billion, with maturity dates between February 15, 2005 and March 31, 2030. PPL will receive a variable rate interest payment based on either a 3-month or 6-month LIBOR rate through the maturity dates of these agreements. The estimated fair value of the forward interest rate swaps, which represents the estimated amount PPL would receive if it had terminated these agreements at December 31, 1999, was $32.5 million. In the fourth quarter, PPL Electric Utilities also entered into $171 million notional amount of interest rate swaps whereby the company agreed to pay a floating interest rate and receive a fixed interest rate payment. These swaps were executed with the intent of adjusting the amount of floating-rate debt carried in its liability portfolio. At December 31, 1999 the estimated fair value of these contracts, representing the amount PPL Electric Utilities would pay if it terminated these agreements at December 31, 1999 was $4.9 million.

     During the fourth quarter of 1999, PPL also executed forward currency agreements with various counterparties to hedge a portion of its currency risk associated with its net investment in a foreign subsidiary. These agreements were settled in December 1999 with a realized gain of $1.9 million. This gain was recorded in "Accumulated Other Comprehensive Income" on the Consolidated Balance Sheet. At December 31, 1999 there were no forward currency agreements outstanding.

     The carrying amount on the Consolidated Balance Sheet and the estimated fair value of PPL's financial instruments are as follows (millions of dollars):

                                        December 31, 1999  December 31, 1998
                                        -----------------  -----------------
                                        Carrying    Fair   Carrying    Fair
                                         Amount    Value    Amount    Value
                                         ------    -----    ------    -----
 Assets
    Nuclear plant decommis-
   sioning trust fund (a)               $ 255      $ 255   $ 206      $ 206
   Financial investments (a)                1          1       1          1
   Other investments (a)                   15         15      11         11
   Cash and cash equivalents (a)          133        133     195        195
   Other financial instru-
     ments included in
     other current assets (a)               4          4       5          5

Liabilities
     Preferred stock with sinking
       fund requirements (b)               47         45      47         50
     Company-obligated mandatorily
       redeemable preferred secur-
       ities of subsidiary trusts
       holding solely company
       debentures (b)                     250        217     250        259
     Long-term debt (b)                 4,157      4,189   2,984      3,176
     Commercial paper and
       bank loans (a)                     857        857     636        636

  (a) The carrying value of these financial instruments generally is based on established market prices and approximates fair value.
  (b) The fair value generally is based on quoted market prices for the securities where available and estimates based on current rates offered to PPL where quoted market prices are not available.

11.  Credit Arrangements & Financing Activities

     PPL Electric Utilities issues commercial paper and, from time to time, borrows from banks to provide short-term funds for general corporate purposes. Bank borrowings generally bear interest at rates negotiated at the time of the borrowing. At December 31, 1999, PPL Electric Utilities had $183 million of commercial paper outstanding.

     PPL Capital Funding, whose purpose is to provide debt funding for PPL and its subsidiaries other than PPL Electric Utilities, also issues commercial paper. As with all PPL Capital Funding debt, this commercial paper is guaranteed by PPL. At December 31, 1999, PPL Capital Funding had $298 million of commercial paper outstanding.

     In July 1999, PPL Electric Utilities, PPL Capital Funding and PPL (as guarantor for PPL Capital Funding) entered into a new 364-day $750 million credit facility with a group of banks. This facility replaced a $350 million 364-day revolving credit facility shared by PPL Electric Utilities and PPL Capital Funding and five separate $80 million 364-day credit facilities maintained by PPL Capital Funding. No borrowings are outstanding under this new facility.

     In June 1999, PPL Electric Utilities instituted a short-term bond program in order to meet short-term working capital requirements and to increase financing flexibility. Under this program, a total of $600 million of short-term bonds were issued, with no more than $200 million of such bonds outstanding at any one time. This program was completed in August 1999, and no such bonds were outstanding at December 31, 1999.

     In August 1999, PPL purchased 14 million shares of common stock for $417 million, under forward purchase agreements with third parties. Also in August 1999, PPL Electric Utilities repurchased and subsequently retired $1.467 billion of first mortgage bonds through tender offers and open market purchases. See
Note 5 for additional information on the issuance of $2.42 billion of transition bonds to securitize stranded costs, some of the proceeds of which were used to fund this purchase of common stock and tendered debt.

     In January 1999, PPL and PPL Capital Funding filed a $400 million shelf registration with the SEC for the registration of debt securities. In October 1999, PPL Capital Funding used this shelf registration to issue $200 million of medium-term notes in the form of 7.70% Reset Put Securities Series due 2007. In connection with this issuance, PPL Capital Funding assigned to a third party the option to call the notes from the holders on November 15, 2002. These notes will mature on November 15, 2007, but will be required to be surrendered by the existing holders on November 15, 2002 either through the exercise of the call option or, if such option is not exercised, through the automatic exercise of a mandatory put. If the call option is exercised, the notes will be remarketed and the interest rate will be reset for the remainder of their term to the maturity date. If the call option is not exercised, the mandatory put will be exercised and PPL Capital Funding will be required to repurchase the notes at 100% of their principal amount on November 15, 2002.

     PPL, PPL Capital Funding and PP&L Capital Funding Trust I filed a $1.2 billion shelf registration with the SEC in September 1999 for the registration of debt and equity securities. It is expected that such securities will be issued from time to time to provide funding for general corporate purposes, including making loans to the unregulated subsidiaries of PPL and reducing commercial paper balances.

     In November 1999, PPL Montana entered into $950 million of credit facilities, non-recourse to PPL, with a group of banks, including a $675 million 364-day facility and two revolving credit facilities totaling $275 million which mature in 2002. The purpose of these facilities is to provide bridge loan financing for the acquisition of the Montana assets and to fund PPL Montana's working capital needs. At December 31, 1999, $370 million of borrowings were outstanding under these facilities.

     In December 1999, Emel repaid $145 million of outstanding bank loans with proceeds from a borrowing from CEP Reserves, Inc., a PPL Electric Utilities indirect subsidiary. A $145 million demand note was established for the repayment of funds from Emel to CEP Reserves. Emel will pay a market-based rate of interest on the outstanding loan.

12.  Acquisitions and Divestitures

     In August 1998 PPL acquired PPL Gas Utilities. The transaction was treated as a purchase for accounting and financial reporting purposes. PPL issued approximately 5.6 million shares of common stock with a value of approximately $135 million, to acquire all PPL Gas Utilities' common and preferred stock. Under the terms of the merger agreement, shareowners of PPL Gas Utilities received 6.968 common shares of PPL for each common share of PPL Gas Utilities that they owned and 0.682 common shares of PPL for each preferred share of PPL Gas Utilities that they owned.

     In February 1999, PPL acquired McCarl's; in April 1999, PPL Spectrum acquired Burns Mechanical; and in September 1999, PPL acquired Western Mass. Holdings. In October 1999, Burns Mechanical merged with DVY. The purchase prices for these mechanical contractor and engineering firms were not individually significant. In 1998 PPL had acquired H.T. Lyons and McClure.

     In May 1999, PPL Global acquired most of Bangor Hydro's generating assets and certain transmission rights, as well as its interest in an oil-fired generation facility, for $79 million. In August 1999, PPL Global purchased Bangor Hydro's 50% interest in the 20-megawatt West Enfield hydroelectric station for $10 million.

     In July 1999, PPL Global acquired an additional 29.4% interest in Emel for $95 million, resulting in majority ownership and control of the company. In August 1999, PPL Global acquired an additional 18.5% interest in Emel for $44 million. During October and November 1999, PPL Global acquired another 10% interest in Emel for $23 million and acquired interests in four of Emel's subsidiaries at a cost of $48 million. As a result of these acquisitions, PPL Global's ownership of Emel increased to 95.4%. Acquisition of the controlling interest in Emel in July 1999 also gave PPL Global a majority interest in EC, a holding company jointly owned by PPL Global and Emel. As a result, PPL Global consolidated the financial statements of Emel and EC effective January 1, 1999.

     In July 1999, PPL Global reached an agreement with Duke Energy North America to jointly complete the Griffith Energy Project, a gas-fired, combined-cycle power plant near Kingman, Arizona. As part of the agreement, PPL Global transferred a 50% interest in the project to Duke. PPL Global will fund 50% of the capital cost of the project. The facility, expected to be in service in 2001, will have a nominal base-load capacity of 500 megawatts and a peak capacity of 600 megawatts. The project cost is anticipated to be about $300 million.

     In September 1999, PPL Global's U.K. subsidiary, SWEB, sold its electricity supply business to London Electricity for about $264 million. PPL Global recorded an after tax gain from the sale of $64 million. The supply business provided about 15% of SWEB's annual earnings. PPL Global and Southern Energy will continue joint ownership of the electric delivery business, which has been renamed Western Power Distribution (WPD). WPD will continue to own and operate an extensive power network in southwest Britain, transporting and delivering electricity to 1.4 million customers.

     In November 1999, PPL Electric Utilities sold its Sunbury plant and the principal assets of its wholly-owned coal processing subsidiary, Lady Jane Collieries, to Sunbury Holdings, LLC. PPL Electric Utilities received cash proceeds of $107 million for these assets, which resulted in an after tax gain of about $42 million.

     In 1998, PPL Global signed definitive agreements with the Montana Power Company ("Montana Power"), Portland General Electric Company ("Portland") and Puget Sound Energy, Inc. ("Puget") to acquire interests in 13 Montana power plants, with 2,372 gross megawatts of generating capacity, for a purchase price of $1.546 billion. The acquisition involves the Colstrip and Corette coal-fired plants, 11 hydroelectric facilities and a storage reservoir. The Puget and Portland agreements also provide for the acquisition of related transmission assets for an additional $126 million, subject to certain conditions.

     In December 1999, PPL Global completed the purchase of about 1,315 gross megawatts of generating assets from Montana Power for $757 million. PPL Montana used $365 million of credit facilities, and PPL contributed approximately $392 million of project equity funds, through the issuance of PPL Capital Funding commercial paper and the redemption of investments, to acquire these assets.
PPL Montana applied purchase accounting to record the transaction, and the assets acquired and the liabilities assumed were recorded at estimated fair value. The excess of the purchase price over the recorded assets and liabilities was about $71 million at December 31, 1999, and was allocated as goodwill. This acquisition transferred to PPL Montana the 11 hydroelectric facilities, the storage reservoir, the Corette plant and Montana Power's ownership interest in three of the four units of the Colstrip plant, along with other generation-related assets. PPL Montana is now operating these facilities. PPL Montana also acquired the energy marketing and trading operation of Montana Power for an amount that was not significant. The Montana marketing and trading operation, which is now part of PPL EnergyPlus, is selling electricity in wholesale and retail markets in Montana and the Northwest.

     PPL Global's acquisition of the Colstrip interests of Portland and Puget, totaling 1,057 additional megawatts, is subject to several conditions, primarily the receipt of satisfactory regulatory approvals from the state utility commissions in Oregon and Washington. The Washington Utilities and Transportation Commission issued a decision in September 1999 with respect to Puget's 735-megawatt interest in Colstrip, which Puget is disputing in the state appellate court. On February 29, 2000, the Oregon Public Utility Commission denied Portland's application to sell its 322-megawatt interest in Colstrip, but stated that it would be willing to reconsider the decision if Portland could demonstrate sufficient additional benefits to Oregon ratepayers as a result of the sale. The interested parties are reviewing the regulatory decisions and evaluating possible actions to address the decisions. The acquisition agreements permit each party to terminate the respective agreements if closing does not occur by April 30, 2000. PPL cannot predict the outcome of these proceedings, whether the outcome will be satisfactory to the parties, or the effect of these proceedings on the timing or the ability to complete these acquisitions.

     In December 1999, the U.K.'s Office of Gas and Electricity Markets, the regulatory authority for electricity and natural gas distribution, announced the final price review for the electric distribution companies, including WPD. In this final price review, WPD was given a one-time rate cut of 19%, the lowest rate among distribution companies in the U.K. The price cut will be effective for five years starting in April 2000. As a result of this action, PPL Global evaluated the carrying value of its investment in WPD and the investment was written down by $36 million. In unrelated transactions, PPL Global wrote down the carrying value of two other international investments by a total of $16 million.

13.  Stock-Based Compensation

     Under the PPL Incentive Compensation Plan ("ICP") and the Incentive Compensation Plan for Key Employees ("ICPKE") (together, the "Plans"), restricted shares of common stock as well as stock options may be granted to officers and other key employees of PPL, PPL Electric Utilities and other affiliated companies. Awards under the Plans are made in the common stock of PPL by the Compensation and Corporate Governance Committee of the Board of Directors in the case of the ICP, and by the PPL Corporate Leadership Council in the case of the ICPKE. Each Plan limits the number of shares available for awards to two percent of the outstanding common stock of PPL on the first day of each calendar year. The maximum number of options which can be awarded under each Plan to any single eligible employee in any calendar year is 1.5 million shares. Any portion of these shares that has not been granted may be carried over and used in any subsequent year. If any award lapses or is forfeited or the rights to the participant terminate, any shares of common stock are again available for grant. Shares delivered under the Plans may be in the form of authorized and unissued common stock, common stock held in treasury by PPL or common stock purchased on the open market (including private purchases) in accordance with applicable securities laws.

Restricted Stock
----------------

     Restricted shares of common stock are outstanding shares with full voting and dividend rights. However, the shares are subject to forfeiture or accelerated payout under Plan provisions for termination, retirement, disability and death. Restricted shares vest fully if control of PPL changes, as defined by the Plans.

     Restricted stock awards of 108,890, 107,198 and 39,011 shares, with per share weighted-average fair values of $26.74, $22.74, and $23.39, were granted in 1999, 1998 and 1997, respectively. Compensation expense for these three years was less than $2 million annually. At December 31, 1999, there were 224,903 restricted shares outstanding. These awards currently vest three years from the date of grant.

Stock Options
-------------

     Under the Plans, stock options may also be granted with an option exercise price per share not less than the fair market value of PPL's common stock on the date of grant. The options are exercisable beginning one year after the date of grant, assuming the individual is still employed by PPL or a subsidiary, in installments as determined by the Compensation and Corporate Governance Committee of the Board of Directors in the case of the ICP, and the Corporate Leadership Council in the case of the ICPKE. The Committee (or the Corporate Leadership Council, in the case of the ICPKE) has discretion to accelerate the exercisability of the options. All options expire ten years from the grant date. The options become exercisable if control of PPL changes, as defined by the Plans.

     At December 31, 1999, there were 626,020 stock options outstanding, with a fair value of $2.37 per option. Fair value was determined using a modified Black-Scholes model with the following assumptions: Risk-free interest rate - 5.61%; Expected stock volatility - 16.19%; Expected dividend yield rate - 6.60%; and Expected Option life (years) - 10.

     PPL applies Accounting Principles Board Opinion 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for stock options. Since stock options are granted at market price, no compensation cost has been recognized. Compensation calculated in accordance with the disclosure requirements of FASB 123, "Accounting for Stock-Based Compensation," was not significant and had no impact on earnings per share. (See Note 1).

     In April 1999, PPL made its initial award of stock options under the Plan. A summary of the stock option activity for 1999 follows:

                                  Shares   Weighted Average Price
                                 --------  ----------------------
Outstanding December 31, 1998           0
   Granted                        704,800                $26.8465
   Exercised                            0
   Forfeited                      (78,780)               $26.8438
Outstanding December 31, 1999     626,020                $26.8468
Exercisable December 31, 1999      13,570                $26.8438

Outstanding options had a weighted-average remaining life of 9.2 years at December 31, 1999.

14.  Retirement and Postemployment Benefits

Pension and Other Postretirement Benefits

     PPL and its subsidiaries sponsor various pension and other postretirement and postemployment benefit plans.

     PPL Electric Utilities, PPL Montana, Penobscot Hydro, and PPL Gas Utilities have funded, noncontributory defined benefit plans covering substantially all employees. PPL and its subsidiaries also provide supplemental retirement benefits to directors, executives, and other key management employees through nonqualified retirement plans.

     Substantially all employees of PPL's subsidiaries will become eligible for certain health care and life insurance benefits upon retirement through contributory plans. The employees of North Penn Gas, a subsidiary of PPL Gas Utilities, are eligible for certain health care and life insurance benefits upon retirement through a noncontributory plan. Benefits for the PPL Electric Utilities and North Penn Gas postretirement benefits are paid from funded VEBA trusts sponsored by each company. PPL Electric Utilities and North Penn Gas made contributions to the VEBA trusts of $29 million and $1 million, respectively, during 1999. At December 31, 1999, PPL Electric Utilities had a regulatory asset of $7 million relating to postretirement benefits that is being amortized and recovered in rates with a remaining life of 13 years.

     Net pension and postretirement medical benefit costs were (millions of dollars):

                                                                     Postretirement
                                               Pension Benefits     Medical Benefits
                                               ----------------     ----------------
                                               1999  1998  1997     1999  1998  1997
                                               ----  ----  ----     ----  ----  ----
Service cost                                   $ 42  $ 35  $ 32     $  5  $  4  $  4
Interest cost                                    78    69    64       19    16    17
Expected return on plan assets                  (99)  (87)  (77)      (7)   (4)   (2)
Net amortization and deferral                    (9)  (13)  (11)      12     9    10
                                               ----  ----  ----     ----  ----  ----
Net periodic pension and
  postretirement benefit cost                  $ 12  $  4  $  8     $ 29  $ 25  $ 29
                                               ====  ====  ====     ====  ====  ====

     The net periodic pension cost charged to operating expenses was $9 million in 1999, $2 million in 1998 and $5 million in 1997. Retiree health and benefits costs charged to operating expenses were approximately $20 million in 1999, $19 million in 1998 and $23 million in 1997. Costs in excess of the amounts charged to expense were charged to construction and other accounts.

     Postretirement medical costs at December 31, 1999 were based on the assumption that costs would increase 7.5% in 1999, then the rate of increase would decline gradually to 6% in 2006 and thereafter. A one-percentage point change in the assumed health care cost trend assumption would have the following effects (in millions):

                                                            One Percentage Point        One Percentage Point
                                                                  Increase                     Decrease
                                                            --------------------        --------------------
Effect on service cost and
  interest cost components                                  $        1                  $        (1)
Effect on postretirement
  benefit obligation                                                12                          (10)

     The following assumptions were used in the valuation of the benefit obligations:

                                                                  Postretirement
                                          Pension Benefits       Medical Benefits
                                          ----------------       ----------------
                                        1999   1998   1997       1999  1998  1997
                                        ----   ----   ----       ----  ----  ----
Discount rate                            7.0%  6.25%  6.75%       7.0% 6.25% 6.75%
Expected return on plan assets           8.0%   8.0%   8.0%      6.35% 6.35%  6.5%
Rate of compensation increase            5.0%   5.0%   5.0%       5.0%  5.0%  5.0%

     The funded status of the combined plans was as follows (millions of dollars):

                                                                  Postretirement
                                          Pension Benefits       Medical Benefits
                                          ----------------       ----------------
                                            1999    1998           1999    1998
                                            ----    ----           ----    ----
Change in Benefit Obligation
----------------------------
Benefit Obligation, January 1             $1,232   $1,022        $ 303    $ 244
   Service cost                               42       35            5        4
   Interest cost                              78       69           19       16
   Plan amendments                             2       67           18       10
   Actuarial (gain)/loss                    (127)      77          (15)      42
   Acquisitions/Divestitures                  25*                    2*
   Special termination benefits                3        9
   Actual expense paid                        (3)      (3)
   Net benefits paid                         (46)     (44)         (15)     (13)
                                          ------   ------        -----    -----
Benefit Obligation, December 31            1,206    1,232          317      303

Change in Plan Assets
---------------------
Plan assets at fair value, January 1       1,627    1,429          104       66
   Actual return on plan assets              201      244            9       13
   Employer contributions                      1        1           33
   Acquisitions/Divestitures                  19*
   Actual expense paid                        (3)      (3)                   38
   Net benefits paid                         (46)     (44)         (16)     (13)
                                          ------   ------        -----    -----
Plan assets at fair value, December 31     1,799    1,627          130      104

Funded Status
-------------
Funded Status of Plan                        593      395         (187)    (199)
Unrecognized transition assets               (45)     (49)         113      122
Unrecognized prior service cost              110      115           33       14
Unrecognized net (gain)/loss                (906)    (691)          23       44
                                          ------   ------        -----    -----
Asset/(liability) recognized                (248)    (230)         (18)     (19)

Amounts recognized in the Consolidated
  Balance Sheet consist of:
   Prepaid benefit cost                        1        1
   Accrued benefit liability                (250)    (231)         (18)     (19)
   Intangible asset                            1        1
   Additional minimum liability              (11)     (13)
   Accumulated other comprehensive income     11       12
                                          -------  ------        -----    -----
Net Amount Recognized                     $ (248)  $ (230)       $ (18)   $ (19)

*Acquisition of PPL Montana & Penobscot Hydro net of Sunbury divestiture.

     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were (in millions) $41, $34 and $6 respectively, as of December 31, 1999, and $40, $34 and $6 respectively, as of December 31, 1998.

     PPL Electric Utilities and its subsidiaries formerly engaged in coal mining accrued an additional liability for the cost of health care of their retired miners. At December 31, 1999, the liability was $19 million. The liability is net of $50 million of estimated future benefit payments offset by $31 million of available assets in PPL Electric Utilities funded VEBA trusts.

Savings Plans

     Substantially all employees of PPL's subsidiaries are eligible to participate in deferred savings plans (401k's). Company contributions to the plans approximated $6 million in 1999, $4 million in 1998, and $2 million in 1997. Increasing contributions were the result of company acquisitions and a 1999 enhanced matching formula for the PPL Electric Utilities plans.

Postemployment Benefits

     PPL Electric Utilities provides health and life insurance benefits to disabled employees and income benefits to eligible spouses of deceased employees. Postemployment benefits charged to operating expenses were not significant in 1999, 1998 or 1997.

15.  Jointly Owned Facilities

     At December 31, 1999, subsidiaries of PPL owned undivided interests in the following facilities (millions of dollars):

                                                    Electric
                                                     Utility                           Construction
                                       Ownership    Plant in    Other    Accumulated     Work in
                                       Interest      Service   Property  Depreciation    Progress
                                       ---------     -------   --------  ------------    --------

PPL Electric Utilities
----------------------
Generating Stations
   Susquehanna                            90.00%    $  4,133             $  3,408      $     26
   Keystone                               12.34%          69                   43             1
   Conemaugh                              11.39%         104                   50             2
Merrill Creek Reservoir                    8.37%               $     22        11

PPL Montana
-----------
Generating Stations
   Colstrip Units 1 & 2                   50.00%         192          4                       4
   Colstrip Unit 3                        30.00%         160          3                       2

PPL Global
----------
Generating Station
   Wyman                                   8.33%          15

     Each participant, either on its own behalf or through another PPL affiliate, provided its own financing for its share of the facility. Each of the participants received a portion of the total output of the generating stations equal to its percentage ownership. The participant's share of fuel and other operating costs associated with the stations is reflected on the Consolidated Statement of Income.

16.  Commitments and Contingent Liabilities

Construction Expenditures

     PPL Electric Utilities' construction expenditures for the period 2000-2004 are estimated to aggregate $1.7 billion, including AFUDC and capitalized interest. For discussion pertaining to construction expenditures, see Review of Financial Condition and Results of Operations under the caption "Financial Condition - Capital Expenditure Requirements."

Nuclear Insurance

     PPL Electric Utilities is a member of certain insurance programs which provide coverage for property damage to members' nuclear generating stations. Facilities at the Susquehanna station are insured against property damage losses up to $2.75 billion under these programs. PPL Electric Utilities is also a member of an insurance program which provides insurance coverage for the cost of replacement power during prolonged outages of nuclear units caused by certain specified conditions. Under the property and replacement power insurance programs, PPL Electric Utilities could be assessed retroactive premiums in the event of the insurers' adverse loss experience. At December 31, 1999, the maximum amount PPL Electric

Utilities could be assessed under these programs was about $24 million.

     PPL Electric Utilities' public liability for claims resulting from a nuclear incident at the Susquehanna station is limited to about $9.7 billion under provisions of The Price Anderson Amendments Act of 1988. PPL Electric Utilities is protected against this liability by a combination of commercial insurance and an industry assessment program. In the event of a nuclear incident at any of the reactors covered by The Price Anderson Amendments Act of 1988, PPL Electric Utilities could be assessed up to $168 million per incident, payable at a rate of $20 million per year, plus an additional 5% surcharge, if applicable.

Environmental Matters

     Air
     ---

     The Clean Air Act deals, in part, with acid rain, attainment of federal ambient ozone standards and toxic air emissions. PPL subsidiaries are in compliance with the 1995 Phase I acid rain provisions and have taken steps to comply with the year 2000 Phase II acid rain provisions.

     PPL Electric Utilities has met the 1995 ambient ozone requirements of the Clean Air Act by reducing its rate of NOx emissions by nearly 50% through the use of low NOx burners. During 1999, further seasonal (May-June) NOx reductions to 55% from 1990 levels were achieved in response to PA DEP's rule implementing the Northeast Ozone Transport Region's Memorandum of Understanding (OTR MOU). These reductions were achieved with operational initiatives that rely, to a large extent, on the low NOx burners.

     The PA DEP has proposed further seasonal (May-June) NOx reductions to 80% from 1990 levels starting in 2003. These further reductions are based on the requirements of the OTR MOU and two EPA ambient ozone initiatives: the September, 1998, EPA SIP-call issued under Section 110 of the Clean Air Act, requiring reductions from 22 eastern states, including Pennsylvania; and the Northeastern states, requiring reductions from sources in 12 northeastern states and D.C., including PPL Electric Utilities' sources. Despite various court challenges to the EPA initiatives, the PA DEP is expected to move forward with the 2003 NOx reductions based on the OTR MOU. PPL Electric Utilities estimates that the 2003 NOx reductions will be achieved with the installation of SCR (selective catalytic reduction) technology on PPL Electric Utilities' three largest units.

     EPA has also developed new standards for ambient levels of fine particulates. These standards were challenged and remanded to EPA by the D.C. Circuit Court in 1999. The new particulates standard, if finalized, may require further reductions in SO2 for certain PPL subsidiaries and may expand the planned seasonal NOx reductions at PPL Electric Utilities to year-round commencing in 2010-2012.

     Under the Clean Air Act, the EPA has been studying the health effects of hazardous air emissions from power plants and other sources, in order to determine what should be regulated. The EPA has concluded that mercury is the power plant air toxin of greatest concern, but that more evaluation is needed before it can determine whether it must be regulated. The EPA is now seeking mercury and chlorine sampling and other data from electric generating units, including those operated by PPL Electric Utilities and PPL Montana.

     The EPA recently initiated enforcement actions against eight utilities, asserting that older, coal-fired power plants operated by those utilities have, over the years, been modified in ways that subject them to more stringent "New Source" requirements under the Clean Air Act. The EPA also has threatened similar enforcement action with respect to plants operated by other, unnamed utilities, as well as facilities in other industries. PPL and PPL Electric Utilities at this time are unable to predict whether such EPA enforcement actions will be brought with respect to any PPL Electric Utilities or PPL Montana plants and the scope, outcome or ultimate financial impact of any potential EPA actions. Compliance with any such EPA enforcement actions could result in additional capital and operating expenses in amounts which are not now determinable but which could be significant.

     The EPA is also proposing to revise its regulations in a way that will require power plants to meet new source performance standards and/or undergo new source review for many maintenance and repair activities that are currently exempted as routine.

     Expenditures to meet the 2000 acid rain and 2003 NOx reduction requirements are included in the table of projected construction expenditures in the section entitled "Financial Condition - Capital Expenditure Requirements" in the Review of the Financial Condition and Results of Operations. PPL currently estimates that additional capital expenditures and operating costs for environmental compliance under the Clean Air Act will be incurred beyond 2002 in amounts which are not now determinable, but which could be significant.

     Water and Residual Waste
     ------------------------

     The final NPDES permit for PPL Electric Utilities' Montour plant contains stringent limits for iron and chlorine discharges. Depending on the results of a toxic reduction study, additional water treatment facilities or operational changes may be needed at this plant.

     Capital expenditures through the year 2003 to correct groundwater degradation at fossil-fueled generating stations, and to address waste water control at PPL Electric Utilities' facilities are included in the table of construction expenditures in the section entitled "Financial Condition - Capital Expenditure Requirements" in the Review of the Financial Condition and Results of Operations. In this regard, PPL Electric Utilities currently estimates that about $6 million of additional capital expenditures may be required in the next four years to close some of the ash basins and address other ash basin issues at various generating plants. Additional capital expenditures could be required beyond the year 2003 in amounts which are not now determinable but which could be material. Actions taken to correct groundwater degradation, to comply with the DEP's regulations and to address waste water control, are also expected to result in increased operating costs in amounts which are not now determinable but which could be material.

     Superfund and Other Remediation
     -------------------------------

     In 1995, PPL Electric Utilities entered into a consent order with the DEP to address a number of sites where PPL Electric Utilities may be liable for remediation or contamination. This may include potential PCB contamination at certain PPL Electric Utilities substations and pole sites; potential contamination at a number of coal gas manufacturing facilities formerly owned and operated by PPL Electric Utilities; and oil or other contamination which may exist at some of PPL Electric Utilities' former generating facilities. As of December 31, 1999, PPL Electric Utilities has completed work on approximately two-thirds of the sites included in the consent order.

     In 1996, PPL Gas Utilities entered into a similar consent order with the DEP to address a number of its sites where PPL Gas Utilities may be liable for remediation of contamination. The sites primarily include former coal gas manufacturing facilities. Prior to PPL acquiring PPL Gas Utilities in August of 1998 PPL Gas Utilities had obtained a "no further action" determination from the DEP for two of the 20 sites covered by the order.

     At December 31, 1999, PPL Electric Utilities and PPL Gas Utilities had accrued approximately $6 million and $16 million, respectively, representing the amounts they can reasonably estimate they will have to spend for site remediation, including those sites covered by each company's consent orders mentioned above.

     In October 1999, the Montana Supreme Court held in favor of several citizens' groups that the right to a clean and healthful environment is a fundamental right guaranteed by the Montana Constitution. The Court's ruling could result in significantly more stringent environmental laws and regulations as well as an increase in citizens' suits under Montana's environmental laws. The effect on PPL Montana of any such changes in laws or regulations or any such increase in citizen suits is not currently determinable but could be significant.

     Future cleanup or remediation work at sites currently under review, or at sites not currently identified, may result in material additional operating costs for PPL subsidiaries that cannot be estimated at this time. PPL Montana has been indemnified by the Montana Power Company for any preacquisition environmental liability. However, this indemnification is conditioned on certain circumstances that can result in PPL Montana and the Montana Power Company sharing in certain costs within limits set forth in the Asset Purchase Agreement.

     General
     -------

     Due to the environmental issues discussed above or other environmental matters, PPL Electric Utilities may be required to modify, replace or cease operating certain facilities to comply with statutes, regulations and actions by regulatory bodies or courts. In this regard, PPL Electric Utilities also may incur capital expenditures, operating expenses and other costs in amounts which are not now determinable but which could be material.

Loan Guarantees of Affiliated Companies

     PPL provides certain guarantees for its subsidiaries. Specifically, PPL guarantees all of the debt of PPL Capital Funding. As of December 31, 1999, PPL guaranteed $597 million of medium-term notes and $298 million of commercial paper issued by PPL Capital Funding. At December 31, 1998 PPL had guaranteed $397 million of PPL Capital Funding's medium-term notes, and $552 million of its commercial paper. PPL also provided loan guarantees to PPL Global subsidiaries, totaling $118 million in 1999 and $13 million in 1998. Also, PPL guaranteed notes of a subsidiary of PPL Gas Utilities, amounting to $18 million and $19 million at the end of 1999 and 1998, respectively. Additionally, PPL has guaranteed certain obligations of PPL EnergyPlus for up to $271 million under power purchase and sales agreements. These guarantees amounted to $31 million in 1998.

     At December 31, 1999 and 1998, PPL Electric Utilities provided a guarantee in the amount of $12 million in support of one of its subsidiaries.

Source of Labor Supply

     As of December 31, 1999, PPL and its subsidiaries had 9,166 employees, including 6,314 full-time PPL Electric Utilities employees and 470 full-time PPL Montana employees. Approximately 62 percent of PPL Electric Utilities' full-time employees are represented by the IBEW. Approximately 68 percent of PPL Montana employees are represented by the IBEW. PPL Electric Utilities reached a new labor agreement with the IBEW in 1998. This agreement expires in May 2002. PPL Montana's contract with the IBEW expires in 2001.

17.  New Accounting Standards

     In June 1999, the FASB issued SFAS 137 which defers the effective date of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," to fiscal years beginning after June 15, 2000. PPL and PPL Electric Utilities intend to adopt SFAS 133 as of January 1, 2001. The impact of adopting this statement on the net income and financial position of PPL and PPL Electric Utilities is not expected to be material.

18.  Subsequent Events

     In February 2000, PPL Capital Funding issued $500 million of medium-term notes in the form of 7.75% series due 2005. This issuance used $500 million of the $1.2 billion SEC shelf registration filed in September 1999. At the time of issuance, PPL also settled a number of forward-starting swaps that had been entered into in a lower interest rate environment as a means to lock-in interest rates and limit exposure to increasing interest rates, all pursuant to PPL's Interest Rate Risk Management Program. The Company received net proceeds of $15.8 million from the settlement of these contracts, which will be deferred on the balance sheet and subsequently amortized over the life of the medium-term notes. The effective interest rate on the medium-term notes was reduced by approximately 75 basis points as a result of this hedging activity. Also, in conjunction with this transaction, PPL swapped $350 million notional amount of these notes from fixed to floating-rate instruments with an initial average rate of three-months LIBOR plus 45 basis points to adjust the amount of floating-rate debt carried in its liability portfolio.

                                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                      Column A                           Column B           Column C             Column D      Column E
                      --------                           --------           --------             --------      --------
                                                                                                Deductions
                                                                                                   from
                                                          Balance           Additions           Reserves -
                                                                      ---------------------
                                                            at                     Charged      Losses or     Balance at
                                                         Beginning     Charged     to Other      Expenses       End of
                     Description                         of Period    to Income    Accounts     Applicable      Period
                                                         ---------    ---------    --------     ----------    ----------
                                                                             (Millions of Dollars)
PPL Corporation
---------------
Year Ended December 31, 1999
----------------------------
Reserves deducted from assets in
  the Balance Sheet
    Uncollectible accounts............................         $16          $22                        $16           $22
    Obsolete inventory - Materials and supplies.......          11            3                         11             3

Year Ended December 31, 1998
----------------------------
Reserves deducted from assets in
  the Balance Sheet
    Uncollectible accounts............................          16           24                         24            16
    Obsolete inventory - Materials and supplies.......                       12                          1            11

Year Ended December 31, 1997
----------------------------
Reserves deducted from assets in
  the Balance Sheet
    Uncollectible accounts ...........................          25           17                         26            16

PPL Electric Utilities Corporation
----------------------------------
Year Ended December 31, 1999
----------------------------
Reserves deducted from assets in
  the Balance Sheet
    Uncollectible accounts ...........................          15           22                         19            18
    Obsolete inventory - Materials and supplies.......          11                                      11

Year Ended December 31, 1998
----------------------------
Reserves deducted from assets in
  the Balance Sheet
    Uncollectible accounts ...........................          16           20                         21            15
    Obsolete inventory - Materials and supplies.......                       12                          1            11

Year Ended December 31, 1997
----------------------------
Reserves deducted from assets in
  the Balance Sheet
    Uncollectible accounts ...........................          26           15                         25            16

QUARTERLY FINANCIAL, COMMON STOCK PRICE AND DIVIDEND DATA (Unaudited) PPL Corporation and Subsidiaries
(Millions of Dollars, except per share data)

                                                                                    For the Quarters Ended (a)
                                                                 March 31           June 30           Sept. 30            Dec. 31
                           1999
Operating revenues........................................       $  1,067           $ 1,004             $1,386           $  1,133
Operating income..........................................            262               164                238                208
Net income before extraordinary items.....................            120                63                161                134
Net income................................................            120                63                102                147
Earnings per common share (b).............................           0.76              0.40               0.68               1.02
Dividends declared per common share (c)...................           0.25              0.25               0.25               0.25
Price per common share
  High....................................................         28-1/2            31-7/8                 32             28-1/2
  Low.....................................................         24-3/4            24-1/8             25-3/8             20-3/8

                           1998
Operating revenues........................................       $    880           $   838             $1,166           $    902
Operating income..........................................            236               148                262                181
Net income before extraordinary items.....................            101                54                136                 88
Net income (loss).........................................            101              (894)               136                 88
Earnings per common share (b).............................           0.60             (5.34)              0.81               0.56
Dividends declared per common share (c)...................         0.4175            0.4175               0.25               0.25
Price per common share
  High....................................................         24-1/4            24-3/8             26-3/8           28-15/16
  Low.....................................................       21-11/16            20-7/8                 22           24-15/16

(a) PPL's electric and gas utility businesses are seasonal in nature with peak sales periods generally occurring in the winter months. In addition, earnings in 1999 and 1998 were affected by one-time adjustments. Accordingly, comparisons among quarters of a year may not be indicative of overall trends and changes in operations.
(b) The sum of the quarterly amounts may not equal annual earnings per share due to changes in the number of common shares outstanding during the year or rounding.
(c) PPL has paid quarterly cash dividends on its common stock in every year since 1946. The dividends paid per share in 1998 were $1.50 and in 1999 were $1.00. The most recent regular quarterly dividend paid by PPL was 25 cents per share (equivalent to $1.00 per annum) paid January 1, 2000. Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, financial requirements and other factors.

QUARTERLY FINANCIAL DATA (Unaudited)
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)

                                                                                    For the Quarters Ended (a)
                                                                 March 31           June 30           Sept. 30            Dec. 31
                           1999
Operating revenues........................................       $    968            $  923             $1,128              $ 933
Operating income..........................................            237               148                190                174
Net income before extraordinary items.....................            120                73                166                122
Net income................................................            120                73                107                135
Earnings available to PPL.................................            108                61                101                128

                           1998
Operating revenues........................................       $    861            $  818             $1,131              $ 833
Operating income..........................................            231               143                259                168
Net income before extraordinary items.....................            109                63                137                100
Net income (loss).........................................            109              (885)               137                100
Earnings available to PPL.................................             97              (897)               125                 88

(a) PPL Electric Utilities Corporation's electric utility business is seasonal in nature with peak sales periods generally occurring in the winter months. In addition, earnings in several quarters were affected by several one-time adjustments. Accordingly, comparisons among quarters of a year may not be indicative of overall trends and changes in operations.

                     ITEM 9. CHANGES IN AND DISAGREEMENTS
                        WITH ACCOUNTANTS ON ACCOUNTING
                           AND FINANCIAL DISCLOSURE
                           ------------------------

None.

                                   PART III
                                   --------


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS
------------------------------------------------------------

     Information for this item concerning directors of PPL will be set forth in the sections entitled "Nominees for Directors," "Directors Continuing in Office" and "Retiring Directors" in PPL's 2000 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 1999, and which information is incorporated herein by reference. Information required by this item concerning the executive officers of PPL is set forth at the end of Part I of this report.

     Information for this item concerning directors of PPL Electric Utilities will be set forth in the sections entitled "Nominees for Directors," "Directors Continuing in Office" and "Retiring Directors" in PPL Electric Utilities' 2000 Notice of Annual Meeting and Information Statement, which will be filed with the SEC not later than 120 days after December 31, 1999, and which information is incorporated herein by reference. Information required by this item concerning the executive officers of PPL Electric Utilities is set forth at the end of Part I of this report.


                        ITEM 11. EXECUTIVE COMPENSATION
                        -------------------------------

     Information for this item for PPL will be set forth in the sections entitled "Compensation of Directors," "Summary Compensation Table," "Option Grants in Last Fiscal Year" and "Retirement Plans for Executive Officers" in PPL's 2000 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 1999, and which information is incorporated herein by reference.

     Information for this item for PPL Electric Utilities will be set forth in the sections entitled "Compensation of Directors," "Summary Compensation Table," "Option Grants in Last Fiscal Year" and "Retirement Plans for Executive Officers" in PPL Electric Utilities' 2000 Notice of Annual Meeting and Information Statement, which will be filed with the SEC not later than 120 days after December 31, 1999, and which information is incorporated herein by reference.


                     ITEM 12. SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT
                        --------------------------------


     Information for this item for PPL will be set forth in the section entitled "Stock Ownership" in PPL's 2000 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 1999, and which information is incorporated herein by reference.

     Information for this item for PPL Electric Utilities will be set forth in the section entitled "Stock Ownership" in PPL Electric Utilities' 2000 Notice of Annual Meeting and Information Statement, which will be filed with the SEC not later than 120 days after December 31, 1999, and which information is incorporated herein by reference.


            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            -------------------------------------------------------


     Information for this item for PPL will be set forth in the section entitled "Certain Transactions Involving Directors or Executive Officers" in PPL's 2000 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 1999, and which information is incorporated herein by reference.

     Information for this item for PPL Electric Utilities will be set forth in the section entitled "Certain Transactions Involving Directors or Executive Officers" in PPL Electric Utilities' 2000 Notice of Annual Meeting and Information Statement, which will be filed with the SEC not later than 120 days after December 31, 1999, and which information is incorporated herein by reference.

                                    PART IV
                                    -------

                    ITEM 14.  EXHIBITS, FINANCIAL STATEMENT
                       SCHEDULES, AND REPORTS ON FORM 8-K
                       ----------------------------------

(a)  The following documents are filed as part of this report:

     1. Financial Statements - included in response to Item 8.

        PPL Corporation
          Report of Independent Accountants
          Consolidated Statement of Income for each of the Three
            Years Ended December 31, 1999, 1998 and 1997
          Consolidated Statement of Cash Flows for each of the Three Years Ended December 31, 1999,
            1998 and 1997
          Consolidated Balance Sheet at December 31, 1999
            and 1998
          Consolidated Statement of Shareowners' Common Equity for each of the Three Years Ended December 31,
            1999, 1998 and 1997
          Consolidated Statement of Preferred Stock at
            December 31, 1999 and 1998
          Consolidated Statement of Company-Obligated
            Mandatorily Redeemable Securities at
            December 31, 1999 and 1998
          Consolidated Statement of Long-Term Debt at
            December 31, 1999 and 1998
          Notes to Financial Statements

        PPL Electric Utilities Corporation
          Report of Independent Accountants
          Consolidated Statement of Income for each of the
            Three Years Ended December 31, 1999, 1998 and 1997 Consolidated Statement of Cash Flows for each of the Three Years Ended December 31, 1999, 1998
            and 1997
          Consolidated Balance Sheet at December 31, 1999
            and 1998
          Consolidated Statement of Shareowner's Common Equity for each of the Three Years Ended December 31, 1999, 1998 and 1997
          Consolidated Statement of Preferred Stock at
            December 31, 1999 and 1998
          Consolidated Statement of Company-Obligated
            Mandatorily Redeemable Securities at
            December 31, 1999 and 1998
          Consolidated Statement of Long-Term Debt at
            December 31, 1999 and 1998
          Notes to Financial Statements


     2. Supplementary Data and Supplemental Financial Statement
        Schedule - included in response to Item 8.

        Schedule II - Valuation and Qualifying Accounts and
                      Reserves for the Three Years Ended
                      December 31, 1999

        All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

     3. Exhibits

        Exhibit Index on page xxx.

(b)  Reports on Form 8-K:

     The following Reports on Form 8-K were filed during the three months ended December 31, 1999:

     Report dated October 27, 1999
     -----------------------------

     Item 5.  Other Events

     Information regarding PPL Corporation's third quarter earnings.

     Item 7.  Financial Statements and Exhibits

     Press Release dated October 27, 1999, regarding PPL Corporation's third quarter earnings.

     Report dated December 16, 1999
     ------------------------------

     Item 5.  Other Events

     Information regarding PPL Corporation's revised earnings forecasts for 1999 and 2000.

     Report dated December 17, 1999
     ------------------------------

     Item 5.  Other Events

     Information regarding PPL Global's acquisition of certain generation assets from Montana Power through an indirect subsidiary, PPL Montana LLC, for a purchase price of $757 million.

                      SHAREOWNER AND INVESTOR INFORMATION
                      -----------------------------------


Annual Meetings: The annual meetings of shareowners of PPL Corporation and PPL Electric Utilities Corporation are held each year on the fourth Friday of April. The 2000 annual meetings will be held on Friday, April 28, 2000, at Lehigh University's Stabler Arena, at the Goodman Campus Complex located in Lower Saucon Township, outside Bethlehem, PA.

Proxy and Information Statement Material: A proxy statement and information statement and notice of PPL's and PPL Electric Utilities' annual meetings are mailed to all shareowners of record as of February 29, 2000.

Dividends: The 2000 dates for consideration of the declaration of dividends on PPL common stock and PPL Electric Utilities preferred stock by the Board of Directors or its Executive Committee are February 25, May 26, August 25 and November 17. Subject to the declaration, such dividends are paid on the first day of April, July, October and January. Dividend checks are mailed in advance of those dates with the intention that they arrive as close as possible to the payment dates. The 2000 record dates for dividends are expected to be March 10, June 9, September 8, and December 8.

Direct Deposit of Dividends: Shareowners may choose to have their dividend checks deposited directly into their checking or savings account. Quarterly dividend payments are electronically credited on the dividend date, or the first business day thereafter.

Dividend Reinvestment Plan: Shareowners may choose to have dividends on their PPL common stock or PPL Electric Utilities preferred stock reinvested in PPL common stock instead of receiving the dividend by check.

Certificate Safekeeping: Shareowners participating in the Dividend Reinvestment Plan may choose to have their common stock certificates forwarded to PPL Electric Utilities for safekeeping.

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

PPL Summary Annual Report: Published and mailed in mid-March to all shareowners of record.

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

     The toll-free Shareowner Information Line is 1-800-345-3085.

     Other PPL publications, such as the annual and quarterly reports to the Securities and Exchange Commission (Forms 10-K and 10-Q) will be mailed upon request.

     Another part of this service is an enhanced Internet home page (www.pplresources.com). Shareowners can access PPL Securities and Exchange Commission filings, stock quotes and historical performance. Visitors to our website can provide their E-mail address and indicate their desire to receive future earnings or news releases automatically.

Investor Services: For any questions you have or additional information you require about PPL and its subsidiaries, please call the Shareowner Information Line, or write to:

          George I. Kline
          Manager-Investor Services
          PPL Corporation
          Two North Ninth Street
          Allentown, PA 18101

Internet Access: For updated information throughout the year, check out our home page at http://www.pplresources.com. You may also contact Investor Services via E-mail at invserv@papl.com.

Listed Securities:                     Fiscal Agents:
New York Stock Exchange                Stock Transfer Agents and
                                       Registrars
PPL Corporation:                         Norwest Bank Minnesota, N.A.
Common Stock (Code:  PPL)                Shareowner Services
                                         161 North Concord Exchange
PPL Electric Utilities Corporation:      South St. Paul, MN  55075
4-1/2% Preferred Stock
  (Code:  PPLPRB)                        PPL Electric Utilities Corporation
4.40% Series Preferred Stock             Investor Services Department
  (Code:  PPLPRA)
                                       Dividend Disbursing Office and
                                       Dividend Reinvestment Plan Agent
PP&L Capital Trust:                      PPL Electric Utilities Corporation
8.20% Preferred Securities               Investor Services Department
  (Code:  PPLPRC)
                                       Mortgage Bond Trustee
PP&L Capital Trust II:                   Bankers Trust Co.
8.10% Preferred Securities               Attn:  Security Transfer Unit
  (Code:  PPLPRD)                        P.O. Box 291569
                                         Nashville, TN  37229
Philadelphia Stock Exchange
                                       Bond Interest Paying Agent
PPL Corporation:                         PPL Electric Utilities Corporation
Common Stock                             Investor Services Department

PPL Electric Utilities Corporation
4-1/2% Preferred Stock
3.35% Series Preferred Stock
4.40% Series Preferred Stock
4.60% Series Preferred Stock

                                   SIGNATURES
                                   ----------

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PPL Corporation
                                ---------------
                                 (Registrant)

                      PPL Electric Utilities Corporation
                      ----------------------------------
                                 (Registrant)


By   /s/ William F. Hecht
---------------------------------------
William F. Hecht - Chairman, President
                   and Chief Executive
                   Officer (PPL Corporation
                   and PPL Electric Utilities
                   Corporation)


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                                                            TITLE
                                                            -----
By  /s/ William F. Hecht                          Principal Executive
---------------------------------------
William F. Hecht - Chairman, President            Officer and Director
                   and Chief Executive
                   Officer (PPL Corporation
                   and PPL Electric Utilities
                   Corporation)


By  /s/ John R. Biggar                            Principal Financial
---------------------------------------
John R. Biggar -   Senior Vice President              Officer
                   and Chief Financial Officer
                   (PPL Corporation
                   and PPL Electric Utilities
                   Corporation)


By  /s/ Joseph J. McCabe                          Principal Accounting
---------------------------------------
Joseph J. McCabe - Vice President and                 Officer
                   Controller (PPL Corporation
                   and PPL Electric Utilities
                   Corporation)


Frederick M. Bernthal  Stuart Heydt
E. Allen Deaver        Frank A. Long              Directors
William J. Flood       Norman Robertson
Elmer D. Gates         Marilyn Ware



By /s/ William F. Hecht
---------------------------------------
William F. Hecht, Attorney-in-fact                Date: March 1, 2000

                                 EXHIBIT INDEX

      The following Exhibits indicated by an asterisk preceding the Exhibit number are filed herewith. The balance of the Exhibits have heretofore been filed with the Commission and pursuant to Rule 12(b)-32 are incorporated herein
by reference. Exhibits indicated by a   are filed or listed pursuant to Item
601(b)(10)(iii) of Regulation S-K.


      3(a)-1   -    Articles of Incorporation of PP&L Resources, Inc. (Exhibit B
                    to Proxy Statement of PP&L and Prospectus of PP&L Resources, dated March 9, 1995)

      3(a)-2   -    Amended and Restated Articles of PP&L, Inc. (Exhibit 3(i) to
                    PP&L's Form 10-Q Report (File No. 1-905) for the quarter ended March 31, 1999)

      3(b)-1   -    By-laws of PP&L Resources, Inc. (Exhibit 3(ii)(a) to PP&L
                    Resources' Form 10-Q Report (File No. 1-905) for the quarter ended September 30, 1998)

      3(b)-2   -    By-laws of PP&L, Inc. (Exhibit 3(ii)(b) to PP&L's Form 10-Q
                    Report (File No. 1-905) for the quarter ended September 30,
                    1998)

      4(a)-1   -    Amended and Restated Employee Stock Ownership Plan,
                    effective January 1, 1998 (Exhibit 4(a)-1 to PP&L Resources'
                    Form 10-K Report (File No. 1-905) for the year ended
                    December 31, 1998)

      4(a)-2   -    Amendment No. 1 to said Employee Stock Ownership Plan,
                    effective January 1, 1998 (Exhibit 4(a)-2 to PP&L Resources'
                    Form 10-K Report (File No. 1-905) for the year ended
                    December 31, 1998)

      4(a)-3   -    Amendment No. 2 to said Employee Stock Ownership Plan,
                    effective December 1, 1998 (Exhibit 4(a)-3 to PP&L
                    Resources' Form 10-K Report (File No. 1-905) for the year ended December 31, 1998)

     *4(a)-4   -    Amendment No. 3 to said Employee Stock Ownership Plan,
                    effective September 14, 1998

     *4(a)-5   -    Amendment No. 4 to said Employee Stock Ownership Plan,
                    effective January 1, 1999

     *4(a)-6   -    Amendment No. 5 to said Employee Stock Ownership Plan, dated
                    June 2, 1999

      4(b)-1   -    Mortgage and Deed of Trust, dated as of October 1, 1945,
                    between PP&L and Guaranty Trust Company of New York, as
                    Trustee (now Bankers Trust Company, as successor Trustee)
                    (Exhibit 2(a)-4 to Registration Statement No. 2-60291)

      4(b)-2   -    Supplement, dated as of July 1, 1954, to said Mortgage and
                    Deed of Trust (Exhibit 2(b)-5 to Registration Statement No.
                    219255)

      4(b)-3   -    Supplement, dated as of October 1, 1989, to said Mortgage
                    and Deed of Trust (Exhibit 4(a) to PP&L's Form 8-K
                    Report (File No. 1-905) dated November 6, 1989)

      4(b)-4   -    Supplement, dated as of July 1, 1991, to said Mortgage and
                    Deed of Trust (Exhibit 4(a) to PP&L's Form 8-K
                    Report (File No. 1-905) dated July 29, 1991)

      4(b)-5   -    Supplement, dated as of May 1, 1992, to said Mortgage and
                    Deed of Trust (Exhibit 4(a) to PP&L's Form 8-K
                    Report (File No. 1-905) dated June 1, 1992)

      4(b)-6   -    Supplement, dated as of November 1, 1992, to said Mortgage and Deed of Trust (Exhibit 4(b)-29 to PP&L's Form
                    10-K Report (File 1-905) for the year ended December 31,
                    1992)

      4(b)-7   -    Supplement, dated as of February 1, 1993, to said Mortgage and Deed of Trust (Exhibit 4(a) to PP&L's Form 8-K
                    Report (File No. 1-905) dated February 16, 1993)

      4(b)-8   -    Supplement, dated as of April 1, 1993, to said Mortgage and
                    Deed of Trust (Exhibit 4(a) to PP&L's Form 8-K
                    Report (File No. 1-905) dated April 30, 1993)

      4(b)-9   -    Supplement, dated as of June 1, 1993, to said Mortgage and
                    Deed of Trust (Exhibit 4(a) to PP&L's Form 8-K
                    Report (File No. 1-905) dated July 7, 1993)

      4(b)-10  -    Supplement, dated as of October 1, 1993, to said Mortgage
                    and Deed of Trust (Exhibit 4(a) to PP&L's Form 8-K
                    Report (File No. 1-905) dated October 29, 1993)

      4(b)-11  -    Supplement, dated as of February 15, 1994, to said Mortgage and Deed of Trust (Exhibit 4(a) to PP&L's Form 8-K
                    Report (File No. 1-905) dated March 11, 1994)

      4(b)-12  -    Supplement, dated as of March 1, 1994, to said Mortgage and
                    Deed of Trust (Exhibit 4(b) to PP&L's Form 8-K
                    Report (File No. 1-905) dated March 11, 1994)

      4(b)-13  -    Supplement, dated as of March 15, 1994, to said Mortgage and
                    Deed of Trust (Exhibit 4(a) to PP&L's Form 8-K
                    Report (File No. 1-905) dated March 30, 1994)

      4(b)-14  -    Supplement, dated as of September 1, 1994, to said Mortgage and Deed of Trust (Exhibit 4(a) to PP&L's Form 8-K
                    (File No. 1-905) dated October 3, 1994)

      4(b)-15  -    Supplement, dated as of October 1, 1994, to said Mortgage
                    and Deed of Trust (Exhibit 4(a) to PP&L's Form 8-K
                    Report (File No. 1-905) dated October 3, 1994)

      4(b)-16  -    Supplement, dated as of August 1, 1995, to said Mortgage and
                    Deed of Trust (Exhibit 6(a) to PP&L's Form 10-Q
                    Report (File No. 1-905) for the quarter ended September 30,
                    1995)

      4(b)-17  -    Supplement, dated as of April 1, 1997 to said Mortgage and
                    Deed of Trust (Exhibit 4(b)-17 to PP&L's Form 10-K
                    Report (File No. 1-905) for the year ended December 31,
                    1997)

      4(b)-18  -    Supplement, dated as of May 5, 1998, to said Mortgage and
                    Deed of Trust (Exhibit 4.3 to PP&L's Form 8-K
                    Report (File No. I-905) dated May 1, 1998)

     *4(b)-19  -    Supplement, dated as of June 1, 1999, to said Mortgage and
                    Deed of Trust

      4(c)-1   -    Indenture, dated as of November 1, 1997, among PP&L
                    Resources, Inc., PP&L Capital Funding, Inc. and The Chase
                    Manhattan Bank, as Trustee (Exhibit 4.1 to PP&L Resources 8-
                    K Report (File No. 1-905) dated November 12, 1997)

      4(c)-2   -    Supplement, dated as of November 1, 1997, to said Indenture
                    (Exhibit 4.2 to PP&L Resources' 8-K Report (File No. 1-905)
                    dated November 12, 1997)

      4(c)-3   -    Supplement, dated as of March 1, 1999, to said Indenture
                    (Exhibit 4.3 to Registration Statement Nos. 333-87847, 333-
                    87847-01 and 333-87847-02)

     *4(c)-4   -    Supplement, dated as of October 1, 1999, to said Indenture

      4(d)-1   -    Junior Subordinated Indenture, dated as of April 1, 1997,
                    between PP&L, Inc. and The Chase Manhattan Bank, as Trustee
                    (Exhibit 4.1 to Registration Statement No. 333-20661)

      4(d)-2   -    Amended and Restated Trust Agreement, dated as of April 8,
                    1997, among PP&L, Inc., The Chase Manhattan Bank, as
                    Property Trustee, Chase Manhattan Bank (Delaware), as
                    Delaware Trustee, and John R. Biggar and James E. Abel, as
                    Administrative Trustees (Exhibit 4.4 to Registration
                    Statement No. 333-20661)

      4(d)-3   -    Guarantee Agreement, dated as of April 8, 1997, between
                    PP&L, Inc. and The Chase Manhattan Bank, as Trustee (Exhibit
                    4.6 to Registration Statement No. 333-20661)

      4(e)-1   -    Amended and Restated Trust Agreement, dated as of June 13,
                    1997, among PP&L, Inc., The Chase Manhattan Bank, as
                    Property Trustee, Chase Manhattan Bank (Delaware), as
                    Delaware Trustee, and John R. Biggar and James E. Abel, as
                    Administrative Trustees (Exhibit 4.4 to Registration
                    Statement No. 333-27773)

      4(e)-2   -    Guarantee Agreement, dated as of June 13, 1997, between
                    PP&L, Inc. and The Chase Manhattan Bank, as Trustee (Exhibit
                    4.6 to Registration Statement No. 333-27773)

     10(a)     -    Amended and Restated 364-Day Revolving Credit Agreement,
                    dated as of July 1, 1999, among PP&L, Inc., PP&L Capital
                    Funding, Inc., PP&L Resources, Inc. and the banks named therein (Exhibit 10 to PP&L Resources' Form 10-Q Report
                    (File No. 1-905) for the quarter ended June 30, 1999)

     10(b)     -    Five-Year Revolving Credit Agreement, dated as of November
                    20, 1997, among PP&L, Inc., PP&L Capital Funding, Inc., PP&L
                    Resources, Inc. and the banks named therein (Exhibit 10(b) to PP&L Resources' Form 10-K Report (File No. 1-905) for the year ended December 31, 1997)

    *10(b)-1   -    Amendment No. 1 to said Five-Year Revolving Credit Agreement

     10(c)     -    Pollution Control Facilities Agreement, dated as of May 1,
                    1973, between PP&L, Inc. and the Lehigh County Industrial
                    Development Authority (Exhibit 5(z) to Registration
                    Statement No. 2-60834)

    *10(d)     -    Amended and Restated Operating Agreement of the PJM
                    Interconnection, L.L.C., dated September 3, 1999

     10(e)-1   -    Capacity and Energy Sales Agreement, dated March 9, 1984,
                    between PP&L, Inc. and Jersey Central Power & Light Company
                    (Exhibit 10(f)-3 to PP&L's Form 10-K Report (File No. 1-905)
                    for the year ended December 31, 1984)

     10(e)-2   -    First Supplement, effective February 28, 1986, to said
                    Capacity and Energy Sales Agreement (Exhibit 10(e)-4 to
                    PP&L's Form 10-K Report (File No. 1-905) for the year ended December 31, 1986)

     10(e)-3   -    Second Supplement, effective January 1, 1987, to said
                    Capacity and Energy Sales Agreement (Exhibit 10(g)-3 to
                    PP&L's Form 10-K Report (File No. 1-905) for the year ended December 31, 1989)

     10(e)-4   -    Amendments to Exhibit A, effective October 1, 1987, to said
                    Capacity and Energy Sales Agreement (Exhibit 10(e)-6 to
                    PP&L's Form 10-K Report (File No. 1-905) for the year ended December 31, 1987)

     10(e)-5   -    Third Supplement, effective December 1, 1988, to said
                    Capacity and Energy Sales Agreement (Exhibit 10(g)-5 to
                    PP&L's Form 10-K Report (File No. 1-905) for the year ended December 31, 1989)

     10(e)-6   -    Fourth Supplement, effective December 1, 1988, to said
                    Capacity and Energy Sales Agreement (Exhibit 10(g)-6 to
                    PP&L's Form 10-K Report (File No. 1-905) for the year ended December 31, 1989)

     10(f)-1   -    Capacity and Energy Sales Agreement, dated January 28, 1988, between PP&L, Inc. and Baltimore Gas and Electric Company
                    (Exhibit 10(e)-7 to PP&L's Form 10-K Report (File No. 1-905)
                    for the year ended December 31, 1987)

     10(f)-2   -    First Supplement, effective November 1, 1988, to said
                    Capacity and Energy Sales Agreement (Exhibit 10(i)-2 to
                    PP&L's Form 10-K Report (File No. 1-905) for the year ended December 31, 1989)

     10(f)-3   -    Second Supplement, effective June 1, 1989, to said Capacity and Energy Sales Agreement (Exhibit 10(i)-3 to
                    PP&L's Form 10-K Report (File No. 1-905) for the year ended December 31, 1989)

     10(f)-4   -    Third Supplement, effective June 1, 1991, to said Capacity and Energy Sales Agreement (Exhibit 10(g)-4 to PP&L's
                    Form 10-K Report (File No. 1-905) for the year ended December 31, 1991)

     10(f)-5   -    Fourth Supplement, effective June 1, 1992, to said Capacity and Energy Sales Agreement (Exhibit 10(h)-5 to PP&L's
                    Form 10-K Report (File No. 1-905) for the year ended December 31, 1997)

     10(f)-6   -    Fifth Supplement, effective July 15, 1993, to said Capacity and Energy Sales Agreement (Exhibit 10(h)-6 to PP&L's
                    Form 10-K Report (File No. 1-905) for the year ended December 31, 1997)

     10(f)-7   -    Sixth Supplement, effective June 1, 1993, to said Capacity and Energy Sales Agreement (Exhibit 10(h)-7 to PP&L's
                    Form 10-K Report (File No. 1-905) for the year ended December 31, 1997)

    *10(g)     -    Capacity and Energy Sales Agreement, dated May 25, 1999,
                    between PP&L, Inc. and UGI Utilities, Inc.

     10(h)     -    Amended and Restated Directors Deferred Compensation Plan,
                    effective January 1, 1998 (Exhibit 10(l) to PP&L Resources'
                    Form 10-K Report (File No. 1-905) for the year ended
                    December 31, 1998)

    [_]10(i)-1 -    Amended and Restated Officers Deferred Compensation Plan,
                    effective January 1, 1998 (Exhibit 10(m)-1 to PP&L
                    Resources' Form 10-K Report (File No. 1-905) for the year ended December 31, 1998)

    [_]10(i)-2 -    Amendment No. 1 to said Officers Deferred Compensation Plan, effective September 1, 1998 (Exhibit 10(m)-2 to PP&L
                    Resources' Form 10-K Report (File No. 1-905) for the year ended December 31, 1998)

    [_]10(j)-1 -    Amended and Restated Supplemental Executive Retirement Plan,
                    effective January 1, 1998 (Exhibit 10(n)-1 to PP&L
                    Resources' Form 10-K Report (File No. 1-905) for the year ended December 31, 1998)

    [_]10(j)-2 -    Amendment No. 1 to said Supplemental Executive Retirement
                    Plan, effective September 1, 1998 (Exhibit 10(n)-2 to PP&L
                    Resources' Form 10-K Report (File No. 1-905) for the year ended December 31, 1998)

    *10(j)-3   -    Amendment No. 2 to said Supplemental Executive Retirement
                    Plan, effective July 1, 1999

     10(k)-1   -    Amended and Restated Incentive Compensation Plan, effective
                    January 1, 1999 (Schedule A to Proxy Statement of PP&L
                    Resources, dated March 12, 1999)

    *10(k)-2   -    Amendment No. 1 to said Amended and Restated Incentive
                    Compensation Plan, effective January 1, 1999

     10(l)     -    Short-Term Incentive Plan (Schedule B to Proxy Statement of
                    PP&L Resources, dated March 12, 1999)

    [_]10(m)   -    Terry H. Hunt Employment Agreement, dated as of October 1,
                    1998, among PP&L Resources, Inc., Terry H. Hunt and Penn
                    Fuel Gas, Inc. (Exhibit 10(q) to PP&L Resources' Form 10-K
                    Report (File No. 1-905) for the year ended December 31,
                    1998)

    [_]10(n)   -    Form of Severance Agreement entered into between PP&L
                    Resources and Officers (Exhibit 10 to PP&L Resources' Form
                    10-Q Report (File No. 1-905) for the quarter ended June 30,
                    1998)

     10(o)     -    Nuclear Fuel Lease, dated as of February 1, 1982, between
                    PP&L, as lessee, and Newton I. Waldman, not in his individual capacity, but solely as Cotrustee of the Pennsylvania Power & Light Energy Trust, as lessor (Exhibit
                    10(g) to PP&L's Form 10-K Report (File No. 1-905) for the year ended December 31, 1981)

     10(p)-1   -    Asset Purchase Agreement between PP&L Global, Inc. and The
                    Montana Power Company (Exhibit 10(a) to PP&L Resources' Form
                    10-Q Report (File No. 1-905) for the quarter ended September
                    30, 1998)

     10(p)-2   -    Equity Contribution Agreement among PP&L Resources, Inc.,
                    PP&L Global Inc. and The Montana Power Company (Exhibit
                    10(b) to PP&L Resources' Form 10-Q Report (File No. 1-905)
                    for the quarter ended September 30, 1998)

     10(q)-1   -    Asset Purchase Agreement between PP&L Global, Inc. and
                    Portland General Electric Company (Exhibit 10(c) to PP&L
                    Resources' Form 10-Q Report (File No. 1-905) for the quarter ended September 30, 1998)

     10(q)-2   -    Equity Contribution Agreement among PP&L Resources, Inc.,
                    PP&L Global, Inc. and Portland General Electric Company
                    (Exhibit 10(d) to PP&L Resources' Form 10-Q Report (File No.
                    1-905) for the quarter ended September 30, 1998)

     10(r)-1   -    Asset Purchase Agreement between PP&L Global, Inc. and Puget
                    Sound Energy, Inc. (Exhibit 10(e) to PP&L Resources' Form
                    10-Q Report (File No. 1-905) for the quarter ended September
                    30, 1998)

     10(r)-2   -    Equity Contribution Agreement among PP&L Resources, Inc.,
                    PP&L Global, Inc. and Puget Sound Energy, Inc. (Exhibit
                    10(f) to PP&L Resources' Form 10-Q Report (File No. 1-905)
                    for the quarter ended September 30, 1998)

     10(s)-1   -    Asset Purchase Agreement among PP&L Global, Inc., Penobscot
                    Hydro Co., Inc. and Bangor Hydro-Electric Company (Exhibit
                    10(w)-1 to PP&L Resources' 10-K Report for the year ended
                    December 31, 1998)

     10(s)-2   -    Equity Contribution Agreement, among PP&L Global, Inc., PP&L
                    Resources, Inc., Penobscot Hydro Co., Inc. and Bangor Hydro-
                    Electric Company (Exhibit 10(w)-2 to PP&L Resources' 10-K
                    Report for the year ended December 31, 1998)

    *12(a)     -    PPL Corporation and Subsidiaries Computation of Ratio of
                    Earnings to Fixed Charges

    *12(b)     -    PPL Electric Utilities Corporation and Subsidiaries
                    Computation of Ratio of Earnings to Fixed Charges

    *23        -    Consent of PricewaterhouseCoopers LLP

    *24        -    Power of Attorney

    *27        -    Financial Data Schedule