Form 10-Q
period 2000-03-31
PPL ELECTRIC UTILITIES CORP
filed 2000-05-12
CIK 317187

                                 United States
                      Securities and Exchange Commission
                             Washington, DC 20549

                                   Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended  March 31, 2000
                                   ----------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from _______________ to _________________


 Commission File   Registrant; State of Incorporation;        IRS Employer
     Number        Address; and Telephone No.              Identification No.
     ------        --------------------------              ------------------

     1-11459       PPL Corporation                             23-2758192
                   (Pennsylvania)
                   Two North Ninth Street
                   Allentown, PA 18101-1179
                   (610) 774-5151

      1-905        PPL Electric Utilities Corporation          23-0959590
                   (Pennsylvania)
                   Two North Ninth Street
                   Allentown, PA 18101-1179
                   (610) 774-5151


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

PPL Corporation                        Yes       X       No_______________
                                          ---------------

PPL Electric Utilities Corporation     Yes       X       No_______________
                                          ---------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

PPL Corporation                       Common stock, $.01 par value,
                                      144,263,754 shares outstanding at
                                      April 30, 2000, excluding
                                      30,993,637 shares held as treasury
                                      stock
PPL Electric Utilities Corporation    Common stock, no par value,
                                      102,230,382   shares outstanding and
                                      all held by PPL Corporation at April
                                      30, 2000, excluding 55,070,000 shares
                                      held as treasury stock

                                PPL Corporation
                                      And
                      PPL Electric Utilities Corporation
                      ----------------------------------
                                   FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 2000
                     ------------------------------------

                               Table of Contents
                               -----------------

                                                                            Page
                                                                            ----

GLOSSARY OF TERMS

FORWARD-LOOKING INFORMATION                                                  1

PART I. FINANCIAL INFORMATION

   PPL Corporation

      Item 1. Financial Statements

          Consolidated Statement of Income                                   3

          Consolidated Statement of Cash Flows                               4

          Consolidated Balance Sheet                                         5

          Consolidated Statement of Shareowners' Common Equity               7

          Notes to Consolidated Financial Statements                         8

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations                 17

      Item 3. Quantitative and Qualitative Disclosures
              About Market Risk                                             27

   PPL Electric Utilities Corporation

      Item 1. Financial Statements

          Consolidated Statement of Income                                  29

          Consolidated Statement of Cash Flows                              30

          Consolidated Balance Sheet                                        31

          Consolidated Statement of Shareowner's Common Equity              33

          Notes to Consolidated Financial Statements                        34

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations                 38

      Item 3. Quantitative and Qualitative Disclosures
              About Market Risk                                             46

PART II. OTHER INFORMATION

      Item 1. Legal Proceedings                                             47

      Item 6. Exhibit and Reports on Form 8-K                               47

SIGNATURES                                                                  48

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES                           49

                      GLOSSARY OF TERMS AND ABBREVIATIONS


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

DEP - Pennsylvania Department of Environmental Protection.

Emel/EC - Empresas Emel, S.A., a Chilean electric distribution holding company, and Electricidad de Centroamerica, S.A. de C.V, an El Salvadoran holding company and the majority owner of Del Sur. EC is jointly owned by PPL Global and Emel.

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

NOx - nitrogen oxide.

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

PLR - Provider of last resort, referring to PPL Electric Utilities providing electricity to retail customers within its delivery territory who have chosen not to shop for electricity under the Electric Choice Program.

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

PPL Electric Utilities - PPL Electric Utilities Corporation

PPL Electric Utilities' Mortgage - PPL Electric Utilities' Mortgage and Deed of Trust, dated October 1, 1945, as supplemented.

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

SCR - selective catalytic reduction.

SEC - Securities and Exchange Commission.

SFAS (Statement of Financial Accounting Standards) - accounting and financial reporting rules issued by the FASB.

SIP - State Implementation Plan.

SO2 - sulfur dioxide.

Superfund - federal and state environmental legislation that addresses remediation of contaminated sites.

U.K. - United Kingdom.

Western Mass. Holdings - Western Massachusetts Holdings, Inc., a PPL unregulated subsidiary specializing in mechanical contracting and engineering.

WPD - Western Power Distribution, a British regional electric utility company.

Year 2000 - a set of date-related problems that may be experienced by software systems or applications.

                          Forward-looking Information

     Certain statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts are "forward-looking statements" within the meaning of the federal securities laws. Although PPL and PPL Electric Utilities believe that the expectations and assumptions reflected in these forward-looking statements are reasonable, there can be no assurance that these expectations will prove to have been correct, and actual results may differ materially from the results discussed in these statements. In addition to the specific factors discussed in this document, the following are among the important factors that could cause actual results to differ materially from the forward-looking statements: state and federal regulatory developments; new state or federal legislation; national or regional economic conditions; market demand and prices for energy, capacity and fuel; weather variations affecting customer energy usage; competition in retail and wholesale power markets; the effect of any business or industry restructuring; PPL's and PPL Electric Utilities' profitability and liquidity; new accounting requirements or new interpretations or applications of existing requirements; operating performance of plants and other facilities; environmental conditions and requirements; system conditions and operating costs; performance of new ventures; political, regulatory or economic conditions in foreign countries where PPL Global makes investments; foreign exchange rates; and PPL's and PPL Electric Utilities' commitments and liabilities. Any such forward-looking statements should be considered in light of such important factors and in conjunction with PPL's and PPL Electric Utilities' other documents on file with the SEC.

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

                       PPL CORPORATION AND SUBSIDIARIES

PPL CORPORATION AND SUBSIDIARIES
--------------------------------
Part 1. FINANCIAL INFORMATION
-----------------------------
Item 1. Financial Statements
----------------------------

  In the opinion of PPL, the unaudited financial statements included herein reflect all adjustments necessary to present fairly the Consolidated Balance Sheet as of March 31, 2000 and December 31, 1999, and the Consolidated Statement of Income and Consolidated Statement of Cash Flows for the periods ended March 31, 2000 and 1999. The financial condition and results of operations of PPL Electric Utilities and PPL Global are currently the principal factors affecting PPL's financial condition and results of operations.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(Millions of Dollars, except per share data)

                                                                                                                Three Months
                                                                                                              Ended March 31,
                                                                                                     ------------------------------
                                                                                                         2000               1999
                                                                                                     --------------   -------------
Operating Revenues
  Electric..................................................................                              $789               $667
  Natural gas and propane...................................................                                58                 46
  Wholesale energy marketing and trading....................................                               460                296
  Energy related businesses ................................................                               106                 58
                                                                                                     ---------        -----------
  Total.....................................................................                             1,413              1,067
                                                                                                     ---------        -----------

Operating Expenses
  Operation
    Electric fuel...........................................................                               121                123
    Natural gas and propane.................................................                                24                 23
    Energy purchases for retail load and wholesale..........................                               463                266
    Other...................................................................                               163                155
    Amortization of recoverable transition costs............................                                63                 45
  Maintenance...............................................................                                46                 39
  Depreciation and amortization ............................................                                68                 60
  Taxes, other than income..................................................                                60                 53
  Energy related businesses ................................................                                85                 41
                                                                                                     ---------        -----------
  Total.....................................................................                             1,093                805
                                                                                                     ---------        -----------
Operating Income............................................................                               320                262
                                                                                                     ---------        -----------
Other Income and (Deductions)...............................................                                (1)
                                                                                                     ---------        -----------
Income Before Interest, Income Taxes and Minority Interest..................                               319                262

Interest Expense............................................................                                88                 62
                                                                                                     ---------        -----------
Income Before Income Taxes and Minority Interest............................                               231                200
                                                                                                     ---------        -----------

Income Taxes ...............................................................                                82                 74
Minority Interest...........................................................                                 1
                                                                                                     ---------        -----------
Income Before Dividends on Preferred Stock..................................                               148                126

Preferred Stock Dividend Requirements.......................................                                 6                  6
                                                                                                     ---------        -----------

Net Income..................................................................                              $142               $120
                                                                                                     =========        ===========

Earnings Per Share of Common Stock
  Basic and Diluted.........................................................                             $0.99             $ 0.76

Dividends Declared per Share of Common Stock................................                            $0.265             $0.250

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

                                                                                                   Three Months
                                                                                                 Ended March 31,
                                                                                            ---------------------------
                                                                                               2000          1999
                                                                                            -----------  --------------
Net Cash Provided by Operating Activities................................................         $125            $122

Cash Flows From Investing Activities
 Expenditures for property, plant and equipment..........................................         (102)            (66)
 Investment in electric energy projects..................................................          (18)
 Sale of nuclear fuel to trust...........................................................           27              11
 Other investing activities - net........................................................            3             (15)
                                                                                            ----------   -------------
  Net cash used in investing activities..................................................          (90)            (70)
                                                                                            ----------   -------------

Cash Flows From Financing Activities
 Issuance of long-term debt..............................................................          500
 Issuance of common stock................................................................                            8
 Deposit of funds for the retirement of long-term debt...................................          (28)
 Retirement of long-term debt............................................................          (61)            (25)
 Termination of nuclear fuel lease.......................................................         (154)
 Payment of common and preferred dividends...............................................          (42)            (46)
 Net decrease in short-term debt.........................................................         (224)            (30)
 Payments on capital lease obligation....................................................          (11)            (14)
 Other financing activities - net........................................................           12
                                                                                            ----------   -------------
  Net cash used in financing activities..................................................           (8)           (107)
                                                                                            ----------   -------------

Net Increase (Decrease) In Cash and Cash Equivalents ....................................           27             (55)
Cash and Cash Equivalents at Beginning of Period ........................................          133             195
                                                                                            ----------   -------------
Cash and Cash Equivalents at End of Period ..............................................         $160            $140
                                                                                            ==========   =============

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
 Interest (net of amount capitalized)....................................................          $78             $52
 Income taxes............................................................................           $9              $9

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET
PPL Corporation and Subsidiaries
(Millions of Dollars)

                                                                                             March 31,      December 31,
                                                                                               2000             1999
                                                                                           (Unaudited)        (Audited)
                                                                                           -------------   ---------------
Assets

Current Assets
     Cash and cash equivalents......................................................             $   160           $   133
     Accounts receivable (less reserve:  2000, $30; 1999, $22)......................                 473               399
     Unbilled revenues..............................................................                 313               310
     Fuel, materials and supplies - at average cost.................................                 182               200
     Prepayments....................................................................                 181               119
     Unrealized energy trading gains................................................                  48                26
     Other..........................................................................                 160               106
                                                                                           -------------   ---------------
                                                                                                   1,517             1,293
                                                                                           -------------   ---------------
Investments
     Investment in unconsolidated affiliates at equity..............................                 475               424
     Nuclear plant decommissioning trust fund.......................................                 269               255
     Other..........................................................................                  12                16
                                                                                           -------------   ---------------
                                                                                                     756               695
                                                                                           -------------   ---------------
Property, Plant and Equipment
     Electric utility plant in service - net
          Transmission and distribution.............................................               2,482             2,462
          Generation................................................................               2,359             2,352
          General...................................................................                 262               259
                                                                                           -------------   ---------------
                                                                                                   5,103             5,073
     Construction work in progress - at cost........................................                 180               181
     Nuclear fuel owned and leased - net............................................                 136               139
                                                                                           -------------   ---------------
          Electric utility plant - net..............................................               5,419             5,393
     Gas and oil utility plant - net................................................                 172               171
     Other property - net...........................................................                  60                60
                                                                                           -------------   ---------------
                                                                                                   5,651             5,624
                                                                                           -------------   ---------------

Regulatory Assets and Other Noncurrent Assets
     Recoverable transition costs...................................................               2,591             2,647
     Other..........................................................................                 912               915
                                                                                           -------------   ---------------
                                                                                                   3,503             3,562
                                                                                           -------------   ---------------

                                                                                                 $11,427           $11,174
                                                                                           =============   ===============

     The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET
PPL Corporation and Subsidiaries
(Millions of Dollars)

                                                                                            March 31,      December 31,
                                                                                              2000             1999
                                                                                          (Unaudited)       (Audited)
                                                                                          --------------  --------------
Liabilities and Equity

Current Liabilities
     Short-term debt..............................................................              $   633          $   857
     Long-term debt...............................................................                  478              468
     Capital lease obligation.....................................................                                    58
     Above market NUG contracts...................................................                   98               99
     Accounts payable ............................................................                  362              399
     Taxes and interest accrued ..................................................                  234              144
     Dividends payable ...........................................................                   45               43
     Unrealized energy trading losses.............................................                   55               28
     Other .......................................................................                  151              184
                                                                                          -------------   --------------
                                                                                                  2,056            2,280
                                                                                          -------------   --------------

Long-term Debt....................................................................                4,123            3,689
                                                                                          -------------   --------------

Deferred Credits and Other Noncurrent Liabilities
     Deferred income taxes and investment tax credits.............................                1,552            1,548
     Above market NUG purchases...................................................                  651              674
     Capital lease obligation.....................................................                                    67
     Other........................................................................                  893              892
                                                                                          -------------   --------------
                                                                                                  3,096            3,181
                                                                                          -------------   --------------

Commitments and Contingent Liabilities............................................
                                                                                          -------------   --------------

Minority Interest.................................................................                   68               64
                                                                                          -------------   --------------

Company-obligated mandatorily redeemable preferred securities of
     subsidiary trust holding solely company debentures...........................                  250              250
                                                                                          -------------   --------------

Preferred Stock
     With sinking fund requirements...............................................                   47               47
     Without sinking fund requirements............................................                   50               50
                                                                                          -------------   --------------
                                                                                                     97               97
                                                                                          -------------   --------------
Shareowners' Common Equity
     Common stock.................................................................                    2                2
     Capital in excess of par value...............................................                1,860            1,860
     Treasury stock...............................................................                 (836)            (836)
     Earnings reinvested..........................................................                  758              654
     Accumulated other comprehensive income.......................................                  (35)             (55)
     Capital stock expense and other..............................................                  (12)             (12)
                                                                                          -------------   --------------
                                                                                                  1,737            1,613
                                                                                          -------------   --------------

                                                                                                $11,427          $11,174
                                                                                          =============   ==============

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF SHAREOWNERS' COMMON EQUITY
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

                                                                                             For the Three Months Ended
                                                                                                       March 31,
                                                                                           --------------   -------------
                                                                                               2000             1999
                                                                                           -------------    --------------
Common stock at beginning of period................................................             $      2         $      2
                                                                                           -------------    -------------
Common stock at end of period......................................................                    2                2
                                                                                           -------------    -------------

Capital in excess of par value at beginning of period..............................                1,860            1,866
     Common stock issued through the ESOP and the DRIP (a).........................                                     8
                                                                                           -------------    -------------
Capital in excess of par value at end of period....................................                1,860            1,874
                                                                                           -------------    -------------

Treasury stock at beginning of period..............................................                 (836)            (419)
                                                                                           -------------    -------------
Treasury stock at end of period....................................................                 (836)            (419)
                                                                                           -------------    -------------

Earnings reinvested at beginning of period.........................................                  654              372
      Net income (b)...............................................................                  142              120
      Cash dividends declared on common stock......................................                  (38)             (39)
                                                                                           -------------    -------------
 Earnings reinvested at end of period..............................................                  758              453
                                                                                           -------------    -------------

Accumulated other comprehensive income at beginning of period......................                  (55)              (4)
     Foreign currency translation adjustments, net of tax (benefit) of $2, ($1) (b)                   20               (7)
                                                                                           -------------    -------------
 Accumulated other comprehensive income at end of period...........................                  (35)             (11)
                                                                                           -------------    -------------

Capital stock expense at beginning of period.......................................                  (12)             (27)
                                                                                           -------------    -------------
 Capital stock expense at end of period............................................                  (12)             (27)
                                                                                           -------------    -------------

Total Shareowners' Common Equity...................................................             $  1,737         $  1,872
                                                                                           =============    =============

Common stock shares (thousands) at beginning of period (a).........................              143,697          157,412
     Common stock issued through the ESOP and the DRIP.............................                                   282
                                                                                           -------------    -------------
 Common stock shares at end of period..............................................              143,697          157,694
                                                                                           =============    =============

(a)  $.01 par value, 390,000 thousand shares authorized.  Each share entitles the holder to one vote on any question presented to any shareowners' meeting.
(b)  Statement of Comprehensive Income:
     Net income....................................................................             $    142         $    120
     Other comprehensive income, net of tax:
          Foreign currency translation adjustments.................................                   20               (7)
                                                                                           -------------    -------------
     Total other comprehensive income..............................................                   20               (7)
                                                                                           -------------    -------------
     Comprehensive income .........................................................             $    162         $    113
                                                                                           =============    =============

                                PPL CORPORATION

                  Notes to Consolidated Financial Statements
                  ------------------------------------------

     Terms and abbreviations appearing in Notes to Consolidated Financial Statements are explained in the glossary.

1. Interim Financial Statements

     Certain information in footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, has been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC. These financial statements should be read in conjunction with the financial statements and notes included in PPL's Annual Report to the SEC on Form 10-K for the year ended December 31, 1999.

     Certain amounts in the March 31, 1999 and December 31, 1999 financial statements have been reclassified to conform to the presentation in the March 31, 2000 financial statements.

2. Summary of Significant Accounting Policies

   Leases

     In March 2000, PPL Electric Utilities terminated its nuclear fuel lease and repurchased $154 million of nuclear fuel from the lessor energy trust.

3. Earnings Per Share

   Basic EPS is calculated by dividing earnings available to common shareowners ("Net Income" on PPL's Consolidated Statement of Income) by the weighted average number of common shares outstanding during the period. In the calculation of diluted EPS, weighted average shares outstanding are increased for additional shares that would be outstanding if potentially dilutive securities were converted to common stock.

   For the three months ended March 31, 2000 and March 31, 1999, the weighted average shares outstanding (in thousands) were 143,697 and 157,621, respectively. Dilutive shares had no impact on EPS in either period.

4. Segment and Related Information

     PPL's principal business segment is PPL Electric Utilities, which along with PPL EnergyPlus provides electricity delivery service in eastern and central Pennsylvania, sells retail electricity throughout Pennsylvania and in deregulated electricity markets in other states, and markets wholesale electricity in the United States and Canada. PPL's other reportable business segment, PPL Global (excluding the Montana generating assets acquired in 1999, which are owned by PPL Montana and not consolidated with PPL Global for financial reporting purposes), invests in and develops worldwide power projects, with the majority of its international investments located in the U.K., Chile, and El Salvador. PPL Global also owns and operates generating facilities in the United States. PPL Global's revenue represents equity earnings in unconsolidated affiliates, revenues from the sale of generation to wholesale customers, and revenue from the delivery of electricity to retail customers. Other operating revenues of PPL represent gas distribution, unregulated generating activities (including PPL Montana), mechanical contracting and engineering, and unregulated energy services. Financial data for PPL's business segments were as follows (millions of dollars):


                                                 Three Months
                                               Ended March 31,
                                         -------------------------
                                          2000               1999
                                         -------            ------
Income Statement data
 Operating revenues
  PPL Electric Utilities                 $ 1,127            $  968
  PPL Global                                 102                21
  Other and Eliminations                     184                78
                                         -------            ------
                                           1,413             1,067
 Depreciation and amortization
  PPL Electric Utilities                      58                58
  PPL Global                                   5
  Other and Eliminations                       5                 2
                                         -------            ------
                                              68                60
 Interest expense
  PPL Electric Utilities                      61                48
  PPL Global                                  14                 8
  Other and Eliminations                      13                 6
                                         -------            ------
                                              88                62
 Income taxes
  PPL Electric Utilities                      81                76
  PPL Global                                  (2)
  Other and Eliminations                       3                (2)
                                         -------            ------
                                              82                74
 Net income
  PPL Electric Utilities                     131               108
  PPL Global                                   8                 9
  Other and Eliminations                       3                 3
                                         -------            ------
                                         $   142            $  120

--------------------------------------------------------------------------------

                                                 Three Months
                                                Ended March 31,
                                         -------------------------
                                           2000              1999
                                         -------            ------
Cash Flow data
 Expenditures for property,
  plant & equipment
   PPL Electric Utilities                $    77            $   63
   PPL Global                                 20
   Other and Eliminations                      5                 3
                                         -------            ------
                                             102            $   66
Investment in electric energy projects
   PPL Electric Utilities
   PPL Global                                 18
   Other and Eliminations
                                         -------
                                         $    18

--------------------------------------------------------------------------------

                                  March 31,  December 31,
                                     2000         1999
                                     ----         ----
Balance Sheet data
 Cumulative net investment in
  unconsolidated affiliates
   PPL Electric Utilities          $    17       $    17
   PPL Global                          458           407
   Other and Eliminations
                                   -------       ------
                                       475           424
Total assets
   PPL Electric Utilities            9,214         9,092
   PPL Global                        1,487         1,424
   Other and Eliminations              726           658
                                   -------       -------
                                   $11,427       $11,174

5. Investments in Unconsolidated Affiliates

     PPL's investments in unconsolidated affiliates were $475 million and $424 million at March 31, 2000 and December 31, 1999, respectively. The most significant investment was PPL Global's investment in WPD, which was $338 million at March 31, 2000 and $303 million at December 31, 1999. PPL Global has a 51% equity ownership interest in WPD, but lacks voting control. Accordingly, PPL Global accounts for its investment in WPD (and other investments where it has majority ownership but lacks voting control) under the equity method of accounting.

     Summarized below is information from the financial statements of unconsolidated affiliates, included in the PPL consolidated financial statements under the equity method for the periods noted: (For purpose of comparability, the summarized information of Emel/EC, in which PPL Global acquired a controlling interest in 1999, is excluded from all periods.)


                              (in millions of dollars)
Balance Sheet Data
------------------
                                  March 31,   December 31,
                                    2000          1999
                                    ----          ----
Current Assets                     $  191        $  389
Noncurrent Assets                   3,577         3,340
Current Liabilities                   308           367
Noncurrent Liabilities              1,939         1,890

Income Statement Data
---------------------
                                        Three Months
                                       Ended March 31,
                                       ---------------
                                    2000          1999
                                    ----          ----
Revenues                           $  141        $  381
Operating Income                       65            56
Net Income                             44            26

6. Financial Instruments

     PPL entered into forward-starting interest rate swaps and treasury lock agreements with various counterparties to hedge the interest rate risk associated with anticipated debt issuances. These interest rate swap agreements involve the future exchange of floating-rate interest payments for fixed-rate interest payments over the life of the agreements. In February 2000, PPL settled $430 million notional amount of swaps in connection with a medium-term note issuance, and received net proceeds of about $15.8 million from these settlements. This amount has been deferred on the balance sheet and will subsequently be amortized over the life of the medium-term notes. At March 31, 2000, PPL agreed to pay fixed rates between 6.0625% - 7.0775% on forward-starting swaps with notional amounts of $620 million, and maturity dates between May 1, 2010 and May 31, 2030. PPL will receive a variable-rate interest payment based on either a 3-month or 6-month LIBOR rate through the maturity dates of these agreements. At March 31, 2000, PPL had also entered into U.S. treasury locks to lock in future financing rates. PPL had locked in 10-year U.S. Treasury rates of 6.125% and 6.25% on amounts of $90 million and 30-year U.S. Treasury rates of 5.882% and 6.176% on notional amounts of $90 million. The estimated fair value of these agreements, which represents the estimated amount PPL would receive if it had terminated these agreements at March 31, 2000, was $19.5 million.

     At March 31, 2000, PPL entered into $664 million notional amount of interest rate swap agreements whereby it agreed to pay a floating interest rate and receive a fixed interest rate payment. These swaps were executed with the intent of adjusting the amount of floating-rate debt carried in its liability portfolio. At March 31, 2000, the estimated fair value of these contracts, representing the amount PPL would pay if it terminated these agreements at March 31, 2000 was $4.1 million.

7. Credit Arrangements & Financing Activities

   PPL Electric Utilities issues commercial paper from time to time. At March 31, 2000, PPL Electric Utilities had $116 million of commercial paper outstanding at interest rates ranging from 6.23% to 6.60% per annum.

   PPL Capital Funding, whose purpose is to provide debt funding for PPL and its subsidiaries, also issues commercial paper. As with all PPL Capital Funding debt, this commercial paper is guaranteed by PPL. At March 31, 2000, PPL Capital Funding had $142 million of commercial paper outstanding, at interest rates ranging from 6.20% to 6.52% per annum.

   In order to enhance liquidity, PPL Electric Utilities, PPL Capital Funding and PPL (as guarantor for PPL Capital Funding) share a 364-day $750 million credit facility and a five year, $300 million credit facility, each with a group of banks. At March 31, 2000, no borrowings were outstanding under either facility.

   In February 2000, PPL Capital Funding issued $500 million of medium-term notes, with an interest rate of 7.75%, to be used for general corporate purposes including making loans to PPL subsidiaries and reducing commercial paper balances. This issuance was under the $1.2 billion shelf registration statement filed with the SEC in September 1999.

   PPL Montana had entered into $950 million of credit facilities, non-recourse to PPL, with a group of banks, including a $675 million 364-day facility and two revolving credit facilities totaling $275 million which mature in 2002. The purpose of these facilities is to provide bridge loan financing for the acquisition of the Montana assets and to fund PPL Montana's working capital needs. At March 31, 2000, $370 million of borrowings were outstanding under these facilities. In May 2000, PPL Montana reduced the amount of these credit facilities by $100 million due to lower anticipated funding needs.

8. Acquisitions and Divestitures

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

   PPL Global's acquisition of the Colstrip interests of Puget and Portland, totaling 1,057 additional megawatts, is subject to several conditions, primarily the receipt of satisfactory regulatory approvals from the state utility commissions in Washington and Oregon. The Washington Utilities and Transportation Commission issued a decision in September 1999 with respect to Puget's 735-megawatt interest in Colstrip, which Puget is disputing in the state appellate court. In February 2000, the Oregon Public Utility Commission denied Portland's application to sell its 322-megawatt interest in Colstrip, but stated that it would be willing to reconsider the decision if Portland could demonstrate sufficient additional benefits to Oregon ratepayers as a result of the sale.

   The acquisition agreements permit each party to terminate the respective agreements if closing did not occur by April 30, 2000. PPL Global and the respective sellers are still evaluating possible actions in light of the regulatory decisions. None of the parties to the acquisition agreements to date has provided written notice of intent to terminate the agreements. At this time, PPL cannot predict the timing of or the ability to complete these acquisitions.

9. Commitments and Contingent Liabilities

Nuclear Insurance

     PPL Electric Utilities is a member of certain insurance programs which provide coverage for property damage to members' nuclear generating stations. Facilities at the Susquehanna station are insured against property damage losses up to $2.75 billion under these programs. PPL Electric Utilities is also a member of an insurance program which provides insurance coverage for the cost of replacement power during prolonged outages of nuclear units caused by certain specified conditions. Under the property and replacement power insurance programs, PPL Electric Utilities could be assessed retroactive premiums in the event of the insurers' adverse loss experience. At March 31, 2000, the maximum amount PPL Electric Utilities could be assessed under these programs was about $24 million.

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

     During 1999, PPL Electric Utilities achieved seasonal (May-June) NOx reductions to 55% from 1990 levels in response to DEP's rule implementing the Northeast Ozone Transport Region's Memorandum of Understanding (OTR MOU). These reductions were achieved with operational initiatives that rely, to a large extent, on the low NOx burners installed in 1995 in compliance with the acid rain requirements.

     The DEP has proposed further seasonal (May-June) NOx reductions to 80% from 1990 levels starting in 2003. These further reductions are based on the requirements of the OTR MOU and two EPA ambient ozone initiatives: the September 1998 EPA SIP-call issued under Section 110 of the Clean Air Act, requiring reductions from 22 eastern states, including Pennsylvania; and the EPA's approval of petitions filed by Northeastern states, requiring reductions from sources in 12 Northeastern states and D.C., including PPL Electric Utilities' sources. Despite various court challenges to the EPA initiatives, the PA DEP is expected to move forward with the 2003 NOx reductions based on the OTR MOU. PPL Electric Utilities estimates that the 2003 NOx reductions will be achieved with the installation of SCR technology on PPL Electric Utilities' three largest units.

     The EPA has also developed new standards for ambient levels of fine particulates. These standards were challenged and remanded to EPA by the D.C. Circuit Court in 1999. The new particulates standard, if finalized, may require further reductions in SO2 for certain PPL subsidiaries and may expand the planned seasonal NOx reductions at PPL Electric Utilities' plants to year-round commencing in 2010-2012.

     Under the Clean Air Act, the EPA has been studying the health effects of hazardous air emissions from power plants and other sources, in order to determine what emissions should be regulated. The EPA has concluded that mercury is the power plant air toxin of greatest concern, but that more evaluation is needed before it can determine whether it must be regulated. The EPA is now seeking mercury and chlorine sampling and other data from electric generating units, including those operated by PPL subsidiaries.

     The EPA recently initiated enforcement actions against eight utilities, asserting that older, coal-fired power plants operated by those utilities have, over the years, been modified in ways that subject them to more stringent "New Source" requirements under the Clean Air Act. The EPA also has threatened similar enforcement action with respect to plants operated by other, unnamed utilities, as well as facilities in other industries. PPL at this time is unable to predict whether such EPA enforcement actions will be brought with respect to any of its affiliated plants. Compliance with any such EPA enforcement actions could result in additional capital and operating expenses in amounts which are not now determinable, but which could be significant.

     The EPA is also proposing to revise its regulations in a way that will require power plants to meet "New Source" performance standards and/or undergo "New Source" review for many maintenance and repair activities that are currently exempted as routine.

     Expenditures to meet the 2000 acid rain and 2003 NOx reduction requirements are included in the table of projected construction expenditures in the section entitled "Financial Condition - Capital Expenditure Requirements" in the Review of the Financial Condition and Results of Operations in PPL's 1999 Form 10-K. PPL Electric Utilities currently estimates that additional capital expenditures and operating costs for environmental compliance under the Clean Air Act will be incurred beyond 2002 in amounts which are not now determinable, but which could be significant.

     Water and Residual Waste
     ------------------------

     The final NPDES permit for the PPL Electric Utilities' Montour plant contains stringent limits for iron and chlorine discharges. Depending on the results of a toxic reduction study, additional water treatment facilities or operational changes may be needed at this plant.

     Capital expenditures through the year 2003 to correct groundwater degradation at fossil-fueled generating stations and to address waste water control at PPL Electric Utilities' facilities pursuant to DEP regulations are included in the table of construction expenditures in the section entitled "Financial Condition - Capital Expenditure Requirements" in the Review of the Financial Condition and Results of Operations in the 1999 10-K. In this regard, PPL Electric Utilities currently estimates that about $6 million of additional capital expenditures may be required in the next four years to close some of the ash basins and address other ash basin issues at various generating plants. Additional capital expenditures could be required beyond the year 2003 in amounts which are not now determinable, but which could be significant. Actions taken to correct groundwater degradation and to address waste water control are also expected to result in increased operating costs in amounts which are not now determinable, but which could be significant.

     Superfund and Other Remediation
     -------------------------------

     In 1995, PPL Electric Utilities entered into a consent order with the DEP to address a number of sites where PPL Electric Utilities may be liable for remediation. This may include potential PCB contamination at certain PPL Electric Utilities substations and pole sites; potential contamination at a number of coal gas manufacturing facilities formerly owned and operated by PPL Electric Utilities; and oil or other contamination which may exist at some of PPL Electric Utilities' former generating facilities. As of March 31, 2000, PPL Electric Utilities has completed work on approximately two-thirds of the sites included in the consent order.

     In 1996, PPL Gas Utilities entered into a similar consent order with the DEP to address a number of its sites where PPL Gas Utilities may be liable for remediation. The sites primarily include former coal gas manufacturing facilities. Prior to PPL acquiring PPL Gas Utilities in August 1998, PPL Gas Utilities had obtained a "no further action" determination from the DEP for two of the 20 sites covered by the order.

     At March 31, 2000, PPL Electric Utilities and PPL Gas Utilities had accrued approximately $22 million, representing the estimated amounts they will have to spend for site remediation, including those sites covered by each company's consent orders mentioned above.

     In October 1999, the Montana Supreme Court held in favor of several citizens' groups that the right to a clean and healthful environment is a fundamental right guaranteed by the Montana Constitution. The court's ruling could result in significantly more stringent environmental laws and regulations as well as an increase in citizens' suits under Montana's environmental laws. The effect on PPL Montana of any such changes in laws or regulations or any such increase in citizen suits is not currently determinable, but could be significant.

     Future cleanup or remediation work at sites currently under review, or at sites not currently identified, may result in material additional operating costs for PPL subsidiaries that cannot be estimated at this time. Under the Montana Power acquisition agreement, PPL Montana has been indemnified by the Montana Power Company for any pre-acquisition environmental liabilities. However, this indemnification is conditioned on certain circumstances that can result in PPL Montana and the Montana Power Company sharing in certain costs within limits set forth in the agreement.

     General
     -------

     Due to the environmental issues discussed above or other environmental matters, PPL subsidiaries may be required to modify, replace or cease operating certain facilities to comply with statutes, regulations and actions by regulatory bodies or courts. In this regard, PPL subsidiaries also may incur capital expenditures, operating expenses and other costs in amounts which are not now determinable, but which could be significant.

Loan Guarantees of Affiliated Companies

     PPL provides certain guarantees for its subsidiaries. Specifically, PPL guarantees all of the debt of PPL Capital Funding. As of March 31, 2000, PPL had guaranteed $1.1 billion of medium-term notes and $142 million of commercial paper issued by PPL Capital Funding. PPL had also provided loan guarantees to PPL Global subsidiaries, totaling $118 million at March 31, 2000. Additionally, PPL had guaranteed certain obligations of PPL EnergyPlus for up to $252 million under power purchase and sales agreements.

     At March 31, 2000, PPL Electric Utilities had provided a guarantee in the amount of $12 million in support of one of its subsidiaries.

                                PPL Corporation
                                ---------------

Item 2. Management's Discussion and Analysis of Financial Condition
        -----------------------------------------------------------
        and Results of Operations
        -------------------------

     This discussion should be read in conjunction with the section entitled "Review of the Financial Condition and Results of Operations of PPL Corporation and PPL Electric Utilities Corporation" in PPL's and PPL Electric Utilities' Annual Report to the SEC on Form 10-K for the year ended December 31, 1999. Terms and abbreviations appearing in Management's Discussion and Analysis of Financial Condition and Results of Operations are explained in the glossary.

                             Results of Operations
                             ---------------------

     The following discussion explains significant changes in principal items on the Consolidated Statement of Income, comparing the three months ended March 31, 2000, to the comparable period in 1999.

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

Earnings

     Earnings per share were $.99 during the three months ended March 31, 2000. These earnings were $.23 per share, or about 30%, higher than the $.76 per share earned in the first quarter of 1999.

     This earnings improvement was primarily attributable to higher earnings of PPL Electric Utilities, resulting from increased margins from energy marketing and trading activities, an end of the one-year 4% rate reduction for delivery customers, and lower other operation expenses. The first quarter earnings improvement also reflects the initial earnings contribution of PPL Montana, higher earnings of PPL Gas Utilities, and the benefit of fewer common shares outstanding as a result of stock repurchase programs. These earnings gains were partially offset by higher levels of interest expense.

Electric Energy Sales

     PPL Electric Utilities' electricity sales for the first quarter of 2000 and 1999 were as follows:

                                                             Three Months
                                                            Ended March 31,
                                                           ----------------
                                                            2000       1999
                                                            ----       ----
                                                            (Millions of kWh)
Electricity delivered to retail customers by PPL (a)        9,452      9,191
Less:  Electricity supplied by others                       1,909      1,779
                                                           ------      -----
Electricity supplied to retail customers by PPL as PLR      7,543      7,412
Electricity supplied to retail customers by
  PPL EnergyPlus                                            3,290      1,473
                                                           ------      -----
Total electricity supplied to retail customers (a)         10,833      8,885
Wholesale electricity sales                                 9,539      8,932

(a) kWh for customers residing in PPL Electric Utilities' service territory who are receiving energy from PPL Electric Utilities or PPL EnergyPlus will be reflected in both of these categories.

     Beginning on January 1, 1999, Pennsylvania electric customers were allowed to choose their electricity supplier under the Customer Choice Act. Customers making this choice continue to have their electricity delivered by the utility that serves their territory.

     Electricity delivered to retail customers in the three months ended March 31, 2000, increased by 261 million kWh, or 2.8%, from the comparable period in 1999. This increase reflects higher usage by commercial and residential customers.

     Electricity supplied to retail customers increased by 1,948 million kWh, or 21.9%, when comparing the three months ended March 31, 2000, to the same period in 1999. Total electricity supplied has increased as the competitive electricity supply market has expanded. PPL EnergyPlus is now in its second year of supplying electricity to customers throughout Pennsylvania, and also supplies electricity in New Jersey, Delaware and Maine. PPL EnergyPlus is also a licensed electricity supplier in Montana and Maryland, and has filed for licenses to serve customers in Connecticut, Massachusetts and Rhode Island.

     Wholesale electricity sales, which includes sales to other utilities and energy marketers through contracts, spot market transactions or power pool arrangements, increased by 607 million kWh in the three months ending March 31, 2000, when compared to the same period in 1999. This increase was primarily the result of increased activity of the Energy Marketing Center in the wholesale market, offset somewhat by the expiration of bulk power contracts.

Operating Revenues

Electric
--------

     The increase (decrease) in revenues from electric operations was attributable to the following:

                                                 Three Months Ended
                                                 ------------------
                                         March 31, 2000 vs. March 31, 1999
                                         ---------------------------------
                                               (Millions of Dollars)
Retail Electric Revenue
  PPL Electric Utilities - electric
    delivery and PLR load                              $  (6)
  PPL EnergyPlus - electric
    generation supply                                     57
  PPL Global - Emel/EC - electric
    delivery                                              65
  Other                                                    6
                                                       -----
                                                       $ 122
                                                       =====

     Operating revenues from retail electric operations increased by $122 million, or 18.3%, for the three months ended March 31, 2000, when compared to the same period in 1999. This increase, in part, reflects the increase in PPL EnergyPlus' supply sales. The difference in volume, up almost 70%, is primarily due to the expansion of PPL EnergyPlus' marketing efforts. PPL EnergyPlus per-unit revenues also increased by 6% for the same period. PPL Electric Utilities' revenues were negatively impacted by an increase in customers shopping for alternate electricity suppliers. This negative impact was partially offset by the termination of a one-year, 4% rate reduction for electric delivery customers in Pennsylvania. Finally, PPL Global consolidated Emel/EC beginning in the third quarter of 1999. For the first quarter of year 2000, Emel/EC recorded retail revenues of $65 million.

Natural Gas and Propane
-----------------------

     The increase in revenues from natural gas and propane was attributable to the following:
                                             Three Months Ended
                                             ------------------
                                        March 31, 2000 vs. March 31, 1999
                                        ---------------------------------
                                             (Millions of Dollars)

PPL Gas Utilities                                   $  2
PPL EnergyPlus                                        10
                                                    ----
                                                    $ 12
                                                    ====

     Both PPL Gas Utilities and PPL EnergyPlus had higher retail gas sales in the first quarter of 2000, compared with the same period in 1999.

Wholesale Energy Marketing and Trading
--------------------------------------

     The increase (decrease) in revenues from wholesale energy marketing and trading activities was attributable to the following:

                                              Three Months Ended
                                              ------------------
                                       March 31, 2000 vs. March 31, 1999
                                       ---------------------------------
                                            (Millions of Dollars)

 PPL Electric Utilities
  Bilateral Sales                                  $  79
  PJM                                                (13)
  Cost-based contracts                                (9)
  Gas & oil sales                                     38
  Other                                               (3)
PPL Montana                                           60
PPL Global                                             8
Other                                                  4
                                                   -----
                                                   $ 164
                                                   =====

     Operating revenues from wholesale energy marketing and trading increased by $164 million for the three months ended March 31, 2000, when compared to the same period in 1999.

     The change in PPL Electric Utilities' bilateral revenues in the first quarter of 2000 compared with the first quarter of 1999 reflects an increase in market pricing and energy sales to other counterparties.

     The increase in PPL Electric Utilities' gas revenues is attributed to a 60% increase in wholesale gas prices in the first quarter of 2000 compared with the first quarter of 1999.

     PPL acquired its Montana generating assets in December 1999. The results of PPL Montana, including revenues and associated costs from electric operations, have been recorded subsequent to acquisition. Wholesale revenues of PPL Global are related to its operation of Penobscott Hydro, which was acquired in May 1999.

Energy Related Businesses

     Energy related businesses contributed $21 million and $17 million to the operating income of PPL for the three months ended March 31, 2000 and 1999, respectively. The improvement in 2000 over 1999 primarily reflects PPL Global's higher equity earnings from WPD, and additional operating income provided by PPL Spectrum and the mechanical contractor and engineering subsidiaries. Energy related businesses are expected to provide an increasing share of PPL's future earnings.

Energy Purchases

     Energy purchases for retail load and wholesale transactions increased by $197 million during the first three months of 2000, compared with the same period in 1999. About $53 million of this increase was due to the consolidation of Emel/EC by PPL Global beginning in the third quarter of 1999. Therefore, the first quarter of 2000 includes purchases by Emel/EC to serve their customer base. About $12 million of the increase was due to the power purchases and related transmission expenses of PPL Montana, which was acquired in December 1999.

     Excluding these amounts, energy purchases increased by $132 million, or about 50%, during the first quarter of 2000 over 1999. This increase reflects higher purchases of electricity and gas from other utilities to support PPL EnergyPlus' retail electric and gas activities. This increase was partially offset by implementation of mark-to-market accounting on energy trading transactions in the first quarter of 1999.

Other Operation Expenses

     Other operation expenses increased by $8 million for the three months ended March 31, 2000 when compared with the same period in 1999.

     The other operation expenses for the three months ended March 31, 2000 include about $18 million related to the operations of PPL Montana and Emel/EC. PPL Montana was acquired in December 1999, and PPL Global consolidated Emel/EC beginning in the third quarter of 1999. As such, there are no other operation expenses recorded for these operations for the three months ended March 31, 1999.

     After eliminating the other operation expenses of PPL Montana and Emel/EC, such expenses decreased by $10 million for the three months ended March 31, 2000 when compared with the same period in 1999. Most of this decrease was realized by PPL Electric Utilities, primarily due to lower load dispatching activities for system control, medical costs for active employees (due to timing of expenses) and pension plan costs.

Maintenance Expenses

     Maintenance expenses increased by $7 million for the three months ended March 31, 2000, compared with the same period in 1999. About $3 million of this increase was due to PPL Global's consolidation of Emel/EC beginning in the third quarter of 1999. Another $3 million of the increase was due to the acquisition of PPL Montana. After eliminating these expenses from the first quarter of 2000, maintenance expenses were essentially unchanged compared with the three months ended March 31, 1999.

Depreciation and Amortization

     Depreciation and amortization expenses increased by $8 million for the three months ended March 31, 2000, compared with the same period in 1999. One-half of this increase was due to PPL Global's consolidation of Emel/EC beginning in the third quarter of 1999. The remaining increase was due to the acquisition of PPL Montana in December 1999. After eliminating these expenses from the first quarter of 2000, depreciation and amortization were essentially unchanged compared with the three months ended March 31, 1999.

Income Taxes

     Income taxes increased by $8 million for the three months ended March 31, 2000, when compared to the same period in 1999. The change was primarily due to the increase in PPL's pre-tax book income.

Financing Costs

     Interest expense was $26 million higher during the three months ended March 31, 2000, compared with the same period in 1999. This was primarily due to the issuance of transition bonds in August 1999 and medium-term notes in February 2000, as well as the financing of PPL Montana (acquired in December 1999) and the consolidation of Emel/EC beginning in the third quarter of 1999.

                              Financial Condition
                              -------------------

Energy Marketing and Trading Activities

     PPL's subsidiaries purchase and sell electric capacity and energy at the wholesale level under their FERC market-based tariffs. PPL's subsidiaries also have entered into agreements to sell firm capacity or energy under their market-based tariffs to certain entities located inside and outside of the PJM power pool. PPL's subsidiaries enter into these agreements to market available energy and capacity from their generating assets and to profit from market price fluctuations. PPL's subsidiaries are actively managing their portfolios to attempt to capture the opportunities and limit their exposure to volatile prices. PPL's subsidiaries also purchase and sell energy futures contracts as well as other commodity-based financial instruments in accordance with risk management objectives and strategies.

Market Risk Sensitive Instruments

     Commodity Price Risk
     --------------------

     PPL uses various methodologies to simulate forward price curves in the energy markets to estimate the size and probability of changes in market value resulting from commodity price movements. The methodologies require several key assumptions, including selection of confidence levels, the holding period of the commodity positions, and the depth and applicability to future periods of historical commodity price information. As of March 31, 2000, PPL Electric Utilities estimated that a 10% adverse movement in market prices across all geographic areas and time periods could have decreased the value of PPL Electric Utilities' trading portfolio by approximately $2 million. For PPL Electric Utilities' non-trading portfolio, a 10% adverse movement in market prices across all geographic areas and time periods could have decreased the value of PPL Electric Utilities' non-trading portfolio by approximately $27 million at March 31, 2000. However, this would have been offset by an increase in the value of the underlying commodity, the electricity generated. Also at March 31,

2000, PPL Montana estimated that a 10% adverse movement in market prices could have decreased the value of PPL Montana's non-trading portfolio by approximately $14 million. This decrease would have been offset by an increase in the underlying commodity, the electricity generated. At March 31, 2000, PPL Montana had no trading transactions as defined under EITF 98-10 "Accounting for Contracts Involved in Energy Trading and Risk Management Activities". In addition to commodity price risk, PPL's commodity positions are also subject to operational and event risks such as increases in load demand and forced outages at generating plants.

     Interest Rate Risk
     ------------------

     PPL and its subsidiaries have issued debt to finance operations. Also, PPL has issued debt to provide funds for unregulated energy investments, which also increases interest rate risk. PPL manages its interest rate risk by using financial derivative products to adjust the mix of fixed and floating-rate interest rates in its debt portfolios, adjusting the duration of its debt portfolios and locking in U.S. treasury rates (and interest rate spreads over treasuries) in anticipation of future financing, when appropriate. Risk limits are designed to balance risk exposure to volatility in interest expense and losses in the fair value of PPL's debt portfolio due to changes in the absolute level of interest rates. See Note 6 to Financial Statements for a discussion of financial derivative instruments outstanding at March 31, 2000.

     PPL's potential annual exposure to increased interest expense due to a 10% increase in interest rates was estimated at $6 million at March 31, 2000.

     PPL is also exposed to changes in the fair value of its debt portfolio. At March 31, 2000, PPL estimated that its potential exposure to a change in the fair value of its debt portfolio through a 10% adverse movement in interest rates was about $68 million.

        PPL utilizes various risk management instruments to reduce its exposure to adverse interest rate movements for future anticipated financings. While PPL is exposed to changes in the fair value of these instruments, they are designed such that any economic loss in value should be offset by interest rate savings at the time the future anticipated financing is completed. At March 31, 2000, PPL estimated its potential exposure to a change in the fair value of these instruments through a 10% adverse movement in interest rates at $38 million.

     Market events that are inconsistent with historical trends could cause actual results to exceed estimated levels.

     Nuclear Decommissioning Fund - Securities Price Risk
     ----------------------------------------------------

     PPL Electric Utilities maintains trust funds, as required by the NRC, to fund certain costs of decommissioning Susquehanna. At March 31, 2000, these funds were invested primarily in domestic equity securities and fixed rate, fixed income securities and are reflected at fair value on the Consolidated Balance Sheet. The mix of securities is designed to provide returns to be used to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs. However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the value of fixed rate, fixed income securities are exposed to changes in interest rates. PPL Electric Utilities actively monitors the investment performance and periodically reviews asset allocation in accordance with PPL Electric Utilities' nuclear decommissioning trust policy statement. A hypothetical 10% increase in interest rates and 10% decrease in equity prices would have resulted in an estimated $19.3 million reduction in the fair value of the trust assets at March 31, 2000.

Acquisitions and Divestitures

     Refer to Note 8 to the Financial Statements for information regarding Acquisitions and Divestitures.

     At March 31, 2000, PPL Global had investments in foreign and domestic facilities, including investments in Emel/EC, DelSur, and Penobscot Hydro (that are consolidated in PPL Global's financial statements), but excluding PPL Montana. PPL Global continues to pursue opportunities to develop and acquire electric generation, transmission and distribution facilities in the U.S. and abroad.

Financing Activities

     In February 2000, PPL Capital Funding issued $500 million of medium-term notes in the form of 7.75% Series due 2005. This issuance used $500 million of the $1.2 billion SEC shelf registration statement filed in September 1999. At the time of issuance, PPL also settled a number of forward-starting swaps that had been entered into in a lower interest rate environment as a means to lock-in interest rates and limit exposure to increasing interest rates, all pursuant to PPL's interest rate risk management program. PPL received net proceeds of $15.8 million from the settlement of these contracts, which were deferred on the balance sheet and are being amortized over the life of the medium-term notes. The effective interest rate on the medium-term notes was reduced by approximately 75 basis points as a result of this hedging activity. Also, in conjunction with this transaction, PPL swapped $350 million notional amount of these notes from fixed to floating-rate instruments, with an initial average rate of three-month LIBOR plus 45 basis points, to adjust the amount of floating-rate debt carried in its liability portfolio.

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

     On March 30, 2000, PPL Electric Utilities deposited with the trustee $27.6 million for the redemption of all of its outstanding First Mortgage Bonds, 9-1/4% Series due 2019, at par through the maintenance and replacement fund provisions of its Mortgage. The bonds were redeemed and retired on April 1, 2000.

Financing and Liquidity

     Cash and cash equivalents increased by an additional $82 million during the three months ended March 31, 2000, compared with the same period in 1999. The reasons for this change were:

     o    A $3 million increase in cash provided by operating activities.

     o A $21 million increase in cash used in investing activities, primarily due to PPL Global's increase in expenditures for property, plant and equipment (largely due to the consolidation of Emel/EC) and investments in electric energy projects.

     o A $100 million decrease in cash used in financing activities. This decrease was due to additional issuance of medium-term notes, offset by the termination of the nuclear fuel lease and a net reduction in short-term debt balances.

Financial Indicators

     Earnings for the twelve months ended March 31, 2000 and 1999 were impacted by one-time adjustments, which are listed in the "Earnings" discussion in the Results of Operations of PPL's Form 10-K for the year ended December 31, 1999. The following financial indicators reflect the elimination of these impacts from earnings, and provide an additional measure of the underlying earnings performance of PPL and its subsidiaries:


                                                       12 Months Ended March 31,
                                                       -------------------------
                                                             2000      1999
                                                             ----      ----
Earnings per share, as adjusted                            $  2.54   $  2.02

Return on average common equity                              20.32%    11.79%

Ratio of pre-tax income to interest charges                   2.97      3.25

Dividends declared per share                               $1.0150   $1.1675

Environmental Matters

     See Note 9 to Financial Statements for a discussion of environmental matters.

Increasing Competition

     The electric utility industry has experienced, and will continue to experience, a significant increase in the level of competition in the energy supply market at both the state and federal level. Refer to PPL's 1999 Form 10-K for a discussion of state and federal activities in this regard.

     PPL EnergyPlus is serving industrial and commercial customers in Pennsylvania, New Jersey, Delaware, Maine and Montana. PPL EnergyPlus is licensed to sell energy in Maryland and has filed applications for licensing in Massachusetts, Rhode Island and Connecticut.

Proposed Corporate Realignment

     In September 1999, the Boards of Directors of PPL and PPL Electric Utilities approved the initiation of a corporate realignment, in order to better position PPL and its subsidiaries in the new competitive marketplace. This realignment includes the following key features:

     o The transfer of all of PPL Electric Utilities' electric generating facilities and related assets to new generating subsidiaries of PPL, under a new unregulated generation company. In order to effect this transfer, these assets will be released from PPL Electric Utilities' Mortgage.

     o The transfer of PPL Electric Utilities' wholesale energy marketing business to PPL EnergyPlus, which will be the wholesale and retail energy marketing subsidiary of PPL and will no longer be a subsidiary of PPL Electric Utilities.

     o The transfer of the U.S. electric generating subsidiaries of PPL Global to the new generation company.

     Upon completion of this corporate realignment, PPL Electric Utilities' principal business will be the transmission and distribution of electricity to serve retail customers in its franchised territory in eastern and central Pennsylvania. PPL Global's principal business will be the acquisition or development of both U.S. and international energy projects and the ownership of international energy projects. Other subsidiaries of PPL and PPL Electric Utilities will generally be aligned in the new corporate structure according to their principal business functions.

     The proposed corporate realignment is subject to approval from the PUC, the FERC and the NRC, as well as certain third-party consents. In December 1999, the company filed applications for these regulatory approvals. Several protests and petitions to intervene were filed in these proceedings, raising a variety of issues associated with the corporate realignment. In April 2000, the PUC approved the proposed realignment. The FERC also has rendered several of the necessary approvals. Subject to receipt of the remaining approvals, PPL expects to complete the corporate realignment in mid-2000.

Year 2000

     PPL successfully addressed the Year 2000 issue, including the handling of the February 29, 2000 leap year issue. Based upon present assessments, PPL Electric Utilities estimates that it incurred approximately $13 million in Year 2000 remediation costs. These costs were expensed as incurred.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------

     Reference is made to "Commodity Price Risk," in Review of Financial Condition and Results of Operations.

              PPL ELECTRIC UTILITIES CORPORATION AND SUBSIDIARIES

PPL ELECTRIC UTILITIES CORPORATION AND SUBSIDIARIES
---------------------------------------------------
Item 1. Financial Statements
----------------------------
     In the opinion of PPL Electric Utilities, the unaudited financial statements included herein reflect all adjustments necessary to present fairly the Consolidated Balance Sheet as of March 31, 2000 and December 31, 1999, and the Consolidated Statement of Income and Consolidated Statement of Cash Flows for the periods ended March 31, 2000 and 1999. All nonutility operating transactions are included in "Other Income" in PPL Electric Utilities' Consolidated Statement of Income.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(Millions of Dollars)

                                                                                                  Three Months
                                                                                                 Ended March 31,
                                                                                        ----------------------------------
                                                                                             2000              1999
                                                                                        ---------------   ----------------
Operating Revenues
  Electric.......................................................................                 $722               $667
  Natural gas....................................................................                   11                  1
  Wholesale energy marketing and trading.........................................                  388                296
  Energy related businesses......................................................                    6                  4
                                                                                        --------------    ---------------
  Total..........................................................................                1,127                968
                                                                                        --------------    ---------------

Operating Expenses
  Operation
   Electric fuel.................................................................                  112                123
   Energy purchases for retail load and wholesale................................                  391                266
   Other.........................................................................                  135                147
   Amortization of recoverable transition costs..................................                   63                 45
  Maintenance....................................................................                   39                 38
  Depreciation and amortization..................................................                   58                 58
  Taxes, other than income ......................................................                   55                 50
  Energy related businesses .....................................................                    6                  4
                                                                                        --------------    ---------------
  Total..........................................................................                  859                731
                                                                                        --------------    ---------------

Operating Income ................................................................                  268                237
                                                                                        --------------    ---------------

Other Income.....................................................................                   11                  7
                                                                                        --------------    ---------------

Income Before Interest and Income Taxes..........................................                  279                244

Interest Expense.................................................................                   61                 48
                                                                                        --------------    ---------------
Income Before Income Taxes.......................................................                  218                196

Income Taxes ....................................................................                   81                 76
                                                                                        --------------    ---------------

Net Income Before Dividends on Preferred Stock...................................                  137                120

Dividends on Preferred Stock.....................................................                    6                 12
                                                                                        --------------    ---------------

Earnings Available to PPL Corporation............................................                 $131               $108
                                                                                        ==============    ===============

          The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

                                                                                                   Three Months
                                                                                                  Ended March 31,
                                                                                           ------------------------------
                                                                                                2000            1999
                                                                                           -------------   -------------
Net Cash Provided by Operating Activities........................................                  $ 106           $ 147

Cash Flows From Investing Activities
  Expenditures for property, plant and equipment.................................                    (77)            (63)
  Sale of nuclear fuel to trust..................................................                     27              11
  Loan to parent.................................................................                     13
  Other investing activities - net...............................................                      2               4
                                                                                           -------------   -------------
    Net cash used in investing activities........................................                    (35)            (48)
                                                                                           -------------   -------------
Cash Flows From Financing Activities
  Retirement of long-term debt...................................................                   (61)
  Deposit of funds for the retirement of long-term debt..........................                   (28)
  Termination of nuclear fuel lease..............................................                  (154)
  Payments on capital lease obligation...........................................                   (11)            (14)
  Payment of common and preferred dividends......................................                   (44)            (89)
  Net increase in short-term debt................................................                   212              10
                                                                                           -------------   -------------
    Net cash used in financing activities........................................                    (86)            (93)
                                                                                           -------------   -------------

Net Increase (Decrease) in Cash and Cash Equivalents                                                 (15)              6
Cash and Cash Equivalents at Beginning of Period.................................                     52              31
                                                                                           -------------   -------------
Cash and Cash Equivalents at End of Period.......................................                  $  37           $  37
                                                                                           =============   =============

Supplemental Disclosures of Cash Flow Information
 Cash paid (received) during the period for:
  Interest (net of amount capitalized)...........................................                  $  56           $  46
  Income taxes...................................................................                    ($3)          $  12

     The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)

                                                                                             March 31,          December 31,
                                                                                               2000                 1999
                                                                                            (Unaudited)           (Audited)
                                                                                            -----------         ------------
Assets

Current Assets
  Cash and cash equivalents.............................................................       $     37             $     52
  Accounts receivable (less reserve: 2000, $21; 1999, $18)..............................            328                  274
  Unbilled revenues.....................................................................            287                  275
  Fuel, materials and supplies - at average cost........................................            164                  175
  Prepayments...........................................................................            171                   87
  Unrealized energy trading gains.......................................................             48                   26
  Other.................................................................................            131                   78
                                                                                            -----------         ------------
                                                                                                  1,166                  967
                                                                                            -----------         ------------

Investments
  Loan to parent and its affiliates....................................................             476                  489
  Nuclear plant decommissioning trust fund.............................................             269                  255
  Investment in unconsolidated affiliate at equity.....................................              17                   17
  Other................................................................................              12                   15
                                                                                            -----------         ------------
                                                                                                    774                  776
                                                                                            -----------         ------------

Property, Plant and Equipment
  Electric utility plant in service - net
       Transmission and distribution...................................................           2,187                2,193
       Generation......................................................................           1,628                1,620
       General.........................................................................             210                  208
                                                                                            -----------         ------------
                                                                                                  4,025                4,021
  Construction work in progress - at cost..............................................             132                  139
  Nuclear fuel owned and leased - net .................................................             136                  139
                                                                                            -----------         ------------
       Electric utility plant - net....................................................           4,293                4,299
  Gas and oil utility plant - net......................................................              26                   26
  Other property - net.................................................................              20                   20
                                                                                            -----------         ------------
                                                                                                  4,339                4,345
                                                                                            -----------         ------------

Regulatory Assets and Other Noncurrent Assets
  Recoverable transition costs.........................................................           2,591                2,647
  Other................................................................................             344                  357
                                                                                            -----------         ------------
                                                                                                  2,935                3,004
                                                                                            -----------         ------------

                                                                                               $  9,214             $  9,092
                                                                                            ===========         ============

 The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)

                                                                                      March 31,     December 31,
                                                                                         2000           1999
                                                                                     (Unaudited)      (Audited)
                                                                                     -----------    ------------
Liabilities and Equity

Current Liabilities
  Short-term debt.................................................................       $   116         $   183
  Short-term debt payable to affiliate............................................           279
  Long-term debt..................................................................           357             352
  Capital lease obligation........................................................                            58
  Above market NUG contracts......................................................            98              99
  Accounts payable................................................................           228             284
  Taxes and interest accrued......................................................           209             116
  Dividends payable...............................................................             6               6
  Unrealized energy trading losses................................................            54              28
  Other...........................................................................           130             162
                                                                                     -----------    ------------
                                                                                           1,477           1,288
                                                                                     -----------    ------------

Long-term debt....................................................................         3,087           3,153
                                                                                     -----------    ------------

Deferred Credits and Other Noncurrent Liabilities
  Deferred income taxes and investment tax credits................................         1,528           1,528
  Above market NUG purchases......................................................           651             674
  Capital lease obligation........................................................                            67
  Other...........................................................................           735             739
                                                                                     -----------    ------------
                                                                                           2,914           3,008
                                                                                     -----------    ------------
Commitments and Contingent Liabilities............................................
                                                                                     -----------    ------------

Company-obligated mandatorily redeemable preferred securities of
  subsidiary trust holding solely company debentures..............................           250             250
                                                                                     -----------    ------------

Preferred stock
  With sinking fund requirements..................................................            47              47
  Without sinking fund requirements...............................................            50              50
                                                                                     -----------    ------------
                                                                                              97              97
                                                                                     -----------    ------------
Shareowner's Common Equity
  Common stock....................................................................         1,476           1,476
  Additional paid-in capital......................................................            55              55
  Treasury stock..................................................................          (632)           (632)
  Earnings reinvested.............................................................           512             419
  Accumulated other comprehensive income..........................................            (6)             (6)
  Capital stock expense and other.................................................           (16)            (16)
                                                                                     -----------    ------------
                                                                                           1,389           1,296
                                                                                     -----------    ------------

                                                                                         $ 9,214         $ 9,092
                                                                                     ===========    ============

  The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF SHAREOWNER'S COMMON EQUITY
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

                                                                                           For the Three Months Ended
                                                                                                    March 31,
                                                                                          ----------------------------
                                                                                             2000              1999
                                                                                          -----------       ----------
Common stock at beginning of period....................................................      $  1,476         $  1,476
                                                                                          -----------       ----------
Common stock at end of period..........................................................         1,476            1,476
                                                                                          -----------       ----------

Additional paid-in capital at beginning of period .....................................            55               70
                                                                                          -----------       ----------
Additional paid-in capital at end of period............................................            55               70
                                                                                          -----------       ----------

Treasury stock at beginning of period..................................................          (632)
                                                                                          ------------      ----------
Treasury stock at end of period........................................................          (632)
                                                                                          -----------       ----------

Earnings reinvested at beginning of period.............................................           419              210
     Net income (b)....................................................................           131              108
     Cash dividends declared on common stock...........................................           (38)             (77)
                                                                                          -----------       ----------
Earnings reinvested at end of period...................................................           512              241
                                                                                          -----------       ----------

Accumulated other comprehensive income at beginning of period..........................            (6)              (6)
                                                                                          -----------       ----------
Accumulated other comprehensive income at end of period................................            (6)              (6)
                                                                                          -----------       ----------

Capital stock expense at beginning of period...........................................           (16)             (20)
                                                                                          -----------       ----------
Capital stock expense at end of period.................................................           (16)             (20)
                                                                                          -----------       ----------

Total Shareowner's Common Equity.......................................................      $  1,389         $  1,761
                                                                                          ===========       ==========

Common stock shares (thousands) at beginning of period (a).............................       102,230          157,300
                                                                                          -----------       ----------
Common stock shares at end of period...................................................       102,230          157,300
                                                                                          ===========       ==========

(a)  No par value.  170,000 thousand shares authorized.  All common shares of PPL Electric Utilities stock are owned by PPL.
(b)  Statement of Comprehensive Income:
     Net income........................................................................      $    131         $    108
     Total other comprehensive income..................................................
                                                                                          -----------       ----------
     Comprehensive Income..............................................................      $    131         $    108
                                                                                          ===========       ==========


 The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements

                       PPL ELECTRIC UTILITIES CORPORATION
                       ----------------------------------

                   Notes to Consolidated Financial Statements
                   ------------------------------------------

     Terms and abbreviations appearing in Notes to Consolidated Financial Statements are explained in the glossary.

1.  Interim Financial Statements

     Certain information in footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, has been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC. These financial statements should be read in conjunction with the financial statements and notes included in PPL Electric Utilities' Annual Report to the SEC on Form 10-K for the year ended December 31, 1999.

     Certain amounts in the March 31, 1999 and December 31, 1999 financial statements have been reclassified to conform to the presentation in the March 31, 2000 financial statements.

2.  Summary of Significant Accounting Policies

Leases

     In March 2000, PPL Electric Utilities terminated its nuclear fuel lease and repurchased $154 million of nuclear fuel from the lessor energy trust.

3.  Credit Arrangements & Financing Activities

     PPL Electric Utilities issues commercial paper from time to time. At March 31, 2000, PPL Electric Utilities had $116 million of commercial paper outstanding at interest rates ranging from 6.23% to 6.60% per annum. At March 31, 2000, PPL Electric Utilities also had $279 million of notes payable to an affiliate.

     In order to enhance liquidity, PPL Electric Utilities, PPL Capital Funding and PPL (as guarantor for PPL Capital Funding) share a 364-day $750 million credit facility and a five year $300 million credit facility, each with a group of banks. At March 31, 2000, no borrowings were outstanding under either facility.

4. Commitments and Contingent Liabilities

Nuclear Insurance

     PPL Electric Utilities is a member of certain insurance programs which provide coverage for property damage to members' nuclear generating stations. Facilities at the Susquehanna station are insured against property damage losses up to $2.75 billion under these programs. PPL Electric Utilities is also a member of an insurance program which provides insurance coverage for the cost of replacement power during prolonged outages of nuclear units caused by certain specified conditions. Under the property and replacement power insurance programs, PPL Electric Utilities could be assessed retroactive premiums in the event of the insurers' adverse loss experience. At March 31, 2000, the maximum amount PPL Electric Utilities could be assessed under these programs was about $24 million.

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

Environmental Matters

     Air
     ---

     The Clean Air Act deals, in part, with acid rain, attainment of federal ambient ozone standards and toxic air emissions. PPL Electric Utilities is in compliance with the 1995 Phase I acid rain provisions and has taken steps to comply with the year 2000 Phase II acid rain provisions.

     During 1999, PPL Electric Utilities achieved seasonal (May-June) NOx reductions to 55% from 1990 levels in response to the DEP's rule implementing the Northeast Ozone Transport Region's Memorandum of Understanding (OTR MOU). These reductions were achieved with operational initiatives that rely, to a large extent, on the low NOx burners installed in 1995 in compliance with the acid rain requirements.

     The DEP has proposed further seasonal (May-June) NOx reductions to 80% from 1990 levels starting in 2003. These further reductions are based on the requirements of the OTR MOU and two EPA ambient ozone initiatives: the September, 1998, EPA SIP-call issued under Section 110 of the Clean Air Act, requiring reductions from 22 eastern states, including Pennsylvania; and approval of petitions filed by Northeastern states requiring reductions from sources in 12 Northeastern states and D.C., including PPL Electric Utilities' sources. Despite various court challenges to the EPA initiatives, the DEP is expected to move forward with the 2003 NOx reductions based on the OTR MOU. PPL Electric Utilities estimates that the 2003 NOx reductions will be achieved with the installation of SCR technology on PPL Electric Utilities' three largest units.

     EPA has also developed new standards for ambient levels of fine particulates. These standards were challenged and remanded to EPA by the D.C. Circuit Court in 1999. The new particulates standard, if finalized, may require further reductions in SO2 for certain PPL subsidiaries and may expand the planned seasonal NOx reductions at PPL Electric Utilities to year-round commencing in 2010-2012.

     Under the Clean Air Act, the EPA has been studying the health effects of hazardous air emissions from power plants and other sources, in order to determine what should be regulated. The EPA has concluded that mercury is the power plant air toxin of greatest concern, but that more evaluation is needed before it can determine whether it must be regulated. The EPA is now seeking mercury and chlorine sampling and other data from electric generating units, including those operated by PPL Electric Utilities.

     The EPA recently initiated enforcement actions against eight utilities, asserting that older, coal-fired power plants operated by those utilities have, over the years, been modified in ways that subject them to more stringent "New Source" requirements under the Clean Air Act. The EPA also has threatened similar enforcement action with respect to plants operated by other, unnamed utilities, as well as facilities in other industries. PPL Electric Utilities at this time is unable to predict whether such EPA enforcement actions will be brought with respect to any of its plants. Compliance with any such EPA enforcement actions could result in additional capital and operating expenses in amounts which are not now determinable, but which could be significant.

     The EPA is also proposing to revise its regulations in a way that will require power plants to meet "New Source" performance standards and/or undergo "New Source" review for many maintenance and repair activities that are currently exempted as routine.

     Expenditures to meet the 2000 acid rain and 2003 NOx reduction requirements are included in the table of projected construction expenditures in the section entitled "Financial Condition - Capital Expenditure Requirements" in the Review of the Financial Condition and Results of Operations in the 1999 10-K. PPL Electric Utilities currently estimates that additional capital expenditures and operating costs for environmental compliance under the Clean Air Act will be incurred beyond 2002 in amounts which are not now determinable, but which could be significant.

     Water and Residual Waste
     ------------------------

     The final NPDES permit for PPL Electric Utilities' Montour plant contains stringent limits for iron and chlorine discharges. Depending on the results of a toxic reduction study, additional water treatment facilities or operational changes may be needed at this plant.

     Capital expenditures through the year 2003 to correct groundwater degradation at fossil-fueled generating stations, and to address waste water control at PPL Electric Utilities' facilities pursuant to DEP regulations are included in the table of construction expenditures in the section entitled "Financial Condition - Capital Expenditure Requirements" in the Review of the Financial Condition and Results of Operations in the 1999 10-K. In this regard, PPL Electric Utilities currently estimates that about $6 million of additional capital expenditures may be required in the next four years to close some of the ash basins and address other ash basin issues at various generating plants. Additional capital expenditures could be required beyond the year 2003 in amounts which are not now determinable but which could be significant. Actions taken to correct groundwater degradation and to address waste water control, are also expected to result in increased operating costs in amounts which are not now determinable, but which could be significant.

     Superfund and Other Remediation
     -------------------------------

     In 1995, PPL Electric Utilities entered into a consent order with the DEP to address a number of sites where PPL Electric Utilities may be liable for remediation. This may include potential PCB contamination at certain PPL Electric Utilities substations and pole sites; potential contamination at a number of coal gas manufacturing facilities formerly owned and operated by PPL Electric Utilities; and oil or other contamination which may exist at some of PPL Electric Utilities' former generating facilities. As of March 31, 2000, PPL Electric Utilities has completed work on approximately two-thirds of the sites included in the consent order.

     At March 31, 2000, PPL Electric Utilities had accrued approximately $6 million, representing the amount it estimates it will have to spend for site remediation, including those sites covered by its consent order mentioned above.

     General
     -------

     Due to the environmental issues discussed above or other environmental matters, PPL Electric Utilities may be required to modify, replace or cease operating certain facilities to comply with statutes, regulations and actions by regulatory bodies or courts. In this regard, PPL Electric Utilities also may incur capital expenditures, operating expenses and other costs in amounts which are not now determinable, but which could be significant.

Loan Guarantees of Affiliated Companies

     At March 31, 2000, PPL Electric Utilities provided a guarantee in the amount of $12 million in support of one of its subsidiaries.

                      PPL Electric Utilities Corporation
                      ----------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

     This discussion should be read in conjunction with the section entitled "Review of the Financial Condition and Results of Operations of PPL Electric Utilities Corporation" in PPL Electric Utilities' Annual Report to the SEC on Form 10-K for the year ended December 31, 1999. Terms and abbreviations appearing in Management's Discussion and Analysis of Financial Condition and Results of Operations are explained in the glossary.

                             Results of Operations

     The following discussion explains significant changes in principal items on the Consolidated Statement of Income comparing the three months ended March 31, 2000, to the comparable period in 1999.

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

Earnings

     PPL Electric Utilities' earnings available to PPL were $131 million for the three months ended March 31, 2000. These earnings were $23 million, or about 21%, higher than the $108 million of earnings available to PPL during the first quarter of 1999.

     This earnings improvement was primarily due to increased margins from energy marketing and trading activities, the end of the one-year 4% rate reduction for delivery customers, and lower other operation expenses. These operating expense reductions included lower pension and medical expenses, as well as decreased load dispatching costs.

     Additional earnings were also made available to PPL as a result of lower dividends based on fewer shares of outstanding preferred stock.

     The earnings improvements in the first quarter of 2000 were partially offset by higher interest expense associated with the issuance of transition bonds in August 1999, to securitize the recovery of stranded costs.

Electric Energy Sales

     PPL Electric Utilities' electricity sales for 2000 and 1999 were as follows:

                                                           Three Months
                                                          Ended March 31,
                                                          ----------------
                                                           2000      1999
                                                           ----      ----
                                                          (Millions of kWh)
Electricity delivered to retail customers by PPL (a)         9,452   9,191
Less:  Electricity supplied by others                        1,909   1,779
                                                            ------   -----
Electricity supplied to retail customers by PPL as PLR       7,543   7,412
Electricity supplied to retail customers by
  PPL EnergyPlus                                             3,290   1,473
                                                            ------   -----
Total electricity supplied to retail customers (a)          10,833   8,885
Wholesale electricity sales                                  9,539   8,932

(a) kWh for customers residing in PPL Electric Utilities' service territory who are receiving energy from PPL Electric Utilities or PPL EnergyPlus will be reflected in both of these categories.

     Beginning on January 1, 1999, Pennsylvania electric customers were allowed to choose their electricity supplier under the Customer Choice Act. Customers making this choice continue to have their electricity delivered by the utility that serves their territory.

     Electricity delivered to retail customers in the three months ended March 31, 2000, increased by 261 million kWh, or 2.8%, from the comparable period in 1999. This increase reflects higher usage by commercial and residential customers.

     Electricity supplied to retail customers increased by 1,948 million kWh, or 21.9%, when comparing the three months ended March 31, 2000, to the same period in 1999. Total electricity supplied has increased as the competitive electricity supply market has expanded. PPL EnergyPlus is now in its second year of supplying electricity to customers throughout Pennsylvania, and also supplies electricity in New Jersey, Delaware and Maine. PPL EnergyPlus is also a licensed electricity supplier in Montana and Maryland, and has filed for licenses to serve customers in Connecticut, Massachusetts and Rhode Island.

     Wholesale electricity sales, which includes sales to other utilities and energy marketers through contracts, spot market transactions or power pool arrangements, increased by 607 million kWh in the three months ending March 31, 2000, when compared to the same period in 1999. This increase was primarily the result of increased activity of the Energy Marketing Center in the wholesale market, offset somewhat by the expiration of bulk power contracts.

Operating Revenues

Electric
--------

     The increase (decrease) in revenues from electric operations was attributable to the following:

                                                      Three Months Ended
                                                      ------------------
                                               March 31, 2000 vs. March 31, 1999
                                               ---------------------------------
                                                       (Millions of Dollars)
Retail Electric Revenue
  PPL Electric Utilities - electric
    delivery and PLR load                                     $ (6)
  PPL EnergyPlus - electric
    generation supply                                           57
Other                                                            4
                                                              ----
                                                              $ 55
                                                              ====

     Operating revenues from retail electric operations increased by $55 million, or 8.2%, for the three months ended March 31, 2000, when compared to the same period in 1999. This increase, in part, reflects the increase in PPL EnergyPlus' supply sales. The difference in volume, up almost 70%, is primarily due to the expansion of PPL EnergyPlus marketing efforts. PPL EnergyPlus per-unit revenues also increased by 6% for the same period. PPL Electric Utilities' revenues were negatively impacted by an increase in customers shopping for alternate electricity suppliers. These negative impacts were partially offset by the termination of a one-year, 4% rate reduction for electric delivery customers in Pennsylvania.

Natural Gas
-----------

     The increase in revenues of $10 million from natural gas was attributable to higher retail sales by PPL EnergyPlus in the first quarter of 2000, compared with the same period in 1999.

Wholesale Energy Marketing and Trading
--------------------------------------

     The increase (decrease) in revenues from wholesale energy marketing and trading activities was attributable to the following:

                                                      Three Months Ended
                                                      ------------------
                                               March 31, 2000 vs. March 31, 1999
                                               ---------------------------------
                                                    (Millions of Dollars)
                                                    ---------------------
PPL Electric Utilities
  Bilateral Sales                                             $79
  PJM                                                         (13)
  Cost-based contracts                                         (9)
  Gas & oil sales                                              38
  Other                                                        (3)
                                                              ---
                                                              $92
                                                              ===

     Operating revenues from wholesale energy marketing and trading increased by $92 million for the three months ended March 31, 2000, when compared to the same period in 1999.

     The change in bilateral revenues in the first quarter of 2000 compared with the first quarter of 1999 reflects an increase in market pricing and energy sales to other counterparties during the first quarter of 2000.

     The increase in gas and oil revenues was attributable to a 60% increase in wholesale gas prices in the first quarter of 2000 compared with the first quarter of 1999.

Electric Fuel Costs

     Electric fuel costs decreased $11 million for the three months ended March 31, 2000 when compared to the same period in 1999. The decrease was primarily attributable to lower generation resulting from the closing of the Holtwood plant in April 1999 and the sale of the Sunbury plant in November 1999. Lower nuclear fuel expense also contributed to the decrease in electric fuel costs. During the first quarter of 1999, there was a charge of $5 million to accrue for the increase in estimated costs of dry cask canisters for the on-site spent fuel storage at the Susquehanna plant.

Energy Purchases

     Energy purchases for retail load and wholesale increased $125 million during the three months ended March 31, 2000 compared to the same period in 1999. This increase was primarily due to increased purchases of electricity and gas from other utilities to support PPL EnergyPlus' retail electric and gas activities. Higher per-unit prices for these purchases also contributed to the increase in energy costs. This increase was somewhat offset by the implementation of mark-to-market accounting on energy trading transactions in the first quarter of 1999.

Other Operation Expenses

     Other operation expenses decreased by $12 million for the three months ended March 31, 2000 when compared with the same period in 1999. This was primarily due to decreases in load dispatching activities for system control, medical expenses for active employees, and pension plan costs. The medical expenses decreased due to a timing difference of medical invoice processing in the first quarter of 2000. It is expected that these invoices will be paid in the second quarter of 2000. The pension plan costs decreased in 2000 due to a higher return on plan assets. These decreases were partially offset by an increase in wages and the cost of computer software.

Financing Costs

     Interest expense was $13 million higher during the three months ended March 31, 2000, compared with the same period in 1999. This was primarily due to the issuance of transition bonds in August 1999.

     Dividends on preferred stock decreased by $6 million during the three months ended March 31, 2000, compared with the same period for

1999. This decrease was the result of PPL Electric Utilities acquiring $380 million of its preferred stock that had been held by PPL. PPL Electric Utilities acquired this preferred stock in August 1999, using a portion of the proceeds from securitization.

                              Financial Condition
                              -------------------

Energy Marketing and Trading Activities

     PPL Electric Utilities purchases and sells electric capacity and energy at the wholesale level under its FERC market-based tariff. PPL Electric Utilities has entered into agreements to sell firm capacity or energy under its market-based tariff to certain entities located inside and outside of the PJM power pool. PPL Electric Utilities enters into these agreements to market available energy and capacity from its generating assets and to profit from market price fluctuations. PPL Electric Utilities is actively managing its portfolio to attempt to capture the opportunities and limit its exposure to volatile prices. PPL Electric Utilities also purchases and sells energy futures contracts as well as other commodity-based financial instruments in accordance with its risk management objectives and strategies.

Market Risk Sensitive Instruments

     Commodity Price Risk
     --------------------

     PPL Electric Utilities uses various methodologies to simulate forward price curves in the energy markets to estimate the size and probability of changes in market value resulting from commodity price movements. The methodologies require several key assumptions, including selection of confidence levels, the holding period of the commodity positions, and the depth and applicability to future periods of historical commodity price information. As of March 31, 2000, PPL Electric Utilities estimated that a 10% adverse movement in market prices across all geographic areas and time periods could have decreased the value of PPL Electric Utilities' trading portfolio by approximately $2 million. For PPL Electric Utilities' non-trading portfolio, a 10% adverse movement in market prices across all geographic areas and time periods could have decreased the value of its non-trading portfolio by approximately $27 million. However, this would have been offset by an increase in the value of the underlying commodity, the electricity generated. In addition to commodity price risk, PPL Electric Utilities' commodity positions are also subject to operational and event risks such as increases in load demand and forced outages at generating plants.

     Interest Rate Risk
     ------------------

     PPL Electric Utilities has issued debt to finance its operations, which increases interest rate risk. PPL Electric Utilities' potential annual exposure to increased interest expense due to a 10% increase in interest rates was estimated at $2.5 million at March 31, 2000.

     PPL Electric Utilities is also exposed to changes in the fair value of its debt portfolio. At March 31, 2000, PPL Electric Utilities estimated that its potential exposure to a change in the fair value of its debt portfolio through a 10% adverse movement in interest rates was about $43 million.

     Market events that are inconsistent with historical trends could cause actual results to exceed estimated levels.

     Nuclear Decommissioning Fund - Securities Price Risk
     ----------------------------------------------------

     PPL Electric Utilities maintains trust funds, as required by the NRC, to fund certain costs of decommissioning Susquehanna. At March 31, 2000, these funds were invested primarily in domestic equity securities and fixed rate, fixed income securities and are reflected at fair value on the Consolidated Balance Sheet. The mix of securities is designed to provide returns to be used to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs. However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the value of fixed rate, fixed income securities are exposed to changes in interest rates. PPL Electric Utilities actively monitors the investment performance and periodically reviews asset allocation in accordance with PPL Electric Utilities' nuclear decommissioning trust policy statement. A hypothetical 10% increase in interest rates and 10% decrease in equity prices would have resulted in an estimated $19.3 million reduction in the fair value of the trust assets at March 31, 2000.

Financing Activities

     On March 30, 2000, PPL Electric Utilities deposited with the Trustee $27.6 million for the redemption of all of its outstanding First Mortgage Bonds, 9-1/4% Series due 2019, at par through the maintenance and replacement fund provisions of its mortgage. The bonds were redeemed and retired on April 1, 2000.

Financing and Liquidity

     Cash and cash equivalents decreased by an additional $21 million during the three months ended March 31, 2000, compared with the same period in 1999. The reasons for this change were:

     o A $41 million decrease in cash provided by operating activities, primarily due to an increase in accounts receivable and prepayments, and a decrease in accounts payable. These outflows were partially offset by the end of the one-year 4% rate decrease to delivery customers.

     o A $13 million decrease in cash used in investing activities, primarily due to an increase in proceeds from the sales of nuclear fuel to the trust, prior to the termination of the nuclear fuel lease.

     o A $7 million decrease in cash used in financing activities. This decrease was due to additional issuance of short-term debt and a decrease in payments of common and preferred dividends. These net financing inflows were partially offset by greater retirement of long-term debt, and the termination of the nuclear fuel lease.

Financial Indicators

     Earnings for the twelve months ended March 31, 2000 and 1999 were impacted by one-time adjustments and restructuring impacts, which are listed in the "Earnings" discussion in the Results of Operations of and the Form 10-K for the year ended December 31, 1999. The following financial indicators for PPL Electric Utilities reflect the elimination of these impacts from earnings, and provide an additional measure of the underlying earnings performance of PPL Electric Utilities and its subsidiaries:


                                                     12 Months Ended March 31,
                                                     -------------------------
                                                           2000       1999
                                                          -----      -----
Earnings available to PPL
  (adjusted, in millions)                                 $ 358      $ 313

Ratio of pre-tax income to interest charges                3.40       3.80

Environmental Matters

     See Note 4 to Financial Statements for a discussion of environmental matters.

Increasing Competition

     The electric utility industry has experienced, and will continue to experience, a significant increase in the level of competition in the energy supply market at both the state and federal level. Refer to PPL Electric Utilities' Form 10-K for a discussion of state and federal activities in this regard.

     PPL EnergyPlus is serving industrial and commercial customers in Pennsylvania, New Jersey, Delaware, Maine and Montana. PPL EnergyPlus is licensed to sell energy in Maryland and has filed applications for licensing in Massachusetts, Rhode Island and Connecticut.

Proposed Corporate Realignment

     In September 1999, the Boards of Directors of PPL and PPL Electric Utilities approved the initiation of a corporate realignment, in order to better position PPL and its subsidiaries in the new competitive marketplace. This realignment includes the following key features:

     o The transfer of all of PPL Electric Utilities' electric generating facilities and related assets to new generating subsidiaries of PPL, under a new unregulated generation company. In order to effect this transfer, these assets will be released from PPL Electric Utilities' Mortgage.

     o The transfer of PPL Electric Utilities' wholesale energy marketing business to PPL EnergyPlus, which will be the wholesale and retail energy marketing subsidiary of PPL and will no longer be a subsidiary of PPL Electric Utilities.

     o The transfer of the U.S. electric generating subsidiaries of PPL Global to the new generation company.

     Upon completion of this corporate realignment, PPL Electric Utilities' principal business will be the transmission and distribution of electricity to serve retail customers in its franchised territory in eastern and central Pennsylvania. PPL Global's principal business will be the acquisition or development of both U.S. and international energy projects and the ownership of international energy projects. Other subsidiaries of PPL and PPL Electric Utilities will generally be aligned in the new corporate structure according to their principal business functions.

     The proposed corporate realignment is subject to approval from the PUC, the FERC and the NRC, as well as certain third-party consents. In December 1999, the company filed applications for these regulatory approvals. Several protests and petitions to intervene were filed in these proceedings, raising a variety of issues associated with the corporate realignment. In April 2000, the PUC approved the proposed realignment. The FERC also has rendered several of the necessary approvals. Subject to the receipt of the remaining approvals, PPL currently expects to complete the corporate realignment in mid-2000.

Year 2000

     PPL Electric Utilities successfully addressed the Year 2000 issue including the handling of the February 29, 2000 leap year issue. Based upon present assessments, PPL Electric Utilities estimates that it incurred approximately $13 million in Year 2000 remediation costs. These costs were expensed as incurred.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------

     Reference is made to "Commodity Price Risk" in Review of Financial Condition and Results of Operations.

                              PPL CORPORATION AND
                              -------------------
              PPL ELECTRIC UTILITIES CORPORATION AND SUBSIDIARIES
              ---------------------------------------------------



PART II.  OTHER INFORMATION



Item 1.  Legal Proceedings
--------------------------

     Reference is made to "Legal Proceedings" in PPL's and PPL Electric Utilities' Annual Report to the SEC on Form 10-K for the year ended December 31, 1999, and to the PPL and PPL Electric Utilities Notes to Consolidated Financial Statements for additional information regarding various pending administrative and judicial proceedings involving regulatory, environmental and other matters.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)  Exhibits

             12a and 12b - Computation of Ratio of Earnings to Fixed Charges

             27 - Financial Data Schedule

     (b)  Reports on Form 8-K

     Report dated January 26, 2000
     -----------------------------

     Item 5.  Other Events

          Information regarding PPL's 1999 earnings and forecasted earnings for 2000 and 2001.

     Item 7. Financial Statements and Exhibits

          Press Release dated January 26, 2000 regarding PPL's 1999 earnings and forecasted earnings.

          Press Release dated January 27, 2000 regarding PPL's forecasted earnings.

     Report dated February 14, 2000
     ------------------------------

     Item 5. Other Events

          Information regarding the filing of Articles of Amendment with the Pennsylvania Department of State to change PPL's name and certain subsidiary names.

     Report dated February 14, 2000
     ------------------------------

     Item 5. Other Events

          Information regarding the filing of Articles of Amendment with the Pennsylvania Department of State to change PPL Electric Utilities' name and certain subsidiary names.

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


                                     PPL Corporation
                                     ---------------
                                         (Registrant)

                                     PPL Electric Utilities Corporation
                                     ----------------------------------
                                         (Registrant)



Date:  May 12, 2000                              /s/ John R. Biggar
                            ----------------------------------------------
                                                  John R. Biggar
                                            Senior Vice President and
                                             Chief Financial Officer
                                           (principal financial officer)
                                               (PPL Corporation and
                                        PPL Electric Utilities Corporation)


                                                  /s/ Joseph J. McCabe
                            ------------------------------------------------
                                                  Joseph J. McCabe
                                             Vice President & Controller
                                            (principal accounting officer)
                                                 (PPL Corporation and
                                        PPL Electric Utilities Corporation)