Form 10-K405
period 2000-12-31
PPL ELECTRIC UTILITIES CORP
filed 2001-03-01
CIK 317187

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000 [NO FEE REQUIRED]

                                        OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to ___________ [NO FEE REQUIRED]


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

(a) Issued by PPL Capital Trust and guaranteed by PPL Electric Utilities Corporation
(b) Issued by PPL Capital Trust II and guaranteed by PPL Electric Utilities Corporation

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

              PPL Corporation                                    [X]
              PPL Electric Utilities Corporation                 [X]

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

              PPL Corporation                             Yes  X       No___
                                                              ---
              PPL Electric Utilities Corporation          Yes  X       No___
                                                              ---

As of January 31, 2001, PPL Corporation had 145,257,806 shares of its $.01 par value Common Stock outstanding, excluding 30,993,637 shares held as treasury stock. The aggregate market value of these common shares (based upon the average of the high and low price of these shares on the New York Stock Exchange on that date) held by non-affiliates was $6,007,136,567.

PPL Corporation held all 102,230,382 outstanding common shares, no par value, of PPL Electric Utilities Corporation, excluding 55,070,000 shares held as treasury stock. The aggregate market value of the voting preferred stock held by non-affiliates of PPL Electric Utilities Corporation at January 31, 2001 was $82,880,271.

                     Documents incorporated by reference:

Registrants have incorporated herein by reference certain sections of PPL Corporation's 2001 Notice of Annual Meeting and Proxy Statement, and PPL Electric Utilities Corporation's 2001 Notice of Annual Meeting and Information Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2000. Such Statements will provide the information required by Part III of this Report.

                                PPL CORPORATION
                      PPL ELECTRIC UTILITIES CORPORATION

                          FORM 10-K ANNUAL REPORT TO
                    THE SECURITIES AND EXCHANGE COMMISSION
                     FOR THE YEAR ENDED DECEMBER 31, 2000
                     ------------------------------------

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

Item                                                                                                                    Page
                                                         PART I
                                                         ------
   1.   Business........................................................................................................   1
   2.   Properties......................................................................................................  10
   3.   Legal Proceedings...............................................................................................  10
   4.   Submission of Matters to a Vote of Security Holders.............................................................  11
        Executive Officers of the Registrants...........................................................................  12

PPL CORPORATION
                                                         PART II
                                                         -------

    5.  Market for the Registrant's Common Equity and Related Stockholder Matters.......................................  15
    6.  Selected Financial and Operating Data...........................................................................  16
    7.  Review of the Financial Condition and Results of Operations.....................................................  17
   7A.  Quantitative and Qualitative Disclosures About Market Risk......................................................  26
        Report of Independent Accountants...............................................................................  27
        Management's Report on Responsibility for Financial Statements..................................................  28
    8.  Financial Statements and Supplementary Data
        Financial Statements:
        Consolidated Statement of Income for each of the Three  Years Ended
             December 31, 2000, 1999 and 1998...........................................................................  29
        Consolidated Statement of Cash Flows for each of the Three Years Ended
             December 31, 2000, 1999 and 1998...........................................................................  30
        Consolidated Balance Sheet at December 31, 2000 and 1999........................................................  31
        Consolidated Statement of Shareowners' Common Equity for each of the Three Years Ended
             December 31, 2000, 1999 and 1998...........................................................................  33
        Consolidated Statement of Preferred Stock at December 31, 2000 and 1999 ........................................  34
        Consolidated Statement of Company-Obligated Mandatorily Redeemable Securities at
             December 31, 2000 and 1999 ................................................................................  35
        Consolidated Statement of Long-Term Debt at December 31, 2000 and 1999 .........................................  36
        Notes to Consolidated Financial Statements......................................................................  37
        Supplemental Financial Statement Schedule:
        II - Valuation and Qualifying Accounts and Reserves for the Three Years Ended December 31, 2000.................  59
        Quarterly Financial Data, Common Stock Price and Dividend Data..................................................  60
    9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................  61

                                                         PART III
                                                         --------

   10.  Directors and Executive Officers of the Registrant..............................................................  61
   11.  Executive Compensation..........................................................................................  61
   12.  Security Ownership of Certain Beneficial Owners and Management..................................................  61
   13.  Certain Relationships and Related Transactions..................................................................  61

PPL ELECTRIC UTILITIES CORPORATION

                                                         PART II
                                                         -------
    5.  Market for the Registrant's Common Equity and Related Stockholder Matters.......................................  64
    6.  Selected Financial and Operating Data...........................................................................  65
    7.  Review of the Financial Condition and Results of Operations.....................................................  66
   7A.  Quantitative and Qualitative Disclosures About Market Risk......................................................  72
        Report of Independent Accountants...............................................................................  73
        Management's Report on Responsibility for Financial Statements..................................................  74
    8.  Financial Statements and Supplementary Data
        Financial Statements:
        Consolidated Statement of Income for each of the Three  Years Ended
             December 31, 2000, 1999 and 1998...........................................................................  75
        Consolidated Statement of Cash Flows for each of the Three Years Ended
             December 31, 2000, 1999 and 1998...........................................................................  76
        Consolidated Balance Sheet at December 31, 2000 and 1999........................................................  77
        Consolidated Statement of Shareowner's Common Equity for each of the Three Years Ended
             December 31, 2000, 1999 and 1998...........................................................................  79
        Consolidated Statement of Preferred Stock at December 31, 2000 and 1999 ........................................  80
        Consolidated Statement of Company-Obligated Mandatorily Redeemable Securities at
             December 31, 2000 and 1999 ................................................................................  81
        Consolidated Statement of Long-Term Debt at December 31, 2000 and 1999 .........................................  82
        Notes to Consolidated Financial Statements......................................................................  83
        Supplemental Financial Statement Schedule:
        II - Valuation and Qualifying Accounts and Reserves for the Three Years Ended December 31, 2000.................  92
        Quarterly Financial Data........................................................................................  93
    9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................  94

                                                         PART III
                                                         --------
   10.  Directors and Executive Officers of the Registrant..............................................................  94
   11.  Executive Compensation..........................................................................................  94
   12.  Security Ownership of Certain Beneficial Owners and Management..................................................  94
   13.  Certain Relationships and Related Transactions..................................................................  94


                                                         PART IV
                                                         -------

   14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K................................................  95
        Shareowner and Investor Information.............................................................................  97
        Signatures......................................................................................................  99
        Exhibit Index................................................................................................... 101
        Computation of Ratio of Earnings to Fixed Charges............................................................... 106

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

CEMAR - Companhia Energetica do Maranhao, a Brazilian electric distribution holding company in which PPL Global has a majority ownership interest.

CGE - Compania General Electricidad, SA, a distributor of energy in Chile and Argentina, in which PPL Global has a minority ownership interest.

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

DEP - Pennsylvania Department of Environmental Protection.

DOE - Department of Energy.

DRIP - Dividend reinvestment plan.

EC - Electricidad de Centroamerica, S.A. de C.V, an El Salvadoran holding company and the majority owner of Del Sur. PPL Global has 100% ownership of EC.

EGS - electric generation supplier.

EITF (Emerging Issues Task Force) - an organization that aids the FASB in identifying emerging issues that may require FASB action.

Emel - Empresas Emel, S.A., a Chilean electric distribution holding company of which PPL Global has majority ownership.

EMF - electric and magnetic fields.

Energy Marketing Center - business unit responsible for marketing and trading wholesale energy and capacity. Effective July 1, 2000, the Energy Marketing Center is part of PPL EnergyPlus.

Enrichment - the concentration of fissionable isotopes to produce a fuel suitable for use in a nuclear reactor.

EPA - Environmental Protection Agency.

EPS - Earnings per share.

ESOP - Employee Stock Ownership Plan.

Fabrication - the process which manufactures nuclear fuel assemblies for insertion into the reactor.

FASB (Financial Accounting Standards Board) - a rulemaking organization that establishes financial accounting and reporting standards.

FERC (Federal Energy Regulatory Commission) - federal agency that regulates interstate transmission and wholesale sales of electricity and related matters.

GAAP - Generally accepted accounting principles.

Hyder - Hyder plc, a subsidiary of WPDL and owner of South Wales Electricity plc, Welsh Water and other service-oriented businesses.

IBEW - International Brotherhood of Electrical Workers.

ICP - Incentive Compensation Plan.

ISO - Independent System Operator.

ITC - intangible transition charge on customer bills to recover intangible transition costs associated with securitizing stranded costs under the Customer Choice Act.

JCP&L - Jersey Central Power & Light Company.

LIBOR - London Interbank Offered Rate.

Mirant - Mirant Corporation, formerly Southern Energy Inc., a diversified energy company based in Atlanta. PPL Global and Mirant jointly own WPDH and WPDL.

Montana Power - The Montana Power Company, a Montana-based company engaged in diversified energy and communication-related businesses. Montana Power sold its generating assets to PPL Global in December 1999.

NO\\x\\ - nitrogen oxide.

NPDES - National Pollutant Discharge Elimination System.

NRC (Nuclear Regulatory Commission) - federal agency that regulates operation of nuclear power facilities.

NUGs - (Non-Utility Generators) - generating plants not owned by public utilities whose electrical output must be purchased by utilities under the PURPA if the plant meets certain criteria.

OSM - United States Office of Surface Mining.

PCB (Polychlorinated Biphenyl) - additive to oil used in certain electrical equipment up to the late-1970s. Now classified as a hazardous chemical.

PJM (PJM Interconnection, LLC) - operates the electric transmission network and electric energy market in the mid-Atlantic region of the U.S.

PLR - provider of last resort, referring to PPL Electric providing electricity to retail customers within its delivery territory who have chosen not to shop for electricity under the Customer Choice Act.

PPL - PPL Corporation, the parent holding company of PPL Electric, PPL Energy Funding and other subsidiaries.

PPL Capital Funding - PPL Capital Funding, Inc., a PPL financing subsidiary.

PPL Capital Trust - a Delaware statutory business trust created to issue Preferred Securities, whose common securities are held by PPL Electric.

PPL Capital Trust II - a Delaware statutory business trust created to issue Preferred Securities, whose common securities are held by PPL Electric.

PPL Electric - PPL Electric Utilities Corporation, a regulated subsidiary which distributes and transmits electricity in its service territory, and provides electric supply to retail customers in this territory as a PLR.

PPL Energy Funding - PPL Energy Funding Corporation, an unregulated subsidiary which, as of July 1, 2000, is the parent company for most of PPL's unregulated businesses.

PPL EnergyPlus - PPL EnergyPlus, LLC, an unregulated subsidiary of PPL Energy Funding which markets wholesale electricity and supplies energy and energy services in newly deregulated markets.

PPL Gas Utilities - PPL Gas Utilities Corporation, a regulated subsidiary specializing in natural gas distribution, transmission and storage services, and the sale of propane.

PPL Generation - PPL Generation, LLC, an unregulated subsidiary of PPL Energy Funding which, effective July 1, 2000, owns and operates U.S. generating facilities through various subsidiaries.

PPL Global - PPL Global, LLC, an unregulated subsidiary which invests in and develops domestic and international power projects, and owns and operates international projects. Effective June 30, 2000, PPL Global, Inc. became PPL Global, LLC. (Effective July 1, 2000, PPL Global became a subsidiary of PPL Energy Funding.)

PPL Holtwood - PPL Holtwood, LLC, a subsidiary of PPL Generation which, effective July 1, 2000, owns PPL's hydroelectric generating operations in Pennsylvania.

PPL Maine - PPL Maine, LLC, formerly Penobscot Hydro, LLC. PPL Maine, effective July 1, 2000, became a subsidiary of PPL Generation.

PPL Montana - PPL Montana, LLC, an unregulated subsidiary which generates electricity for wholesale sales in Montana and the Northwest. Effective July 1, 2000, PPL Montana became a subsidiary of PPL Generation.

PPL Services - PPL Services Corporation, an unregulated subsidiary of PPL which, as of July 1, 2000, provides shared services for PPL and its subsidiaries.

PPL Susquehanna - PPL Susquehanna, LLC, the nuclear generating subsidiary of PPL Generation effective July 1, 2000.

PPL Transition Bond Company - PPL Transition Bond Company, LLC, a wholly-owned subsidiary of PPL Electric, formed to issue transition bonds under the Customer Choice Act.

Preferred Securities - Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely company debentures (issued by PPL Capital Trust and PPL Capital Trust II).

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

SNCR - selective non-catalytic reduction.

SO\\2\\ - sulfur dioxide.

Superfund - federal and state environmental legislation that addresses remediation of contaminated sites.

SWEB - the trading name for South Western Electricity plc, a British regional electric utility company. Following the sale of its supply business in 1999, SWEB was renamed Western Power Distribution. See WPD, below.

Synfuel projects - production facilities that manufacture synthetic fuel from coal or coal byproducts. Favorable federal tax credits are available on qualified synfuel products.

UGI - UGI Corporation.

VEBA (Voluntary Employee Benefit Association Trust) - trust accounts for health and welfare plans for future payments to employees, retirees or their beneficiaries. WPD - Western Power Distribution, the trading name for South Western Electricity, plc, a British regional electric utility company.

WPDH - WPD Holdings UK, a jointly owned subsidiary of PPL Global and Mirant. WPDH owns WPD.

WPDL - Western Power Distribution Limited, a jointly owned subsidiary of PPL Global and Mirant. WPDL owns 100% of the common shares of Hyder.

                          Forward-looking Information

Certain statements contained in this Form 10-K concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts are "forward-looking statements" within the meaning of the federal securities laws. Although PPL and PPL Electric believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to have been correct. These forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in the forward-looking statements. In addition to the specific factors discussed in the Review of the Financial Condition and Results of Operations sections herein, the following are among the important factors that could cause actual results to differ materially from the forward-looking statements: market demand and prices for energy, capacity and fuel; weather variations affecting customer energy usage; competition in retail and wholesale power markets; the effect of any business or industry restructuring; the profitability and liquidity of PPL and its subsidiaries; new accounting requirements or new interpretations or applications of existing requirements; operating performance of plants and other facilities; environmental conditions and requirements; system conditions and operating costs; development of new projects, markets and technologies; performance of new ventures; political, regulatory or economic conditions in countries where PPL or its subsidiaries conduct business; receipt of necessary governmental approvals; capital market conditions; stock price performance; foreign exchange rates; and the commitments and liabilities of PPL and its subsidiaries. Any such forward-looking statements should be considered in light of such important factors and in conjunction with PPL's and PPL Electric's other documents on file with the SEC.

New factors that could cause actual results to differ materially from those described in forward-looking statements emerge from time to time, and it is not possible for PPL or PPL Electric to predict all of such factors, or the extent to which any such factor or combination of factors may cause actual results to differ from those contained in any forward-looking statement. Any forward-looking statement speaks only as of the date on which such statement is made, and neither PPL nor PPL Electric undertakes any obligation to update the information contained in such statement to reflect subsequent developments or information.

                     (THIS PAGE LEFT BLANK INTENTIONALLY)

                                    PART I
                                    ------

                               ITEM 1. BUSINESS
                               ----------------


BACKGROUND

PPL Corporation (formerly PPL Resources, Inc.) is an energy and utility holding company that was incorporated in 1994. Through its subsidiaries, PPL generates electricity in power plants in the northeastern and western U.S.; markets wholesale or retail energy in 42 states and Canada; delivers electricity to 5.7 million customers in the U.S., U.K. and Latin America; and provides energy services for businesses in the mid-Atlantic and northeastern U.S.

PPL Electric Utilities Corporation (formerly PP&L, Inc., incorporated in 1920) is a subsidiary of PPL and a regulated public utility. PPL Electric provides electricity delivery service in its service territory in Pennsylvania, and provides electricity supply to retail customers in that territory as a Provider of Last Resort under the Pennsylvania Customer Choice Act. Prior to July 1, 2000, PPL Electric also generated electricity at its power plants in Pennsylvania, and marketed wholesale and retail electricity (through PPL EnergyPlus) in deregulated markets.

On July 1, 2000, PPL and PPL Electric completed a corporate realignment in order to effectively separate PPL Electric's regulated transmission and distribution operations from its recently deregulated generation operations, to better position the companies and their affiliates in the new competitive marketplace. See "Corporate Realignment" in each of the Review of the Financial Condition and Results of Operations sections for the key features of the corporate realignment.

As a result of the corporate realignment, PPL is organized in segments consisting of Supply, Delivery and Development. In addition, certain corporate functions reside in PPL Services. See Exhibit 99 in Item 14 for the corporate organization before and after realignment. See Note 2 to PPL's Financial Statements for financial information about the new segments.

Supply Segment
--------------

The Supply Segment consists of PPL Generation, which operates power plants to generate electricity, and PPL EnergyPlus, which markets this electricity and other power purchases and gas to unregulated wholesale and retail markets, primarily in the northeastern and western portions of the U.S.

PPL Generation was established in the corporate realignment and, through subsidiaries, operates power plants in Pennsylvania, Montana and Maine. At December 31, 2000, PPL Generation had 9,678 megawatts of generating capacity.

PPL Generation subsidiaries are subject to the jurisdiction of certain federal, regional, state and local regulatory agencies with respect to air and water quality, land use and other environmental matters.

The Pennsylvania plants, with a total capacity of 8,425 megawatts, were transferred by PPL Electric to PPL Generation in the corporate realignment. These plants are fueled by nuclear reaction, coal, gas, oil and hydro power. The electricity from these plants is sold to PPL EnergyPlus under FERC-jurisdictional power purchase agreements.

PPL Susquehanna, a subsidiary of PPL Generation, is subject to the jurisdiction of the NRC in connection with the operation of the two nuclear-fueled generating units at its Susquehanna station. PPL Susquehanna owns a 90% undivided interest in each of the Susquehanna units and Allegheny Electric Cooperative, Inc. owns a 10% undivided interest in each of those units.

PPL Generation operates its Pennsylvania power plants in conjunction with the PJM.

The Montana generating assets were acquired by PPL Montana in December 1999. (PPL Montana was transferred to PPL Generation in the corporate realignment.) These stations are fueled by coal and hydro power, and have a net capacity of 1,157 megawatts. Under the terms of wholesale power transition agreements, PPL Montana provides the retail requirements of Montana Power, with excess generation available for wholesale marketing by PPL EnergyPlus. The transition agreements expire in 2001 and 2002.

The Maine assets were acquired from Bangor Hydro in 1998. The oil and hydro powered stations have a total capacity of 96 megawatts. A portion of the output of the Maine generating assets is sold to meet the retail load requirements of Bangor Hydro.

Refer to the "Power Supply" section for additional information regarding the various power plants operated by PPL Generation. Also refer to "Fuel Supply" for a discussion of fuel requirements and contractual arrangements.

PPL EnergyPlus, a subsidiary of PPL Energy Funding, markets the electricity produced by PPL Generation, along with purchased power and gas, in wholesale and deregulated retail markets in order to take advantage of opportunities in the competitive energy marketplace. Prior to the corporate realignment, PPL EnergyPlus was a subsidiary of PPL Electric.

PPL EnergyPlus operates a 24-hour a day trading floor and a marketing effort with responsibility for all wholesale power transactions. PPL EnergyPlus buys and sells energy at competitive prices. PPL EnergyPlus purchases electric capacity and energy at the wholesale level, and also sells electric capacity and energy at the wholesale level under FERC market-based tariffs. PPL EnergyPlus enters into these agreements to market available energy and capacity from PPL Generation's assets and to profit from market price fluctuations. PPL EnergyPlus is actively managing its portfolios to attempt to capture opportunities and to limit exposure to price fluctuations. PPL EnergyPlus also purchases and sells energy futures contracts as well as other commodity-based financial instruments in accordance with PPL's risk management policies, objectives and strategies.

PPL EnergyPlus has a PUC license to act as an EGS in Pennsylvania. This license permits PPL EnergyPlus to offer retail electric and gas supply to customers throughout Pennsylvania. In 2000, PPL EnergyPlus was licensed, and supplied energy to industrial and commercial customers in Pennsylvania, New Jersey, Delaware, Maine and Montana. PPL EnergyPlus is also licensed to provide energy in Maryland and Massachusetts. At this time, PPL EnergyPlus has decided not to pursue residential customers in the competitive marketplace based on economic considerations.

PPL EnergyPlus also provides energy services to commercial and industrial customers, through its mechanical contracting and engineering subsidiaries based in Pennsylvania and Massachusetts.

Delivery Segment
----------------

PPL Electric provides electricity delivery service to approximately 1.3 million customers in a 10,000 square mile territory in 29 counties of eastern and central Pennsylvania, with a population of approximately 2.6 million people. The largest cities in this territory are Allentown, Bethlehem, Harrisburg, Hazleton, Lancaster, Scranton, Wilkes-Barre and Williamsport. In addition to delivery of purchased power as a PLR, PPL Electric is delivering power supplied by licensed EGS' pursuant to the Customer Choice Act.

The electric utility industry, including PPL Electric, has experienced a significant increase in the level of competition in the energy market. The Energy Act amended the PUHCA to create a new class of independent power producers, and amended the Federal Power Act to provide open access to electric transmission systems for wholesale transactions. In addition, the Customer Choice Act was enacted in Pennsylvania to restructure the state's electric utility industry in order to create retail access to a competitive market for the generation of electricity. See "PUC Restructuring and FERC Settlement" in
Note 5 to PPL's Financial Statements and "Increasing Competition" in its Review of the Financial Condition and Results of Operations for additional discussion of competition-related developments. Competitive factors affecting PPL's results of operations include new market entrants, construction by others of generating assets, the actions of regulatory authorities, weather and other factors. PPL cannot predict the impact of these and other competitive factors on its future results of operations or financial position.

During 2000, about 62% of PPL Electric's operating revenue was derived from regulated electricity deliveries and supply as a PLR. About 35% of operating revenue in 2000 was from unregulated retail and wholesale sales. Assets related to these unregulated activities were transferred to the Supply Segment in the July 1, 2000 corporate realignment. The remaining 3% of operating revenues in 2000 were from energy related products and services and miscellaneous revenues. During 2000 about 48% of electricity delivery and PLR revenues were from residential customers, 32% from commercial customers, 19% from industrial customers and 1% from other customer classes.

PPL Electric is subject to regulation as a public utility by the PUC and certain of its activities are subject to the jurisdiction of the FERC under Parts I, II and III of the Federal Power Act. PPL Electric is not a holding company under PUHCA, and PPL has been exempted by the SEC from the provisions of PUHCA applicable to it as a holding company.

PPL Electric is also subject to the jurisdiction of certain federal, regional, state and local regulatory agencies with land use and other environmental matters. In addition, the domestic operations of PPL and its subsidiaries are subject to the Occupational Safety and Health Act of 1970.

PPL Electric operates its transmission facilities as part of the PJM. PJM operates the electric transmission network and electric energy market in the mid-Atlantic region of the U.S. Bulk electricity is transmitted to wholesale users throughout a geographic area including all or part of Pennsylvania, New Jersey, Maryland, Delaware, Virginia and the District of Columbia. PPL Electric is also a party to the Mid-Atlantic Area Coordination Agreement, which provides for the coordinated planning of generation and transmission facilities by the companies included in the PJM.

PJM serves as an ISO in order to accommodate greater competition and broader participation in the power pool. The purpose of the ISO is to separate operation of, and access to, the transmission grid from the PJM electric utilities' generation interests. The electric utilities continue to own the transmission assets, but the ISO directs the control and operation of the transmission facilities.

PPL Gas Utilities, formerly Penn Fuel Gas, Inc., was acquired by PPL in 1998. PPL Gas Utilities provides natural gas and propane delivery to approximately 105,000 customers in Pennsylvania and Maryland.

Development Segment
-------------------

The Development Segment reflects the activities of PPL Global. PPL Global develops domestic generation projects for PPL Generation. It also develops, owns and operates international energy projects.

PPL Global's major domestic generation project to-date has been the acquisition of the Montana generating assets in 1999. This acquisition, at a total purchase price of $757 million, transferred to PPL Montana 1,315 gross megawatts of capacity including 11 hydroelectric facilities, a storage reservoir, the Corette coal-fired station, and ownership interests in three of the four units of the Colstrip coal-fired power plant.

At December 31, 2000, PPL Global was in the process of developing approximately 2,350 megawatts of capacity in Pennsylvania, New York, Connecticut and Arizona. Two of these projects are expected to be operational in 2001, totaling 550 megawatts of capacity. These are the Wallingford, Connecticut project and the Griffith Energy project near Kingman, Arizona. The other projects are expected to be operational by 2003.

PPL Global has also announced plans for another 1,800 megawatts of generation in Arizona and Washington state.

PPL Global's major international projects include equity investments in two U.K. electricity transmission and distribution companies: WPD, which serves customers in England, and Hyder, which owns South Wales Electricity, serving customers in Wales. PPL Global jointly owns these investments with Mirant.

PPL Global also has consolidated investments in electricity transmission and distribution companies serving customers in Chile, El Salvador, Bolivia and Brazil.

See Note 11 to PPL's Financial Statements for additional information on PPL Global's domestic and international acquisition activities in 2000.

PPL Services
------------

Various corporate functions reside in PPL Services, a new unregulated subsidiary established in the corporate realignment. PPL Services provides shared services for PPL and its subsidiaries. These services include financial, legal, human resources and information services. These services are direct-charged or allocated to the Supply, Delivery and Development segments.

FINANCIAL CONDITION

See "Earnings" and "Financial Indicators" in PPL's Review of the Financial Condition and Results of Operations for this information. Also, see these same sections in the PPL Electric report.

CAPITAL EXPENDITURE REQUIREMENTS

See "Financial Condition - Capital Expenditure Requirements" in PPL and PPL Electric's Review of the Financial Condition and Results of Operations for information concerning estimated capital expenditure requirements for the years 2001-2005. See Note 15 and Note 11 in the Notes to Financial Statements of PPL and PPL Electric, respectively, for information concerning estimates of the costs to comply with various environmental regulations.

POWER SUPPLY

PPL Generation's system capacity (winter rating) at December 31, 2000 was as follows:

                                              Net
                                            Megawatt
        Plant                               Capacity
        -----                               --------

Pennsylvania
------------
Nuclear-fueled steam station
     Susquehanna                             1,995   (a)
Coal-fired steam stations
     Montour                                 1,536
     Brunner Island                          1,473
     Martins Creek                             300
     Keystone                                  210   (b)
     Conemaugh                                 194   (c)
                                            ------
        Total coal-fired                     3,713
                                            ------
Gas and oil-fired steam station
     Martins Creek                           1,640
Combustion turbines and diesels                454
Hydroelectric                                  146
                                            ------
        Total generating capacity            7,948
                                            ------
Firm purchases
     Hydroelectric                             139   (d)
     Qualifying facilities                     338
                                            ------
        Total firm purchases                   477
                                            ------
Total system capacity - Pennsylvania         8,425
                                            ------

Montana
-------
Coal-fired thermal stations
     Colstrip Units 1 & 2                      307   (e)
     Colstrip Unit 3                           222   (f)
Coal-fired steam station
     Corette                                   154
                                            ------
          Total coal-fired                     683
                                            ------
Hydroelectric                                  474
                                            ------
Total system capacity - Montana              1,157   (g)
                                            ------

Maine
-----
Oil-fired generating station
     Wyman Unit 4                               52   (h)
Hydroelectric                                   44   (i)
                                           -------
Total system capacity - Maine                   96
                                           -------

Total system capacity - PPL Generation       9,678
                                           =======
___________________________

(a)     PPL's 90% undivided interest.
(b)     PPL's 12.34% undivided interest.
(c) PPL's 11.39% undivided interest. In January 2001, PPL completed a purchase of 83MW of additional capacity, which brings PPL's ownership to 16.25%.
(d)     From Safe Harbor Water Power Corporation.
(e)     PPL's 50% undivided leasehold interest.
(f)     PPL's 30% undivided leasehold interest.
(g)     Gross capacity (before station use) equals 1,315 MW.
(h)     PPL's 8.33% undivided interest.
(i)     Includes PPL's 50% interest in the West Enfield Station.

The capacity of generating units is based upon a number of factors, including the operating experience and physical condition of the units, and may be revised from time to time to reflect changed circumstances.

The system capacity shown in the preceding table does not reflect two-party sales and purchases, contractual bulk power sales to BG&E (as described in Note 6 to PPL's Financial Statements), or installed capacity credit sales and purchases with other utilities. The net effect of these transactions is to reduce Pennsylvania system capacity by 925 megawatts at the end of December 2000, to 7,500 megawatts. The net effect of Maine sales committed to Bangor Hydro is to reduce Maine's system capacity by 65 megawatts, to 31 megawatts. The West Enfield facility's output will be sold to Bangor Hydro through the year 2024. The Wyman Unit 4 output will be sold to Constellation through 2004. The output from other hydroelectric stations in Maine was sold to Bangor Hydro through March 2000. Bangor Hydro did not purchase the output after this date.

PPL Montana has two transition agreements to supply wholesale electricity to Montana Power. One agreement provides for the sale of 200 megawatts from PPL Montana's leasehold interest in Colstrip Unit 3 until December 2001. The other agreement covers Montana Power's remaining native load commitments and lasts until the remaining load is zero, but in no event later than June 2002.

As part of the purchase of generation assets from Montana Power, PPL Montana agreed to supply electricity to the United States government on behalf of the Flathead Irrigation Project (FLIP). Under the agreement, which expires in December 2010, the company is required to supply approximately 7.5 megawatts of capacity year round, with an additional 3.7 megawatts during April through October.

During 2000, PPL Generation produced about 40.6 billion kWh in its Pennsylvania plants, with 56% of the energy generated by coal-fired stations, 39% from nuclear operations at the Susquehanna station, 3% from the Martins Creek gas and oil-fired station and 2% from hydroelectric stations. PPL EnergyPlus also purchased 28.2 billion kWh and had 31.0 billion kWh in non-system energy sales.

During 2000, PPL Montana generated 8.2 billion kWh. Of this total, 4.9 billion kWh was from fossil generation, with the balance from PPL Montana's hydroelectric plants.

During 2000, PPL Maine generated about 467 million kWh. Of this total, about 263 million kWh was from hydroelectric generation, with the balance from Maine's interest in the oil-fired Wyman Unit 4.

PPL EnergyPlus purchases energy from, and sells energy to, other utilities and FERC-certified power marketers at market-based rates under power purchase and sales agreements. PPL EnergyPlus enters into these transactions on an hourly, daily, weekly, monthly or longer-term basis.

PPL EnergyPlus has FERC authorization to sell electric energy, capacity and ancillary services at market-based rates to wholesale customers located both inside and outside the PJM control area. As of the end of 2000, 150 utilities and power marketers had signed power sales agreements under this tariff. Transactions under these agreements allow PPL EnergyPlus to make more efficient use of its generating resources and are intended to provide benefits to both PPL EnergyPlus and other parties. Under the market-based tariff, PPL EnergyPlus may also sell power purchased from third parties.

PPL EnergyPlus also has an export license to sell capacity and/or energy to electric utilities in Canada. This export license allows PPL EnergyPlus to sell either its own capacity and energy not required to serve domestic obligations or power purchased from other utilities.

FUEL SUPPLY

Coal - Pennsylvania
-------------------

During 2000, about 57% of the coal delivered to PPL Generation's Pennsylvania stations was purchased under long-term contracts and 43% was obtained through open market purchases. These contracts provided PPL Generation with about 4.2 million tons of coal in 2000 and are expected to provide 4.9 million tons in 2001.

The amount of coal in inventory at PPL Generation's Pennsylvania generating stations varies from time to time depending on market conditions and plant operations. At December 31, 2000, Pennsylvania plants had sufficient supply for about 20 days of operations.

The coal burned at PPL Generation's Pennsylvania power plants contains sulfur. Mechanical cleaning processes are utilized to reduce the sulfur content of the coal. The reduction of the sulfur content by either mechanical cleaning or blending has lowered the total sulfur content of the coal burned to levels which permit compliance with current SO\\2\\ emission regulations established by the DEP.

At December 31, 2000, PPL Generation owned a 12.34% undivided interest in the Keystone station and an 11.39% undivided interest in the Conemaugh station. PPL Generation's Conemaugh ownership increased to 16.25% in January 2001, based on an additional 83 megawatt purchase. See Note 11 to PPL's Financial Statements for additional information. The owners of the Keystone station have a long-term contract with a coal supplier that provides 2.8 million tons per year until the contract expires at the end of 2004. The balance of the Keystone station requirements are purchased in the open market. The coal supply requirements for the Conemaugh station are being met from several sources through a blend of long-term and short-term contracts and spot market purchases.

Coal - Montana
--------------

PPL Montana has a 50% leasehold interest in Colstrip Units 1 & 2 and a 30% leasehold interest in Unit 3. PPL Montana is party to a contract to purchase coal with defined quality characteristics and specifications. The contract for Units 1 & 2 is in effect through December 31, 2009. The contract for Unit 3 is in effect through December 31, 2019.

PPL Montana owns the Corette power plant. The plant has a one-year contract to purchase low sulfur coal with defined quality characteristics and specifications. The contract expires in December 2001. At December 31, 2000, Montana Power continues to own a 30% leasehold interest in Colstrip Unit 4. Each party is responsible for its own fuel-related costs.

Oil and Natural Gas
-------------------

PPL Generation's Martins Creek station Units 3 and 4 burn both oil and natural gas. During 2000, 100% of the oil requirements for the Martins Creek units were purchased on the spot market. At December 31, 2000, PPL Generation had no long-term agreements for these requirements. During 2000, all of the natural gas consumed at Martins Creek was purchased under short-term agreements. PPL Generation has no long-term agreements to purchase gas.

Nuclear
-------

PPL Susquehanna has executed uranium supply and conversion agreements that satisfy 75% of the uranium requirements for the Susquehanna units in 2001, approximately 35% of the requirements for the period 2002-2003 and, including options, an additional 25% of the requirements for the period 2004-2007. Deliveries under these agreements are expected to provide sufficient uranium to permit Units 1 and 2 to operate into the first quarter of 2002.

PPL Susquehanna has executed an agreement that satisfies all of its enrichment requirements through 2004. Assuming that the other uranium components of the nuclear fuel cycle are satisfied, deliveries under this agreement are expected to provide sufficient enrichment to permit Unit 1 to operate into the first quarter of 2006 and Unit 2 to operate into the first quarter of 2007.

PPL Susquehanna has entered into an agreement that, including options, satisfies all of its fabrication requirements through 2006. Assuming that the uranium and other components of the nuclear fuel cycle are satisfied, deliveries under this agreement are expected to provide sufficient fabrication to permit Unit 1 to operate into the first quarter of 2008 and Unit 2 to operate into the first quarter of 2007.

Federal law requires the federal government to provide for the permanent disposal of commercial spent nuclear fuel. Under the Nuclear Waste Policy Act, the DOE initiated an analysis of a site in Nevada for a permanent nuclear waste repository. Progress on a proposed disposal facility has been slow, and the repository is not expected to be operational before 2010. Thus, expansion of Susquehanna's on-site spent fuel storage capacity was necessary. To support this expansion, PPL Susquehanna contracted for the design and construction of a spent fuel storage facility employing dry cask fuel storage technology. The facility is modular, so that additional storage capacity can be added as needed. The facility began receiving spent nuclear fuel in October 1999. PPL Susquehanna estimates that there is sufficient storage capacity in the spent nuclear fuel pools and the on-site dry spent fuel storage facility at Susquehanna to accommodate discharged fuel through the life of the plant, if necessary.

Federal law also provides that generators of spent fuel are responsible for certain costs of disposal. In January 1997, PPL Electric joined over 30 other utilities in a lawsuit in the U.S. Court of Appeals for the District of Columbia Circuit seeking assurance of the DOE's performance of its contractual obligation to accept spent nuclear fuel and suspension of payment to that agency pending such performance. In November 1997, the Court denied the utilities' requested relief and held that the contracts between the utilities and the DOE provide a potentially adequate remedy if the DOE failed to begin disposal of spent nuclear fuel by January 31, 1998. However, the Court also precluded the DOE from arguing that its delay in contract performance was "unavoidable".

The U.S. Congress is currently considering amendments to the Nuclear Waste Policy Act to address certain of the issues which have arisen between the DOE and the nuclear power industry regarding disposal of spent nuclear fuel as well as the ongoing litigation against DOE. PPL Generation is unable to predict the ultimate outcome of this proposed legislation or litigation.

ENVIRONMENTAL MATTERS

Certain PPL subsidiaries, including PPL Electric and PPL Generation subsidiaries, are subject to certain present and developing federal, regional, state and local laws and regulations with respect to air and water quality, land use and other environmental matters. See PPL's "Financial Condition - Capital Expenditure Requirements" in the Review of the Financial Condition and Results of Operations for information concerning environmental expenditures during 2000 and PPL's estimate of those expenditures during the years 2001-2005. PPL believes that its subsidiaries are in substantial compliance with applicable environmental laws and regulations.

See "Environmental Matters" in Note 15 to PPL's Financial Statements for information concerning federal clean air legislation, groundwater degradation and waste water control at facilities owned by PPL's subsidiaries and PPL Electric's and PPL Gas Utilities' agreements with the DEP concerning remediation at certain sites. Other environmental laws, regulations and developments that may have a substantial impact on PPL's subsidiaries are discussed below.

Air
---

The Clean Air Act includes, among other things, provisions that: (a) restrict the construction of, and revise the performance standards for, new and substantially modified coal-fired and oil-fired generating stations; and (b) authorize the EPA to impose substantial noncompliance penalties of up to $27,500 per day of violation for each facility found to be in violation of the requirements of an applicable state implementation plan. The state agencies administer the EPA's air quality regulations through the state implementation plans and have concurrent authority to impose penalties for non-compliance.

In December 1997, international negotiators reached agreement in Kyoto, Japan to strengthen the 1992 United Nations Global Climate Change Treaty by adding legally-binding greenhouse gas emission limits. This Agreement - formally called the Kyoto Protocol - if ratified by the U.S. Senate and implemented, would require the United States to reduce its greenhouse gas emissions to 7% below 1990 levels by 2008 - 2012. Compliance under the Agreement, if implemented, could result in increased capital and operating expenses which are not now determinable but which could be significant.

Water
-----

To implement the requirements of the Federal Water Pollution Control Act of 1972, as amended by the Clean Water Act of 1977 and the Water Quality Act of 1987, the EPA has adopted regulations on effluent standards for steam electric stations. The states administer the EPA's effluent standards through state laws and regulations relating, among other things, to effluent discharges and water quality. The standards adopted by the EPA pursuant to the Clean Water Act may have a significant impact on existing facilities of certain PPL subsidiaries depending on the states' interpretation and future amendments to regulations.

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

State laws such as the Pennsylvania Superfund statute also give state agencies broad authority to identify hazardous or contaminated sites and to order owners or responsible parties to clean-up the sites. If responsible parties cannot or will not perform the clean-up, the agency can hire contractors to clean-up the sites and then require reimbursement from the responsible parties after the clean-up is completed.

Certain federal and state statutes, including Superfund and the Pennsylvania Hazardous Sites Cleanup Act, also empower certain governmental agencies, such as the EPA and the DEP, to seek compensation from the responsible parties for the lost value of damaged natural resources. The EPA and the DEP may file such compensation claims against the parties held responsible for cleanup of such sites. Such natural resource damage claims could result in material additional liabilities for PPL subsidiaries.

Low-Level Radioactive Waste
---------------------------

Under federal law, each state is responsible for the disposal of low-level radioactive waste generated in that state. States may join in regional compacts to jointly fulfill their responsibilities. The states of Pennsylvania, Maryland, Delaware and West Virginia are members of the Appalachian States Low-Level Radioactive Waste Compact. Efforts to develop a regional disposal facility in Pennsylvania were suspended by the DEP in 1998. The Commonwealth retains the legal authority to resume the siting process should it be necessary. Low-level radioactive waste resulting from the operation of Susquehanna is currently being sent to Barnwell, South Carolina for disposal. In the event this or other emergent disposal options become unavailable or no longer cost-effective, the low-level radioactive waste will be stored on-site at Susquehanna. PPL Susquehanna cannot predict the future availability of low-level waste disposal facilities or the cost of such disposal.

General
-------

Concerns have been expressed by some members of the scientific community and others regarding the potential health effects of EMFs. These fields are emitted by all devices carrying electricity, including electric transmission and distribution lines and substation equipment. Federal, state and local officials have focused attention on this issue. PPL and its subsidiaries support the current efforts to determine whether

EMFs cause any human health problems and is taking low cost or no cost steps to reduce EMFs, where practical, in the design of new transmission and distribution facilities. PPL is unable to predict what effect, if any, the EMF issue might have on its operations and facilities and the associated cost, or what, if any, liabilities it might incur related to the EMF issue.

PPL and its subsidiaries are unable to predict the ultimate effect of evolving environmental laws and regulations upon its existing and proposed facilities and operations. In complying with statutes, regulations and actions by regulatory bodies involving environmental matters, including the areas of water and air quality, hazardous and solid waste handling and disposal and toxic substances, PPL's subsidiaries may be required to modify, replace or cease operating certain of their facilities. PPL's subsidiaries may also incur significant capital expenditures and operating expenses in amounts which are not now determinable, but which could be significant.

FRANCHISES AND LICENSES

PPL Electric is authorized to provide electric public utility service throughout its service area as a result of grants by the Commonwealth of Pennsylvania in corporate charters to PPL Electric and companies to which it has succeeded and as a result of certification by the PUC. PPL Electric is granted the right to enter the streets and highways by the Commonwealth subject to certain conditions. In general, such conditions have been met by ordinance, resolution, permit, acquiescence or other action by an appropriate local political subdivision or agency of the Commonwealth. PPL EnergyPlus also has an export license from the DOE to sell capacity and/or energy to electric utilities in Canada.

PPL Susquehanna operates Units 1 and 2 pursuant to NRC operating licenses which expire in 2022 and 2024, respectively. PPL Holtwood operates two hydroelectric projects pursuant to licenses renewed by the FERC in 1980: Wallenpaupack (44,000 kilowatts capacity) and Holtwood (102,000 kilowatts capacity). The Wallenpaupack license expires in 2004 and the Holtwood license expires in 2014.

PPL Holtwood owns one-third of the capital stock of Safe Harbor Water Power Corporation (Safe Harbor), which holds a project license which extends the operation of its hydroelectric plant until 2030. The total capacity of the Safe Harbor plant is 417,500 kilowatts, and PPL Electric is entitled by contract to one-third of the total capacity (139,000 kilowatts).

The eleven hydroelectric facilities and one storage reservoir purchased from Montana Power in 1999 are licensed by FERC. These licenses expire periodically and the generating facilities must be relicensed at such times. The FERC license for the Mystic facility expires in 2009; the Thompson Falls and Kerr licenses expire in 2025 and 2035, respectively, and the license for the nine Missouri-Madison facilities expire in 2040.

EMPLOYEE RELATIONS

As of December 31, 2000, PPL and its subsidiaries had 11,893 full-time employees. This total included 3,330 in PPL Electric; 424 in PPL Gas Utilities; 2,398 in PPL Generation; 1,697 in PPL EnergyPlus (including the mechanical contractors); 45 in PPL Global; 3,056 in several Central and South American electric companies controlled by PPL Global; and 943 in PPL Services.

Approximately 49%, or 4,297, of PPL's domestic workforce are members of labor unions, with four IBEW locals representing nearly 4,100 employees (including 2,535 of PPL Electric). The other unions primarily represent small locals of gas utility employees in Pennsylvania. The collective bargaining agreement with the largest union was negotiated in 1998 and expires in May 2002. Eight new three-year contracts with smaller locals in Pennsylvania were negotiated in 2000, and five additional agreements will expire during the first half of 2001, with the largest being for three locals representing about 320 PPL Montana employees.

                              ITEM 2. PROPERTIES
                              ------------------

Refer to the "Property, Plant and Equipment" section of Note 1 to PPL's Financial Statements for information concerning investments in property, plant and equipment. On July 1, 2000, PPL and PPL Electric completed a corporate realignment in which PPL Electric transferred its electric generation and related assets to various unregulated PPL affiliates. In connection with this transfer, all of these assets were released from the lien of PPL Electric's mortgage. In addition, PPL Electric has electric transmission and distribution lines in public streets and highways pursuant to franchises and rights-of-way secured from property owners. For a description of PPL Electric's service territory, see Item 1, "BUSINESS - Background," and "BUSINESS - Power Supply." See these same sections for descriptions of PPL Generation's generating stations, and an overview of PPL Global's international investments.

                           ITEM 3. LEGAL PROCEEDINGS
                           -------------------------

See Item 1 "BUSINESS - Fuel Supply" for information concerning a lawsuit against the DOE for failure of that agency to perform certain contractual obligations.

Pursuant to changes in PURTA enacted in 1999, PPL subsidiaries have filed a number of tax assessment appeals in various Pennsylvania counties where PPL generating plants are located. These appeals challenge existing local tax assessments, which now furnish the basis for payment of the PURTA tax on PPL's properties. Also, as of January 1, 2000, generation facilities are no longer taxed under PURTA, and these local assessments will be used directly to determine local real estate tax liability for PPL's power plants. In July 1999, PPL filed retroactive appeals for tax years 1998 and 1999, as permitted by the new law, as well as prospective appeals for 2000, as permitted under normal assessment procedures. Additional prospective appeals were filed in 2000 for the 2001 tax year. It is anticipated that assessment appeals will now be an annual occurrence.

Hearings on the pending appeals were held by the boards of assessment appeals in each county, and decisions have now been rendered by most counties. To the extent the appeals were denied or PPL was not otherwise satisfied with the results, PPL filed further appeals from the board decisions with the appropriate county Courts of Common Pleas.

Of all the pending proceedings, the most significant appeal concerns the assessed value of the Susquehanna nuclear station. The county assessment of the Susquehanna station indicated a market value of $3.9 billion. Based on this value, the annual local taxes for the Susquehanna station would have been about $70 million. However, PPL was able to reach a settlement with the local taxing authorities in late December 2000, for tax years 2000 and 2001. This settlement will result in the payment of annual local taxes of about $3 million. PPL and the local taxing authorities also reached a settlement concerning the 1998 and 1999 tax years which, if effectuated, would not result in any additional PURTA tax liability for PPL. This portion of the settlement with the local tax authorities is subject, however, to the outcome of claims asserted by certain intervenors which are described below.

In August 2000, over PPL's objections, the court permitted Philadelphia City and County, the Philadelphia School District and the Southeastern Pennsylvania Transportation Authority (SEPTA) (collectively, the "Philadelphia parties") to intervene in the case. The Philadelphia parties have intervened because they believe a change in the assessment of the plant will affect the amount they would collect under PURTA for the tax years 1998 and 1999. As part of the change in the law, the local real estate assessment determines what the 1998 and 1999 PURTA payments by PPL will be. In November 2000, the Philadelphia parties submitted their own appraisal report, which indicates that the taxable fair market value of the Susquehanna Station under PURTA for 1998 and 1999 is approximately $2.3 billion. Based on this appraisal, PPL would have to pay up to an extra $213 million in PURTA taxes for tax years 1998 and 1999.

PPL's appeal of the Susquehanna station assessment for 1998 and 1999 is still pending in the Luzerne County Court of Common Pleas; trial commenced in December 2000, and is expected to continue in February 2001. As a result of these proceedings and potential appeals, a final determination of market value and the associated tax liability for 1998 and 1999 may not occur for several years.

In the other assessment appeals pending in county courts, the local authorities have assessed PPL's generating plants at an aggregate market value amount of about $311 million for tax year 2000, for a total tax liability of about $5.2 million. PPL has estimated the aggregate market value of these plants at about $26 million for tax year 2000, for a total tax liability of about $460,000. As at the Susquehanna station, the school districts involved in these proceedings have issued interim tax bills at levels which are disputed by PPL. Final determinations of market value and associated tax liability in these proceedings may not occur for several years.

See "Review of the Financial Condition and Results of Operation" for a description of the July 1, 2000 corporate realignment in which PPL Electric's generating plants were transferred to various PPL affiliates.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of 2000.

                     EXECUTIVE OFFICERS OF THE REGISTRANTS
                     -------------------------------------

Officers of PPL and PPL Electric are elected annually by their Boards of Directors to serve at the pleasure of the respective Boards. There are no family relationships among any of the executive officers, or any arrangement or understanding between any executive officer and any other person pursuant to which the officer was selected.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any executive officer during the past five years.

Listed below are the executive officers as of December 31, 2000:

PPL Corporation:

                                                                                   Effective Date of
                                                                                      Election to
   Name                   Age                      Position                         Present Position
   ----                   ---                      --------                         ----------------
William F. Hecht           57       Chairman, President and Chief
                                    Executive Officer                               February 24, 1995

Francis A. Long            60       Executive Vice President                        February 24, 1995

John R. Biggar             56       Executive Vice President and Chief
                                    Financial Officer                               January 1, 2001

Robert J. Grey             50       Senior Vice President, General
                                    Counsel and Secretary                           March 1, 1996

Michael E. Bray/*/         53       Vice Chair and President-PPL
                                    Electric Utilities Corporation                  July 1, 2000

Paul T. Champagne/*/       42       President-PPL Global, LLC                       May 24, 1999

Lawrence E. De Simone/*/   53       President-PPL EnergyPlus, LLC                   November 1, 1998

Joseph J. McCabe           50       Vice President and Controller                   August 1, 1995

James E. Abel              49       Vice President-Finance
                                    and Treasurer                                   June 1, 1999


/*/ Messrs. Bray, Champagne and De Simone have been designated executive officers of PPL by virtue of their respective positions at PPL subsidiaries. In addition, effective February 5, 2001, James H. Miller was elected President of PPL Generation, LLC, and by virtue of that position is an executive officer of PPL. Prior to that time, Mr. Miller was Executive Vice President of USEC, Inc.

PPL Electric Utilities Corporation:

                                                                                     Effective Date of
                                                                                         Election to
      Name                     Age                Position                           Present Position
      ----                     ---                --------                           ----------------
Michael E. Bray                 53        Vice Chair and President                     July 1, 2000

Joseph J. McCabe                50        Vice President and Controller                August 1, 1995

James E. Abel                   49        Treasurer                                    July 1, 2000

Each of the above officers, with the exception of Messrs. Bray, Champagne and De Simone, had been employed by PPL Electric Utilities for more than five years as of July 1, 2000. In connection with the July 1, 2000 corporate realignment, Messrs. Hecht, Long, Biggar, Grey, McCabe and Abel became employees of PPL Services Corporation, another PPL subsidiary; Messrs. Hecht, Long, Biggar and Grey ceased being officers of PPL Electric Utilities.

Mr. Bray joined PPL Electric Utilities in April 2000. Prior to that time, he was President and Chief Executive Officer of Consolidated Edison Development, Inc. Mr. De Simone joined PPL EnergyPlus in November 1998. Prior to that time, he was Senior Vice President - Energy Services at Virginia Power Company. (Effective with the July 1, 2000 corporate realignment, PPL EnergyPlus became a principal PPL subsidiary and Mr. De Simone, as President of PPL EnergyPlus, became an executive officer of PPL.) Mr. Champagne became President of PPL Global in May 1999. Prior to that time, he was Vice President and Senior Development Officer of PPL Global.

Prior to their election to the positions shown above, the following executive officers held other positions within PPL and PPL Electric Utilities since January 1, 1996. Mr. Hecht was Chairman, President and Chief Executive Officer (of PPL Electric Utilities); Mr. Biggar was Vice President - Finance, Vice President - Finance and Treasurer, Senior Vice President - Financial, and Senior Vice President and Chief Financial Officer; Mr. Grey was Vice President, General Counsel and Secretary; Mr. McCabe was Controller; and Mr. Abel was Manager - Treasury, Manager - Auditing, and Treasurer.

                       PPL CORPORATION AND SUBSIDIARIES

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

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA

                                                                    2000 (a)     1999 (a)      1998 (a)      1997 (a)         1996
PPL Corporation
-----------------------------------------------------------------------------------------------------------------------------------
Income Items -- millions
     Operating revenues ........................................    $  5,683     $  4,590      $  3,786      $  3,077     $  2,926
     Operating income (f).......................................       1,202          872           827           800          810
     Net income (loss)..........................................         498          432          (569)          296          329
     Net income excluding nonrecurring items....................         474          358           309           328          329
Balance Sheet Items -- millions (b)
     Property, plant and equipment, net.........................       5,948        5,624         4,480         6,820        6,960
     Recoverable transition costs...............................       2,425        2,647         2,819
     Total assets...............................................      12,360       11,174         9,607         9,485        9,670
     Long-term debt.............................................       4,784        4,157         2,984         2,735        2,832
     Company-obligated mandatorily redeemable
        preferred securities of subsidiary trusts
        holding solely company debentures.......................         250          250           250           250
     Preferred stock
        With sinking fund requirements..........................          47           47            47            47          295
        Without sinking fund requirements.......................          50           50            50            50          171
     Common equity..............................................       2,012        1,613         1,790         2,809        2,745
     Short-term debt............................................       1,037          857           636           135          144
     Total capital provided by investors........................       8,180        6,974         5,757         6,026        6,187
     Capital lease obligations (h)..............................                      125           168           171          247
Financial Ratios
     Return on average common equity -- % (e)...................       27.14        16.89         10.98         11.69        12.30
     Embedded cost rates (b)
        Long-term debt -- %.....................................        6.98         6.95          7.40          7.88         7.89
        Preferred stock -- %....................................        5.87         5.87          5.87          5.85         6.09
        Preferred securities -- %...............................        8.44         8.44          8.44          8.43
     Times interest earned before income taxes (e)..............        2.95         3.14          3.28          3.59         3.55
     Ratio of earnings to fixed charges -- total
        enterprise basis (c), (e)...............................        2.66         2.80          3.10          3.51         3.45
     Ratio of earnings to fixed charges and
        dividends on preferred stock
        --total enterprise basis (c), (e).......................        2.55         2.64          2.77          3.11         2.90
Common Stock Data
     Number of shares outstanding -- thousands
        Year-end................................................     145,041      143,697       157,412       166,248      162,665
        Average.................................................     144,350      152,287       164,651       164,550      161,060
     Number of record shareowners (b)...........................      91,777       91,553       100,458       117,293      123,290
     Basic EPS (loss) - reported................................    $   3.45     $   2.84        ($3.46)     $   1.80     $   2.05
     Basic EPS - excluding nonrecurring items (e)...............    $   3.29     $   2.35         $1.87      $   2.00     $   2.05
     Diluted EPS (loss) - reported..............................    $   3.44     $   2.84        ($3.46)     $   1.80     $   2.05
     Diluted EPS - excluding nonrecurring items (e).............    $   3.28     $   2.35      $   1.87      $   2.00     $   2.05
     Dividends declared per share...............................    $   1.06     $   1.00      $  1.335      $   1.67     $   1.67
     Book value per share (b)...................................    $  13.87     $  11.23      $  11.37      $  16.90     $  16.87
     Market price per share (b).................................    $ 45.188     $ 22.875      $ 27.875      $ 23.938     $     23
     Dividend payout rate -- % (g)..............................          32           43            71            84           81
     Dividend yield -- % (d)....................................        2.35         4.37          4.79          6.98         7.26
     Price earnings ratio (g)...................................       13.78         9.73         14.91         11.97        11.22
Sales Data - millions of kWh
     Electric energy supplied - retail..........................      41,493       36,637        31,651        31,964       32,307
     Electric energy supplied - wholesale.......................      40,884       32,045        36,708        21,454       14,341
     Electric energy delivered - retail.........................      37,642       35,987        32,144        31,964       32,307

(a) The earnings for each year, except for 1996, were affected by nonrecurring items. These adjustments affected net income and certain items under Financial Ratios and Common Stock Data. See "Earnings" in Review of the Financial Condition and Results of Operations for a description of nonrecurring items in 2000, 1999 and 1998.
 (b) At year-end.
 (c) Computed using earnings and fixed charges of PPL and its subsidiaries. Fixed charges consist of interest on short- and long-term debt, other interest charges, interest on capital lease obligations and the estimated interest component of other rentals.
 (d) Based on year-end market prices.
 (e) Based on earnings excluding nonrecurring items.
 (f) Operating income of 1997 and 1996 restated to conform to the current presentation.
 (g) Based on diluted EPS - excluding nonrecurring items.
 (h) PPL terminated its capital lease in 2000. See Note 1 for additional information.

                                PPL CORPORATION
      ITEM 7. REVIEW OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              -----------------------------------------------------------

PPL is a holding company with headquarters in Allentown, PA. See Item 1 "BUSINESS - Background" for descriptions of PPL's major segments. See Exhibit 99 in Item 14 for the corporate organization. Other subsidiaries may be formed by PPL to take advantage of new business opportunities.

Corporate Realignment

On July 1, 2000, PPL and PPL Electric completed a corporate realignment in order to effectively separate PPL Electric's regulated transmission and distribution businesses from its recently deregulated generation businesses and to better position the companies and their affiliates in the new competitive marketplace. The corporate realignment included the following key features:

 .    PPL Electric contributed its generating and certain other related assets, along with associated liabilities, to new unregulated generating subsidiaries of PPL Generation. In connection with the contribution, PPL Energy Funding, the parent company of PPL Generation, assumed $670 million aggregate principal amount of PPL Electric's debt issued to affiliated companies.

 .    PPL Electric also contributed assets associated with its wholesale energy marketing activities, along with associated liabilities, to its wholly-owned subsidiary, PPL EnergyPlus, and contributed its interest in PPL EnergyPlus to PPL Energy Funding.

 .    PPL Electric distributed in a "tax-free spin-off" all of the outstanding shares of stock of PPL Energy Funding to PPL, which resulted in PPL Energy Funding becoming a wholly-owned subsidiary of PPL.

 .    PPL's unregulated power subsidiary, PPL Global, also transferred its U.S.
     electric generating subsidiaries to PPL Generation.

 .    PPL Electric entered into agreements with PPL EnergyPlus for the purchase of electricity to meet all of PPL Electric's requirements through 2001 as a PLR for customers who have not selected an alternative supplier under the Customer Choice Act.

As a result of the corporate realignment, PPL Generation's principal business is owning and operating U.S. generating facilities through various subsidiaries; PPL EnergyPlus' principal business is unregulated wholesale and retail energy marketing; PPL Electric's principal businesses are the regulated transmission and distribution of electricity to serve retail customers in its franchised territory in eastern and central Pennsylvania, and the supply of electricity to retail customers in that territory as a PLR; and PPL Global's principal businesses are the acquisition and development of both U.S. and international energy projects, and ownership and operation of international energy projects. PPL Energy Funding serves as the parent company for substantially all of PPL's unregulated businesses, including PPL Generation, PPL EnergyPlus and PPL Global. Other subsidiaries of PPL and PPL Electric are generally aligned in the new corporate structure according to their principal business functions.

The corporate realignment followed receipt of various regulatory approvals, including approvals from the PUC, the FERC, the NRC and the IRS.

                              Results of Operations
                              ---------------------

The following discussion explains significant changes in principal items on the Consolidated Statement of Income, comparing 2000 to 1999, and 1999 to 1998.

Certain items on the Consolidated Statement of Income have been impacted by the acquisition of Montana generating assets. PPL acquired the generating assets from Montana Power in December 1999. As such, the results of PPL Montana are included for the entire year in 2000, but only for the last two weeks of 1999. When discussing PPL's results of operations for 2000 compared with 1999, the results of PPL Montana for the year 2000 are eliminated for purposes of comparability.

Earnings

                                                2000     1999     1998
                                                ----     ----     ----
Earnings per share (basic) - excluding
  nonrecurring items                           $3.29    $2.35    $1.87
Nonrecurring items:
   Environmental insurance recoveries            .16
   Sale of Sunbury plant and related
       assets (Note 11)                                   .28
   Sale of SWEB supply business (Note 11)                 .42
   Securitization (Note 5)                                .13
   Write-down carrying value of
       investments (Note 11)                             (.34)
   PUC restructuring charge (Note 5)                             (5.56)
   FERC municipalities settlement
       (Note 5)                                                   (.19)
   Settlement with NUG                                             .11
   U.K. tax rate reduction                                         .06
   PPL Gas Utilities acquisition costs                             .03
   Other impacts of restructuring                                  .22
                                               -----    -----   ------
Earnings (loss) per share (basic) - actual     $3.45    $2.84   ($3.46)
                                               =====    =====   ======


The earnings of PPL for 2000, 1999 and 1998 were impacted by several nonrecurring items. Earnings in 2000 benefited by 16 cents per share from insurance settlements for past and potential future environmental exposures. In addition, the PUC restructuring adjustments provided a favorable impact of about 22 cents per share on earnings in the second half of 1998. The nonrecurring items without note references are discussed in "Other Income and (Deductions)."

Excluding the effects of nonrecurring items, earnings per share were $3.29 in 2000 (or $3.28 diluted), compared with $2.35 in 1999. The adjusted earnings for 2000 represents a 94 cents per share improvement, or about 40%, compared with 1999. The earnings improvement was primarily due to:

 . higher margins on wholesale transactions, including PPL Montana; . the end of a one year 4% rate reduction for delivery customers in
   Pennsylvania;
 .  gains on sales of emission allowances;
 . lower depreciation on certain fossil generating assets; and . fewer common shares outstanding.

These earnings improvements in 2000 were partially offset by higher levels of interest expense, higher costs of wages and employee benefits, and the write-off of a regulatory asset related to Pennsylvania's 1998 electric choice program.

Excluding the effects of nonrecurring items, 1999 earnings were $2.35 compared with $1.87 for 1998. The adjusted earnings for 1999 represents a 48 cents per share improvement, or about 26%, compared with 1998. This earnings improvement was primarily due to higher margins on wholesale energy and marketing activities, an increase in electricity supplied to commercial and industrial customers, lower taxes, lower depreciation on generation assets, increased earnings from unregulated operations, and the benefit of fewer common shares outstanding. In addition, 1998 earnings were adversely impacted by mild winter weather. The earnings improvements in 1999 were partially offset by a 4% rate reduction for electric delivery customers in Pennsylvania and by the loss of customers who shopped for alternate electric generation suppliers. In addition, 1998 earnings benefited from certain regulatory treatments that did not carry over to 1999.

Operating Revenues

Retail Electric and Gas
-----------------------

The increase (decrease) in retail revenues from electric and gas operations was attributable to the following (millions of dollars):

                                      2000 vs. 1999    1999 vs. 1998
                                      -------------    -------------
Retail Electric Revenue
  PPL Electric
    Electric delivery                      $ 28             $(179)
    PLR electric generation supply           32              (159)
  PPL EnergyPlus
    Electric generation supply               88               416
  PPL Global
    Electric delivery                        75               245
  Other                                       3                25
                                           ----              ----
                                            226               348
                                           ----              ----

Retail Gas Revenue

  PPL Gas Utilities                          25                74
  PPL EnergyPlus                             43                 6
                                           ----              ----
                                             68                80
                                          -----              ----

Retail Revenues - total                    $294              $428
                                           ====              ====


Operating revenues from retail electric operations increased by $226 million in 2000 compared with 1999. PPL EnergyPlus provided 15.5% more electricity to retail customers in 2000 as compared to 1999. Revenues from PPL Global were $75 million, or 31%, greater in 2000 as compared to 1999, due to the acquisition of CEMAR and higher sales volumes in Chile, El Salvador and Bolivia. Also contributing to the increase were higher PPL Electric retail delivery sales in 2000 compared with 1999, and the end of the one year 4% rate reduction for delivery customers. In addition, PPL Electric's PLR revenues were higher in 2000, as fewer customers selected a supplier other than PPL Electric.

Operating revenues from retail electric operations increased by $348 million in 1999 compared with

1998. This was primarily due to the consolidation of Emel and EC results effective January 1, 1999. Also, PPL Electric and PPL EnergyPlus provided 6.5% more electricity to retail customers during 1999 as compared with 1998.

Both PPL Gas Utilities and PPL EnergyPlus had higher retail gas sales for 2000 when compared to 1999. The increase in PPL Gas Utilities' revenues reflects greater demand, higher gas commodity costs and increased off-system revenues in 2000. PPL EnergyPlus' increase was related to intensified gas marketing efforts and increased retail pricing attributed to higher wholesale gas commodity costs.

After eliminating the revenues of PPL Gas Utilities, which was acquired in August 1998, retail gas revenues increased by $6 million in 1999 compared with 1998.

PPL Gas Utilities' two natural gas delivery subsidiaries reached a settlement with the PUC for a $9.3 million base rate increase, effective January 1, 2001. As a condition of the settlement, PPL Gas Utilities agreed to not increase natural gas delivery base rates in Pennsylvania for the next three years.

Wholesale Energy Marketing and Trading
--------------------------------------

The increase (decrease) in revenues from wholesale energy marketing and trading activities was attributable to the following (millions of dollars):

                               2000 vs. 1999    1999 vs. 1998
                               -------------    -------------

PPL Electric/PPL EnergyPlus
  Bilaterial Sales                   $209            $38
  PJM                                  39
  Cost-based contracts                (38)           (71)
  Gas & oil sales                     (39)           223
PPL Montana                           405              9
PPL Maine                              67             15
Other                                  (3)             3
                                     ----           ----
                                     $640           $217
                                     ====           ====

After eliminating the revenues of PPL Montana, wholesale energy marketing and trading revenues increased by $235 million in 2000 compared to 1999. This was primarily due to higher bilateral sales revenues due to higher market pricing and increased sales volumes to other counterparties.

Wholesale energy marketing and trading revenues increased by $217 million in 1999 compared with 1998. This increase was predominately due to an increase in wholesale gas revenues. This increase was, in part, due to greater demand for gas-fired generation and an increase in retail gas marketing activities. The decrease in revenues from cost-based contracts reflects the phase-down of the capacity and energy agreement with JCP&L. The contract expired in December 1999.

Energy Related Businesses

Energy related businesses (see Note 1 to Financial Statements) contributed $46 million to the 2000 operating income of PPL, which was a decrease of $14 million from 1999. This decrease was primarily due to operating losses incurred by PPL's synfuel projects. These and other losses were partially offset by increased operating income of the mechanical contracting and engineering subsidiaries, and higher equity earnings from PPL Global's international investments.

Energy related businesses provided an additional $35 million to operating income in 1999 compared with 1998. This was primarily due to PPL Global's higher equity earnings from its investment in WPD, and additional operating income provided by the mechanical contracting and engineering subsidiaries.

Fuel

Fuel costs increased by $47 million in 2000 compared with 1999, and decreased by $11 million in 1999 compared with 1998.

Electric fuel cost increased by $23 million in 2000 compared with 1999. Excluding PPL Montana, electric fuel costs decreased by $8 million during 2000 compared with 1999. The decrease was attributed to lower unit costs for nuclear generation, in part due to a $5 million accrual in 1999 for dry cask canisters for on-site spent fuel storage. The decrease from lower unit costs was partially offset by higher generation at Susquehanna.

Electric fuel costs decreased by $44 million in 1999 compared with 1998. The decrease resulted from lower generation by PPL Generation's coal-fired and oil/gas fired units, as well as lower fuel prices for coal. The lower coal-fired generation resulted from units being dispatched less during off-peak periods, as a result of NOx allowances affecting the unit costs from May to September of 1999. The Holtwood plant closing and the Sunbury plant sale (See "Power Plant Operations" discussion) also contributed to the decrease in generation. In addition, PPL Generation entered into a rail contract which lowered coal freight prices effective June 1999. These decreases in

1999 were partially offset by higher fuel prices for nuclear and oil/gas-fired stations.

The cost of natural gas and propane increased by $24 million in 2000 compared with 1999. This reflects higher sales by PPL Gas Utilities, and intensified gas marketing efforts by PPL EnergyPlus.

The cost of natural gas and propane increased by $33 million in 1999 compared with 1998. This reflects the acquisition of PPL Gas Utilities in August 1998. The results for 1999 included a full year of operations of PPL Gas Utilities.

Energy Purchases

The increase in energy purchases was attributed to the following (millions of dollars):

                          2000 vs. 1999    1999 vs. 1998
                          -------------    -------------

PPL EnergyPlus                  $143            $309
PPL Maine                         58               6
PPL Global                        46             142
PPL Montana                      121               1
Other                             15
                                ----            ----
                                $383            $458
                                ====            ====

After excluding the impact of PPL Montana, energy purchases increased by $262 million during 2000, compared with 1999. This increase was attributed to higher wholesale prices for energy purchases needed to supply retail load obligations.

Excluding the purchases made by Emel and EC, which were consolidated by PPL Global effective January 1, 1999, energy purchases increased by $316 million in 1999 when compared to 1998. The increase was primarily due to increased gas purchases by the Energy Marketing Center, additional wholesale purchases to support PPL EnergyPlus, and higher wholesale prices for electricity. These increases were partially offset by a decrease in the volume of electricity purchases.

Other Operation Expenses

Other operation expenses increased by $47 million in 2000 when compared to 1999. After eliminating the expenses of PPL Montana, other operation expenses decreased $30 million in 2000 when compared with 1999. This decrease was primarily the result of environmental insurance settlements, gains on the sale of emission allowances and reduced pension costs. These reductions were partially offset by increased expenses due to the CEMAR acquisition, a loss accrual under the Clean Air Act and increased costs of wages and other benefits.

Other operation expenses increased by $69 million in 1999 compared with 1998. Operating expenses of acquired companies and certain regulatory impacts caused a substantial portion of this increase. These included:

 .    PPL Global's consolidation of Emel and EC, effective January 1, 1999, which added about $25 million in operation expenses.

 .    About $23 million of additional operation expenses of PPL Gas Utilities recorded in 1999 compared to 1998. PPL Gas Utilities was acquired in August 1998.

 .    About $46 million of regulatory credits recorded in 1998. These credits were for the loss of revenue as a result of Pennsylvania's pilot Electric Choice Program and the deferral of undercollected energy costs. No similar items were reflected in 1999, as the pilot program was completed and energy costs were no longer recoverable through the Energy Cost Rate.

Eliminating the effects of the above amounts, the other operation expenses of PPL decreased by $29 million in 1999 compared with 1998. This decrease was primarily due to PPL Electric's cost-cutting initiatives, gains on the sale of emission allowances and decreased load dispatching activities for system control.

Maintenance Expenses

Maintenance expenses increased by $46 million in 2000 from 1999. After eliminating the expenses of PPL Montana, maintenance expenses increased by $33 million in 2000 from 1999. This increase was primarily due to higher maintenance costs at the Susquehanna generating station, higher transmission and distribution line maintenance expenses and higher costs of wages.

Maintenance expenses increased by $33 million in 1999 from 1998. About half of the increase was due to the consolidation of Emel and EC effective January 1, 1999 and the acquisition of PPL Gas Utilities in August 1998. The other half of this increase was due to higher costs of outage-related and other maintenance at PPL Electric's fossil and nuclear power plants, and additional expenses to maintain transmission and distribution facilities.

Power Plant Operations

In April 1999, PPL Electric closed its Holtwood coal-fired generating station. The closing was part of an effort to reduce operating costs and position PPL for the competitive marketplace. The adjacent hydroelectric plant, owned by PPL Holtwood, continues to operate.

In November 1999, PPL Electric sold its Sunbury plant and the principal assets of its wholly-owned coal processing subsidiary, Lady Jane Collieries, to Sunbury Holdings, LLC. PPL Electric received cash proceeds of $107 million for the assets, including coal inventory, which resulted in a one-time contribution to earnings of about 28 cents per share.

Depreciation

Depreciation increased by $4 million in 2000 compared with 1999. After eliminating the expenses of PPL Montana, depreciation decreased by $10 million in 2000 compared with 1999. This decrease was primarily due to a change in the estimated remaining useful lives of certain PPL generating plants. PPL subsidiaries periodically review the depreciable lives of their fixed assets. In conjunction with corporate realignment activities undertaken in early 2000, studies were conducted of depreciable lives of certain generation assets. These studies indicated that the estimated economic lives for certain generation assets were longer than currently used to calculate depreciation for financial statement purposes. Therefore, effective July 1, 2000, PPL Generation revised the estimated economic lives for fossil generation and pipeline assets. This change is expected to reduce depreciation expense by approximately $33 million per year for the next several years from previous levels. The reduction in depreciation expense in the second half of 2000 was partially offset by depreciation of CEMAR's transmission, distribution and other assets recorded subsequent to acquisition by PPL Global.

Depreciation decreased by $81 million in 1999 compared with 1998. This decrease was mainly due to the write-down of generation-related assets in connection with the restructuring adjustments recorded in June 1998. The decrease was partially offset by depreciation associated with the acquisition of PPL Gas Utilities in August 1998 and the consolidation of Emel and EC effective January 1, 1999.

Other Income and (Deductions)

Other income of PPL decreased by $112 million in 2000 from 1999. PPL Electric's earnings in 2000 reflected a charge of $12 million resulting from a PUC ruling requiring the write-off of the regulatory asset for the loss incurred in Pennsylvania's pilot Electric Choice Program, and an adverse FERC decision regarding investments in PJM. PPL Generation also recorded a loss contingency for an unasserted claim against the company under the Clean Air Act. Other income in 1999 included PPL Global's share of the gain on the sale of SWEB's electrical supply business (which was $78 million pre-U.S. tax), and a $66 million pre-tax gain on the sale of PPL Electric's Sunbury plant and the principal assets of its wholly owned subsidiary, Lady Jane Collieries. These increases were partially offset by a $51 million write-down of certain of PPL Global's international investments: WPD, Aguaytia and BGG. The net impact of the charges in 2000, versus the credits to income in 1999, are the primary reasons for the decrease in other income between the periods.

Other income in 1999 increased by $31 million from 1998. PPL recorded several favorable nonrecurring items in 1998, including a $30 million recovery from a NUG to settle a suit over disputed energy prices, a $9 million credit for a reduction in U.K. corporate tax rates and a $6 million credit to earnings to reverse the prior expensing of PPL Gas Utilities acquisition costs. However, there were larger credits to other income in 1999, as noted above.

Financing Costs

PPL experienced higher financing costs on long-term debt during the past few years, primarily associated with the issuance of $2.4 billion of transition bonds by PPL Transition Bond Company in August 1999, and the issuance of medium-term notes by PPL Capital Funding in 2000. Refer to Note 10 to the Financial Statements for more information. Interest on long-term debt and dividends on preferred stock increased from $219 million in 1997 to $349 million in 2000. Interest on short-term debt, net of capitalized interest and AFUDC borrowed funds, increased from $20 million in 1997 to $53 million in 2000. This increase reflects PPL Capital Funding's commercial paper program initiated in 1998.

Income Taxes

Income tax expense increased by $120 million in 2000 compared with 1999. This was primarily due to an increase in pre-tax book income and a 1999 release of deferred taxes no longer required due to securitization.

Income tax expense decreased by $85 million in 1999, compared with 1998. This was primarily due to a release of deferred income taxes no longer required due to securitization and tax changes relating to the 1998 restructuring write-off.

                              Financial Condition
                              -------------------

Energy Marketing and Trading Activities

PPL, through its PPL EnergyPlus subsidiary, purchases and sells electric and energy at the wholesale level under FERC market-based tariffs throughout the U.S. PPL enters into agreements to market available energy and capacity from its generating assets in Pennsylvania, Maine and Montana with the expectation of profiting from market price fluctuations.

If PPL were unable to deliver firm capacity and energy under these agreements, under certain circumstances it would be required to pay damages. These damages would be based on the difference between the market price to acquire replacement capacity or energy and the contract price of the undelivered capacity or energy. Depending on price volatility in the wholesale energy markets, such damages could be significant. Extreme weather conditions, unplanned power plant outages, transmission disruptions, non-performance by counterparties (or their counterparties) with which it has power contracts, and other factors could affect PPL's ability to meet its firm capacity or energy obligations, or cause significant increases in the market price of replacement capacity and energy. Although PPL attempts to mitigate these risks, there can be no assurance that it will be able to fully meet its firm obligations, that it will not be required to pay damages for failure to perform, or that it will not experience counterparty non-performance in the future.

PPL attempts to mitigate risks associated with open contract positions by reserving generation capacity to deliver electricity to satisfy its net firm sales contracts and, when necessary, by purchasing firm transmission service. In addition, PPL adheres to its risk management policy and programs, including established credit policies to evaluate counterparty credit risk. To date, PPL has not experienced any significant losses due to non-performance by counterparties. Additionally, given the current electric energy situation in California, PPL has established a reserve to limit its exposure as a result of sales within that market area. See Note 19 to Financial Statements for discussion related to the California energy situation.

On January 1, 1999, PPL adopted mark-to-market accounting for energy contracts executed for trading purposes, in accordance with EITF 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." Under mark-to-market accounting, gains and losses from changes in market prices on contracts executed for trading purposes are reflected in current earnings. The earnings effect of mark-to-market accounting was not significant in 1999. Under EITF 98-10, energy trading activities refer to energy contracts executed with the objective of generating profits on, or from exposure to, shifts or changes in market prices. Risk management activities refer to energy contracts that are designated as (and effective as) hedges of non-trading activities (i.e., marketing available capacity and energy and purchasing fuel for consumption). PPL adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138, effective January 1, 2001. See Note 18 to the Financial Statements for the effect of adopting SFAS 133.

Market Risk Sensitive Instruments

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

PPL actively manages the market risk inherent in its commodity, debt, foreign currency and equity positions. The Board of Directors of PPL has adopted a risk management policy to manage the risk exposures related to energy prices, interest rates and foreign currency exchange rates. This policy established a Risk Management Committee comprised of certain executive officers which oversees the risk management function. Nonetheless, adverse changes in commodity prices, interest rates, foreign currency exchange rates and equity prices may result in losses in earnings, cash flows and/or fair values. The forward-looking information presented below provides only estimates of what may occur in the future, assuming certain adverse market conditions, due to reliance on model assumptions. As a result, actual future results may differ materially from those presented. These disclosures are not precise indicators of expected future losses, but only indicators of reasonably possible losses.

See Note 9 to the Financial Statements for a discussion of financial derivatives used to hedge debt issuances and retirements during 2000. Note 9 also describes hedge positions at December 31, 2000 to manage exposures to interest rate risk for anticipated debt issuances in the first quarter of 2001.

Commodity Price Risk
--------------------

PPL's risk management program is designed to manage the risks associated with market fluctuations in the price of electricity, natural gas, oil and emission allowances. PPL's risk management policy and programs include risk identification and risk limits management, with measurement and controls for real-time risk monitoring. In 2000, PPL entered into fixed-price forward and option contracts that required physical delivery of the commodity, exchange-for-physical transactions and over-the-counter contracts (such as swap agreements where settlement is generally based on the difference between a fixed and index-based price for the underlying commodity). PPL expects to continue using such contracts in 2001.

PPL enters into contracts to hedge the impact of market fluctuations on its energy-related assets, liabilities and other contractual arrangements. In addition, it executes these contracts to take advantage of market opportunities. PPL may at times create a net open position in its portfolio that could result in significant losses if prices do not move in the manner or direction anticipated.

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

At December 31, 2000, PPL estimated that a 10% adverse movement in market prices across all geographic areas and time periods could have decreased the value of its trading portfolio by approximately $6 million, as compared to a $1 million decrease at December 31, 1999. For PPL's non-trading portfolio, a 10% adverse movement in market prices across all geographic areas and time periods could have decreased the value of its non-trading portfolio by approximately $292 million at December 31, 2000, as compared to an $87 million decrease at December 31, 1999. However, this effect would have been offset by an inverse change in the value of the underlying commodity, the electricity generated. In addition to commodity price risk, PPL's commodity positions are also subject to operational and event risks including, among others, increases in load demand and forced outages at power plants.

Commodity Price Risk  - PPL Electric
------------------------------------

On July 1, 2000, PPL and PPL Electric completed a corporate realignment and transferred generation assets to unregulated PPL affiliates. As part of the realignment, PPL Electric and PPL EnergyPlus entered into a long-term power sales agreement under which PPL EnergyPlus will sell PPL Electric, at a predetermined pricing arrangement, energy, capacity and ancillary services to fulfill its PLR obligation through 2001. As a result, PPL Electric has shifted any electric price risk to PPL EnergyPlus. PPL Electric is currently evaluating supply alternatives after 2001, including extension of the existing contract with PPL EnergyPlus, negotiation of a new contract or contracts with PPL EnergyPlus, or supply from other sources.

Interest Rate Risk
------------------

PPL and its subsidiaries, including PPL Electric, have issued debt to finance their operations. PPL has also issued debt to provide funds for unregulated energy investments, which also increases interest rate risk. PPL manages interest rate risk by using financial derivative products to adjust the mix of fixed and floating-rate interest rates in its debt portfolios, adjusting the duration of its debt portfolios and locking in U.S. treasury rates (and interest rate spreads over treasuries) in anticipation of future financing, when appropriate. Risk limits are designed to balance risk exposure to volatility in interest expense and losses in the fair value of PPL's and PPL Electric's debt portfolio due to changes in the absolute level of interest rates. See Note 9 to Financial Statements for a discussion of financial derivative instruments outstanding at December 31, 2000.

PPL's potential annual exposure to increased interest expense due to a 10% increase in interest rates was estimated at $6.7 million at December 31, 2000, and $4.9 million at December 31, 1999.

PPL is also exposed to changes in the fair value of its debt portfolio. At December 31, 2000, PPL estimated that its potential exposure to a change in the fair value of its debt portfolio through a 10% adverse movement in interest rates was $65.6 million, compared with $61.3 million at December 31, 1999.

PPL utilizes various risk management instruments to reduce its exposure to adverse interest rate movements for future anticipated financings. While PPL is exposed to changes in the fair value of these instruments, they are designed such that any economic loss in value should be offset by interest rate savings at the time the future anticipated financing is completed. At December 31, 2000, PPL estimated its potential exposure to a change in the fair value of these instruments, through a 10% adverse movement in interest rates, at $2.5 million, compared to $46.3 million at December 31, 1999.

Market events that are inconsistent with historical trends could cause actual results to exceed estimated levels.

Foreign Currency Risk
---------------------

PPL Global has investments in international energy-related distribution facilities. PPL Global is exposed to foreign currency risk primarily through investments in affiliates in Latin America and Europe.

PPL has adopted a foreign currency risk management program designed to hedge foreign currency exposures including firm commitments, recognized assets or liabilities, forecasted transactions or net investments. At December 31, 2000, PPL had certain anticipated purchases of equipment which were, in part, payable in euros. As of December 31, 2000, PPL had entered into forward contracts for the purchase of 37 million euros. See Note 9 to the Financial Statements for additional information.

Nuclear Decommissioning Fund - Securities Price Risk
----------------------------------------------------

In connection with the corporate realignment, effective July 1, 2000, the nuclear decommissioning trust funds for the Susquehanna nuclear plant were transferred from PPL Electric to PPL Susquehanna.

PPL Susquehanna maintains trust funds, as required by the NRC, to fund certain costs of decommissioning the Susquehanna station. At December 31, 2000, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on PPL's Consolidated Balance Sheet. The mix of securities is designed to provide returns to be used to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs. However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the value of fixed rate, fixed income securities are exposed to changes in interest rates. PPL Susquehanna actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement. A hypothetical 10% increase in interest rates and 10% decrease in equity prices would have resulted in an $18.1 million reduction in the fair value of the trust assets at December 31, 2000, as compared to an $18.6 million reduction at December 31, 1999.

PPL Electric's restructuring settlement agreement in 1998 provides for the collection of authorized nuclear decommissioning costs through the CTC. Additionally, PPL Electric is permitted to seek recovery from customers of up to 96% of any increases in these costs. Under the power purchase agreement between PPL Electric and PPL EnergyPlus, these recoveries would be passed on to PPL EnergyPlus. Similarly, these recoveries would be passed on to PPL Susquehanna under a power purchase agreement between PPL EnergyPlus and PPL Susquehanna. Therefore, PPL's securities price risk is expected to remain insignificant.

Capital Expenditure Requirements

The schedule below shows PPL's current capital expenditure projections for the years 2001-2005 and actual spending for the year 2000 (millions of dollars):

PPL Capital Expenditure Requirements

                                Actual ----------------Projected--------------
                                 2000    2001     2002   2003    2004     2005
Construction expenditures 1)
   Generating facilities 2)     $   79 $  387   $  826  $ 473   $ 118   $  107
   Transmission and
      distribution facilities      148    155      164    166     169      182
   Environmental                   134     69       18     22      57       51
   Other                            35     94       40     41      37       35
                                ------ ------   ------  -----   -----   ------
      Total Construction
      Expenditures                 396    705    1,048    702     381      375
Nuclear fuel                        44     59       54     55      57       57
                                ------ ------   ------  -----   -----   ------
   Total Capital
      Expenditures              $  440 $  764   $1,102  $ 757   $ 438   $  432
                                ====== ======   ======  =====   =====   ======

1) Construction expenditures include AFUDC and capitalized interest, which are expected to be less than $11 million in each of the years 2001-2005.
2) Includes the projected development costs for PPL Global's turbine generation projects. Some of these projects may ultimately be financed by parties who lease such projects back to PPL pursuant to leases that are not capitalized on PPL's financial statements.
3) This information excludes lease payments by PPL Montana under its sales/leaseback transaction.
4) This information excludes any equity investments by PPL Global.

PPL's capital expenditure projections for the years 2001-2005 total about $3.5 billion. Capital expenditure plans are revised from time-to-time to reflect changes in conditions.

Acquisitions and Development

Refer to Note 11 to the Financial Statements for information regarding acquisitions and development activities. Additionally, in February 2001, WPDL and Glas executed a contract whereby Glas would purchase the water business for one British pound sterling and assume the water business' 1.8 billion British pounds sterling of debt.

At December 31, 2000, PPL Global had investments in foreign facilities, including consolidated investments in Emel, EC, CEMAR and others. See Note 3 to the Financial Statements for information on PPL Global's unconsolidated investments accounted for under the equity method.

Financing and Liquidity

Cash and cash equivalents increased by $409 million more during 2000 compared with 1999. The reasons for this change were:

 .    A $221 million increase in cash provided by operating activities, primarily due to an increase in operating income.

 .    A $428 million decrease in cash used in investing activities, primarily due to lower acquisitions of generating assets.

 .    A $240 million decrease in cash provided by various financing activities.

From 1998 through 2000, PPL issued $4.1 billion of long-term debt (including $2.4 billion of securitized debt issued by PPL Transition Bond Company). For the same period, PPL issued $105 million of common stock, excluding stock issued in conjunction with the PPL Gas Utilities acquisition. From 1998 through 2000, PPL retired $2.5 billion of long-term debt and purchased $835 million of common shares. From 1998 through 2000, PPL Electric also incurred $128 million of obligations under capital leases.

Refer to Note 10 to the Financial Statements for additional information on credit arrangements and financing activities in 2000. Also, in February 2001, PPL and PPL Capital Funding filed a $1.2 billion omnibus shelf registration statement with the SEC to register debt and equity securities.

Financial Indicators

Earnings for 2000, 1999 and 1998 were impacted by nonrecurring items. (See "Earnings" for additional information.) The following financial indicators reflect the elimination of these impacts from earnings, and provide an additional measure of the underlying earnings performance of PPL and its subsidiaries.

                                        2000      1999      1998
                                        ----      ----      ----

Earnings per share, diluted,
  as adjusted                          $ 3.28    $ 2.35    $ 1.87

Return on average common equity         27.14%    16.89%    10.98%

Times interest earned before
  income taxes                           2.95      3.14      3.28

Dividends declared per share           $ 1.06    $ 1.00    $1.335

See Item 6 "Selected Financial and Operating Data" for additional financial indicators.

Environmental Matters

See Note 15 to the Financial Statements for a discussion of environmental matters.

Increasing Competition

The electric utility industry has experienced, and will continue to experience, a significant increase in the level of competition in the energy supply market at both the state and federal level.

Federal Activities
------------------

PPL Electric, PPL EnergyPlus and certain subsidiaries of PPL Generation have authority from the FERC to sell specified ancillary services at market-based rates in the following markets: the New England power pool, the New York power pool, the market administered by the California ISO, and the PJM.

PPL Electric, PPL EnergyPlus and certain subsidiaries of PPL Generation also have authority from the FERC to sell electric energy and capacity at market-based rates and to sell, assign or transfer transmission rights and associated ancillary services. PPL Electric has a FERC-filed code of conduct governing its relationship with such affiliates that engage in the sale and/or transmission of electric energy.

State Activities
----------------

Refer to Note 5 to the Financial Statements for a discussion of PPL Electric's PUC restructuring proceeding under the Customer Choice Act.

Also refer to Note 17 to the Financial Statements regarding PPL Electric's transfer of its retail electric marketing function to PPL EnergyPlus. PPL EnergyPlus has a PUC license to act as a Pennsylvania EGS. This license permits PPL EnergyPlus to offer retail electric supply to participating customers in the service territory of PPL Electric and in the service territories of other Pennsylvania utilities.

In 2000, PPL EnergyPlus served industrial and commercial customers in Pennsylvania, New Jersey, Delaware, Maine and Montana. PPL EnergyPlus is licensed to sell energy in Maryland and Massachusetts, and has filed an application for such a license in New York.


      ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Reference is made to "Quantitative and Qualitative Disclosures About Market Risk," in Review of the Financial Condition and Results of Operations, price risk management in Note 1 and Note 9.

                       Report of Independent Accountants

To the Board of Directors and Shareowners of PPL Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 95 present fairly, in all material respects, the financial position of PPL Corporation and its subsidiaries ("PPL") at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the PPL's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Philadelphia, PA
January 29, 2001

                                PPL Corporation
                                ---------------
        Management's Report on Responsibility for Financial Statements
        --------------------------------------------------------------

The management of PPL Corporation is responsible for the preparation, integrity and objectivity of the consolidated financial statements and all other sections of this annual report. The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America, and the Uniform System of Accounts prescribed by the Federal Energy Regulatory Commission for regulated businesses. In preparing the financial statements, management makes informed estimates and judgments of the expected effects of events and transactions based upon currently available facts and circumstances. Management believes that the financial statements are free of material misstatement and present fairly the financial position, results of operations and cash flows of PPL.

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

John R. Biggar
Executive Vice President and Chief Financial Officer

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENT OF INCOME FOR THE YEARS ENDED DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars, except per share data)

                                                                                    2000           1999            1998
Operating Revenues
 Retail electric and gas................................................              $3,167          $2,873         $2,445
 Wholesale energy marketing and trading.................................               2,080           1,440          1,223
 Energy related businesses..............................................                 436             277            118
                                                                                ------------   -------------   ------------
 Total .................................................................               5,683           4,590          3,786
                                                                                ------------   -------------   ------------

Operating Expenses
 Operation
  Fuel..................................................................                 539             492            503
  Energy purchases......................................................               1,922           1,539          1,081
  Other.................................................................                 690             643            574
  Amortization of recoverable transition costs..........................                 227             194
 Maintenance............................................................                 261             215            182
 Depreciation (Note 1)..................................................                 261             257            338
 Taxes, other than income (Note 7)......................................                 191             161            188
 Energy related businesses..............................................                 390             217             93
                                                                                ------------   -------------   ------------
 Total..................................................................               4,481           3,718          2,959
                                                                                ------------   -------------   ------------

Operating Income........................................................               1,202             872            827
                                                                                ------------   -------------   ------------

Other Income and (Deductions) - Net.....................................                 (15)             97             66
                                                                                ------------   -------------   ------------

Income Before Interest, Income Taxes and Minority Interest..............               1,187             969            893

Interest Expense........................................................                 376             277            230
                                                                                ------------   -------------   ------------

Income Before Income Taxes, Minority Interest and Extraodinary Items....                 811             692            663

Income Taxes (Note 7)...................................................                 294             174            259

Minority Interest (Note 1)..............................................                   4              14
                                                                                ------------   -------------   ------------

Income Before Extraordinary Items.......................................                 513             504            404

Extraordinary Items (net of income taxes)  (Note 5).....................                  11             (46)          (948)
                                                                                ------------   -------------   ------------

Income (Loss) Before Dividends on Preferred Stock.......................                 524             458           (544)

Preferred Stock Dividend Requirements...................................                  26              26             25
                                                                                ------------   -------------   ------------

Net Income (Loss).......................................................                $498            $432          ($569)
                                                                                ============   =============   ============

Basic Earnings Per Share of Common Stock (Note 4):
 Income Before Extraordinary Items......................................               $3.38           $3.14          $2.29
 Extraordinary Items (net of tax).......................................                0.07           (0.30)         (5.75)
                                                                                ------------   -------------   ------------
Net Income (Loss).......................................................               $3.45           $2.84         ($3.46)
                                                                                ============   =============   ============

Diluted Earnings Per Share of Common Stock (Note 4):....................
 Income Before Extraordinary Items......................................               $3.37           $3.14          $2.29
 Extraordinary Items (net of tax).......................................                0.07           (0.30)         (5.75)
                                                                                ------------   -------------   ------------
Net Income (Loss).......................................................               $3.44           $2.84         ($3.46)
                                                                                ============   =============   ============

Dividends Declared per Share of Common Stock............................               $1.06           $1.00         $1.335

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, PPL Corporation and Subsidiaries

(Millions of Dollars)

                                                                                          2000          1999         1998
Cash Flows From Operating Activities
     Net income (loss) ...........................................................       $   498      $   432        ($569)
     Extraordinary items (net of income taxes)....................................            11          (46)        (948)
                                                                                         -------      -------       ------
     Net income before extraordinary items........................................           487          478          379
     Adjustments to reconcile net income to net
     cash provided by operating activities
         Depreciation.............................................................           261          257          338
         Amortizations - recoverable transition costs and other...................           121          149           (3)
         Gain on sale of generating assets and electric energy projects...........                       (146)
         Minority interest........................................................             4           14
         Writedown of investments in electric energy projects.....................                         51
         Preferred stock dividend requirement.....................................            26           26           25
         Equity in earnings of unconsolidated affiliates..........................           (80)         (59)         (49)
         Deferred income taxes and investment tax credits ........................           (59)         (43)          12
    Change in current assets and current liabilities .............................            78          (82)         (42)
    Other operating activities - net..............................................            27           (1)         (23)
                                                                                         -------      -------       ------
              Net cash provided by operating activities...........................           865          644          637
                                                                                         -------      -------       ------

Cash Flows From Investing Activities
     Expenditures for property, plant and equipment...............................          (460)        (318)        (304)
     Sale of generating assets and  electric energy projects......................                        221
     Proceeds from sale/leaseback of generating assets............................           410
     Investment in generating assets and electric energy projects.................          (570)      (1,095)        (306)
     Sale of nuclear fuel to trust................................................            27           14           54
     Purchases of available-for-sale securities...................................           (11)                      (15)
     Sales and maturities of available-for-sale securities........................                                      70
     Loan to affiliated company...................................................          (114)
     Other investing activities - net.............................................           (33)          (1)          16
                                                                                         -------      -------       ------
              Net cash used in investing activities...............................          (751)      (1,179)        (485)
                                                                                         -------      -------       ------

Cash Flows From Financing Activities
     Issuance of long-term debt...................................................         1,000        2,620          495
     Retirement of long-term debt.................................................          (532)      (1,644)        (295)
     Issuance of common stock.....................................................            35            8           62
     Purchase of treasury stock ..................................................                       (417)        (419)
     Payments on capital lease obligations........................................           (11)         (59)         (58)
     Payment of common and preferred dividends ...................................          (177)        (180)        (278)
     Termination of nuclear fuel lease............................................          (154)
     Net increase in short-term debt..............................................            45          215          487
     Other financing activities - net ............................................            27          (70)          (1)
                                                                                         -------      -------       ------
              Net cash provided by (used in) financing activities.................           233          473           (7)
                                                                                         -------      -------       ------

Net Increase (Decrease) In Cash and Cash Equivalents ............................            347          (62)         145
     Cash and Cash Equivalents at Beginning of Period ...........................            133          195           50
                                                                                         -------      -------       ------
     Cash and Cash Equivalents at End of Period ..................................       $   480      $   133       $  195
                                                                                         =======      =======       ======

Supplemental Disclosures of Cash Flow Information
     Cash paid during the period for:
     Interest (net of amount capitalized).........................................       $   363      $   267       $  237
     Income taxes.................................................................       $   266      $   184       $  248

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET AT DECEMBER 31,
PPL Corporation and Subsidiaries

(Millions of Dollars)

                                                                                                  2000            1999
Assets
Current Assets
      Cash and cash equivalents (Note 1).............................................            $    480        $    133
      Accounts receivable (less reserve:  2000, $70; 1999, $22)......................                 588             399
      Notes receivable-affiliated company (Note 16)..................................                 114
      Unbilled revenues..............................................................                 279             310
      Fuel, materials and supplies - at average cost.................................                 197             200
      Prepayments....................................................................                  40             119
      Unrealized energy trading gains................................................                  79              26
      Other..........................................................................                 168             106
                                                                                                 --------        --------
                                                                                                    1,945           1,293
                                                                                                 --------        --------

Investments
      Investment in unconsolidated affiliates at equity (Note 3).....................                 800             424
      Investment in unconsolidated affiliates at cost................................                  46
      Nuclear plant decommissioning trust fund (Notes 1 and 8).......................                 268             255
      Other (Note 9).................................................................                  47              16
                                                                                                 --------        --------
                                                                                                    1,161             695
                                                                                                 --------        --------

Property, Plant and Equipment - net
      Electric utility plant in service - (Note 1)
            Transmission and distribution............................................               2,841           2,462
            Generation...............................................................               2,177           2,352
            General..................................................................                 294             259
                                                                                                 --------        --------
                                                                                                    5,312           5,073
      Construction work in progress..................................................                 261             181
      Nuclear fuel...................................................................                 123             139
                                                                                                 --------        --------
            Electric utility plant...................................................               5,696           5,393
      Gas and oil utility plant......................................................                 177             171
      Other property.................................................................                  75              60
                                                                                                 --------        --------
                                                                                                    5,948           5,624
                                                                                                 --------        --------

Regulatory Assets and Other Noncurrent Assets (Notes 1 and 5)
      Recoverable transition costs...................................................               2,425           2,647
      Other..........................................................................                 881             915
                                                                                                 --------        --------
                                                                                                    3,306           3,562
                                                                                                 --------        --------
                                                                                                 $ 12,360        $ 11,174
                                                                                                 ========        ========

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET AT DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars)

                                                                                                  2000            1999
Liabilities and Equity

Current Liabilities

       Short-term debt (Note 10).........................................................             $902             $857
       Note payable - affiliated company (Note 16).......................................              135
       Long-term debt....................................................................              317              468
       Above market NUG contracts (Notes 5 and 15).......................................               93               99
       Accounts payable..................................................................              506              399
       Taxes.............................................................................              223              110
       Interest..........................................................................               42               31
       Dividends.........................................................................               45               43
       Unrealized energy trading losses..................................................               84               28
       Other.............................................................................              164              245
                                                                                              -------------   --------------
                                                                                                     2,511            2,280
                                                                                              -------------   --------------

Long-term Debt (Note 10).................................................................            4,467            3,689
                                                                                              -------------   --------------
Deferred Credits and Other Noncurrent Liabilities

       Deferred income taxes and investment tax credits (Note 7).........................            1,412            1,548
       Above market NUG contracts (Notes 5 and 15).......................................              581              674
       Other  (Notes 1 and 8)............................................................              976              959
                                                                                              -------------   --------------
                                                                                                     2,969            3,181
                                                                                              -------------   --------------
Commitments and Contingent Liabilities (Note 15)
                                                                                              -------------   --------------
Minority Interest (Note 1)...............................................................               54               64
                                                                                              -------------   --------------
Company-obligated mandatorily redeemable preferred securities of
subsidiary trust holding solely company debentures.......................................              250              250
                                                                                              -------------   --------------

Preferred Stock

       With sinking fund requirements....................................................               47               47
       Without sinking fund requirements.................................................               50               50
                                                                                              -------------   --------------
                                                                                                        97               97
                                                                                              -------------   --------------
Shareowners' Common Equity

       Common stock......................................................................                2                2
       Capital in excess of par value....................................................            1,895            1,860
       Treasury stock (Note 1)...........................................................             (836)            (836)
       Earnings reinvested...............................................................              999              654
       Accumulated other comprehensive income (Note 1)...................................              (36)             (55)
       Capital stock expense and other...................................................              (12)             (12)
                                                                                              -------------   --------------
                                                                                                     2,012            1,613
                                                                                              -------------   --------------
                                                                                                   $12,360          $11,174
                                                                                              =============   ==============


The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF SHAREOWNERS' COMMON EQUITY
PPL Corporation and Subsidiaries
(Millions of Dollars)

                                                                                For the Years Ended December 31,
                                                                      -----------------------------------------------------
                                                                          2000                   1999               1998
                                                                      -------------         --------------      -------------
Common stock at beginning of year..................................          $    2                 $    2             $    2
     Issuance of common stock......................................
                                                                      -------------         --------------      -------------
Common stock at end of year........................................               2                      2                  2
                                                                      -------------         --------------      -------------
Capital in excess of par value at beginning of year................           1,860                  1,866              1,669
     Common stock issued through the ESOP, DRIP, and the ICP (a)...              35                      8                 62
     Common stock issued for purchase of PPL Gas Utilities.........                                                       135
     Other.........................................................                                    (14)
                                                                      -------------         --------------      -------------
Capital in excess of par value at end of year......................           1,895                  1,860              1,866
                                                                      -------------         --------------      -------------
Treasury stock at beginning of year................................            (836)                  (419)
     Purchase of treasury stock....................................                                   (417)              (419)
                                                                      -------------         --------------      -------------
Treasury stock at end of year......................................            (836)                  (836)              (419)
                                                                      -------------         --------------      -------------
Earnings reinvested at beginning of year...........................             654                    372              1,164
     Net income (loss) (b).........................................             498                    432               (569)
     Cash dividends declared on common stock.......................            (153)                  (150)              (223)
                                                                      -------------         --------------      -------------
Earnings reinvested at end of year.................................             999                    654                372
                                                                      -------------         --------------      -------------
Accumulated other comprehensive income at
  beginning of year (c)............................................             (55)                    (4)
     Foreign currency translation adjustments,
       net of tax benefit of $6, $6, $3 (b)........................              15                    (51)                 1
     Unrealized gain (loss) on available-for-sale
        securities (b).............................................               3                                        (2)
     Minimum pension liability adjustment (b)......................               1                                        (3)
                                                                      -------------         --------------      -------------
Accumulated other comprehensive income at
  end of year......................................................             (36)                   (55)                (4)
                                                                      -------------         --------------      -------------
Capital stock expense at beginning of year.........................             (12)                   (27)               (26)
     Other.........................................................                                     15                 (1)
                                                                      -------------         --------------      -------------
Capital stock expense at end of year...............................             (12)                   (12)               (27)
                                                                      -------------         --------------      -------------
Total Shareowners' Common Equity...................................          $2,012                 $1,613             $1,790
                                                                      =============         ==============      =============
Common stock shares (thousands) at
   beginning of year (a)...........................................         143,697                157,412            166,248
     Common stock issued through the ESOP,
       DRIP, and the ICP...........................................           1,344                    282              2,604
     Common stock issued for purchase of
       PPL Gas Utilities...........................................                                                     5,556
     Treasury stock purchased......................................                                (13,997)           (16,996)
                                                                      -------------         --------------      -------------
Common stock shares at end of year.................................         145,041                143,697            157,412
                                                                      =============         ==============      =============

(a) $.01 par value, 390 million shares authorized. Each share entitles the holder to one vote on any question presented to any shareowners' meeting.

(b)  Statement of Comprehensive Income (Note 1):

     Net income (loss)                                                         $498                   $432              ($569)
     Other comprehensive income, net of tax:
         Foreign currency translation adjustments..................              15                    (51)                 1
         Unrealized gain (loss) on available-for-sale securities...               3                                        (2)
         Minimum pension liability adjustment......................               1                                        (3)
                                                                      -------------         --------------      -------------
         Total other comprehensive income..........................              19                    (51)                (4)
                                                                      -------------         --------------      -------------
         Comprehensive income (loss)...............................            $517                   $381              ($573)
                                                                      =============         ==============      =============

(c) See Note 1 for disclosure of balances for each component of Accumulated Other Comprehensive Income.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements

CONSOLIDATED STATEMENT OF PREFERRED STOCK AT DECEMBER 31,
PPL Corporation and Subsidiaries (a)
(Millions of Dollars)

                                                                                                 Shares
                                                                      Outstanding             Outstanding        Shares
                                                                   2000          1999             2000         Authorized
PPL Electric
  Preferred Stock - $100 par, cumulative
    4-1/2%.................................................            $25             $25          247,658         629,936
    Series.................................................             72              72          726,665      10,000,000
                                                                -----------  --------------
                                                                       $97             $97
                                                                ===========  ==============

Details of Preferred Stock (b)

                                                                                                                Sinking Fund
                                                                                         Optional               Provisions
                                                                         Shares         Redemption     Shares to be
                                                    Outstanding        Outstanding      Price Per        Redeemed       Redemption
                                                 2000         1999        2000            Share          Annually         Period
With Sinking Fund Requirements
  Series Preferred
    5.95% .................................     $  1         $  1          10,000          (c)              10,000      April 2001
    6.125% ................................       31           31         315,500          (c)              (d)         2003-2008
    6.15%..................................       10           10          97,500          (c)              97,500      April 2003
    6.33% .................................        5            5          46,000          (c)              46,000      July 2003
                                             ----------  -----------
                                                $ 47         $ 47
                                             ==========  ===========

Without Sinking Fund Requirements
  4-1/2% Preferred.........................     $ 25         $ 25         247,658          $110.00
  Series Preferred
    3.35%..................................        2            2          20,605           103.50
    4.40%..................................       11           11         117,676           102.00
    4.60%..................................        3            3          28,614           103.00
    6.75%..................................        9            9          90,770           (c)
                                             ----------  -----------
                                                $ 50         $ 50
                                             ==========  ===========

Increases (Decreases) in Preferred Stock

There were no issuances or redemptions of preferred stock in 2000, 1999 or 1998.

(a) Each share of PPL Electric's preferred stock entitles the holder to one vote on any question presented to PPL Electric's shareowner's meetings. There were also 10 million shares of PPL's preferred stock and 5 million shares of PPL Electric's preference stock authorized; none were outstanding at December 31, 2000 and 1999.
(b) The involuntary liquidation price of the preferred stock is $100 per share. The optional voluntary liquidation price is the optional redemption price per share in effect, except for the 4-1/2% Preferred Stock for which such price is $100 per share (plus in each case any unpaid dividends).
(c) These series of preferred stock are not redeemable prior to the following years: 5.95%, 2001; 6.125%, 6.15%, 6.33% and 6.75%, 2003.
(d) Shares to be redeemed annually on October 1 as follows: 2003-2007, 57,500; 2008, 28,000.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF COMPANY- OBLIGATED
MANDATORILY REDEEMABLE SECURITIES AT DECEMBER 31,
PPL Corporation and Subsidiaries (a)
(Millions of Dollars)

                                                              Outstanding          Outstanding
                                                             2000       1999          2000        Authorized   Maturity  (b)
Company-Obligated Mandatorily Redeemable
Preferred Securities of Subsidiary Trusts Holding
Solely Company Debentures - $25 per security
     8.10%..................                                    $150       $150     6,000,000      6,000,000  July 2027
     8.20%..................                                     100        100     4,000,000      4,000,000  April 2027
                                                          ----------- ----------
                                                                $250       $250
                                                          =========== ==========

(a) PPL Electric issued a total of $250 million of company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely company debentures by PPL Capital Trust and PPL Capital Trust II, two Delaware statutory business trusts. These preferred securities are supported by a corresponding amount of junior subordinated deferrable interest debentures issued by PPL Electric to the trusts. PPL Electric owns all of the common securities, representing the remaining undivided beneficial ownership interest in the assets of the trusts. The proceeds derived from the issuance of the preferred securities and the common securities were used by PPL Capital Trust and PPL Capital Trust II to acquire $103 million and $155 million principal amount of Junior Subordinated Deferrable Interest Debentures ("Subordinated Debentures"), respectively. PPL Electric has guaranteed all of the trusts' obligations under the preferred securities. The proceeds of the sale of these preferred securities were loaned by PPL Electric to PPL for the tender offer for PPL Electric's preferred stock.

(b) The preferred securities are subject to mandatory redemption, in whole or in part, upon the repayment of the Subordinated Debentures at maturity or their earlier redemption. At the option of PPL Electric, the Subordinated Debentures are redeemable on and after April 1, 2002 (for the 8.20% securities) and July 1, 2002 (for the 8.10% securities) in whole at any time or in part from time to time. The amount of preferred securities subject to such mandatory redemption will be equal to the amount of related Subordinated Debentures maturing or being redeemed. The redemption price is $25 per security plus an amount equal to accumulated and unpaid distributions to the date of redemption.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF LONG-TERM DEBT AT DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars)

                                                                                   Outstanding
                                                                             2000                1999              Maturity (b)
First Mortgage Bonds (a)
    6% ..............................................................                           $   125              June 1, 2000
    7 3/4%...........................................................        $   28                  28               May 1, 2002
    6 7/8%...........................................................            19                  19          February 1, 2003
    6 7/8%...........................................................            25                  25             March 1, 2004
    6 1/2%...........................................................           125                 125             April 1, 2005
    6 1/8% to 7.70%..................................................           350 (d)             350                 2006-2010
    7 3/8%...........................................................            10                  10                 2011-2015
    9 1/4%...........................................................               (c)              28                 2016-2020
    9 3/8 to 7.30%...................................................            88                  88                 2021-2025

First Mortgage Pollution Control Bonds (a)
    6.40% Series H...................................................            90                  90          November 1, 2021
    5.50% Series I...................................................            53                  53         February 15, 2027
    6.40% Series J...................................................           116                 116         September 1, 2029
    6.15% Series K...................................................            55                  55            August 1, 2029
                                                                        ------------       -------------
                                                                                959               1,112
Series 1999-1 Transition Bonds
    6.08 to 7.15%....................................................         2,164 (e)           2,390                 2001-2008
Medium-Term Notes
    5.75 to 8.375%...................................................         1,487 (f)             597                 2000-2007
Pollution Control Revenue Bonds......................................             9                   9              June 1, 2027
Unsecured Promissory Notes...........................................            16                  17                 2005-2022
Other Long-Term Debt.................................................           155 (g)              38                 2001-2024
                                                                        -----------        ------------
                                                                              4,790               4,163
Unamortized (discount) and premium - net ............................            (6)                 (6)
                                                                        -----------        ------------
                                                                              4,784               4,157
Less amount due within one year......................................          (317)               (468)
                                                                        -----------        ------------
   Total Long-Term Debt..............................................        $4,467             $ 3,689
                                                                        ===========        ============

(a) Substantially all owned transmission and distribution plant is subject to the lien of PPL Electric's Mortgage.
(b) Aggregate long-term debt maturities through 2005 are (millions of dollars); 2001, $317; 2002, $507; 2003, $387; 2004, $418; 2005, $947. There are no
     bonds outstanding that have sinking fund requirements.
(c) In April 2000, PPL Electric redeemed and retired all of its First Mortgage Bonds, 9-1/4 Series due 2019, at the aggregate par value of $27.6 million through the maintenance and replacement fund provisions of its mortgage.
(d) In May 1998, PPL Electric issued $200 million First Mortgage Bonds, 6-1/8% Reset Put Securities Series due 2006. In connection with this issuance, PPL Electric assigned to a third party the option to call the bonds from the holders on May 1, 2001. These bonds will mature on May 1, 2006, but will be required to be surrendered by the existing holders on May 1, 2001 either through the exercise of the call option by the callholder or, if such option is not exercised, through the automatic exercise of a mandatory put by the trustee on behalf of the bondholders.
(e) In August 1999, PPL Transition Bond Company issued $2.4 billion of transition bonds to securitize a portion of PPL Electric's stranded costs. The bonds were issued in eight different classes, with expected average lives of 1 to 8.7 years. Bond principal payments of $226 million were made in 2000.
(f) During 2000, PPL Capital Funding issued the following series of medium-term notes: in February 2000, $500 million of 7.75% Series due 2005; in June 2000, $300 million of 8.375% Series due 2007; in August 2000, $25 million of 7.75% Series due 2002; in September 2000, $125 million and $50 million of two floating-rate issues with maturities of 2002. Retirements of $110 million were made in October 2000.
(g) In 2000, PPL Global acquired a controlling interest in CEMAR. As a result, in the third quarter PPL Global consolidated the financial statements of CEMAR.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

                                PPL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies

Business and Consolidation

PPL is an energy holding company based in Allentown, PA. PPL is the parent of PPL Energy Funding, PPL Electric, PPL Gas Utilities, PPL Services, and PPL Capital Funding.

PPL Energy Funding serves as the holding company for PPL's principal unregulated subsidiaries: PPL Generation, PPL EnergyPlus and PPL Global. The principal business of PPL Generation is owning and operating U.S. generating facilities through various subsidiaries. The principal business of PPL EnergyPlus is unregulated wholesale and retail energy marketing. PPL Global's principal businesses are the acquisition and development of both U.S. and international energy projects, and the ownership and operation of international energy projects.

PPL Electric is the principal regulated subsidiary of PPL. PPL Electric's principal businesses are the regulated transmission and distribution of electricity to serve retail customers in its service territory in eastern and central Pennsylvania, and the supply of electricity to retail customers in that territory as a PLR.

PPL consolidates the financial statements of its affiliates when it has majority ownership and control. All significant intercompany transactions have been eliminated. Minority interests in operating results and equity ownership are reflected in the consolidated financial statements.

The consolidated financial statements reflect the accounts of all controlled affiliates on a current basis, with the exception of certain PPL Global investments. It is the policy of PPL Global to record equity in earnings of affiliates on a lag, based on the availability of financial data on a U.S. GAAP basis. Earnings from WPDH and WPDL are recorded on a one-month lag. PPL Global has 51% equity ownership interests in these entities but has joint control of these investments with Mirant. Earnings from all other equity method investments are recorded on a three-month lag. PPL Global consolidates the results of Emel, EC, the Bolivian subsidiaries and other investments on a one-month lag. The results of CEMAR are consolidated on a three-month lag. Earnings from PPL Global's 2.9% investment in CGE are accounted for using the cost method.

When ownership interest in an affiliate increases through a series of acquisitions and subsequently results in control, the equity method of accounting ceases to apply. In accordance with Accounting Research Bulletin 51, "Consolidated Financial Statements," the affiliate's results are included in the consolidated financial statements as though it were acquired at the beginning of the year. The portion of the affiliate's earnings owned by outside shareowners is included in "Minority Interest" in the consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounting Records

The accounting records for PPL Electric and PPL Gas Utilities are maintained in accordance with the Uniform System of Accounts prescribed by the FERC and adopted by the PUC.

Regulation

Historically, PPL Electric accounted for its operations in accordance with the provisions of SFAS 71, which requires rate-regulated entities to reflect the effects of regulatory decisions in their financial statements. PPL Electric discontinued application of SFAS 71 for the generation portion of its business, effective June 30, 1998. In connection with the corporate realignment, effective July 1, 2000, the generating and certain other related assets, along with associated liabilities, were contributed to new unregulated subsidiaries of PPL Generation. PPL Gas Utilities and two PPL Global affiliates continue to be subject to SFAS 71.

Property, Plant and Equipment

Following are the classes of PPL's Electric Utility Plant in Service with associated accumulated depreciation reserves, at December 31, 2000 and 1999 (millions of dollars):

                                             2000           1999
                                             ----           ----
Property, Plant and Equipment
  Generation                               $ 6,801        $ 6,837
  Transmission and Distribution              3,521          3,836
  General                                      460            415
                                          --------       --------
                                            10,782         11,088
  Less: Accumulated depreciation             5,470          6,015
                                          --------       --------
  Property, Plant and Equipment - net     $  5,312       $  5,073
                                          ========       ========

Property, plant and equipment is recorded at original cost, unless impaired, in which case the plant's basis is reduced to its estimated fair value. Property, plant and equipment acquired is recorded at the fair market value at acquisition date. Generation plant is reflected at the lower of cost or market value, as these assets are no longer subject to the provisions of SFAS 71. The other classes of property, plant and equipment, as well as items capitalized subsequent to an acquisition, are recorded at historical cost.

PPL subsidiaries periodically review the depreciable lives of their fixed assets. In conjunction with the corporate realignment, studies were conducted of depreciable lives of certain generation assets. These studies indicated that the estimated economic lives for certain generation assets were longer than the lives used to calculate depreciation for financial statement purposes. Therefore, effective July 1, 2000, PPL Generation subsidiaries revised the estimated economic lives for fossil generation and pipeline assets. The effect of this change in 2000 was to increase net income by about $10 million, or 7 cents per share.

AFUDC is capitalized as part of the construction costs for regulated projects. Capitalized interest is recorded for non-regulated construction projects in accordance with SFAS 34.

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

Depreciation is computed over the estimated useful lives of property using various methods including the straight-line, composite, and group methods. The annual provisions for depreciation have been computed principally in accordance with the following ranges of asset lives: generation, 5-50 years; transmission and distribution, 15-80 years; and general, 10-80 years.

Amortization of Goodwill

Goodwill, which is included in "Regulatory Assets and Other Noncurrent Assets" on the Consolidated Balance Sheet, is amortized on a straight-line basis over a 40-year period, except for goodwill related to the CEMAR acquisition which is amortized on a straight-line basis over a 30-year period. The excess cost over fair value of PPL Global's investments in unconsolidated affiliates is amortized on a straight-line basis over a period not in excess of 40 years.

Nuclear Decommissioning and Fuel Disposal

An annual provision for PPL's share of the future cost to decommission the Susquehanna station, equal to the amount allowed in utility rates, is charged to depreciation expense. Such amounts are invested in external trust funds which can be used only for future decommissioning costs. See Note 8.

Recoverable Transition Costs

Based on the PUC Final Order, PPL Electric was amortizing its competitive transition (or stranded) costs over an 11-year transition period beginning January 1, 1999 and ending December 31, 2009. In August 1999, competitive transition costs of $2.4 billion were converted to intangible transition costs when securitized by the issuance of transition bonds. The intangible transition costs are being amortized over the life of the transition bonds, August 1999 through December 2008, in accordance with an amortization schedule filed with the PUC. The assets of PPL Transition Bond Company, including the intangible transition property, are not available to creditors of PPL or PPL Electric. The transition bonds are obligations of PPL Transition Bond Company and are non-recourse to PPL and PPL Electric. The remaining competitive transition costs are also being amortized based on an amortization schedule previously filed with the PUC, adjusted for those competitive transition costs that were converted to intangible transition costs. As a result of the conversion of a significant portion of the competitive transition costs into intangible transition costs, amortization of substantially all of the remaining competitive transition costs will occur in 2009.

Accounting for Price Risk Management

PPL engages in price risk management activities for both energy trading and non-trading activities as defined by EITF 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." In 1999 and 2000, PPL entered into commodity forward and financial contracts for the physical purchase and sale of energy as well as energy contracts that can be settled financially. In 1998, these instruments were reflected in the financial statements using the accrual method of accounting. As of January 1, 1999, PPL adopted mark-to-market accounting for energy trading contracts, in accordance with EITF 98-10. Gains and losses from changes in market prices are reflected in "Energy Purchases" on the Consolidated Statement of Income.

PPL used EITF 98-10 to account for its commodity forward and financial contracts and will adopt SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001. See Note 18 for additional information.

PPL entered into interest rate derivative contracts to hedge its exposure to changes in the fair value of its assets or liabilities, its exposure to variability in expected cash flows associated with existing assets or liabilities, or forecasted transactions. The gains or losses on these derivatives have been deferred and are being recognized over the life of the debt, in accordance with SFAS 80, "Accounting for Futures Contracts."

PPL and its subsidiaries also enter into foreign currency derivative contracts to hedge foreign currency exposures, including firm commitments, recognized assets or liabilities, forecasted transactions or net investments. Until PPL adopts SFAS 133, market gains and losses are recognized in accordance with SFAS 52, "Foreign Currency Translation," and are included in accumulated other comprehensive income on the Consolidated Balance Sheet.

Leases

Leased property of PPL capitalized on the Consolidated Balance Sheet at December 31, 1999, consisted solely of nuclear fuel. In March 2000, PPL Electric terminated its nuclear fuel lease and repurchased $154 million of nuclear fuel from the lessor energy trust. In July 2000, all nuclear fuel was transferred to PPL Susquehanna in connection with the corporate realignment.

In July 2000, PPL Montana sold its investment in the Colstrip Steam Generation electric plant to owner lessors who are leasing the assets back to PPL Montana under four 36-year operating leases. The proceeds from this sale approximated $410 million. A gain of approximately $8 million was deferred, and is being amortized over the life of the lease. PPL Montana used the proceeds to reduce outstanding debt and make distributions to its parent, PPL Generation. PPL Montana leases a 50% interest in the Colstrip Units 1 and 2 and a 30% interest in Unit 3, through four non-cancelable operating leases. The leases provide two renewal options based on the economic useful life of the generation assets. The leases place certain restrictions on PPL Montana's ability to incur additional debt, sell assets and declare dividends, and require PPL Montana to maintain certain financial ratios related to cash flow and net worth. Future minimum lease payments are estimated as follows (millions of dollars): 2001, $43; 2002, $49; 2003, $47; 2004, $44; 2005, $38; and thereafter, $531.

Payments on other leased property classified as operating leases are estimated as follows (millions of dollars): 2001, $55; 2002, $57; 2003, $59; 2004, $61;
and 2005, $64. These leases include vehicles, office space, personal computers and other equipment.

Revenue Recognition

"Retail Electric and Gas" and "Wholesale Energy Marketing and Trading" revenues are recorded based on deliveries through the end of the calendar month.

"Energy Related Businesses" revenue includes revenues from PPL Global, PPL Spectrum, and the mechanical contracting and engineering subsidiaries. PPL Global's revenue reflects its proportionate share of affiliate earnings under the equity method of accounting, as described in the Business and Consolidation section of this Note 1, and dividends received from its investments accounted for using the cost method. PPL Spectrum and the mechanical contracting and engineering subsidiaries record profits from construction contracts on the percentage-of-completion method of accounting. Under the percentage-of-completion method, the relationship of actual costs incurred to total estimated costs of the contracts is applied to total income to be derived from the contracts. Income from time and material contracts is recognized currently as the work is performed. Costs include all direct material and labor costs and job-related overhead. Provisions for estimated loss on uncompleted contacts, if any, are made in the period in which such losses are determined.

Income Taxes

The income tax provision for PPL is calculated in accordance with SFAS 109, "Accounting for Income Taxes."

The provision for PPL Electric's deferred income taxes for regulated assets is based upon the ratemaking principles reflected in rates established by the PUC and FERC. The difference in the provision for deferred income taxes for regulated assets and the amount that otherwise would be recorded under U.S. GAAP is deferred and included in taxes recoverable through future rates on the Consolidated Balance Sheet. See Note 7.

PPL Electric deferred investment tax credits when utilized, and is amortizing the deferrals over the average lives of the related assets.

PPL and its subsidiaries file a consolidated federal income tax return.

Cash Equivalents

All highly liquid debt instruments purchased with original maturities of three months or less are considered to be cash equivalents.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income, defined as changes in common equity from transactions not related to shareowners. Other comprehensive income consists of unrealized gains or losses on available-for-sale securities, the excess of additional pension liability over unamortized prior service costs and foreign currency translation adjustments recorded by PPL Global. Comprehensive income is reflected on the Consolidated Statement of Shareowners' Common Equity, and "Accumulated Other Comprehensive Income" is presented on the Consolidated Balance Sheet.

The accumulated other comprehensive income of PPL at December 31, 2000 and 1999, respectively, consisted of (in millions): foreign currency translation adjustments, ($34) and ($50); unrealized gains on available-for-sale securities, $3 and $1; and adjustments to minimum pension liability, ($5) and ($6).

Treasury Stock

Treasury shares are reflected on the Consolidated Balance Sheet as an offset to common equity under the cost method of accounting. Management has no definitive plans for the future use of these shares. Treasury shares are not considered outstanding in calculating earnings per share.

Foreign Currency Translation

Assets and liabilities of international operations where the local currency is the functional currency have been translated at year-end exchange rates, and related revenues and expenses have been translated at average exchange rates prevailing during the year. Adjustments resulting from translation have been recorded in other comprehensive income. The effect of translation adjustments on other comprehensive income, net of income taxes, is disclosed in the Consolidated Statement of Shareowners' Common Equity. Gains or losses relating to foreign currency transactions are recognized in income currently. The aggregate transaction gain (loss) was not significant in 2000, 1999 or 1998.

Project Development Costs

In accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities", PPL Global expenses the costs of evaluating potential acquisition and development opportunities as incurred. Acquisition and development costs are capitalized upon approval of the investment by the PPL Global Board of Managers and the Finance Committee of PPL's Board of Directors or, if later, the achievement of sufficient project milestones such that the economic viability of the project is reasonably assured. The level of assurance needed for capitalization of such costs requires that all major uncertainties be resolved and a high probability that the project will proceed as planned, or that such costs will be recoverable through long-term operations, a financing or a sale.

The continued capitalization of project development and acquisition costs is subject to on-going risks related to successful completion. In the event that PPL Global determines that a particular project is no longer viable, previously capitalized costs are charged to expense in the period that such determination is made.

Reclassification

Certain amounts in the 1999 and 1998 financial statements have been reclassified to conform to the current presentation.

2.       Segment and Related Information

On July 1, 2000, PPL and PPL Electric completed a corporate realignment, in order to effectively separate PPL Electric's regulated transmission and distribution businesses from its recently deregulated generation businesses and to better position the companies and their affiliates in the new competitive marketplace.

PPL's reportable segments have been revised to reflect this new corporate structure. After realignment, the new segments of PPL are Supply, Delivery and Development. The Supply group includes the domestic unregulated energy marketing and generation functions of PPL EnergyPlus and PPL Generation. The Delivery group includes the regulated electric and gas delivery businesses of PPL Electric and PPL Gas Utilities. The Development group includes PPL Global, the principal businesses of which are the acquisition and development of both U.S. and international energy projects, and the ownership and operation of international energy projects. The majority of PPL Global's international investments are located in the U.K., Chile, El Salvador and Brazil. Each segment includes an allocation of indirect corporate costs for services provided by PPL Services. These indirect costs include functions such as financial, legal, human resources, and information services. Prior to the corporate realignment, the reportable segments of PPL were PPL Electric, PPL Global and Other.

Previously reported 1999 information has been restated to conform to the current presentation. Previously reported 1998 information has not been restated in terms of the new segments, due to the fact that electric rates were not unbundled to separate charges for generating, transmission and distribution services until January 1, 1999. Therefore, it is impracticable to restate 1998 information. Financial data for PPL's business segments are as follows (millions of dollars):

                                                        2000        1999
                                                        ----        ----
Income Statement data
 Revenues from external customers
  Supply.................................              $3,945      $2,988
  Delivery...............................               1,282       1,272
  Development............................                 456         330
                                                      -------     -------
                                                        5,683       4,590

Intersegment revenues
  N/A - There are no intersegment revenues.

 Equity in earnings of unconsolidated affiliates
  Development............................                  80          59
                                                      -------     -------
                                                           80          59

 Depreciation
  Supply.................................                 136         137
  Delivery...............................                 104         102
  Development............................                  21          18
                                                      -------     -------
                                                          261         257

 Amortizations - recoverable transition costs
 and other
  Supply.................................                (107)        (45)
  Delivery...............................                 228         194
                                                      -------     -------
                                                          121         149

 Interest Revenue
  Development............................                  12           8
                                                      -------     -------
                                                           12           8

 Interest Expense
  Supply.................................                  63          65
  Delivery...............................                 230         168
  Development............................                  83          44
                                                      -------     -------
                                                          376         277

 Income Taxes
  Supply.................................                 251         118
  Delivery...............................                  59          28
  Development............................                 (16)         28
                                                      -------     -------
                                                          294         174

 Extraordinary Items, net of income taxes
  Delivery...............................                  11         (46)
                                                      -------     -------
                                                           11         (46)

 Net Income
  Supply.................................                 368         220
  Delivery...............................                 113         177
  Development............................                  17          35
                                                      -------     -------
                                                          498         432

Net income excluding nonrecurring items (a)
  Supply.................................                 368         178
  Delivery...............................                  89         158
  Development............................                  17          22
                                                      -------     -------
                                                          474         358
 (a) Nonrecurring items:
  additions to (deductions from) net income

                                                        2000        1999
                                                        ----        ----

Supply
 Sale of Sunbury plant and related
  assets.................................                               42
                                                       -------    --------

 Delivery
   Environmental insurance settlement....                   24
   Securitization........................                               19
                                                       -------    --------

 Development
   SWEB sale of supply business..........                               64
   Writedown of carrying value of certain
     investments.........................                              (51)
                                                       -------    --------
 .........................................                               13
                                                       -------    --------
                                                       $    24    $     74
                                                       =======    ========

Cash Flow Data
 Expenditures for property, plant & equipment
   Supply................................              $    39    $     43
   Delivery..............................                  319         271
   Development...........................                  102           4
                                                       -------    --------
                                                           460         318

 Investment in generating assets and
  electric energy projects
   Supply................................                              870
   Development...........................                  570         225
                                                       -------    --------
                                                       $   570    $  1,095

                                                          December 31,
                                                          -----------
                                                        2000        1999
                                                        ----        ----
Balance Sheet data

Cumulative net investment in
unconsolidated affiliates at equity
   Supply................................              $    17    $     17
   Development...........................                  783         407
                                                       -------    --------
                                                           800         424

 Total assets
   Supply................................                3,843       3,778
   Delivery..............................                6,049       5,972
   Development...........................                2,468       1,424
                                                       -------    --------
                                                       $12,360    $ 11,174
                                                       =======    ========

Financial data for PPL's business segments under the old basis of segmentation were as follows (millions of dollars):

                                                        1999        1998
                                                        ----        ----
Income Statement data
 Operating Revenues

  PPL Electric...........................              $ 3,952    $  3,643
  PPL Global.............................                  330          47
  Other and Eliminations.................                  308          96
                                                       -------    --------
                                                         4,590       3,786
Depreciation
  PPL Electric...........................                  233         335
  PPL Global.............................                   18
  Other and Eliminations.................                    6           3
                                                       -------    --------
                                                           257         338

                                                        1999        1998
                                                        ----        ----
 Interest Expense
  PPL Electric...........................                  214         196
  PPL Global.............................                   44          22
  Other and Eliminations.................                   19          12
                                                       -------    --------
                                                           277         230
Income Taxes
  PPL Electric...........................                  151         273
  PPL Global.............................                   29          (4)
  Other and Eliminations.................                   (6)        (10)
                                                       -------    --------
                                                           174         259
 Extraordinary Items, net of income taxes
  PPL Electric...........................                  (46)       (948)
                                                       -------    --------
                                                           (46)       (948)
 Net Income (Loss) - actual

  PPL Electric...........................                  398        (587)
  PPL Global.............................                   37          15
  Other and Eliminations.................                   (3)          3
                                                       -------    --------
                                                           432        (569)

 Net Income (Loss) - excluding
 nonrecurring items (b)
   PPL Electric..........................                  337         304
   PPL Global............................                   24           6
   Other and Eliminations................                   (3)
                                                       -------    --------
                                                           358         310

(b) Nonrecurring items:
   additions to (deductions from)
   net income

PPL Electric
  Sale of Sunbury plant and
    related assets.......................                   42
  Securitization.........................                   19
  PUC restructuring charge...............                             (915)
  FERC municipality settlement...........                              (32)
  SER settlement.........................                               18
  Other impacts of restructuring.........                               38
                                                       -------    --------
                                                            61        (891)
                                                       -------    --------

PPL Global
  SWEB sale of supply business...........                   64
  Writedown of carrying value
   of certain investments................                  (51)
  U.K. income tax rate reduction.........                                9
                                                       -------    --------
                                                            13           9
                                                       -------    --------

Other and Eliminations
  PPL Gas Utilities
   acquisition costs.....................                                3
                                                       -------    --------
                                                       $    74    $   (879)
                                                       =======    ========

                                                        1999        1998
                                                        ----        ----
Cash Flow data
 Expenditures for property,
  plant & equipment
   PPL Electric..........................              $   300    $    297
   PPL Global............................                    4
   Other and Eliminations................                   14           7
                                                       -------    --------
                                                           318         304
 Investment in generating assets
  and electric energy projects
   PPL Global............................                1,095         306
                                                       -------    --------
                                                       $ 1,095    $    306

3.  Investments in Unconsolidated Affiliates - at Equity

PPL's investments in unconsolidated affiliates accounted for under the equity method were $800 million and $424 million at December 31, 2000 and 1999, respectively. The most significant investment was PPL Global's investment in WPDH, which was $479 million at December 31, 2000 and $303 million at December 31, 1999. At December 31, 2000 PPL Global had a 51% equity ownership interest in WPDH, but shared joint control with Mirant. Accordingly, PPL Global accounts for its investment in WPDH (and other investments where it has majority ownership but lacks voting control) under the equity method of accounting.

Investments in unconsolidated affiliates accounted for under the equity method at December 31, 2000, and the effective equity ownership percentages, were as follows:

PPL Global
 Bolivian Generating Group, LLC - 29.3%
 Latin American Energy & Electricity Fund I, LP - 16.6%
 Aguaytia Energy, LLC - 11.4%
 WPD Holdings UK - 51%
 Hidrocentrais Reunidas, LDA - 50%
 Hidro Iberica, B. V. - 50%
 Southwest Power Partners, LLC - 50%
 Western Power Distribution Limited - 51%

PPL Generation
 Safe Harbor Water Power Corporation - 33.3%
 Bangor Pacific Hydro Associates - 50%

Summarized below is financial information from the financial statements of these affiliates, as comprehended in the PPL consolidated financial statements for the periods noted (millions of dollars):

Balance Sheet Data

                                  December 31,
                               2000       1999
                               ----       ----
Current Assets               $  396     $  389
Noncurrent Assets             4,904      3,340
Current Liabilities             409        367
Noncurrent Liabilities        3,365      1,890

Income Statement Data

                          2000        1999        1998
                          ----        ----        ----
Revenues (a)              $505       $1,130      $1,206
Operating Income           254          212         188
Net Income (a)             131          427         137

(a) The decrease in revenues and net income in 2000 were in part due to the sale of the supply business of WPD, formerly SWEB, in the fourth quarter of 1999.

4.  Earnings Per Share

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

Potential dilutive securities for PPL consist of stock options granted under the incentive compensation plans (See Note 12) and stock units representing common stock granted under directors compensation programs.

Reconciliations of the numerator and denominator for basic and diluted earnings per common share are shown below.

                            2000         1999         1998
                            ----         ----         ----
(Millions,  except per
Share Data)

Income (Numerator)
Earnings applicable
to common stock-
before extraordinary
items                      $487          $478        $379

Extraordinary items          11           (46)       (948)
                           ----         -----        ----

Earnings applicable
to common stock-
after extraordinary
items                      $498          $432       ($569)

Shares(Denominator)
Number of shares on
which basic earnings
per share is
calculated =
Weighted-average
shares outstanding
during year         144,350,221   152,287,390 164,650,872

   Add- Incremental
shares attributable
to stock options        364,535         9,631

   Add- Incremental
shares attributable
to stock units           66,841        58,938      48,180

Number of shares on
which diluted
earnings per
share is calculated 144,781,597   152,355,959 164,699,052

Basic EPS before
extraordinary items       $3.38         $3.14       $2.29

Diluted EPS before
extraordinary items       $3.37         $3.14       $2.29

                           2000         1999         1998
                           ----         ----         ----

Basic EPS after
extraordinary items       $3.45         $2.84      ($3.46)

Diluted EPS after
extraordinary items       $3.44         $2.84      ($3.46)

5.   Extraordinary Items

PUC Restructuring and FERC Settlement

Historically, PPL Electric prepared its financial statements for its regulated operations in accordance with SFAS 71, which requires rate-regulated companies to reflect the effects of regulatory decisions in their financial statements. PPL Electric deferred certain costs pursuant to rate actions of the PUC and the FERC and recovered, or expected to recover, such costs in electric rates charged to customers.

The EITF addressed the appropriateness of the continued application of SFAS 71 by entities in states that have enacted restructuring legislation similar to Pennsylvania's Customer Choice Act. The EITF came to a consensus on Issue No. 97-4, "Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statements 71 and 101," which concluded that an entity should cease to apply SFAS 71 when a deregulation plan is in place and its terms are known. For PPL Electric, with respect to the generation portion of its business, this occurred effective June 30, 1998 based upon the outcome of the PUC restructuring proceeding. PPL Electric adopted SFAS 101 for the generation side of its business. SFAS 101 required a determination of impairment of plant assets performed in accordance with SFAS 121, and the elimination of all effects of rate regulation that were recognized as assets and liabilities under SFAS 71.

PPL Electric performed impairment tests of its electric generation assets on a plant specific basis and determined that $2.388 billion of its generation plant was impaired at June 30, 1998. Impaired plant was the excess of the net plant investment at June 30, 1998 over the present value of the net cash flows during the remaining lives of the plants. Annual net cash flows were determined by comparing estimated generation sustenance costs to estimated regulated revenues for the remainder of 1998, market revenues for 1999 and beyond, and revenues from bulk power contracts. The net cash flows were then discounted to present value.

In addition to the impaired generation plant, PPL Electric estimated that there were other stranded costs totaling $1.989 billion at June 30, 1998. This primarily included generation-related regulatory assets and liabilities and an estimated liability for above-market purchases under NUG contracts. The total estimated impairment described above was $4.377 billion. The PUC's Final Order in the restructuring proceeding, entered on August 27, 1998, permitted the recovery of $2.819 billion through the CTC on a present value basis, excluding amounts for nuclear decommissioning and consumer education, resulting in a net under-recovery of $1.558 billion. PPL Electric recorded an extraordinary charge for this under-recovery in June 1998.

Under FERC Order 888, 16 small utilities which had power supply agreements with PPL Electric signed before July 11, 1994, requested and were provided with PPL Electric's current estimate of its stranded costs applicable to these customers if they were to terminate their agreements in 1999. Subject to certain conditions, FERC-approved settlement agreements executed with 15 of these customers provide for continued power supply by PPL Electric through January 2004. As a result of these settlements, PPL Electric, in the second quarter of 1998, recorded an extraordinary charge in the amount of $56 million.

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

PPL Electric believes that the electric transmission and distribution operations continue to meet the requirements of SFAS 71 and that regulatory assets associated with these operations will continue to be recovered through rates from customers. At December 31, 2000, $277 million of net regulatory assets, other than the recoverable transition costs, remain on PPL Electric's books. These regulatory assets will continue to be recovered through regulated transmission and distribution rates over periods ranging from one to 29 years.

Extinguishment of Debt - Securitization

In August 1999, PPL Transition Bond Company issued $2.4 billion of transition bonds to securitize a portion of PPL Electric's stranded costs. PPL Electric used a portion of the securitization proceeds to repurchase $1.5 billion of its first mortgage bonds. The premiums and related expenses to reacquire these bonds were $59 million, net of tax. PPL Electric's customers will benefit from securitization through an expected average rate reduction of approximately one percent for the period the transition bonds are outstanding. With securitization, a substantial portion of the CTC has been replaced with an ITC, which passes 75% of the net financing savings back to customers. In August 1999, PPL Electric released approximately $78 million of deferred income taxes associated with the CTC that was no longer required because of securitization. The net securitization impact of the bond repurchase and the tax change was a gain of $19 million.

SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt," requires that a material aggregate gain or loss from the extinguishment of debt be classified as an extraordinary item, net of the related income tax effect. The $59 million loss associated with the bond repurchase was treated as an extraordinary item. Details were as follows (millions of dollars):

    Reacquisition cost of debt             $1,554
    Net carrying amount of debt            (1,454)
                                          -------
    Extraordinary charge pre-tax              100
    Tax effects                               (41)
                                        ---------
    Extraordinary charge                 $     59
                                         ========

The extraordinary charge related to extinguishment of debt was partially offset in December 1999 with a credit relating to wholesale power activity. In December 2000 there was an additional credit relating to wholesale power activity.

6.   Sales to Other Electric Utilities

As part of the corporate realignment on July 1, 2000, PPL Electric's contracts for sales to other electric utilities were assigned to PPL EnergyPlus, which was transferred to an unregulated subsidiary of PPL. See Note 17 for information on the corporate realignment.

PPL EnergyPlus provided JCP&L with 300,000 kilowatts of capacity and related energy from the Pennsylvania generating units through November 2000, at which point the agreement was terminated. PPL EnergyPlus is reselling the returning capacity in wholesale markets.

In August 1999, the FERC approved new interconnection and power supply agreements between PPL EnergyPlus and UGI. Under the new power supply agreement, effective August 1999, UGI purchases capacity from PPL EnergyPlus equal to UGI's PJM capacity obligation less the capacity reserve value of UGI's owned generation and an existing power purchase agreement. In 2000, UGI purchased a firm block of energy in addition to the capacity. This agreement terminated in February 2001.

PPL EnergyPlus provides BG&E with 129,000 kilowatts, or 6.6%, of PPL Susquehanna's share of capacity and related energy from the Susquehanna station. Sales to BG&E will continue under existing agreements through May 2001.

PPL Montana provides power to Montana Power under two wholesale transition sales agreements. These agreements expire in December 2001 and June 2002. PPL Montana supplied Montana Power with 5,096 million kWh in 2000.

7.   Income and Other Taxes

For 2000, 1999 and 1998 the corporate federal income tax rate was 35%, and the PA corporate net income tax rate was 9.99%.

The tax effects of significant temporary differences comprising PPL's net deferred income tax liability were as follows (millions of dollars):

                                         2000      1999
                                         ----      ----
Deferred Tax Assets
       Deferred investment tax credits $   66    $   71
       NUG contracts & buybacks           326       360
       Accrued pension costs              106       108
       Deferred foreign income taxes       86
       Other                              195       181
       Valuation allowance                 (8)       (6)
                                       ------    ------
                                          771       714
                                       ------    ------
Deferred Tax Liabilities

       Electric utility plant - net       845       813
       Restructuring - CTC                949     1,026
       Taxes recoverable through
         future rates                     102       107
       Other                               53        96
                                       ------    ------
                                        1,949     2,042
                                       ------    ------

Net deferred tax liability             $1,178    $1,328
                                       ======    ======

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to income from continuing operations for accounting purposes, and details of taxes other than income are as follows (millions of dollars):

                                           2000     1999    1998
                                           ----     ----    ----

Income Tax Expense
     Current-Federal                        $285     $178    $183
     Current-State                            57       36      64
     Current-Foreign                          11       10
                                          ------   ------   -----
                                             353      224     247
                                          ------   ------   -----

     Deferred-Federal                        (52)     76       19
     Deferred-State                           12    (109)       3
     Deferred-Foreign                         (4)
                                          ------   -----    -----
                                             (44)    (33)      22
                                          ------   -----    -----

     Investment tax credit,
     net-federal                             (15)    (17)     (10)
                                          ------   -----    -----

                                            $294    $174     $259
                                          ======   =====    =====

Total income tax expense-Federal            $218    $237     $192
Total income tax expense-State                69     (73)      67
Total income tax expense-Foreign               7      10
                                           -----   -----    -----
                                            $294    $174     $259
                                           =====   =====    =====

                                           2000     1999     1998
                                           ----     ----     ----
Reconciliation of Income Tax
Expense
     Indicated federal income tax on
     pre-tax income before extraordinary
     item at statutory tax rate - 35%       $284    $242     $232
                                          ------   -----    -----

Increase/(decrease) due to:
     State income taxes                       45     (50)      43
     Flow through of depreciation
      differences not previously
      normalized                               2       3        9
     Amortization of investment tax          (11)    (12)     (10)
     credit
     Difference related to income
      recognition of foreign affiliates      (15)             (13)
     Foreign income taxes                      7       6
     Federal income tax credits               (6)              (1)
     Other                                   (12)    (15)      (1)
                                          ------   -----    -----
                                              10     (68)      27
                                          ------   -----    -----

Total income tax expense                    $294    $174     $259
                                          ======   =====    =====

Effective income tax rate                   36.3%   25.1%    39.1%

In August 1999, PPL Electric released approximately $78 million of deferred income taxes associated with the CTC that were no longer required because of securitization.

                                           2000     1999     1998
                                           ----     ----     ----
Taxes Other than Income
     State gross receipts                   $128    $108     $105
     State utility realty                      6      13       41
     State capital stock                      23      13       18
     Social security and other                34      27       24
                                          ------   -----    -----
                                            $191    $161     $188
                                          ======   =====    =====

PPL does not record U.S. deferred income taxes on the undistributed earnings of its foreign subsidiaries and its 20% to 50% owned corporate joint ventures where management has determined that the earnings are permanently reinvested in the companies that produced them. The cumulative undistributed earnings are included in consolidated retained earnings on the balance sheet. The amount considered permanently reinvested at December 31, 2000 was $27.1 million. It is not practical to estimate the amount of taxes that might be payable on these foreign earnings if they were remitted to PPL.

8.   Nuclear Decommissioning Costs

The cost to decommission the Susquehanna station is based on a site-specific study to dismantle and decommission each unit immediately following final shutdown. PPL's 90% share of the total estimated cost of decommissioning the Susquehanna station was approximately $724 million in 1993 dollars. This estimate includes decommissioning the radiological portions of the station and the cost of removal of non-radiological structures and materials. The operating licenses for Units 1 and 2 expire in 2022 and 2024, respectively.

Decommissioning costs are recorded as a component of depreciation expense. Beginning in January 1999, in accordance with the PUC Final Order, $130 million of decommissioning costs will be recovered from customers through the CTC over the 11-year life of the CTC rather than the remaining life of Susquehanna. The recovery will include a return on unamortized decommissioning costs. Decommissioning charges were $26 million in 2000, $27 million in 1999 and $12 million in 1998.

Amounts collected from PPL Electric's customers for decommissioning, less applicable taxes, are deposited in external trust funds for investment and can be used only for future decommissioning costs. Accrued nuclear decommissioning costs were $280 million and $260 million at December 31, 2000 and 1999, respectively.

In February 2000, the FASB issued a revised Exposure Draft on the accounting for obligations associated with the retirement of long-lived assets. The FASB expects to issue a final document during the second quarter of 2001. As a result, current industry accounting practices for decommissioning may change, including the possibility that the estimated cost for decommissioning could be recorded as a liability at the present value of the estimated future cash outflows that will be required to satisfy those obligations.

9.   Financial Instruments

PPL utilized financial derivative products to hedge interest rate risk associated with anticipated debt issuances. In April 2000, PPL settled $180 million notional amount of treasury lock agreements and made a payment of $6 million under the terms of the agreements. In 2000, PPL settled $1.050 billion notional amount of forward-starting interest rate swaps. PPL received net proceeds of about $26 million. These amounts have been deferred on the balance sheet and are currently being amortized over the life of the medium-term notes. Of these total notional amounts, $270 million was in connection with the PPL Montana lease transaction and resulted in net proceeds of about $4 million, which also have been deferred on the balance sheet and are currently being amortized over the life of the lease. PPL also settled $125 million notional amount of interest rate swaps in the fourth quarter of 2000 and made a payment of about $3 million. Since the original transaction dates of these swaps, the anticipated debt they were expected to hedge was not issued. Therefore, the payment made on these swaps is recorded in current earnings.

At December 31, 2000, PPL agreed to pay fixed rates between 5.90% - 6.138% on forward-starting swaps with notional amounts of $100 million and maturities of May 2006. PPL will receive a variable-rate interest payment based on either a 3-month or 6-month LIBOR rate through the maturity of these agreements. The estimated fair value of these agreements, which represents the estimated amount PPL would pay if it had terminated these agreements at December 31, 2000, was insignificant.

PPL has also entered into interest rate swap agreements whereby PPL agreed to pay a floating interest rate and receive a fixed interest rate payment. These swaps are executed with the intent of adjusting the amount of floating-rate debt carried in PPL's liability portfolio. In 2000, PPL settled $915 million of these swaps and recorded a gain of approximately $2 million. At December 31, 2000, PPL had approximately $19 million notional amount of these swaps outstanding. The estimated fair value of these contracts, representing the amount PPL would pay if it terminated these agreements at December 31, 2000, was insignificant.

During 2000, PPL entered into currency hedges related to the acquisition of Hyder shares in order to minimize its exposure to adverse foreign currency exchange rate fluctuations. PPL also entered into currency forward agreements to lock in the exchange rate on the purchase of 37 million euros. These positions were unwound in 2000. The net gain on these hedges was insignificant. Subsequently, new currency forward agreements for 37 million euros were entered into and remained outstanding at December 31, 2000, the estimated fair value of which was insignificant.

The carrying amount on the Consolidated Balance Sheet and the estimated fair value of PPL's financial instruments are as follows (millions of dollars):

                                                December 31, 2000    December 31, 1999
                                                -----------------    -----------------
                                                Carrying     Fair    Carrying     Fair
                                                 Amount     Value     Amount     Value
                                                 ------     -----     ------     -----
Assets
 Nuclear plant decommissioning trust fund (a)     $  268   $  268     $  255    $  255
 Financial investments (a)                             6        6          1         1
 Other investments (a)                                41       41         15        15
 Cash and cash equivalents (a)                       486      480        133       133
 Other financial instruments included in
  other current assets (a)                             2        2          4         4

Liabilities
 Preferred stock with sinking fund
  requirements (b)                                    47       46         47        45
 Company-obligated mandatorily
  redeemable preferred securities of subsidiary
   trusts holding solely company debentures (b)      250      250        250       217
 Long-term debt (b)                                4,784    4,804      4,157     4,189
 Commercial paper and bank loans (a)               1,037    1,037        857       857

(a) The carrying value of these financial instruments generally is based on established market prices and approximates fair value.

(b) The fair value generally is based on quoted market prices for the securities where available and estimates based on current rates offered to PPL where quoted market prices are not available.

10.  Credit Arrangements & Financing Activities

PPL Electric and PPL Capital Funding issue commercial paper and borrow from banks to provide short-term funds. PPL Capital Funding's commercial paper is guaranteed by PPL. At December 31, 2000, PPL Electric and PPL Capital Funding had $636 million of short-term debt outstanding at interest rates ranging from 7.17% to 7.94% per annum.

In order to enhance liquidity, and as a credit back-stop to the commercial paper programs, PPL Electric, PPL

Capital Funding and PPL (as guarantor for PPL Capital Funding) share a 364-day $750 million credit facility and a five-year $300 million credit facility, each with a group of banks. At December 31, 2000, no borrowings were outstanding under either facility.

In December 2000, PPL Capital Funding entered into a three-month $200 million credit facility. At December 31, 2000, PPL Capital Funding had borrowed $200 million under this facility to be used for general corporate purposes including making loans to PPL subsidiaries and reducing their debt balances. In January 2001, PPL Capital Funding entered into a three-month $200 million credit facility and subsequently borrowed this amount to use for the same general corporate purposes.

Through December 31, 2000, PPL Capital Funding had issued $1 billion of medium-term notes, of which $825 million was issued at fixed rates between 7.75% and 8.375% and $175 million at floating rates tied to 3-month LIBOR. The proceeds from these issuances were used for general corporate purposes, including making loans to PPL subsidiaries and reducing commercial paper balances. In October 2000, PPL Capital Funding retired $110 million of medium-term notes consisting of three separate series with coupons between 5.86% and 5.90%.

In April 2000, PPL Electric redeemed and retired all of its outstanding First Mortgage Bonds, 9-1/4% Series due 2019, at the aggregate par value of $27.6 million through the maintenance and replacement fund provisions of its Mortgage. In June 2000, PPL Electric paid and retired all $125 million aggregate principal amount of its outstanding First Mortgage Bonds, 6% Series due 2000.

During 2000, PPL Transition Bond Company made principal payments on bonds totaling $226 million.

In 1999, PPL Montana entered into $950 million of credit facilities, non-recourse to PPL, with a group of banks, including a $675 million 364-day facility and two revolving credit facilities totaling $275 million which mature in 2002. The purpose of these facilities was to provide bridge loan financing for the acquisition of the Montana assets and to fund PPL Montana's working capital needs.

In July 2000, PPL Montana completed the sale of its investment in the Colstrip coal-fired plant to owner lessors, which are leasing the assets back to PPL Montana under four 36-year operating leases. The proceeds from the sale were approximately $410 million. PPL Montana used these proceeds to reduce outstanding debt and make distributions to its parent, PPL Generation. This sale-leaseback was financed with the private issuance of pass-through certificates due 2020. In November 2000, PPL Montana filed an S-4 registration statement with the SEC for the exchange of these certificates for registered securities. During 2000, PPL Montana reduced the amount of its credit facilities to $100 million. At December 31, 2000, no borrowings were outstanding under these facilities. PPL Montana has also obtained letters of credit in the aggregate amount of $71 million.

In September 2000, a PPL Global subsidiary entered into an agreement with a lessor to lease turbine-generators and related equipment. See Note 11 for additional information. The turbines are being financed using a leasing structure that eliminates the need for cash outlays during the turbine manufacturing process and diversifies PPL's funding sources.

In December 2000, PPL initiated a Structured Equity Shelf Program for the issuance of up to $100 million in PPL common stock in small amounts on a periodic basis.

11.  Acquisitions, Development and Divestitures

Domestic Generation Projects

In November 1999, PPL Electric sold its Sunbury plant and the principal assets of its wholly-owned coal processing subsidiary, Lady Jane Collieries, to Sunbury Holdings, LLC. PPL Electric received cash proceeds of $107 million for these assets, which resulted in an after tax gain of about $42 million.

In 1998, PPL Global signed definitive agreements with Montana Power, Portland General Electric Company ("Portland") and Puget Sound Energy, Inc. ("Puget") to acquire interests in 13 Montana power plants, with 2,372 gross megawatts of generating capacity, for a purchase price of $1.546 billion. The acquisition involved the Colstrip and Corette coal-fired plants, 11 hydroelectric facilities and a storage reservoir. The Puget and Portland agreements also provided for the acquisition of related transmission assets for an additional $126 million, subject to certain conditions. In December 1999, PPL Global completed the purchase of about 1,315 gross megawatts of generating assets from Montana
Power for $757 million. This acquisition transferred to PPL Montana the 11 hydroelectric facilities, the storage reservoir, the Corette plant and Montana

Power's ownership interest in three of the four units of the Colstrip plant, along with other generation-related assets.

PPL Global's acquisition of the Colstrip interests of Puget and Portland, totaling 1,057 additional megawatts, was subject to several conditions, primarily the receipt by Puget and Portland of satisfactory regulatory approvals from the state utility commissions in Washington and Oregon. However, these satisfactory regulatory approvals were not obtained. The acquisition agreements permitted each party to terminate the respective agreements if closing did not occur by April 30, 2000. Both of these acquisition agreements have now been terminated.

The Montana Power Asset Purchase Agreement, which PPL Global assigned to PPL Montana, provided that if neither the Puget nor the Portland acquisitions were consummated, PPL Montana would be required to purchase a portion of Montana Power's interest in the 500-kilovolt Colstrip Transmission System for $97 million, subject to receipt of required regulatory approvals, which have been received. PPL Montana currently is in discussions with Montana Power to pursue alternatives to acquiring this entire interest in the Colstrip Transmission System as contemplated by the Asset Purchase Agreement. These discussions are ongoing; therefore, PPL Montana cannot predict whether it will buy all, or less than all, of Montana Power's interest in the Colstrip Transmission System or what the purchase price will be if a purchase occurs.

In May 2000, PPL Global announced plans to install five compact, natural gas-fired electric generation facilities in eastern Pennsylvania totaling about 900 megawatts of capacity. The five facilities, with an estimated total cost between $450 and $500 million, will be peaking generators to be used during periods of high energy demand. These facilities are expected to be completed by the summer of 2002, pending necessary governmental approvals.

PPL Global continues to pursue plans to build peaking capacity in New York state. The current emphasis is on a facility for 300 megawatts of capacity at a total capital cost of approximately $200 million.

In September 2000, a PPL Global subsidiary entered into an arrangement that provides 30 turbine-generators for PPL's domestic expansion program. The gas-fired, 50-megawatt turbine-generators and related equipment, manufactured by General Electric, will provide PPL with flexibility in growing its electricity generation and marketing business in various regions of the U.S. General Electric will receive approximately $400 million under the terms of the arrangement. The turbines are being financed using a leasing structure, with the PPL Global subsidiary as the lessee, that eliminates the need for any cash outlays during the turbine manufacturing process and diversifies PPL's funding sources. The units are expected to go into service beginning in 2002. The arrangement also gives the lessor the option to purchase an additional 36 turbine-generators and lease them to the PPL Global subsidiary.

In December 2000, PPL Global announced plans to develop a gas-fired plant in Pinal County, Arizona which will operate during times of intermediate and high demand for electricity. The facility will use combustion turbines that PPL recently acquired from General Electric (described above). The facility is expected to be in operation by summer 2002, pending necessary governmental approvals. The current emphasis is on a facility for 500 to 600 megawatts of capacity with an anticipated project cost of about $300 million.

In December 2000, PPL Global signed an agreement to purchase Starbuck Power Company, LLC, from Northwest Power Enterprises, Inc., which will transfer the ownership and development rights for up to a 1,200-megawatt gas-fired, combined cycle power plant to be built in eastern Washington state. The facility, to be called PPL Starbuck, is expected to be in service by 2004, pending necessary governmental approvals. The expected cost of the facility is approximately $600 million.

In January 2001, PPL Montour, LLC acquired an additional interest in the coal-fired Conemaugh Power Plant from Potomac Electric Power Company. Under the terms of the acquisition agreement, PPL Montour, LLC and a subsidiary of Allegheny Energy, Inc. jointly acquired a 9.72 percent interest in the 1,711 megawatt plant. The purchase increased PPL's ownership interest to 16.25% in the two-unit plant. PPL paid $78 million for its 83-megawatt share of the plant.

International Distribution Projects

In September 1999, PPL Global's U.K. subsidiary, SWEB, sold its electricity supply business to London

Electricity for about $264 million. PPL Global recorded an after tax gain from the sale of $64 million. The supply business provided about 15% of SWEB's annual earnings. PPL Global and Mirant continue joint ownership of the electric delivery business, which has been renamed WPD. WPD continues to own and operate an extensive power network in southwest Britain, transporting and delivering electricity to 1.4 million customers.

In December 1999, the U.K.'s Office of Gas and Electricity Markets, the regulatory authority for electricity and natural gas distribution, announced the final price review for the electric distribution companies, including WPD. In this final price review, WPD was given a one-time rate cut of 19%, the lowest rate reduction among distribution companies in the U.K. The price cut is effective for five years starting in April 2000. As a result of this action, PPL Global evaluated the carrying value of its investment in WPD and the investment was written down by $36 million. In December 1999, in unrelated transactions, PPL Global wrote down the carrying value of two other international investments by a total of $16 million.

At the end of June 2000, PPL Global finalized the acquisition of an 84.7% interest in CEMAR, an electricity distribution company in Brazil. The acquisition price was $289 million, financed initially with short-term debt. In accordance with its policy of recording the results of foreign operations on a lag basis, the operating results of CEMAR were consolidated on a three-month lag.

WPDL submitted an offer to purchase shares of Hyder for 365 pence per share, or a total purchase price of 559 million British pounds sterling ($838 million based on current exchange rates at that time). Hyder is the owner of South Wales Electricity plc, an electric distribution company serving approximately 980,000 customers in Wales. Hyder also owns certain Welsh water and other service-oriented businesses.

On September 15, 2000, WPDL's offer of 365 pence per share was declared unconditional in all respects and remained open for acceptance by Hyder shareowners through October 25, 2000. Designation of the increased offer as unconditional allowed WPDL to take operational control of Hyder.

On September 29, 2000, WPDL closed on the purchase of approximately 110 million shares of Hyder for a total purchase price of about 395 million British pounds sterling ($584 million based on current exchange rates at that time). When combined with WPDL's existing ownership interest in Hyder, this purchase gave WPDL approximately 70% of Hyder's total outstanding shares. Subsequently, WPDL purchased the remaining shares of Hyder.

PPL Global's ownership interest in WPDL is 51%, but it has joint control with Mirant, who's ownership interest is 49%. PPL Global's share of the acquisition cost was made from existing resources and facilities, of which approximately $100 million is expected to be repaid by the end of the first quarter of 2001. Based on a 51% ownership interest, PPL Global's share of the total investment in WPDL was $114 million.

WPDL is actively pursuing a range of options with respect to Hyder's non-electric businesses. In this regard, WPDL is offering management of Hyder's water business in a competitive bid process, pursuant to European Union procurement rules. At the same time, WPDL has announced an agreement in principle with Welsh firm Glas Cymru Cyfyngedig (Glas) for the disposition of the water business. In January 2001, the U.K. regulator announced that it would not move to block Glas' plans for the water business.

In October 2000, PPL Global announced a partnership with the Claro group, a key shareowner of CGE, a leading energy distribution company in Chile and Argentina. PPL Global had a 2.9% ownership interest in CGE at December 31, 2000. Under the terms of the partnership, the Claro group had the right to sell up to an additional 5.6% to PPL Global over the next two years. In January 2001, PPL Global purchased the additional 5.6 percent of CGE from the Claro group, bringing its total investment to about $141 million. CGE provides electricity delivery services to 1.4 million customers in Chile, and natural gas delivery services to 200,000 customers in Santiago.

Other

During 2000, PPL acquired three additional mechanical engineering and contracting firms in the northeast U.S. The purchase prices of these acquisitions were not significant.

12. Stock-Based Compensation

Under the PPL Incentive Compensation Plan ("ICP") and the Incentive Compensation Plan for Key

Employees ("ICPKE") (together, the "Plans"), restricted shares of common stock as well as stock options may be granted to officers and other key employees of PPL, PPL Electric and other affiliated companies. Awards under the Plans are made in the common stock of PPL by the Compensation and Corporate Governance Committee of the Board of Directors in the case of the ICP, and by the PPL Corporate Leadership Council in the case of the ICPKE. Each Plan limits the number of shares available for awards to two percent of the outstanding common stock of PPL on the first day of each calendar year. The maximum number of options which can be awarded under each Plan to any single eligible employee in any calendar year is 1.5 million shares. Any portion of these options that has not been granted may be carried over and used in any subsequent year. If any award lapses or is forfeited or the rights to the participant terminate, any shares of common stock are again available for grant. Shares delivered under the Plans may be in the form of authorized and unissued common stock, common stock held in treasury by PPL or common stock purchased on the open market (including private purchases) in accordance with applicable securities laws.

Restricted Stock

Restricted shares of common stock are outstanding shares with full voting and dividend rights. However, the shares are subject to forfeiture or accelerated payout under Plan provisions for termination, retirement, disability and death. Restricted shares vest fully if control of PPL changes, as defined by the Plans.

Restricted stock awards of 440,549, 108,890 and 107,198 shares, with per share weighted-average fair values of $21.30, $26.74, and $22.74, were granted in 2000, 1999 and 1998, respectively. Compensation expense for these three years was less than $3 million annually. At December 31, 2000, there were 607,009 restricted shares outstanding. These awards currently vest from three to twenty-one years from the date of grant.

Stock Options

Under the Plans, stock options may also be granted with an option exercise price per share not less than the fair market value of PPL's common stock on the date of grant. The options are exercisable beginning one year after the date of grant, assuming the individual is still employed by PPL or a subsidiary, in installments as determined by the Compensation and Corporate Governance Committee of the Board of Directors in the case of the ICP, and the Corporate Leadership Council in the case of the ICPKE. The Committee (or the Corporate Leadership Council, in the case of the ICPKE) has discretion to accelerate the exercisability of the options. All options expire no later than ten years from the grant date. The options become exercisable if control of PPL changes, as defined by the Plans.

PPL applies Accounting Principles Board Opinion 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for stock options. Since stock options are granted at market price, no compensation cost has been recognized. Compensation calculated in accordance with the disclosure requirements of FASB 123, "Accounting for Stock-Based Compensation," was not significant.

A summary of stock option activity follows:

                                              2000                   1999
                                       -------------------  -------------------
                                                  Weighted             Weighted
                                                  Average               Average
                                                  Exercise             Exercise
                                        Shares     Price      Shares     Price
                                        ------     -----      ------     -----
Outstanding at beginning of year       626,020    $26.84
Granted                              1,501,110    $22.45     704,800    $26.85
Exercised                              (56,590)   $26.84
Forfeited                             (101,239)   $24.02     (78,780)   $26.84
                                      --------               -------
Outstanding at December 31,          1,969,301    $23.64     626,020    $26.85
Exercisable at December 31,            215,158    $26.03      13,570    $26.84

The weighted average fair values of options at their grant date during 2000 and 1999 were $3.35 and $2.37, respectively. The estimated fair value of each option granted is calculated using a modified Black-Scholes option-pricing model. The weighted average assumptions used in the model were as follows:

                                   2000           1999
                                   ----           ----

Risk-free interest rate           6.74%          5.61%
Expected option term             10 yrs         10 yrs
Expected stock volatility        19.79%         16.19%
Dividend yield                    5.70%          6.60%

Outstanding options had a weighted-average remaining life of 8.6 years at December 31, 2000.

13. Retirement and Postemployment Benefits

Pension and Other Postretirement Benefits

PPL and its subsidiaries sponsor various pension and other postretirement and postemployment benefit plans.

PPL Montana and PPL Maine (Penobscot Hydro) sponsor a separate, funded, noncontributory defined benefit plan, as do PPL Gas Utilities and its subsidiaries. The funded noncontributory defined benefit plan of PPL Electric became sponsored by various other PPL affiliated companies, in addition to PPL Electric, as a result of the realignment July 1, 2000. PPL and its subsidiaries also provide supplemental retirement benefits to directors, executives, and other key management employees through unfunded nonqualified retirement plans.

Substantially all employees of PPL's subsidiaries will become eligible for certain health care and life insurance benefits upon retirement through contributory plans. Postretirement benefits under the PPL Retiree Health Plans (covering retirees of PPL Electric and various other affiliated PPL companies) and for the North Penn Gas Plans are paid from funded VEBA trust sponsored by the respective companies. The companies sponsoring the PPL Retiree Health Plans, and North Penn Gas, made contributions to the VEBA trusts of $30 million and $1 million, respectively, during 2000 and 1999. At December 31, 2000, PPL Electric had a regulatory asset of $6 million relating to postretirement benefits that is being amortized and recovered in rates with a remaining life of 12 years.

Net pension and postretirement medical benefit costs were (millions of dollars):

                                                              Postretirement
                                         Pension Benefits    Medical Benefits
                                        ------------------  ------------------
                                        2000   1999   1998  2000   1999   1998
                                        ----   ----   ----  ----   ----   ----
Service cost                           $  40   $ 42   $ 35  $  5   $  5   $  4
Interest cost                             86     78     69    22     19     16
Expected return on plan assets          (113)   (99)   (87)   (8)    (7)    (4)
Net amortization and deferral            (21)    (9)   (13)   12     12      9
                                       -----   ----   ----  ----   ----   ----
Net periodic pension and
  postretirement benefit cost          $  (8)  $ 12   $  4  $ 31   $ 29   $ 25
                                       =====   ====   ====  ====   ====   ====

The net periodic pension cost charged to (or credited to) operating expense was $(6) million in 2000, $9 million in 1999 and $2 million in 1998. Retiree health and benefits costs charged to operating expense were approximately $25 million in 2000, $20 million in 1999 and $19 million in 1998. Costs in excess of the amounts charged to expense were charged to construction and other accounts.

Postretirement medical costs at December 31, 2000 were based on the assumption that costs would increase 7.25% in 2000, then the rate of increase would decline gradually to 6% in 2006 and thereafter. A one-percentage point change in the assumed health care cost trend assumption would have the following effects (in millions):

                                           One
                                    Percentage Point
                                 Increase       Decrease
                                 --------       --------
Effect on service cost and
  interest cost components          $ 1           $ (1)
Effect on postretirement
  benefit obligation                 12            (10)

The following assumptions were used in the valuation of the benefit obligations:

Pension Benefits
----------------
                                 2000      1999        1998
                                 ----      ----        ----

Discount rate                    7.5%      7.0%       6.25%
Expected return on plan assets   9.2%      8.0%        8.0%
Rate of compensation increase   4.75%      5.0%        5.0%

Postretirement Medical Benefits
-------------------------------
                                 2000      1999       1998
                                 ----      ----       ----

Discount rate                    7.5%      7.0%      6.25%
Expected return on plan assets   7.6%     6.35%      6.35%
Rate of compensation increase   4.75%      5.0%       5.0%

The funded status of the combined plans was as follows (millions of dollars):

                                                          Postretirement
                                      Pension Benefits   Medical Benefits
                                      ----------------   ----------------
                                           2000   1999      2000   1999
                                           ----   ----      ----   ----
Change in Benefit Obligation
Benefit Obligation, January 1          $  1,206 $1,232    $ 317  $ 303
 Service cost                                40     42        5      5
 Interest cost                               86     78       22     19
 Plan amendments                             13      2              18
 Actuarial (gain)/loss                      (98)  (127)     (18)   (15)
 Acquisitions/Divestitures                          25*              2*
 Special termination benefits                        3
 Actual expense paid                         (4)    (3)
 Net benefits paid                          (51)   (46)     (15)   (15)
                                        -------  -----    -----  -----
Benefit Obligation, December 31           1,192  1,206      311    317

Change in Plan Assets
Plan assets at fair value, January 1      1,799  1,627      130    104
 Actual return on plan assets                44    201        2      9
 Employer contributions                       2      1       33     33
 Acquisitions/Divestitures                    3     19*
 Actual expense paid                         (4)    (3)
 Net benefits paid                          (50)   (46)     (16)   (16)
                                        -------  -----    -----  -----
Plan assets at fair value, December 31    1,794  1,799      149    130

Funded Status
Funded Status of Plan                       601    593     (162)  (187)
Unrecognized transition assets              (40)   (45)     104    113
Unrecognized prior service cost             114    110       27     33
Unrecognized net (gain)/loss               (911)  (906)      14     23
                                        -------  -----    -----  -----
Asset/(liability) recognized               (236)  (248)     (17)   (18)

                                                                Postretirement
                                              Pension Benefits Medical Benefits
                                             ----------------- ----------------
                                                  2000   1999     2000   1999
                                                  ----   ----     ----   ----
Amounts recognized in the Consolidated
 Balance Sheet consist of:
 Prepaid benefit cost                                1      1
 Accrued benefit liability                        (237)  (250)     (17)   (18)
 Intangible asset                                           1
 Additional minimum liability                       (9)   (11)
 Accumulated other
 comprehensive income                                9     11
                                                 -----  -----    -----   -----
Net Amount Recognized                            $(236) $(248)   $ (17)  $(18)
                                                 =====  =====    =====   =====

*Acquisition of PPL Montana & Penobscot Hydro net of Sunbury divestiture.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were (in millions) $33, $29 and $0 respectively, as of December 31, 2000 and $41, $34 and $6 respectively, as of December 31, 1999.

PPL Electric and its subsidiaries formerly engaged in coal mining accrued an additional liability for the cost of health care of their retired miners. At December 31, 2000, the liability was $20 million. The liability is the net of $53 million of estimated future benefit payments offset by $33 million of available assets in PPL Electric funded VEBA trusts.

PPL subsidiaries engaged in the mechanical contracting business make contributions to various union sponsored multiemployer pension and health and welfare plans. Contributions of $10 million, $8 million and $1 million were made in 2000, 1999 and 1998 respectively.

Savings Plans

Substantially all employees of PPL's subsidiaries are eligible to participate in deferred savings plans (401k's). Company contributions to the plans charged to operating expense approximated $9 million in 2000, $6 million in 1999 and $4 million in 1998. Increasing contributions were the result of 1999 and 2000 enhancements to the matching formula for one of the PPL plans and a full year of participation in the plans for employees of PPL Montana in 2000.

Employee Stock Ownership Plan

PPL sponsors a non-leveraged employee Stock Ownership Plan (ESOP), in which substantially all employees of the pre-realignment PPL Electric are enrolled after one year of credited service. Dividends paid on ESOP shares are treated as ordinary dividends by PPL. Under existing income tax laws, PPL is permitted to deduct the amount of those dividends for income tax purposes and to contribute the resulting tax savings (dividend-based contribution) to the ESOP.

The dividend-based contribution is used to buy shares of PPL's common stock and is expressly conditioned upon the deductibility of the contribution for federal income tax purposes. Contributions to the ESOP are allocated to eligible participants accounts as of the end of each year, based 75% on shares held in existing participants' accounts and 25% on the eligible participants' compensation.

Amounts charged as compensation expense for ESOP contributions approximated $4 million in 2000, $4 million in 1999 and $6 million in 1998. However, these amounts were offset by the dividend-based contribution tax savings and had no impact on PPL's earnings.

ESOP shares outstanding at December 31, 2000 totaled 5,377,849, or 4% of total common shares outstanding, and are included in all EPS calculations.

Postemployment Benefits

PPL Electric and various affiliated companies, after the corporate realignment, provide health and life insurance benefits to disabled employees and income benefits to eligible spouses of deceased employees. Postemployment benefits charged to operating expenses were not significant in 2000, 1999 or 1998.

14.      Jointly Owned Facilities

At December 31, 2000, subsidiaries of PPL owned undivided interests in the following facilities (millions of dollars):

                                     Electric
                                     Utility                         Construction
                          Ownership  Plant in    Other   Accumulated   Work in
                          Interest   Service   Property Depreciation   Progress
                          --------   -------   -------- ------------   --------
PPL Generation
--------------
Generating Stations
 Susquehanna                 90.00%   $4,187                $3,504        $21
 Keystone                    12.34%       70                    45          1
 Wyman                        8.33%       15                     1
 Conemaugh                   11.39%      107                    54
Merrill Creek Reservoir       8.37%                  22         12

Each PPL Generation subsidiary, either on its own behalf or through another PPL affiliate, provided its own financing for its share of the facility. Each receives a portion of the total output of the generating stations equal to its percentage ownership. The share of fuel and other operating costs associated with the stations is reflected on the Consolidated Statement of Income.

On January 8, 2001, PPL Generation purchased an additional 83 megawatts of generation capacity at the Conemaugh Generating station. The addition brings PPL Generation's ownership to 16.25 percent.

15. Commitments and Contingent Liabilities

Wholesale Energy Commitments

As part of the purchase of generation assets from Montana Power, PPL Montana agreed to supply electricity to Montana Power under two wholesale transition service agreements. The agreements expire in 2001 and 2002. In addition, PPL Montana assumed a power purchase agreement, which expires in April 2010. In accordance with purchase accounting guidelines, PPL Montana recorded a liability of $111 million as an estimate of the fair value of the contracts at the acquisition date. The supply and purchase contracts are prospectively amortized over the contract terms as adjustments to "Wholesale Energy Marketing and Trading" revenues and "Energy Purchases", respectively. The unamortized balance at December 31, 2000 was $92 million and is included in "Other" in the "Deferred Credits and Other Noncurrent Liabilities" section of the Consolidated Balance Sheet.

Liability for Above Market NUG Contracts

At June 30, 1998, PPL Electric recorded a loss accrual for above market contracts with NUGs of $854 million. See Note 5 for further information. Effective January 1999, PPL Electric began reducing this liability as an offset to "Energy Purchases" on the Consolidated Statement of Income. This reduction is based on the estimated timing of the purchases from the NUGs and projected market prices for this generation. The final existing NUG contract expires in 2014. In connection with the corporate realignment, effective July 1, 2000, the remaining balance of this liability was transferred to PPL EnergyPlus. The liabilities associated with these above market NUG contracts were $674 million at December 31, 2000.

Commitments - Acquisitions and Development Activities

PPL Global and its subsidiaries have committed additional capital and extended loans to certain affiliates, joint ventures and partnerships in which they have an interest. At December 31, 2000, PPL Global and its subsidiaries had approximately $839 million of such commitments. The majority of these commitments are for the purchase of turbines from GE, as well as the January 2001 Conemaugh and CGE acquisitions, as discussed in Note 11.

Nuclear Insurance

PPL Susquehanna is a member of certain insurance programs which provide coverage for property damage to members' nuclear generating stations. Facilities at the Susquehanna station are insured against property damage losses up to $2.75 billion under these programs. PPL Susquehanna is also a member of an insurance program which provides insurance coverage for the cost of replacement power during prolonged outages of nuclear units caused by certain specified conditions. Under the property and replacement power insurance programs, PPL Susquehanna could be assessed retroactive premiums in the event of the insurers' adverse loss experience. At December 31, 2000, this maximum assessment was about $20 million.

PPL Susquehanna's public liability for claims resulting from a nuclear incident at the Susquehanna station is limited to about $9.5 billion under provisions of The Price Anderson Amendments Act of 1988. PPL Susquehanna is protected against this liability by a combination of commercial insurance and an industry assessment program. In the event of a nuclear incident at any of the reactors covered by The Price Anderson Amendments Act of 1988, PPL Susquehanna could be assessed up to $176 million per incident, payable at $20 million per year.

Environmental Matters

Air
---

The Clean Air Act deals, in part, with acid rain, attainment of federal ambient ozone standards and toxic air emissions. PPL subsidiaries are in substantial compliance with the Clean Air Act.

The DEP has finalized regulations requiring further seasonal (May-June) NOx reductions to 80% from 1990 levels starting in 2003. These further reductions are based on the requirements of the Northeast Ozone Transport Region Memorandum of Understanding and two EPA ambient ozone initiatives: the September 1998 EPA State Implementation Plan (SIP) call (i.e., EPA's requirement for states to revise their SIPs) issued under Section 110 of the Clean Air Act, requiring reductions from 22 eastern states, including Pennsylvania; and the EPA's approval of petitions filed by Northeastern states, requiring reductions from sources in 12 Northeastern states and Washington D.C., including PPL sources. The EPA's SIP-call was substantially upheld by the D.C. Circuit Court of Appeals in an appeals proceeding. Although the Court extended the implementation deadline to May 2004, the DEP has not changed its rules accordingly. PPL expects to achieve the 2003 NOx reductions with the recent installation of SCR technology on the Montour units and possibly SCR or SNCR on a Brunner Island unit.

The EPA has also developed new standards for ambient levels of ozone and fine particulates. These standards were challenged and remanded to the EPA by the D.C. Circuit Court of Appeals in 1999. However, on appeal to the United States Supreme Court, the D.C. Circuit Court's decision was reversed in part and remanded to the D.C. Circuit. The new particulates standard, if finalized, may require further reductions in SO2 for certain PPL subsidiaries and year-round NOx reductions commencing in 2010-2012 at SIP-call levels in Pennsylvania, and at slightly less stringent levels in Montana. The revised ozone standard, if finalized, is not expected to have a material effect on facilities of PPL subsidiaries.


Under the Clean Air Act, the EPA has been studying the health effects of hazardous air emissions from power plants and other sources, in order to determine what emissions should be regulated and has determined that mercury emissions must be regulated. In this regard, EPA is expected to develop regulations by 2004.

In 1999, the EPA initiated enforcement actions against several utilities, asserting that older, coal-fired power plants operated by those utilities have, over the years, been modified in ways that subject them to more stringent "New Source" requirements under the Clean Air Act. The EPA has since issued notices of violation and commenced enforcement activities against other utilities, and has threatened to continue expanding its enforcement actions. At this time PPL is unable to predict whether such EPA enforcement actions will be brought with respect to any of its affiliates' plants. However, the EPA regional offices that regulate plants in Pennsylvania (Region III) and Montana (Region VIII) have indicated an intention to issue information requests to all utilities in their jurisdiction, and the Region VIII office has issued such a request to PPL Montana's Corette plant. PPL cannot presently predict what, if any, action the EPA might take following PPL's responses to such information requests. Should the EPA initiate one or more enforcement actions against PPL, compliance with any such EPA enforcement actions could result in additional capital and operating expenses in amounts which are not now determinable, but which could be significant.

The EPA is also proposing to revise its regulations in a way that will require power plants to meet "New Source" performance standards and/or undergo "New Source" review for many maintenance and repair activities that are currently exempted.

Water and Waste
---------------

The final National Pollutant Discharge Elimination System permit for the Montour plant contains stringent limits for iron discharges. The results of a toxic reduction study show that additional water treatment facilities or operational changes are needed at this station. A plan for these changes is being developed and will be submitted to DEP in the fall of 2001.

EPA has significantly lowered the water quality standard for arsenic. The lowered standard may require PPL Generation to further treat wastewater and/or take abatement action at several of its power plants, the cost of which is not now determinable, but could be significant.

Capital expenditures through the year 2003 to correct groundwater degradation at fossil-fueled generating stations, and to address waste water control at PPL Generation's facilities, are included in the table of construction expenditures in the section entitled "Financial Condition - Capital Expenditure Requirements" in the Review of the Financial Condition and Results of Operations. Additional capital expenditures could be required beyond the year 2005 in amounts which are not now determinable but which could be significant. Actions taken to correct groundwater degradation, to comply with the environmental regulations and to address waste water control, are also expected to result in increased operating costs in amounts which are not now determinable but which could be significant.

EPA's proposed requirements for new or modified water intake structures will affect where generating facilities are built, will establish intake design standards, and could lead to requirements for cooling towers at new power plants. These proposed regulations are expected to be finalized by August of 2001. In the worst case, the rule could require new or modified cooling towers at one or more PPL stations. Another new rule, also expected in 2001, will address existing structures. Each of these rules could impose significant costs on PPL, which are not now determinable.

Superfund and Other Remediation
-------------------------------

In 1995 PPL Electric entered into a consent order with the DEP to address a number of sites where it may be liable for remediation. This may include potential PCB contamination at certain PPL Electric substations and pole sites; potential contamination at a number of coal gas manufacturing facilities formerly owned and operated by PPL Electric; and oil or other contamination which may exist at some of PPL Electric's former generating facilities. In connection with the July 1, 2000 corporate realignment, PPL Electric's generation facilities were transferred to subsidiaries of PPL Generation. As of December 31, 2000, work has been completed on approximately three-quarters of the sites included in the consent order.

In 1996, PPL Gas Utilities entered into a similar consent order with the DEP to address a number of sites where subsidiaries of PPL Gas Utilities may be liable for remediation. The sites primarily include former coal gas manufacturing facilities. Subsidiaries of PPL Gas Utilities are also investigating the potential for any mercury contamination from gas meters and regulators. Any sites will likely be addressed under the consent order.

At December 31, 2000, PPL Electric, PPL Generation and PPL Gas Utilities had accrued approximately $20.3 million, representing the estimated amounts they will have to spend for site remediation, including those sites covered by each company's consent orders mentioned above.

In October 1999, the Montana Supreme Court held in favor of several citizens' groups that the right to a clean and healthful environment is a fundamental right guaranteed by the Montana Constitution. The court's ruling could result in significantly more stringent environmental laws and regulations, as well as an increase in citizens' suits under Montana's environmental laws. The effect on PPL Montana of any such changes in laws or regulations or any such increase in legal actions are not currently determinable, but could be significant.

Future cleanup or remediation work at sites currently under review, or at sites not currently identified, may result in material additional operating costs for PPL subsidiaries that cannot be estimated at this time. Under the Montana Power acquisition agreement, PPL Montana is indemnified by Montana Power for any pre-acquisition environmental liabilities. However, this indemnification is conditioned on certain circumstances that can result in PPL Montana and Montana Power sharing in certain costs within limits set forth in the agreement.

General
-------

Due to the environmental issues discussed above or others, PPL subsidiaries may be required to modify, replace or cease operating certain facilities to comply with statutes, regulations and actions by regulatory bodies or courts. In this regard, PPL subsidiaries also may incur capital expenditures, operating expenses and other costs in amounts which are not now determinable, but which could be significant.

Credit Support for Affiliated Companies

PPL provides certain guarantees for its subsidiaries. Specifically, PPL guarantees all of the debt of PPL Capital Funding. As of December 31, 2000, PPL had guaranteed $1.5 billion of medium-term notes and $581 million of commercial paper issued by PPL Capital Funding. PPL had also guaranteed certain obligations of PPL EnergyPlus for up to $625 million under power purchase and sales agreements. PPL had also guaranteed certain obligations of other subsidiaries, totaling $473 million at December 31, 2000. Finally, PPL has caused lender banks, under its 364-day credit facility, to issue letters of credit in the aggregate amount of $125 million on behalf of PPL Montana.

Source of Labor Supply

As of December 31, 2000, PPL and its subsidiaries had 11,893 full-time employees. This included 3,330 in PPL Electric; 424 in PPL Gas Utilities; 2,398 in PPL Generation; 1,697 in PPL EnergyPlus; 45 in PPL Global; 3,056 in several Central and South American electric companies controlled by PPL Global; and 943 in PPL Services.

Approximately 49%, or 4,297, of PPL's domestic workforce are members of labor unions, with four IBEW locals representing nearly 4,100. The other unions primarily represent small locals of gas utility employees in Pennsylvania. The bargaining agreement with the largest union was negotiated in 1998 and expires in May of 2002. Eight new three-year contracts with smaller locals in Pennsylvania were negotiated in 2000 and five additional agreements will expire during the first half of 2001, with the largest being for three locals representing about 320 Montana employees.

16.  Related Party Transactions

A wholly-owned subsidiary of PPL Global extended a 90 million British pounds sterling loan facility to WPDH, an entity in which PPL Global has a 51% ownership interest and shares joint control with Mirant. This facility was subsequently reduced to 76.5 million pounds sterling. This facility provided funds that were loaned to WPDL as temporary financing for the acquisition of Hyder. The facility was entered into September 28, 2000 and expires September 25, 2001. Interest is reset monthly based on sterling LIBOR. This rate was 6.4% as of December 31, 2000. At December 31, 2000, WPDH had borrowed 76.5 million British pounds sterling (US $114 million at the foreign exchange rate on December 31, 2000.)

At December 31, 2000, PPL Global had a $135 million note outstanding payable to an affiliate of WPDH. The note was denominated in U.S. dollars, and provided for interest at market rates. PPL Global repaid this note in January, 2001.

17.  Corporate Realignment

On July 1, 2000, PPL and PPL Electric completed a corporate realignment in order to effectively separate PPL Electric's regulated transmission and distribution businesses from its recently deregulated generation businesses and to better position the companies and their affiliates in the new competitive marketplace. The realignment included PPL Electric's transfer of certain generation and related assets, and associated liabilities, to affiliates at book value. The net book value of this transfer, recorded as a distribution on common shares from PPL Electric to its parent, PPL, was $271 million. PPL Energy Funding, a holding company for virtually all of PPL's unregulated businesses, assumed $670 million of debt that PPL Electric had issued to other subsidiaries of PPL.

As a result of the corporate realignment, PPL Generation's principal business is owning and operating U.S. generating facilities through various subsidiaries; PPL EnergyPlus' principal business is wholesale and unregulated retail energy marketing; PPL Electric's principal businesses are the transmission and distribution of electricity to serve retail customers in its franchised territory in eastern and central Pennsylvania, and the supply of electricity to retail customers in that territory as a PLR, and PPL Global's principal businesses are the acquisition and development of both U.S. and international energy projects, and the ownership and operation of international energy projects. PPL Energy Funding serves as the holding company for substantially all of PPL's unregulated businesses, including PPL Generation, PPL EnergyPlus and PPL Global. Other subsidiaries of PPL and PPL Electric are generally aligned in the new corporate structure according to their principal business functions.

The corporate realignment followed receipt of various regulatory approvals, including approvals from the PUC, the FERC, the NRC and the IRS.

18.  Adoption of SFAS 133

On January 1, 2001, PPL will adopt SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. PPL, through the use of a cross-functional project team, has completed the process of identifying all derivative instruments, determining their fair market values, designating and documenting hedge relationships, and evaluating the effectiveness of those hedge relationships.

In accordance with the transition provisions of SFAS 133, PPL expects to record a cumulative-effect charge of $181.9 million in accumulated other comprehensive income to recognize at fair value all derivatives that are designated as cash flow hedging instruments. This adjustment includes a credit of $5.8 million for derivatives that were previously deferred on the balance sheet. A majority of PPL's fixed price commodity contracts meet the definition of derivatives under SFAS 133. PPL uses these contracts and other financial derivative instruments to mitigate commodity price risk related to the sale of electricity as well as the purchase of oil, gas and coal. PPL has designated many of these instruments as cash flow hedges of the anticipated purchases or sales of the commodity. PPL also uses certain financial derivative instruments to mitigate interest rate risk exposure for future financing. The most significant portion of the cumulative adjustment will be attributed to forward sales contracts and financial swaps in which PPL has reserved and stands ready to deliver energy from the planned output of its wholly-owned generating units. In these cases, PPL will realize a margin that represents the difference between the sales price and the average cost of generation.

Future changes in the fair market values of these derivative instruments, to the extent that the hedges are effective at mitigating the underlying commodity risk, will be recorded in other comprehensive income. At the date the underlying transaction occurs, the amounts accumulated in other comprehensive income will be reported in earnings. To the extent that the hedges are not effective, the ineffective portion of the changes in the fair market value will be recorded directly in earnings. PPL expects to reclassify into earnings during the next twelve months $144.7 million from the transition adjustment that was recorded in accumulated other comprehensive income. The cash flow hedges described above cover the period from January 2001 through December 2008.

Under the terms of SFAS 133, PPL will also record at fair value certain derivative instruments that do not qualify as hedges. This is expected to result in a cumulative-effect credit to earnings of $10.6 million in recognition of these instruments.

The cumulative-effect adjustment in earnings to recognize at fair value all derivatives that are designated as fair-value hedging instruments and the cumulative-effect adjustment to recognize the difference between the carrying values and fair values of related hedged liabilities are expected to be insignificant.

19.  Sales to California Independent System Operator

Through subsidiaries, PPL has made certain limited sales to the California Independent System Operator ("Cal ISO"), for which PPL has not yet been paid in full. Specifically, through January 2001, PPL has made approximately $18 million of sales to the Cal ISO. A small amount of these sales were ordered by the U.S. Secretary of Energy ("Secretary") between December 14, 2000 and February 7, 2001 pursuant to emergency authority granted to the Secretary pursuant to federal law. The Secretary has not exercised his emergency authority after February 7, 2001. PPL negotiated prices for a portion of the involuntary sales with the Cal ISO. The prices for the remaining ordered sales will be established in future proceedings at the FERC.

Given the myriad of electricity supply problems presently faced by the California electric utilities and the Cal ISO, PPL cannot predict when it will receive payment for sales to the Cal ISO that have been made, or that may be required to be made in the future, or the final amounts of such payments. As of December 31, 2000, PPL has fully reserved for possible underrecoveries of payments for these sales. PPL may have to add to this reserve in future periods if it is required by the Secretary to continue to supply the Cal ISO.

Litigation arising out of the California electric supply situation has been filed at the FERC and in California courts against sellers of energy to the Cal ISO. The plaintiffs and intervenors allege abuse of market power, among other things, and seek price caps on wholesale sales in California and other western power markets, refunds of excess profits allegedly earned on these sales, and other relief, including treble damages and attorneys' fees. Certain PPL subsidiaries have intervened in the FERC proceedings in order to protect their interests, but have not been named as a defendant in any of the court actions. PPL cannot predict whether any of its subsidiaries will eventually be named in these lawsuits or other lawsuits, the outcome of any such litigation or the ultimate impact on PPL or its subsidiaries of the California electricity supply situation.

         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                        Column A                           Column B                  Column C        Column D       Column E
                        --------                           --------                  --------        --------       --------
                                                           Balance
                                                              at                    Additions                      Balance at
                                                                       --------------------------
                                                           Beginning     Charged                                    End of
                      Description                          of Period    to Income    Other          Deductions      Period
                      -----------                        -------------------------------------   ----------------------------
                                                                                 (Millions of Dollars)

PPL Corporation
---------------
Year Ended December 31, 2000
----------------------------
Reserves deducted from assets in
  the Balance Sheet
    Uncollectible accounts ..........................            $22          $47         $26 (1)        $25           $70
    Obsolete inventory - Materials and supplies......              3            5                          4             4

Year Ended December 31, 1999
----------------------------
Reserves deducted from assets in
  the Balance Sheet
    Uncollectible accounts ..........................             16           22                         16            22
    Obsolete inventory - Materials and supplies......             11            3                         11             3

Year Ended December 31, 1998
----------------------------
Reserves deducted from assets in
  the Balance Sheet
    Uncollectible accounts ..........................             16           24                         24            16
    Obsolete inventory - Materials and supplies......                          12                          1            11

(1) Includes the allowance for doubtful accounts recorded upon the acquisition of CEMAR by PPL Global.

QUARTERLY FINANCIAL, COMMON STOCK PRICE AND DIVIDEND DATA (Unaudited) PPL Corporation and Subsidiaries
(Millions of Dollars, except per share data)

                                                                                  For the Quarters Ended (a)
                                                              March 31            June 30           Sept. 30             Dec. 31
                          2000
Operating revenues......................................        $1,413             $1,297             $1,458              $1,515
Operating income........................................           320                241                313                 328
Net income before extraordinary items...................           142                 92                136                 117
Net income..............................................           142                 92                136                 128
Earnings per common share-basic (b).....................          0.99               0.64               0.94                0.88
Dividends declared per common share-basic (c)...........         0.265              0.265              0.265               0.265
Price per common share
  High..................................................        $24.00             $25.00             $44.44              $46.13
  Low...................................................        $18.38             $20.38             $21.94              $37.56

                           1999

Operating revenues......................................        $1,067             $1,004             $1,386              $1,133
Operating income........................................           262                164                238                 208
Net income before extraordinary items...................           120                 63                161                 134
Net income (loss).......................................           120                 63                102                 147
Earnings per common share-basic (b).....................          0.76               0.40               0.68                1.02
Dividends declared per common share (c).................          0.25               0.25               0.25                0.25
Price per common share
  High..................................................        $28.50             $31.88             $32.00              $28.50
  Low...................................................        $24.75             $24.13             $25.38              $20.38

(a) Quarterly results can vary depending on weather and the forward pricing of power. In addition, earnings in 2000 and 1999 were affected by nonrecurring items. Accordingly, comparisons among quarters of a year may not be indicative of overall trends and changes in operations.
(b) The sum of the quarterly amounts may not equal annual earnings per share due to changes in the number of common shares outstanding during the year or rounding.
(c) PPL has paid quarterly cash dividends on its common stock in every year since 1946. The dividends paid per share in 2000 were $1.06 and in 1999 were $1.00. The most recent regular quarterly dividend paid by PPL was 26.5 cents per share (equivalent to $1.06 per annum) paid January 1, 2001. Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, financial requirements and other factors.

                     ITEM 9. CHANGES IN AND DISAGREEMENTS
                        WITH ACCOUNTANTS ON ACCOUNTING
                           AND FINANCIAL DISCLOSURE
                           ------------------------

None

                                   PART III
                                   --------

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          -----------------------------------------------------------

Information for this item concerning directors of PPL will be set forth in the sections entitled "Nominees for Directors," and "Directors Continuing in Office" in PPL's 2001 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2000, and which information is incorporated herein by reference. Information required by this item concerning the executive officers of PPL is set forth at the end of Part I of this report.

                        ITEM 11. EXECUTIVE COMPENSATION
                        -------------------------------

Information for this item for PPL will be set forth in the sections entitled "Compensation of Directors," "Summary Compensation Table," "Option Grants in Last Fiscal Year" and "Retirement Plans for Executive Officers" in PPL's 2001 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2000, and which information is incorporated herein by reference.

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
    -----------------------------------------------------------------------

Information for this item for PPL will be set forth in the section entitled "Stock Ownership" in PPL's 2001 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2000, and which information is incorporated herein by reference.

            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            -------------------------------------------------------

Information for this item for PPL will be set forth in the section entitled "Certain Transactions Involving Directors or Executive Officers" in PPL's 2001 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2000, and which information is incorporated herein by reference.

                     (THIS PAGE LEFT BLANK INTENTIONALLY)

              PPL ELECTRIC UTILITIES CORPORATION AND SUBSIDIARIES

                                    PART II
                                    -------

                      ITEM 5. MARKET FOR THE REGISTRANT'S
                           COMMON EQUITY AND RELATED
                              STOCKHOLDER MATTERS
                              -------------------

Additional information for this item is set forth in the sections entitled "Quarterly Financial Data" and "Shareowner and Investor Information" of this report.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

                                                          2000 (a), (f)      1999 (a)       1998 (a)         1997 (a)         1996
PPL Electric Utilities Corporation
-----------------------------------------------------------------------------------------------------------------------------------
Income Items -- millions

  Operating revenues  ..................................        $ 3,336       $ 3,952        $ 3,643          $ 3,049      $ 2,911
  Operating income (e)..................................            669           749            801              790          809
  Earnings (loss) available to PPL......................            261           398           (587)             308          329
    Excluding nonrecurring items........................            237           337            301              313          329
Balance Sheet Items -- millions (b)
  Property, plant and equipment, net....................          2,401         4,345          4,331            6,820        6,960
  Recoverable transition costs..........................          2,425         2,647          2,819
  Total assets..........................................          5,924         9,092          8,838            9,472        9,405
  Long-term debt........................................          3,126         3,505          2,569            2,633
  Company-obligated mandatorily redeemable                                                                                   2,832
    preferred securities of subsidiary trusts holding
    solely company debentures...........................            250           250            250              250
  Preferred stock

    With sinking fund requirements......................             47            47            295              295          295
    Without sinking fund requirements...................             50            50            171              171          171
  Common equity.........................................          1,160         1,296          1,730            2,612        2,617
  Short-term debt.......................................             59           183             91               45           10
  Total capital provided by investors...................          4,692         5,331          5,106            6,006        5,925
  Capital lease obligations (g).........................                          125            168              171          247
Financial Ratios

  Return on average common equity -- % (d)..............          18.35         17.90          11.45            11.91        12.95
  Embedded cost rates (b)
    Long-term debt -- %.................................           6.88          6.97           7.56             7.91         7.89
    Preferred stock -- %................................           5.87          5.87           6.09             6.90         6.09
    Preferred securities -- %...........................           8.44          8.44           8.44             8.43
  Times interest earned before income taxes (d).........           2.65          3.46           3.77             3.67         3.62
  Ratio of earnings to fixed charges -- total
    enterprise basis (c), (d)...........................           2.47          3.10           3.53             3.47         3.50
  Ratio of earnings to fixed charges and
     dividends on preferred stock
     --total enterprise basis (c), (d)..................           2.31          2.62           2.68             2.77         2.93
Sales Data

  Customers (thousands)(b)..............................          1,270         1,270          1,257            1,247        1,236
  Electric energy sales delivered -- millions of kWh
    Residential ........................................         11,924        11,704         11,156           11,434       11,849
    Commercial .........................................         11,565        11,002         10,597           10,309       10,288
    Industrial .........................................         10,224        10,179         10,227           10,078       10,016
    Other ..............................................            194           160            164              143          154
                                                            -----------    ----------    -----------      -----------    ---------
      Service area sales ...............................         33,907        33,045         32,144           31,964       32,307
      Wholesale energy sales ...........................         17,548        31,715         36,708           21,454       14,341
                                                            -----------    ----------    -----------      -----------    ---------
      Total electric energy sales delivered.............         51,455        64,760         68,852           53,418       46,648
                                                            -----------    ----------    -----------      -----------    ---------

(a) The earnings for each year, except for 1996, were affected by nonrecurring items. These adjustments affected earnings available to PPL and certain items in Financial Ratios. See "Earnings" in Review of the Financial Condition and Results of Operations for a description of nonrecurring items in 2000, 1999 and 1998.
(b)  At year-end.
(c) Computed using earnings and fixed charges of PPL Electric and its subsidiaries. Fixed charges consist of interest on short- and long-term debt, other interest charges, interest on capital lease obligations and the estimated interest component of other rentals.
(d)  Based on earnings excluding nonrecurring items.
(e) Operating income of 1997 and 1996 restated to conform to the current presentation.
(f) Selected Financial and Operating Data for 2000 were affected by the corporate realignment on July 1, 2000.
(g) PPL Electric terminated its capital lease in 2000. See Note 1 for additional information.

  (See "Corporate Realignment" in Review of Financial Condition and Results of Operations for additional discussion).

                      PPL ELECTRIC UTILITIES CORPORATION
      ITEM 7. REVIEW OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              -----------------------------------------------------------

Corporate Realignment

On July 1, 2000, PPL and PPL Electric completed a corporate realignment in order to effectively separate PPL Electric's regulated transmission and distribution businesses from its recently deregulated generation businesses and to better position the companies and their affiliates in the new competitive marketplace. The corporate realignment included the following key features:

 .    PPL Electric contributed its generating and certain other related assets, along with associated liabilities, to new unregulated generating subsidiaries of PPL Generation. In connection with the contribution, PPL Energy Funding, the parent company of PPL Generation, assumed $670 million aggregate principal amount of PPL Electric debt issued to affiliated companies.

 .    PPL Electric also contributed assets associated with its wholesale energy marketing activities, along with associated liabilities, to its wholly-owned subsidiary, PPL EnergyPlus, and contributed its interest in PPL EnergyPlus to PPL Energy Funding.

 .    PPL Electric distributed, in a "tax-free spin-off" all of the outstanding shares of stock of PPL Energy Funding to PPL, which resulted in PPL Energy Funding becoming a wholly-owned subsidiary of PPL.

 .    PPL Electric entered into agreements with PPL EnergyPlus for the purchase of electricity to meet all of PPL Electric's requirements through 2001 as a PLR for customers who have not selected an alternative supplier under the Customer Choice Act.

As a result of the corporate realignment, PPL Electric's principal businesses are the regulated transmission and distribution of electricity to serve retail customers in its franchised territory in eastern and central Pennsylvania, and the supply of electricity to retail customers in that territory as a PLR. Other subsidiaries of PPL and PPL Electric are generally aligned in the new corporate structure according to their principal business functions.

The corporate realignment followed receipt of various regulatory approvals, including approvals from the PUC, the FERC, the NRC and the IRS.

                             Results of Operations
                             ---------------------

The following discussion explains significant changes in principal items on the Consolidated Statement of Income comparing 2000 to 1999, and 1999 to 1998. Certain items on the Consolidated Statement of Income have been impacted by the corporate realignment undertaken by PPL and PPL Electric effective July 1, 2000. See Note 13 to the Financial Statements for information regarding the corporate realignment.

The Consolidated Statement of Income of PPL Electric for 2000 includes the results of its remaining activities (the transmission and distribution of electricity in its service territory and the supply of electricity as a PLR in this territory under Pennsylvania's Customer Choice Act) for the second half of the year. The results for the first six months of 2000 and the entire year 1999 also include PPL Electric's former electric generation and unregulated wholesale and retail marketing functions. When discussing the results of operations for 2000 compared with 1999, the estimated results of operations of the electric generation and unregulated marketing assets during the second half of 1999 are eliminated for purposes of comparability.

Earnings

                                                  ($ Millions)

                                               2000    1999   1998
                                               ----    ----   ----

Earnings available to PPL- excluding
   nonrecurring items                        $ 237    $ 337  $ 301
Nonrecurring items:
    Environmental insurance recoveries          24
    Sale of Sunbury plant and related
    assets                                               42
    Securitization (Note 2)                              19
    PUC restructuring charge (Note 2)                         (915)
    FERC municipalities settlement (Note 2)                    (32)
    Settlement with NUG                                         18
    PPL Gas Utilities acquisition costs                          3
    Other impacts of restructuring                              38
                                             -----    -----  -----

  Earnings available to PPL - actual         $ 261    $ 398  $(587)
                                             =====    =====  =====

The earnings of PPL Electric for 2000, 1999 and 1998 were impacted by several nonrecurring items. Earnings in 2000 benefited by $24 million from insurance settlements for past and potential future environmental exposures. Refer to specific Notes to Financial Statements for discussion of certain of these nonrecurring items. The nonrecurring items without note references are discussed in "Other Income and (Deductions)." In addition, the PUC restructuring adjustments provided a favorable impact of about $38 million on earnings in the second half of 1998.

The decrease in adjusted earnings in 2000 compared with 1999 was primarily due to the corporate realignment completed on July 1, 2000. (See "Corporate Realignment" for additional discussion). After eliminating the estimated results of the electric generation and marketing assets from the earnings in the second half of 1999, comparable earnings for 1999 would have been an estimated $228 million. The $237 million adjusted earnings for 2000 were $9 million higher than the estimated adjusted earnings for 1999. This increase was primarily due to higher margins on wholesale energy transactions, an end of the one year 4% rate reduction for delivery customers, a 2.6% increase in electric delivery sales, gains on sales of emission allowances and lower pension expenses. These earnings gains were partially offset by higher interest expense and income taxes, and the write-off of a regulatory asset for the loss incurred in the Retail Access Pilot Program.

Excluding the effects of nonrecurring items, 1999 earnings were $337 million compared with $301 million for 1998. The adjusted earnings for 1999 represents a $36 million improvement compared with 1998. The earnings improvement was primarily due to higher margins on wholesale energy and marketing activities, an increase in electricity supplied to commercial and industrial customers, lower taxes and lower depreciation on generation assets. In addition, 1998 earnings were adversely impacted by mild winter weather. These earnings improvements in 1999 were partially offset by a 4% rate reduction for electric delivery customers in Pennsylvania and by the loss of customers who shopped for alternate electric generation suppliers. In addition, 1998 earnings benefited from certain regulatory treatments that did not carry over to 1999.

Operating Revenues

Retail Electric

The increase (decrease) in revenues from electric operations was attributable to the following (millions of dollars):


                               2000 vs. 1999  1999 vs. 1998
                               -------------  -------------

PPL Electric

  Electric delivery                  $ 28         $(179)
  PLR electric generation supply       32          (159)
PPL EnergyPlus
  Electric generation supply         (155)          416
  Other                                 6            25
                                    -----         -----
                                    $ (89)        $ 103
                                    =====         =====

After eliminating the revenues transferred in the corporate realignment from the results for the second half of 1999, operating revenues from retail electric operations increased by $150 million during 2000 compared with 1999. This was primarily due to an increase in PPL EnergyPlus' supply volumes in the first half of 2000 compared with the same period in 1999. This increase was driven by PPL EnergyPlus' marketing efforts in Pennsylvania and surrounding states that have been implemented to secure and retain end use customers in these deregulated states. Also contributing to the increase were higher PPL Electric retail delivery and PLR supply sales in 2000. This was due to increased usage by commercial and residential customers and fewer service territory customers selecting a supplier other than PPL Electric.

Operating revenues from retail electric operations increased by $103 million in 1999 compared with 1998. This was due to PPL Electric and PPL EnergyPlus providing 6.5% more electricity to retail customers during 1999 compared with 1998. These revenue gains were partially offset by a one-year 4% reduction in PPL Electric's regulated rates, effective January 1, 1999, in connection with the PUC Final Order in PPL Electric's restructuring proceeding.

Wholesale Energy Marketing and Trading
--------------------------------------

The increase (decrease) in revenues from wholesale energy marketing and trading activities was attributable to the following (millions of dollars):

                                2000 vs. 1999  1999 vs. 1998
                                -------------  -------------
PPL Electric Utilities

  Bilaterial Sales                  $(337)           $ 36
  PJM                                 (44)
  Cost-based contracts                (85)            (69)
  Gas & oil sales                    (143)            229
  Other                                (5)              1
  NUG purchases sold to affiliate      84
                                    -----            ----
                                    $(530)           $197
                                    =====            ====

Wholesale energy marketing and trading revenues decreased by $530 million in 2000 compared with 1999. After eliminating the revenues transferred in the corporate realignment from the results for the second half of 1999, wholesale energy marketing and trading revenues increased by $153 million in 2000 compared with 1999. This was primarily due to increased bilateral sales revenues reflecting higher market pricing and sales volumes to other counterparties.

Wholesale energy marketing and trading revenues increased by $197 million in 1999 compared with 1998. This increase was predominately due to wholesale gas revenues, which increased nearly four-fold. This increase was, in part, due to a need for more supply to meet the greater demand for gas-fired generation and an increase in retail gas marketing activities. The decrease in revenues from cost-based contracts reflected the phase-down of the capacity and energy agreement with JCP&L by 189,000 kilowatts from 1998. The contract expired in December 1999.

Fuel

Electric fuel costs decreased by $245 million in 2000 compared with 1999. After eliminating the expenses associated with assets transferred in the corporate realignment from the results for the second half of 1999, electric fuel costs decreased by $20 million compared with 1999. This decrease was attributed to lower generation because of the Holtwood plant closing in April 1999, the sale of the Sunbury plant in November 1999, plant outages, and reduced operation of less economical units. In addition, lower nuclear fuel expense contributed to the decrease in electric fuel costs. During the first quarter of 1999, there was a charge of $5 million to accrue for the increase in estimated costs of dry cask canisters for the on-site spent fuel storage at the Susquehanna plant.

Electric fuel costs decreased by $45 million in 1999 when compared to 1998. The decrease resulted from lower generation by PPL Electric's coal-fired and oil/gas fired units, as well as lower fuel prices for coal. The lower coal-fired generation resulted from units being dispatched less during off-peak periods, as a result of NOx allowances affecting the unit costs from May to September of 1999. The Holtwood plant closing and the Sunbury plant sale (See "Power Plant Operations" discussion) also contributed to the decrease in generation. In addition, PPL Electric entered into a rail contract which lowered coal freight prices effective June 1999. These decreases were partially offset by higher fuel prices for nuclear and oil/gas-fired stations.

Energy Purchases

Energy purchases increased by $22 million in 2000 compared with 1999. After eliminating the expenses of assets transferred in the corporate realignment from the results for the second half of 1999, energy purchases increased by $301 million during 2000 compared with 1999. During the first half of 2000, energy purchases increased by $166 million over the same period in 1999. This was primarily due to higher purchases to support PPL EnergyPlus' increased unregulated retail electric and gas sales. Also, higher per unit prices for these purchases contributed to the increase in energy purchases, coupled with recognized losses on certain long-term forward transactions. The remainder of the increase during 2000, $135 million, represents the estimated increase in PPL Electric's purchases to support its PLR load in the second half of 2000, as noted above.

Energy purchases increased by $306 million in 1999 when compared to 1998. This increase was primarily due to increased gas purchases by the Energy Marketing Center, additional wholesale purchases to support PPL EnergyPlus, and higher wholesale prices for electricity. These increases were partially offset by a decrease in the volume of electricity purchases and the reduction of the liability for above-market NUG purchases.

Other Operation Expenses

Other operation expenses decreased by $230 million from 1999 to 2000. After eliminating the expenses associated with assets transferred in the corporate realignment from the results for the second half of 1999, other operation expenses decreased by $79 million during 2000 compared with 1999. This decrease was primarily the result of environmental insurance settlements, gains on the sale of emission allowances and a decrease in pension plan costs, offset by a loss accrual under the Clean Air Act and increased costs of wages and other benefits.

Other operation expenses increased by $16 million from 1998 to 1999. About $46 million of regulatory credits were recorded in 1998. These credits were for the loss of revenue as a result of the pilot Electric Choice Program and the deferral of undercollected energy costs. No similar items were reflected in 1999, as the pilot program was completed and energy costs were no longer recoverable through the ECR.

Eliminating the effects of these regulatory credits, other operation expenses of PPL Electric decreased by $30 million in 1999 compared with 1998. This decrease was primarily due to PPL Electric's cost-cutting initiatives, gains on the sale of emission allowances and decreased load dispatching activities for system control.

Maintenance Expenses

Maintenance expenses decreased by $52 million in 2000 from 1999. After eliminating the expenses associated with assets transferred in the corporate realignment from the results for the second half of 1999, maintenance expenses increased by $2 million during 2000 compared with 1999.

Maintenance expenses increased by $15 million in 1999 from 1998. This increase was due to higher costs of outage-related and other maintenance at PPL Electric's fossil and nuclear power plants, and additional expenses to maintain transmission and distribution facilities.

Power Plant Operations

In April 1999, PPL Electric closed its Holtwood coal-fired generating station. The closing was part of an effort to reduce operating costs and position PPL Electric for the competitive marketplace. The adjacent hydroelectric plant owned by PPL Holtwood continues to be operated.

In November 1999, PPL Electric sold its Sunbury plant and the principal assets of its wholly-owned coal processing subsidiary, Lady Jane Collieries, to Sunbury Holdings, LLC. PPL Electric received cash proceeds of $107 million for the assets, including coal inventory, which resulted in a one-time contribution to earnings of about $42 million.

Depreciation

Depreciation decreased by $66 million in 2000 from 1999. After eliminating the expenses of assets transferred in the corporate realignment from the results for the second half of 1999, depreciation decreased by $3 million from 1999 to 2000.

Depreciation decreased by $102 million in 1999 from 1998. This decrease was mainly due to the write-down of generation-related assets in connection with the restructuring adjustments recorded in June 1998.

Other Income and (Deductions)

Other income and (deductions) decreased by $80 million in 2000 from 1999. After eliminating the revenues and expenses of assets transferred in the corporate realignment from the results for the second half of 1999 (including a $66 million pre-tax gain on the sale of the Sunbury plant and related assets), other income decreased by $28 million during 2000 compared with 1999. This was primarily due to a charge of $12 million resulting from a PUC ruling requiring the write-off of the regulatory asset for the loss incurred in Pennsylvania's pilot Electric Choice Program, and an adverse FERC decision regarding investments at PJM.

Other income in 1999 increased by $20 million from 1998. Other income in 1998 included a favorable nonrecurring item for a $30 million recovery from a NUG to settle a suit over disputed energy prices, and a $6 million credit to earnings to reverse the prior expensing of the PPL Gas Utilities acquisition costs. However, other income in 1999 included a $66 million pre-tax gain on the sale of the Sunbury plant and related assets.

Financing Costs

PPL Electric experienced higher financing costs associated with long-term debt during the past few years, primarily associated with the issuance of $2.4 billion of transition bonds by PPL Transition Bond Company in August 1999. Interest on long-term debt and dividends on preferred stock increased from $235 million in 1997 to $249 million in 2000, for a total increase of $14 million. Interest on short-term debt, net of capitalized interest and AFUDC borrowed funds, increased from $12 million in 1997 to $21 million in 2000.

Income Taxes

Income tax expense increased by $20 million in 2000 compared with 1999. After eliminating the estimated income associated with assets transferred in the corporate realignment from the results for the second half of 1999, income taxes increased by $68 million during 2000 compared with 1999. This was primarily due to a release of deferred taxes no longer required due to securitization recognized in the third quarter of 1999.

Income tax expense decreased by $122 in 1999 compared with 1998. This was primarily due to a release of deferred income taxes no longer required due to securitization and tax changes relating to the second quarter 1998 restructuring write-off.

                              Financial Condition
                              -------------------

Energy Marketing and Trading Activities

In connection with the corporate realignment, effective July 1, 2000, PPL Electric's unregulated energy marketing and trading activities were transferred to PPL EnergyPlus.

Market Risk Sensitive Instruments

Commodity Price Risk
--------------------

On July 1, 2000, PPL and PPL Electric completed a corporate realignment in which each transferred its generation assets to other unregulated PPL affiliates. As part of the realignment, PPL Electric and PPL EnergyPlus entered into a long-term power sales agreement under which PPL EnergyPlus will sell PPL Electric, pursuant to a predetermined pricing arrangement, energy, capacity and ancillary services to fulfill PPL Electric's PLR obligation through 2001. As a result, PPL Electric has shifted any electric price risk to PPL EnergyPlus. PPL Electric is currently evaluating supply alternatives after 2001, including extension of the existing contract with PPL EnergyPlus, negotiation of new contract or contracts with PPL EnergyPlus, or supply from other sources.

Interest Rate Risk
------------------

PPL Electric has issued debt to finance its operations, which increases interest rate risk. At December 31, 2000, PPL Electric's potential annual exposure to increased interest expense due to a 10% increase in interest rates was estimated at $1.5 million.

PPL Electric is also exposed to changes in the fair value of its debt portfolio. At December 31, 2000, PPL Electric estimated that its potential exposure to a change in the fair value of its debt portfolio, through a 10% adverse movement in interest rates, was about $20 million.

Market events that are inconsistent with historical trends could cause actual results to differ from estimated levels.

Nuclear Decommissioning Fund - Securities Price Risk
----------------------------------------------------

In connection with the corporate realignment, effective July 1, 2000, the nuclear decommissioning fund was transferred to, and will be maintained by, PPL Susquehanna.

Capital Expenditure Requirements

The schedule below shows PPL Electric's current capital expenditure projections for the years 2001-2005 and actual spending for the year 2000 (millions of dollars).

PPL Electric's Capital Expenditure Requirements

                                Actual --------Projected--------
                                 2000 2001  2002 2003  2004  2005
                                 ---- ----  ---- ----  ----  ----

Construction expenditures
    Generating facilities       $ 23
    Transmission and
      distribution facilities    132  $138  $149 $151  $154  $166
    Environmental                 65
    Other                         28    18    18   18    18    18
                                ----  ----  ---- ----  ----  ----
        Total Construction
            Expenditures         248   156   167  169   172   184
Nuclear fuel                      14
                                ----  ----  ---- ----  ----  ----
Total Capital
            Expenditures        $262  $156  $167 $169  $172  $184
                                ====  ====  ==== ====  ====  ====

Construction expenditures include AFUDC which is expected to be less than $3 million in each of the years 2001-2005.

PPL Electric's capital expenditure projections for the years 2001-2005 total about $848 million. Capital expenditure plans are revised from time to time to reflect changes in conditions.

Financing and Liquidity

Cash and cash equivalents increased by $194 million more during 2000 compared with the same period in 1999. The reasons for this change were:

 .    A $158 million increase in cash provided by operating activities, primarily due to decreases in prepayments, accounts receivable and unbilled revenue.

 .    A $177 million decrease in cash used in investing activities, primarily due to an increase in proceeds from the sales of nuclear fuel to the trust and an increase in loan repayments from affiliated companies. Also property, plant and equipment expenditures were lower in 2000, due to generation assets transferred to PPL Generation, as part of the corporate realignment.

 .    A $141 million increase in cash used in financing activities. This increase was principally due to funds required to terminate the nuclear fuel lease, and cash of subsidiaries divested in the corporate realignment.

From 1998 through 2000, PPL Electric issued $2.6 billion of long-term debt (including $2.4 billion of securitized debt issued by PPL Transition Bond Company), PPL Electric retired $2.1 billion of long-term debt and purchased $632 million of treasury shares. During the years 1998 through 2000, PPL Electric also incurred $128 million of obligations under capital leases.

Refer to Note 7 to the Financial Statements for additional information on credit arrangements and financing activities in 2000.

Financial Indicators

Earnings for 2000, 1999, and 1998 were impacted by nonrecurring items and restructuring impacts. The following financial indicators for PPL Electric reflect the elimination of these impacts from earnings, and provide an additional measure of the underlying earnings performance of PPL Electric and its subsidiaries. For purposes of comparability with 2000, the results of businesses transferred in the corporate realignment were eliminated for the second half of 1999.

                                     1999
                                  adjusted for
                            2000   realignment     1999       1998
                            ----   ----------      ----       ----
Earnings available
 to PPL
(adjusted, in millions)    $ 237     $ 228         $ 337       $ 301

Times interest earned
before income taxes         2.65      2.67          3.46        3.77

Environmental Matters

See Note 11 to the Financial Statements for a discussion of environmental matters.

Increasing Competition

The electric utility industry has experienced, and will continue to experience, a significant increase in the level of competition in the energy supply market at both the state and federal level.

State Activities
----------------

Refer to Note 2 to the Financial Statements for a discussion of PPL Electric's PUC restructuring proceeding under the Customer Choice Act.

Also refer to Note 13 to the Financial Statements regarding PPL Electric's transfer of its retail electric marketing function to PPL EnergyPlus.

Federal Activities
------------------

Refer to Note 13 to the Financial Statements regarding PPL Electric's transfer of its retail electric marketing function to PPL EnergyPlus.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to "Quantitative and Qualitative Disclosures About Market Risk," in Review of the Financial Condition and Results of Operations, and Note 1 to the Financial Statements.

                       Report of Independent Accountants

To the Board of Directors and Shareowner of PPL Electric Utilities Corporation:


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 95 present fairly, in all material respects, the financial position of PPL Electric Utilities Corporation and its subsidiaries ("PPL Electric") at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the PPL Electric's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Philadelphia, PA
January 29, 2001

                      PPL Electric Utilities Corporation
                      ----------------------------------
        Management's Report on Responsibility for Financial Statements
        --------------------------------------------------------------

The management of PPL Electric Utilities Corporation is responsible for the preparation, integrity and objectivity of the consolidated financial statements and all other sections of this annual report. The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America, and the Uniform System of Accounts prescribed by the Federal Energy Regulatory Commission for regulated businesses. In preparing the financial statements, management makes informed estimates and judgments of the expected effects of events and transactions based upon currently available facts and circumstances. Management believes that the financial statements are free of material misstatement and present fairly the financial position, results of operations and cash flows of PPL Electric.

PPL Electric's consolidated financial statements have been audited by PricewaterhouseCoopers LLP (PricewaterhouseCoopers) independent certified public accountants. PricewaterhouseCoopers' appointment as auditors was previously ratified by the shareowners of PPL. Management has made available to PricewaterhouseCoopers all PPL Electric's financial records and related data, as well as the minutes of shareowners' and directors' meetings. Management believes that all representations made to PricewaterhouseCoopers during its audit were valid and appropriate.

PPL Electric's maintains a system of internal control designed to provide reasonable, but not absolute, assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use or disposition and the prevention and detection of fraudulent financial reporting. The concept of reasonable assurance recognizes that the cost of a system of internal control should not exceed the benefits derived and that there are inherent limitations in the effectiveness of any system of internal control.

Fundamental to the control system is the selection and training of qualified personnel, an organizational structure that provides appropriate segregation of duties, the utilization of written policies and procedures and the continual monitoring of the system for compliance. In addition, PPL Electric maintains an internal auditing program to evaluate PPL Electric's system of internal control for adequacy, application and compliance. Management considers the internal auditors' and PricewaterhouseCoopers' recommendations concerning its system of internal control and has taken actions which are believed to be cost-effective in the circumstances to respond appropriately to these recommendations. Management believes that PPL Electric's system of internal control is adequate to accomplish the objectives discussed in this report.

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

Management also recognizes its responsibility for fostering a strong ethical climate so that PPL Electric's affairs are conducted according to the highest standards of personal and corporate conduct. This responsibility is characterized and reflected in PPL Electric's business policies and guidelines. These policies and guidelines address: the necessity of ensuring open communication within PPL Electric; potential conflicts of interest; proper procurement activities; compliance with all applicable laws, including those relating to financial disclosure; and the confidentiality of proprietary information.

Michael E. Bray
Vice Chair and President


Joseph J. McCabe
Vice President and Controller

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENT OF INCOME FOR THE YEARS ENDED DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries

(Millions of Dollars)

                                                                            2000                1999               1998
Operating Revenues
  Retail electric.................................................              $2,424              $2,513             $2,410
  Wholesale energy marketing and trading..........................                 890               1,420              1,223
  Energy related businesses.......................................                  22                  19                 10
                                                                      ----------------    ----------------    ---------------
  Total...........................................................               3,336               3,952              3,643
                                                                      ----------------    ----------------    ---------------

Operating Expenses
  Operation
    Fuel..........................................................                 200                 445                490
    Energy purchases..............................................               1,409               1,387              1,081
    Other.........................................................                 349                 579                563
    Amortization of recoverable transition costs..................                 227                 194
  Maintenance.....................................................                 143                 195                180
  Depreciation (Note 1)...........................................                 167                 233                335
  Taxes, other than income (Note 4)...............................                 149                 153                185
  Energy related businesses.......................................                  23                  17                  8
                                                                      ----------------    ----------------    ---------------
  Total...........................................................               2,667               3,203              2,842
                                                                      ----------------    ----------------    ---------------

Operating Income..................................................                 669                 749                801

Other Income and (Deductions) - Net...............................                  17                  97                 77
                                                                      ----------------    ----------------    ---------------

Income Before Interest and Income Taxes...........................                 686                 846                878

Interest Expense..................................................                 239                 214                196
                                                                      ----------------    ----------------    ---------------

Income Before Income Taxes and Extraordinary Items................                 447                 632                682

Income Taxes (Note 4).............................................                 171                 151                273
                                                                      ----------------    ----------------    ---------------

Income Before Extraordinary Items.................................                 276                 481                409

Extraordinary Items (net of income taxes) (Note 2)................                  11                 (46)              (948)
                                                                      ----------------    ----------------    ---------------

Net Income(Loss) Before Dividends on Preferred Stock..............                 287                 435               (539)

Dividends on Preferred Stock......................................                  26                  37                 48
                                                                      ----------------    ----------------    ---------------

Earnings Available to PPL Corporation.............................                $261                $398              ($587)
                                                                      ================    ================    ===============

         The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, PPL Electric Utilities Corporation and Subsidiaries

(Millions of Dollars)

                                                                                       2000           1999           1998
Cash Flows From Operating Activities
     Net income (loss).....................................................                $287          $435          ($539)
     Extraordinary items (net of income taxes).............................                  11           (46)          (948)
                                                                                   ------------   -----------    -----------
     Net income before extraordinary items.................................                 276           481            409
     Adjustments to reconcile net income to net
     cash provided by operating activities
         Depreciation......................................................                 167           233            335
         Amortizations - recoverable transition costs and other............                 189           149             (3)
         Deferred income taxes and investment tax credits .................                  (9)          (73)            12
         Gain on sale of generating assets.................................                               (65)
     Change in current assets and current liabilities .....................                 169           (73)             8
     Other operating activities - net .....................................                  11            (7)           (66)
                                                                                   ------------   -----------    -----------
              Net cash provided by operating activities....................                 803           645            695
                                                                                   ------------   -----------    -----------

Cash Flows From Investing Activities
     Expenditures for property, plant and equipment .......................                (242)         (300)          (297)
     Sales of nuclear fuel to trust........................................                  27            14             54
     Sale of generating assets.............................................                                99
     Purchases of available-for-sale securities ...........................                                              (15)
     Sales and maturities of available-for-sale securities.................                                               69
     Purchases and sales of other financial investments - net..............                  16
     Loan to parent........................................................                 142           (60)
     Other investing activities - net .....................................                 (12)            1              6
                                                                                   ------------   -----------    -----------
              Net cash used in investing activities........................                 (69)         (246)          (183)
                                                                                   ------------   -----------    -----------

Cash Flows From Financing Activities
     Issuance of long-term debt............................................                             2,419            200
     Retirement of long-term debt..........................................                (380)       (1,497)          (266)
     Termination of nuclear fuel lease.....................................                (154)
     Retirement of preferred stock.........................................                              (380)
     Purchase of treasury stock............................................                              (632)
     Payments on capital lease obligations.................................                 (11)          (59)           (58)
     Payment of common and preferred dividends.............................                (140)         (231)          (412)
     Cash of subsidiaries divested in corporate realignment (Note 13)                       (73)
     Net increase in short-term debt.......................................                 239            92             35
     Other financing activities - net .....................................                               (90)             5
                                                                                   ------------   -----------    -----------
              Net cash used in financing activities........................                (519)         (378)          (496)
                                                                                   ------------   -----------    -----------

Net Increase (Decrease) in Cash and Cash Equivalents.......................                 215            21             16
     Cash and Cash Equivalents at Beginning of Period......................                  52            31             15
                                                                                   ------------   -----------    -----------
     Cash and Cash Equivalents at End of Period............................                $267          $ 52           $ 31
                                                                                   ============   ===========    ===========

Supplemental Disclosures of Cash Flow Information
     Cash paid during the period for:
          Interest (net of amount capitalized).............................                $227          $202           $208
          Income taxes.....................................................                $ 91          $192           $261

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET AT DECEMBER 31,

PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)

                                                                                            2000             1999
Assets

Current Assets
     Cash and cash equivalents (Note 1)........................................                $  267            $   52
     Accounts receivable (less reserve:  2000, $16; 1999, $18).................                   173               207
     Income tax receivable.....................................................                    51                49
     Unbilled revenues.........................................................                   137               275
     Fuel, materials and supplies - at average cost............................                    30               175
     Prepayments...............................................................                     4                87
     Unrealized energy trading gains...........................................                                      26
     Accounts receivable from parent and its affiliates (Note 12)..............                    10                18
     Other.....................................................................                    44                78
                                                                                       --------------    --------------
                                                                                                  716               967
                                                                                       --------------    --------------

Investments
     Loan to parent and its affiliates.........................................                    60               489
     Nuclear plant decommissioning trust fund (Notes 1 and 5)..................                                     255
     Investment in unconsolidated affiliate at equity .........................                                      17
     Other (Note 6)............................................................                    18                15
                                                                                       --------------    --------------
                                                                                                   78               776
                                                                                       --------------    --------------

Property, Plant and Equipment - net
     Electric utility plant in service (Note 1)
          Transmission and distribution........................................                 2,183             2,193
          Generation...........................................................                                   1,620
          General..............................................................                   180               208
                                                                                       --------------    --------------
                                                                                                2,363             4,021
     Construction work in progress.............................................                    33               139
     Nuclear fuel owned and leased.............................................                                     139
                                                                                       --------------    --------------
          Electric utility plant...............................................                 2,396             4,299
     Gas and oil utility plant.................................................                                      26
     Other property............................................................                     5                20
                                                                                       --------------    --------------
                                                                                                2,401             4,345
                                                                                       --------------    --------------

Regulatory Assets and Other Noncurrent Assets (Notes 1 & 2)
     Recoverable transition costs..............................................                 2,425             2,647
     Other.....................................................................                   304               357
                                                                                       --------------    --------------
                                                                                                2,729             3,004
                                                                                       --------------    --------------

                                                                                               $5,924            $9,092
                                                                                       ==============    ==============

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET AT DECEMBER 31,

PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)

                                                                               2000              1999
Liabilities and Equity

Current Liabilities

  Short-term debt (Note 7).................................................    $    59           $   183
  Long-term debt...........................................................        240               352
  Above market NUG contracts (Note 2)......................................                           99
  Accounts payable.........................................................         62               284
  Taxes....................................................................         51                96
  Interest.................................................................         20                20
  Dividends................................................................         23                 6
  Unrealized energy trading losses.........................................                           28
  Accounts payable to parent and its affiliates (Note 12)..................        108
  Other....................................................................         62               220
                                                                               -------           -------
                                                                                   625             1,288
                                                                               -------           -------

Long-term Debt.............................................................      2,886             3,153
                                                                               -------           -------

Deferred Credits and Other Noncurrent Liabilities
  Deferred income taxes and investment tax credits (Note 4)................        724             1,528
  Above market NUG contracts (Note 2)......................................                          674
  Other (Notes 1 and 5)....................................................        182               806
                                                                               -------           -------
                                                                                   906             3,008
                                                                               -------           -------

Commitments and Contingent Liabilities (Note 11)...........................
                                                                               -------           -------

Company-obligated mandatorily redeemable preferred securities of
  subsidiary trust holding solely company debentures.......................        250               250
                                                                               -------           -------

Preferred stock
  With sinking fund requirements...........................................         47                47
  Without sinking fund requirements........................................         50                50
                                                                               -------           -------
                                                                                    97                97
                                                                               -------           -------

Shareowner's Common Equity
  Common stock.............................................................      1,476             1,476
  Additional paid-in capital...............................................         55                55
  Treasury stock (Note 1)..................................................       (632)             (632)
  Earnings reinvested......................................................        277               419
  Accumulated other comprehensive income (Note 1)..........................                           (6)
  Capital stock expense and other..........................................        (16)              (16)
                                                                               -------           -------
                                                                                 1,160             1,296
                                                                               -------           -------

                                                                               $ 5,924           $ 9,092
                                                                               =======           =======

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF SHAREOWNER'S COMMON EQUITY

PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)

                                                                                   For the Years Ended December 31,
                                                                               ----------------------------------------
                                                                                  2000            1999          1998
                                                                               ---------       ---------      ---------
Common stock at beginning of year.........................................     $   1,476       $   1,476      $   1,476
  Issuance of common stock................................................
                                                                               ---------       ---------      ---------
Common stock at end of year...............................................         1,476           1,476          1,476
                                                                               ---------       ---------      ---------

Additional paid-in capital at beginning of year...........................            55              70             64
  Capital contribution from PPL...........................................                                            6
  Other...................................................................                           (15)
                                                                               ---------       ---------      ---------
Additional paid-in capital at end of year.................................            55              55             70
                                                                               ---------       ---------      ---------

Treasury stock at beginning of year.......................................          (632)
  Purchase of treasury stock..............................................                          (632)
                                                                               ---------       ---------      ---------
Treasury stock at end of year.............................................          (632)           (632)
                                                                               ---------       ---------      ---------

Earnings reinvested at beginning of year..................................           419             210          1,092
  Net income (loss) (b)...................................................           261             398           (587)
  Common distribution in corporate realignment............................          (271)
  Cash dividends declared on common stock.................................          (132)           (189)          (295)
                                                                               ---------       ---------      ---------
Earnings reinvested at end of year........................................           277             419            210
                                                                               ---------       ---------      ---------

Accumulated other comprehensive income at beginning of year...............            (6)             (6)
  Unrealized gain (loss) on available-for sale securites (b)..............                                           (3)
  Minimum pension liability adjustment (c)................................             6                             (3)
                                                                               ---------       ---------      ---------
Accumulated other comprehensive income at end of year.....................                            (6)            (6)
                                                                               ---------       ---------      ---------

Capital stock expense and other at beginning of year......................           (16)            (20)           (20)
  Other...................................................................                             4
                                                                               ---------       ---------      ---------
Capital stock expense and other at end of year............................           (16)            (16)           (20)
                                                                               ---------       ---------      ---------

Total Shareowner's Common Equity..........................................     $   1,160       $   1,296      $   1,730
                                                                               =========       =========      =========

Common stock shares (thousands) at beginning of year (a)..................       102,230         157,300        157,300
  Treasury stock purchased................................................                       (55,070)
                                                                               ---------       ---------      ---------
Common stock shares at end of year........................................       102,230         102,230        157,300
                                                                               =========       =========      =========

(a) No par value.  170 million shares authorized.  All common shares of PPL Electric stock are owned by PPL.
(b) Statement of Comprehensive Income (Note 1):
  Net income (loss).......................................................     $     261       $     398          ($587)
  Other comprehensive income, net of tax:
    Unrealized gain (loss) on available-for-sale securities...............                                           (3)
    Minimum pension liability adjustment..................................             6                             (3)
                                                                               ---------       ---------      ---------
  Total other comprehensive income........................................             6                             (6)
                                                                               ---------       ---------      ---------
  Comprehensive Income....................................................     $     267       $     398          ($593)
                                                                               =========       =========      =========

(c) The adjustment in 2000 represents the transfer of the minimum pension liability to PPL Services in the corporate realignment.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF PREFERRED STOCK AT DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries(a)
(Millions of Dollars)

                                                                                            Shares
                                                               Outstanding               Outstanding        Shares
                                                      2000                    1999           2000         Authorized
Preferred Stock -- $100 par, cumulative
  4-1/2%.....................................          $25                     $25         247,658           629,936
  Series.....................................           72                      72         726,665        10,000,000
                                                    ------                 -------
                                                       $97                     $97
                                                    ======                 =======

Details of Preferred Stock (b)

                                                                                                                    Sinking Fund
                                                                                                Optional             Provisions
                                                                                     Shares    Redemption  Shares to be
                                                        Outstanding               Outstanding   Price Per    Redeemed     Redemption
                                               2000                    1999           2000        Share      Annually       Period
With Sinking Fund Requirements
  Series Preferred
   5.95% ...............................       $    1                $     1         10,000        (c)        10,000      April 2001
   6.125% ..............................           31                     31        315,500        (c)          (d)       2003-2008
   6.15%................................           10                     10         97,500        (c)        97,500      April 2003
   6.33% ...............................            5                      5         46,000        (c)        46,000      July 2003
                                               -------               --------
                                               $   47                $    47
                                               =======               ========

Without Sinking Fund Requirements
  4-1/2% Preferred......................       $   25                  $    25        247,658   $110.00
  Series Preferred
   3.35%................................            2                        2         20,605    103.50
   4.40%................................           11                       11        117,676    102.00
   4.60%................................            3                        3         28,614    103.00
   6.75%................................            9                        9         90,770    (c)
                                               -------                 --------
                                               $   50                  $    50
                                               =======                 ========

Decreases in Preferred Stock

                                                          2000                    1999                               1998
                                                 Shares          Amount   Shares         Amount       Shares                Amount
4-1/2% Preferred...........................                               (282,531)      $  (28)
Series Preferred
  3.35%....................................                                (21,178)          (2)
  4.40%....................................                               (111,097)         (12)
  4.60%....................................                                (34,386)          (3)
  5.95%....................................                               (290,000)         (29)
  6.05%....................................                               (250,000)         (25)
  6.125%...................................                               (834,500)         (84)
  6.15%....................................                               (152,500)         (15)
  6.33%....................................                               (954,000)         (95)
  6.75%....................................                               (759,230)         (76)

Decreases in Preferred Stock normally represent: (I) the redemption of stock pursuant to sinking fund requirements; or (ii) shares redeemed pursuant to optional provisions. There were no issuances or redemptions of preferred stock in 2000 or 1998 through these provisions. The decreases in 1999 indicated above represent PPL Electric's purchase and cancellation of its preferred stock which had been held by PPL. PPL Electric used $380 million of securitization proceeds to effect this repurchase.
(a) Each share of PPL Electric's preferred stock entitles the holder to one vote on any question presented to PPL Electric's shareowners meetings. There were 5,000,000 shares of PPL Electric's preference stock authorized; none were outstanding at December 31, 2000 and 1999, respectively.
(b) The involuntary liquidation price of the preferred stock is $100 per share. The optional voluntary liquidation price is the optional redemption price per share in effect, except for the 4-1/2% Preferred Stock for which such price is $100 per share (plus in each case any unpaid dividends).
(c) These series of preferred stock are not redeemable prior to the following years: 5.95%, 2001; 6.125%, 6.15%, 6.33% and 6.75%, 2003.
(d) Shares to be redeemed annually on October 1 as follows: 2003-2007, 57,500; 2008, 28,000

           The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF COMPANY-OBLIGATED
MANDATORILY REDEEMABLE SECURITIES AT DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries (a)

(Millions of Dollars)

                                                               Outstanding         Outstanding
                                                             2000       1999         2000        Authorized   Maturity (b)
Company-Obligated Mandatorily Redeemable
Preferred Securities of Subsidiary Trusts Holding
Solely Company Debentures - $25 per security
     8.10%..................                                    $150       $150     6,000,000     6,000,000   July 2027
     8.20%..................                                     100        100     4,000,000     4,000,000   April 2027
                                                          ----------- ----------
                                                                $250       $250
                                                          =========== ==========

(a) PPL Electric issued a total of $250 million of company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely company debentures by PPL Capital Trust and PPL Capital Trust II, two Delaware statutory business trusts. These preferred securities are supported by a corresponding amount of junior subordinated deferrable interest debentures issued by PPL Electric to the trusts. PPL Electric owns all of the common securities, representing the remaining undivided beneficial ownership interest in the assets of the trusts. The proceeds derived from the issuance of the preferred securities and the common securities were used by PPL Capital Trust and PPL Capital Trust II to acquire $103 million and $155 million principal amount of Junior Subordinated Deferrable Interest Debentures, ("Subordinated Debentures") respectively. PPL Electric has guaranteed all of the trusts' obligations under the preferred securities. The proceeds of the sale of these preferred securities were loaned by PPL Electric to PPL for the tender offer for PPL Electric preferred stock.

(b) The preferred securities are subject to mandatory redemption, in whole or in part, upon the repayment of the Subordinated Debentures at maturity or their earlier redemption. At the option of PPL Electric the Subordinated Debentures are redeemable on and after April 1, 2002 (for the 8.20% securities) and July 1, 2002 (for the 8.10% securities) in whole at any time or in part from time to time. The amount of preferred securities subject to such mandatory redemption will be equal to the amount of related Subordinated Debentures maturing or being redeemed. The redemption price is $25 per security plus an amount equal to accumulated and unpaid distributions to the date of redemption.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements

CONSOLIDATED STATEMENT OF LONG-TERM DEBT AT DECEMBER 31,

PPL Electric Corporation and Subsidiaries
(Millions of Dollars)

                                                                        Outstanding
                                                                2000                    1999                    Maturity(b)
  First Mortgage Bonds (a)
   6% ......................................................                              $125                          June 1, 2000
   7 3/4%...................................................     $28                        28                           May 1, 2002
   6  7/8%..................................................      19                        19                      February 1, 2003
   6 7/8%...................................................      25                        25                         March 1, 2004
   6 1/2%...................................................     125                       125                         April 1, 2005
   6 1/8% to 7.70%..........................................     350 (d)                   350                             2006-2010
   7.30% to 9 3/8%..........................................      88                        88                             2021-2025
   7 3/8%...................................................      10                        10                             2011-2015
   9 1/4%...................................................         (c)                    28                             2016-2020


  First Mortgage Pollution Control Bonds (a)
    6.40% Series H..........................................      90                        90                      November 1, 2021
    5.50% Series I..........................................      53                        53                     February 15, 2027
    6.40% Series J..........................................     116                       116                     September 1, 2029
    6.15% Series K..........................................      55                        55                        August 1, 2029
                                                             --------                  --------
                                                                 959                     1,112

  Series 1999-1 Transition Bonds

    6.08 to 7.15%...........................................   2,164 (e)                 2,390                             2001-2008

  Pollution Control Revenue Bonds...........................       9                         9                          June 1, 2027
                                                             --------                  --------
                                                               3,132                     3,511
  Unamortized (discount) and premium - net .................      (6)                       (6)
                                                             --------                  --------
                                                               3,126                     3,505
  Less amount due within one year...........................    (240)                     (352)
                                                             --------                  --------
     Total Long-term debt...................................  $2,886                    $3,153
                                                             ========                  ========

(a) Substantially all owned transmission and distribution plant is subject to the lien of PPL Electric's Mortgage.
(b)  Aggregate long-term debt maturities through 2005 are (millions of dollars):
     2001, $240; 2002, $274; 2003, $275; 2004, $288; 2005, $391. There are no
     bonds outstanding that have sinking fund requirements.
(c) In April 2000, PPL Electric redeemed and retired all of its First Mortgage Bonds, 9 1/4% Series due 2019, at par value of $28 million through the maintenance and replacement fund provisions of its Mortgage.
(d) In May 1998, PPL Electric issued $200 million First Mortgage Bonds, 6-1/8% Reset Put Securities due 2006.
     In connection with this issuance, PPL Electric assigned to a third party the option to call the bonds from the holders on May 1, 2001. These bonds will mature on May 1, 2006, but will be required to be surrendered by the exiting holders on May 1, 2001 either through the exercise of the call option by the callholder or, if such option is not exercised, through the automatic exercise of a mandatory put by the trustee on behalf of the bondholders.
(e) In August 1999, PPL Transition Bond Company issued $2.4 billion of transition bonds to securitize a portion of PPL Electric stranded costs. The bonds were issued in eight different classes, with expected average lives of 1 to 8.7 years. Bond principal payments of $226 million were made in 2000.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

                      PPL ELECTRIC UTILITIES CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

1.   Summary of Significant Accounting Policies

Business and Consolidation

At December 31, 2000, PPL was the parent holding company of PPL Energy Funding, PPL Electric, PPL Gas Utilities, PPL Services and PPL Capital Funding. PPL Electric's principal businesses are the transmission and distribution of electricity to serve retail customers in its service territory in eastern and central Pennsylvania, and the supply of electricity to retail customers in this territory as a PLR.

The consolidated financial statements include the accounts of PPL Electric and its direct and indirect wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U. S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounting Records

The accounting records for PPL Electric are maintained in accordance with the Uniform System of Accounts prescribed by the FERC and adopted by the PUC.

Regulation

Historically, PPL Electric accounted for its operations in accordance with the provisions of SFAS 71, which requires rate-regulated entities to reflect the effects of regulatory decisions in their financial statements. PPL Electric discontinued application of SFAS 71 for the generation portion of its business, effective June 30, 1998. In connection with the corporate realignment, effective July 1, 2000, the generating and certain other related assets, along with associated liabilities, were contributed to new unregulated subsidiaries of PPL Generation.

Property, Plant and Equipment

Following are the classes of PPL Electric's Electric Utility Plant in Service with associated accumulated depreciation reserves, at December 31, 2000 and 1999 (millions of dollars):

                                                 2000           1999
                                                 ----           ----

Property, Plant and Equipment
   Generation                                                  $6,105
   Transmission and distribution                $3,521          3,474
   General                                         309            361
                                                ------         ------
                                                 3,830          9,940
Less: Accumulated depreciation                   1,467          5,919
                                                ------         ------
Property, Plant and Equipment - net             $2,363         $4,021
                                                ======         ======

In connection with the corporate realignment, effective July 1, 2000, generating plant and certain other related assets were contributed to new unregulated subsidiaries of PPL Generation.

The other classes of property, plant and equipment at December 31, 2000 are recorded at historical cost.

AFUDC is capitalized as part of the construction costs for regulated projects.

When regulated property, plant and equipment is retired, the original cost plus the cost of retirement, less salvage, is charged to accumulated depreciation. When entire regulated operating units are sold, the costs of such assets and the related accumulated depreciation are removed from the balance sheet and the gain or loss, if any, is included in income, unless otherwise required by the FERC.

Depreciation is computed over the estimated useful lives of property using various methods including the straight-line, composite, and group method. The annual provisions for depreciation have been computed principally in accordance with the following ranges of asset lives: transmission and distribution, 15-80 years, and general, 10-80 years.

Nuclear Decommissioning and Fuel Disposal

An annual provision for PPL Electric's share of the future cost to decommission the Susquehanna station, equal to the amount allowed in utility rates, is charged to depreciation expense. Such amounts are invested in external trust funds which can be used only for future decommissioning costs. See Note 5. In connection with the corporate realignment, effective July 1, 2000, the generating and certain other related assets, along with associated liabilities, were transferred to new unregulated subsidiaries of PPL Generation.

Recoverable Transition Costs

Based on the PUC Final Order, PPL Electric was amortizing its competitive transition (or stranded) costs over an eleven-year transition period beginning January 1, 1999 and ending December 31, 2009. In August 1999, competitive transition costs of $2.4 billion were converted to intangible transition costs when securitized by the issuance of transition bonds. The intangible transition costs are being amortized over the life of the transition bonds, August 1999 through December 2008, in accordance with an amortization schedule filed with the PUC. The assets of PPL Transition Bond Company, including the intangible transition property, are not available to creditors of PPL or PPL Electric. The transition bonds are obligations of PPL Transition Bond Company and are non-recourse to PPL and PPL Electric. The remaining competitive transition costs are also being amortized based on an amortization schedule previously filed with the PUC, adjusted for those competitive transition costs that were converted to intangible transition costs. As a result of the conversion of a significant portion of the competitive transition costs into intangible transition costs, amortization of substantially all of the remaining competitive transition costs will occur in 2009.

Liability for Above Market NUG Contracts

At June 30, 1998, PPL Electric recorded a loss for above market contracts with NUGs. Effective January 1999, PPL Electric began reducing this liability as an offset to "Energy Purchases" on the Consolidated Statement of Income. This reduction was based on the estimated timing of the purchases from the NUGs and projected market prices for this generation. In connection with the corporate realignment, effective July 1, 2000, the remaining balance of this liability was transferred to PPL EnergyPlus.

Accounting for Price Risk Management

PPL Electric engages in price risk management activities for both energy trading and non-trading activities as defined by EITF 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." In 1999 and 2000, PPL Electric entered into commodity forward and financial contracts for the physical purchase and sale of energy as well as energy contracts that can be settled financially. In 1998, these instruments were reflected in the financial statements using the accrual method of accounting. As of January 1, 1999, PPL Electric adopted mark-to-market accounting for energy trading contracts, in accordance with EITF 98-10, and gains and losses from changes in market prices are reflected in "Energy Purchases" on the Consolidated Statement of Income.

PPL Electric used EITF 98-10 to account for its commodity forward and financial contracts and will adopt SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" effective January 1, 2001. See Note 14 for additional information. On July 1, 2000, PPL and PPL Electric completed a corporate realignment in which PPL Electric transferred its generation assets to other unregulated PPL affiliates. As part of the realignment, PPL Electric and PPL EnergyPlus entered into a power sales agreement under which PPL EnergyPlus will sell energy, capacity and ancillary services to PPL Electric, pursuant to a predetermined pricing arrangement, to fulfill PPL Electric's PLR obligation. As a result, PPL Electric has shifted any electric price risk to PPL EnergyPlus through 2001.

Leases

Leased property of PPL Electric capitalized on the Consolidated Balance Sheet at December 31, 1999, consisted solely of nuclear fuel. In March 2000, PPL Electric terminated its nuclear fuel lease and repurchased $154 million of nuclear fuel from the lessor energy trust. In July 2000, all nuclear fuel was transferred to PPL Susquehanna, the new unregulated nuclear generating subsidiary of PPL Generation, in connection with the corporate realignment. See Note 13 for additional information.

Payments on other leased property, which are classified as operating leases, are estimated as follows (millions of dollars): 2001, $24; 2002, $25; 2003, $26; 2004, $27; and 2005, $28. These leases include vehicles, personal computers and other equipment.

Revenue Recognition

"Retail Electric" and "Wholesale Energy Marketing and Trading" revenues are recorded based on deliveries through the end of the calendar month.

Income Taxes

The provision for PPL Electric deferred income taxes for regulated assets is based upon the ratemaking principles reflected in rates established by the PUC and FERC. The difference in the provision for deferred income taxes for regulated assets and the amount that otherwise would be recorded under U.S. GAAP is deferred and included in taxes recoverable through future rates on the Consolidated Balance Sheet. See Note 4.

PPL Electric deferred investment tax credits when utilized, and is amortizing the deferrals over the average lives of the related assets.

PPL Electric and its wholly-owned subsidiaries file a consolidated federal income tax return.

Cash Equivalents

All highly liquid debt instruments purchased with original maturities of three months or less are considered to be cash equivalents.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income, defined as changes in common equity from transactions not related to shareowners. Other comprehensive income consists of unrealized gains or losses on available-for-sale securities and the excess of additional pension liability over unamortized prior service costs. Comprehensive income is reflected on the Consolidated Statement of Shareowner's Common Equity, and "Accumulated Other Comprehensive Income" is presented on the Consolidated Balance Sheet. The comprehensive income of PPL Electric was not materially different from net income for the years ended December 31, 2000, 1999 and 1998.

Treasury Stock

Treasury shares are reflected on the Consolidated Balance Sheet as an offset to common equity under the cost method of accounting. Management has no definitive plans for the future use of these shares.

Reclassification

Certain amounts in the 1999 and 1998 financial statements have been reclassified to conform to the current presentation.

2.   Extraordinary Items

PUC Restructuring and FERC Settlement

Historically, PPL Electric prepared its financial statements for its regulated operations in accordance with SFAS 71, which requires rate-regulated companies to reflect the effects of regulatory decisions in their financial statements. PPL Electric deferred certain costs pursuant to rate actions of the PUC and the FERC and recovered, or expected to recover, such costs in electric rates charged to customers.

The EITF addressed the appropriateness of the continued application of SFAS 71 by entities in states that have enacted restructuring legislation similar to Pennsylvania's Customer Choice Act. The EITF came to a consensus on Issue No. 97-4, "Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statements 71 and 101," which concluded that an entity should cease to apply SFAS 71 when a deregulation plan is in place and its terms are known. For PPL Electric, with respect to the generation portion of its business, this occurred effective June 30, 1998 based upon the outcome of the PUC restructuring proceeding. PPL Electric adopted SFAS 101 for the generation side of its business. SFAS 101 required a determination of impairment of plant assets performed in accordance with SFAS 121, and the elimination of all effects of rate regulation that were recognized as assets and liabilities under SFAS 71.

PPL Electric performed impairment tests of its electric generation assets on a plant specific basis and determined that $2.388 billion of its generation plant was impaired at June 30, 1998. Impaired plant was the excess of the net plant investment at June 30, 1998 over the present value of the net cash flows during the remaining lives of the plants. Annual net cash flows were determined by comparing estimated generation sustenance costs to estimated regulated revenues for the remainder of 1998, market revenues for 1999 and beyond, and revenues from bulk power contracts. The net cash flows were then discounted to present value.

In addition to the impaired generation plant, PPL Electric estimated that there were other stranded costs totaling $1.989 billion at June 30, 1998. This primarily included generation-related regulatory assets and liabilities and an estimated liability for above-market purchases under NUG contracts. The total estimated impairment described above was $4.377 billion. The PUC's Final Order in the restructuring proceeding, entered on August 27, 1998, permitted the recovery of $2.819 billion through the CTC on a present value basis, excluding amounts for nuclear decommissioning and consumer education, resulting in a net under-recovery of $1.558 billion. PPL Electric recorded an extraordinary charge for this under-recovery in June 1998.

Under FERC Order 888, 16 small utilities which had power supply agreements with PPL Electric signed before July 11, 1994, requested and were provided with PPL Electric's current estimate of its stranded costs applicable to these customers if they were to terminate their agreements in 1999. Subject to certain conditions, FERC-approved settlement agreements executed with 15 of these customers provide for continued power supply by PPL Electric through January 2004. As a result of these settlements, PPL Electric, in the second quarter of 1998, recorded an extraordinary charge in the amount of $56 million.

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

PPL Electric believes that the electric transmission and distribution operations continue to meet the requirements of SFAS 71 and that regulatory assets associated with these operations will continue to be recovered through rates from customers. At December 31, 2000, $277 million of net regulatory assets, other than the recoverable transition costs, remain on PPL Electric's books. These regulatory assets will continue to be recovered through regulated transmission and distribution rates over periods ranging from one to 29 years.

Extinguishment of Debt - Securitization

In August 1999, PPL Transition Bond Company issued $2.4 billion of transition bonds to securitize a portion of PPL Electric's stranded costs. PPL Electric used a portion of the securitization proceeds to repurchase $1.5 billion of its first mortgage bonds. The premiums and related expenses to reacquire these bonds were $59 million, net of tax. PPL Electric's customers will benefit from securitization through an expected average rate reduction of approximately one percent for the period the transition bonds are outstanding. With securitization, a substantial portion of the CTC has been replaced with an ITC, which passes 75% of the net financing savings back to customers. In August 1999, PPL Electric released approximately $78 million of deferred income taxes associated with the CTC that was no longer required because of securitization. The net securitization impact of the bond repurchase and the tax change was a gain of $19 million.

SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt," requires that a material aggregate gain or loss from the extinguishment of debt be classified as an extraordinary item, net of the related income tax effect. The $59 million loss associated with the bond repurchase was treated as an extraordinary item. Details were as follows (millions of dollars):

   Reacquisition cost of debt                $ 1,554
   Net carrying amount of debt                (1,454)
                                             -------
   Extraordinary charge pre-tax                  100
   Tax effects                                   (41)
                                             -------
   Extraordinary charge                      $    59
                                             =======

The extraordinary charge related to extinguishment of debt was partially offset in December 1999 with a credit relating to wholesale power activity. In December 2000 there was an additional extraordinary credit relating to wholesale power activity.

3.   Sales to Other Electric Utilities

As part of the corporate realignment on July 1, 2000, PPL Electric's contracts for sales to other electric utilities were assigned to PPL EnergyPlus, which was transferred to an unregulated subsidiary of PPL. See Note 13 for information on the corporate realignment.

4.   Income and Other Taxes

For 2000, 1999 and 1998 the corporate federal income tax rate was 35%, and the PA corporate net income tax rate was 9.99%.

The tax effects of significant temporary differences comprising PPL Electric's net deferred income tax liability were as follows (millions of dollars):

                                               2000       1999
                                               ----       ----
Deferred Tax Assets

  Deferred investment tax credits             $   13     $   71
  NUG contracts & buybacks                         8        337
  Accrued pension costs                           47        106
  Contribution in aid of construction             32         27
  Other                                           64        138
  Valuation allowance                                        (4)
                                              ------     ------
                                                 164        675
                                              ------     ------
Deferred Tax Liabilities

  Electric utility plant - net                   479        811
  Restructuring - CTC/ITC                        223      1,026
  Taxes recoverable through
   future rates                                  100        107
  Reacquired debt costs                           12         13
  Other                                            8         31
                                              ------     ------
                                                 822      1,988
                                              ------     ------
Net deferred tax liability                    $  658     $1,313
                                              ======     ======

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to income from continuing operations for accounting purposes, and details of taxes other than income are as follows (millions of dollars):

                                               2000       1999        1998
                                               ----       ----        ----
Income Tax Expense

  Current-Federal                             $  144     $  190      $  198
  Current -State                                  35         35          64
                                              ------     ------      ------
                                                 179        225         262
                                              ------     ------      ------
  Deferred-Federal                               (10)        53          18
  Deferred-State                                  10       (110)          3
                                              ------     ------      ------
                                                            (57)         21
                                              ------     ------      ------

  Investment tax credit, net-federal              (8)       (17)        (10)
                                              ------     ------      ------

       Total                                  $  171     $  151      $  273
                                              ======     ======      ======

Federal                                       $  126     $  226      $  206
State                                             45        (75)         67
                                              ------     ------      ------
                                              $  171     $  151      $  273
                                              ======     ======      ======

                                               2000       1999        1998
                                               ----       ----        ----

Reconciliation of Income Tax Expense

   Indicated federal income tax on
   pre-tax income before extraordinary
   items at statutory tax rate - 35%          $  156     $  221      $  230

Increase/(decrease) due to:
   State income taxes                             29        (51)         43
   Flow through of depreciation
     differences not previously normalized         2          3           9
   Amortization of investment  tax credit         (7)       (12)        (10)
   Research & experimentation
     income tax credits                                                  (1)
   Other                                          (9)       (10)          2
                                              ------     ------      ------
                                                  15        (70)         43
                                              ------     ------      ------

Total income tax expense                      $  171     $  151      $  273
                                              ======     ======      ======

Effective income tax rate                       38.3%      23.9%       40.0%

In August 1999, PPL Electric released approximately $78 million of deferred income taxes associated with the CTC that were no longer required because of securitization.

                                                2000       1999        1998
                                                ----       ----        ----
Taxes Other Than Income

State gross receipts                            $117       $105        $104
State utility realty                               6         12          41
State capital stock                               12         11          17
Social security and other                         14         25          23
                                                ----       ----        ----
                                                $149       $153        $185
                                                ====       ====        ====

5.   Nuclear Decommissioning Costs

In connection with the corporate realignment, effective July 1, 2000, ownership and related liabilities regarding the operation and decommissioning of the Susquehanna nuclear station were transferred to PPL Susquehanna.

6.   Financial Instruments

The carrying amount on the Consolidated Balance Sheet and the estimated fair value of PPL Electric's financial instruments are as follows (millions of dollars):

                                     December 31, 2000      December 31, 1999
                                     -----------------      -----------------
                                     Carrying      Fair     Carrying      Fair
                                      Amount       Value     Amount      Value
                                      ------       -----     ------      -----
Assets
  Nuclear plant decommissioning
    trust fund (a) (b)                 $  0         $  0      $255        $255
  Other investments (a)                  18           18        15          15
  Cash and cash equivalents (a)         267          267        52          52
  Other financial instruments
   included in other current
   assets (a)                             1            1         4           4

                                     December 31, 2000      December 31, 1999
                                     -----------------      -----------------
                                     Carrying      Fair     Carrying      Fair
                                      Amount       Value     Amount      Value
                                      ------       -----     ------      -----

Liabilities
  Preferred stock with sinking
   fund requirements (c)                  47           46        47          45
  Company-obligated mandatorily
   redeemable preferred securities
   of subsidiary trusts holding
   solely company debentures (c)         250          250       250         217
  Long-term debt (c)                   3,126        3,147     3,505       3,539
  Commercial paper and
    bank loans (c)                        59           59       183         183

(a) The carrying value of these financial instruments generally is based on established market prices and approximates fair value. (b) The nuclear decommissioning fund was transferred to PPL Susquehanna in the corporate realignment.

(c) The fair value generally is based on quoted market prices for the securities where available and estimates based on current rates offered to PPL Electric where quoted market prices are not available.

7.   Credit Arrangements & Financing Activities

PPL Electric issues commercial paper and borrows from banks to provide short-term funds for general corporate purposes. Bank borrowings generally bear interest at rates negotiated at the time of the borrowing. At December 31, 2000, PPL Electric had $55 million of commercial paper outstanding at interest rates ranging from 7.89% to 7.94%.

In order to enhance liquidity, and as a credit back-stop to the commercial paper programs, PPL Electric, PPL Capital Funding and PPL (as guarantor for PPL Capital Funding) share a 364-day $750 million credit facility and a five-year $300 million credit facility, each with a group of banks. At December 31, 2000, no borrowings were outstanding under either facility.

In April 2000, PPL Electric redeemed and retired all of its outstanding First Mortgage Bonds, 9-1/4% Series due 2019, at par value of $27.6 million through the maintenance and replacement fund provisions of its Mortgage. In June 2000, PPL Electric paid and retired all of its outstanding first mortgage bonds, 6% Series due 2000, at par value of $125 million.

During 2000, PPL Transition Bond Company made principal payments on bonds totaling $226 million.

8.   Stock- Based Compensation

Under the PPL Incentive Compensation Plan ("ICP") and the Incentive Compensation Plan for Key Employees ("ICPKE") (together, the "Plans"), restricted shares of common stock as well as stock options may be granted to officers and other key employees of PPL, PPL Electric and other affiliated companies. Awards under the Plans are made in the common stock of PPL by the Compensation and Corporate Governance Committee of the Board of Directors in the case of the ICP, and by the PPL Corporate Leadership Council in the case of the ICPKE. Each Plan limits the number of shares available for awards to two percent of the outstanding common stock of PPL on the first day of each calendar year. The maximum number of options which can be awarded under each Plan to any single eligible employee in any calendar year is 1.5 million shares. Any portion of these options that has not been granted may be carried over and used in any subsequent year. If any award lapses or is forfeited or the rights to the participant terminate, any shares of common stock are again available for grant. Shares delivered under the Plans may be in the form of authorized and unissued common stock, common stock held in treasury by PPL or common stock purchased on the open market (including private purchases) in accordance with applicable securities laws.

Restricted Stock

Restricted shares of common stock are outstanding shares with full voting and dividend rights. However, the shares are subject to forfeiture or accelerated payout under Plan provisions for termination, retirement, disability and death. Restricted shares vest fully if control of PPL changes, as defined by the Plans.

Restricted stock awards of 25,790, 13,380 and 10,690 shares, with per share weighted-average fair values of $20.46, $26.65, and $22.63, were granted to employees of PPL Electric in 2000, 1999 and 1998, respectively. Compensation expense for these three years was insignificant. At December 31, 2000, there were 49,860 restricted shares outstanding. These awards currently vest three years from the date of grant.

Stock Options

Under the Plans, stock options may also be granted with an option exercise price per share not less than the fair market value of PPL's common stock on the date of grant. The options are exercisable beginning one year after the date of grant, assuming the individual is still employed by PPL or a subsidiary, in installments as determined by the Compensation and Corporate Governance Committee of the Board of Directors in the case of the ICP, and the Corporate Leadership Council in the case of the ICPKE. The Committee (or the Corporate Leadership Council, in the case of the ICPKE) has discretion to accelerate the exercisability of the options. All options expire no later than ten years from the grant date. The options become exercisable if control of PPL changes, as defined by the Plans.

PPL applies Accounting Principles Board Opinion 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for stock options. Since stock options are granted at market price, no compensation cost has been recognized. Compensation calculated in accordance with the disclosure requirements of SFAS 123, "Accounting for Stock-Based Compensation," was not significant.

A summary of stock option activity follows:

                                             2000                   1999
                                      ------------------     -------------------
                                                Weighted                Weighted
                                                 Average                 Average
                                                Exercise                Exercise
                                      Shares     Price       Shares       Price
                                      ------     -----       ------       -----
Outstanding at beginning of year       47,090    $26.84

Granted                                58,310    $22.65      47,090      $26.84
Exercised
Forfeited

Outstanding at December 31,           105,400    $24.53      47,090      $26.84

Exercisable at December 31,            15,699    $26.84

The weighted average fair values of options at their grant date during 2000 and 1999 were $3.37 and $2.37, respectively. The estimated fair value of each option granted is calculated using a modified Black-Scholes option-pricing model. The weighted average assumptions used in the model were as follows:

                                         2000      1999
                                         ----      ----
Risk-free interest rate                  6.75%     5.61%
Expected option term                    10 yrs    10 yrs
Expected stock volatility               19.66%    16.19%
Dividend yield                           5.70%     6.60%

Outstanding options had a weighted-average remaining life of 8.7 years at December 31, 2000.

9.   Retirement and Postemployment Benefits

Pension and Other Postretirement Benefits

In connection with the corporate realignment on July 1, 2000, sponsorship of the various pension and postretirement benefit plans was transferred from PPL Electric to PPL Services to provide for participation by any of the newly realigned companies. Substantially all employees of PPL Electric are covered by a defined benefit plan and will become eligible for certain health care and life insurance benefits upon retirement.

PPL Electric was allocated its portion of the pension benefit obligation on July 1, 2000 and net periodic pension costs from July 1, 2000 to December 31, 2000. The net periodic pension cost charged to (or credited to) operating expense was $(6) million in 2000, $8 million in 1999, and $2 million in 1998. Costs in excess of the amounts charged to expense were charged to construction and other accounts. At December 31, 2000, the balance of PPL Electric's pension liability was $105 million.

PPL Electric was also allocated its portion of the postretirement medical benefit obligation on July 1, 2000 and retiree health and benefit costs for July 1, 2000 to December 31, 2000. The retiree health and benefits costs charged to operating expense was $19 million in 2000, $20 million in 1999, and $19 million in 1998. Costs in excess of the amounts charged to expense were charged to construction and other accounts. At December 31, 2000, the balance of PPL Electric's postretirement medical liability was $5 million.

PPL Electric has a regulatory asset of $6 million relating to postretirement benefits that is being amortized and recovered in rates with a remaining life of 12 years.

PPL Electric also maintains an additional liability for the cost of health care of retired miners of former subsidiaries that had been engaged in coal mining. At December 31, 2000 the liability was $20 million. The liability is the net of $53 million of estimated future benefit payments offset by $33 million of available assets in a PPL Electric funded VEBA trust.

Savings Plans

Substantially all employees of PPL Electric and its subsidiaries are eligible to participate in deferred savings plans (401k's). Company contributions to the plans approximated $4 million in 2000, $4 million in 1999, and $3 million in 1998. Increasing contributions were the result of a 1999 enhanced matching formula for the PPL Electric plans.

Substantially all employees of PPL Electric are also eligible to participate in the PPL Employee Stock Ownership Plan.

Postemployment Benefits

PPL Electric provides health and life insurance benefits to disabled employees and income benefits to eligible spouses of deceased employees. Postemployment benefits charged to operating expenses were not significant in 2000, 1999 or 1998.

10.  Jointly Owned Facilities

PPL Electric transferred its ownership interest in joint-owned facilities to PPL Generation in the July 1, 2000 corporate realignment. See Note 13.

11.  Commitments and Contingent Liabilities

Nuclear Insurance

In connection with the corporate realignment, effective July 1, 2000, ownership and operation of the Susquehanna nuclear station was transferred to PPL Susquehanna, which became the insured under existing nuclear insurance programs.

Environmental Matters

In connection with the corporate realignment, effective July 1, 2000, any air, water and residual waste contingent liabilities associated with the generation assets of PPL Electric were assumed by PPL Generation.

Superfund and Other Remediation
-------------------------------

In 1995, PPL Electric entered into a consent order with the DEP to address a number of sites where PPL Electric may be liable for remediation. This may include potential PCB contamination at certain PPL Electric substations and pole sites; potential contamination at a number of coal gas manufacturing facilities formerly owned and operated by PPL Electric; and oil or other contamination which may exist at some of PPL Electric's former generating facilities. As of December 31, 2000, work has been completed on approximately three-quarters of the sites included in the consent order.

At December 31, 2000, PPL Electric had accrued approximately $5 million, representing the amount it estimates it will have to spend for site remediation, including those sites covered by its consent order mentioned above.

Guarantees of Affiliated Companies

At December 31, 2000 and 1999, PPL Electric provided a guarantee in the amount of $12 million in support of Safe Harbor Water Power Corporation.

Source of Labor Supply

As of December 31, 2000, PPL Electric had a total of 3,330 full-time employees with approximately 76%, or 2,535, being members of the IBEW Local Union 1600. The agreement with the IBEW Local Union 1600 was negotiated in 1998 and expires in May 2002.

12.  Related Party Transactions

As part of the corporate realignment, PPL Electric entered into power sales agreements with PPL EnergyPlus for the purchase of electricity to meet its obligations as a PLR for customers who have not selected an alternative supplier under the Customer Choice Act. Under the terms of these agreements, this electricity is purchased by PPL Electric at the applicable shopping credits authorized by the PUC, plus nuclear decommissioning costs, less state taxes. These purchases totaled $540 million for the six months ended December 31, 2000, and are included in "Energy purchases" on the Consolidated Statement of Income.

Also as part of the corporate realignment, PPL Electric executed a reciprocal contract with PPL EnergyPlus to sell electricity purchased under contracts with NUGs. PPL Electric purchases electricity from the NUGs at contractual rates, and then sells the electricity at the same price to PPL EnergyPlus. These revenues totaled $85 million for the six months ended December 31, 2000, and are included in Operating Revenues as "Wholesale energy marketing and trading" on the Consolidated Statement of Income.

Lastly, corporate functions such as financial, legal, human resources and information services were transferred to PPL Services in the corporate realignment. PPL Services bills the respective PPL subsidiaries for the cost of such services when they can be specifically identified. The cost of these services that are not directly charged to PPL subsidiaries are allocated to certain of the subsidiaries based on the relative capital invested by PPL in these subsidiaries. During the period July 1,

2000 to December 31, 2000, PPL Services charged PPL Electric approximately $21.9 million for direct expenses, and allocated PPL Electric approximately $41.4 million of overhead costs.

13.  Corporate Realignment

On July 1, 2000, PPL and PPL Electric completed a corporate realignment in order to effectively separate PPL Electric's regulated transmission and distribution businesses from its recently deregulated generation businesses and to better position the companies and their affiliates in the new competitive marketplace. The realignment included PPL Electric's transfer of certain generation and related assets, along with the associated liabilities, to PPL Energy Funding, a wholly-owned subsidiary. PPL Electric then distributed its investment in PPL Energy Funding to PPL. The net book value of this transfer, recorded effective July 1, 2000, was $271 million.

This $271 million non-cash dividend to PPL had a significant impact on the consolidated assets and liabilities of PPL Electric. As indicated on the Consolidated Statement of Cash Flows of PPL Electric, approximately $73 million of cash and cash equivalents of consolidated affiliates was divested as a result of the realignment distribution. The following major reductions in consolidated assets and liabilities resulted from the non-cash dividend (millions of dollars):

Assets

Cash and cash equivalents              $   73
Other current assets                      331
Investments                               578
Property, plant and equipment           1,969
Other noncurrent assets                    16
                                       ------
                                       $2,967
                                       ------
Liabilities and Equity
Current liabilities                      $767
Deferred credits and other
  noncurrent liabilities                1,935
Minimum pension liability
  component of accumulated
  other comprehensive income               (6)
                                       ------
                                       $2,696
                                       ------
    Net Dividend                       $  271
                                       ======

As a result of the corporate realignment, PPL Electric's principal businesses are the transmission and distribution of electricity to serve retail customers in its franchised territory in eastern and central Pennsylvania, and the supply of electricity to retail customers in that territory as a PLR. Other subsidiaries of PPL and PPL Electric are generally aligned in the new corporate structure according to their principal business functions.

The corporate realignment followed receipt of various regulatory approvals, including approvals from the PUC, the FERC, the NRC and the IRS.

14.  Adoption of SFAS 133

In June 2000, the FASB issued SFAS 138, which amends certain implementation issues of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." PPL Electric will adopt SFAS 133, as amended by SFAS 137 and SFAS 138, as of January 1, 2001.

In an effort to assess the financial statement impact of the adoption of SFAS 133 and SFAS 138, PPL evaluated its current commodity contracts and financial instruments. Contract evaluations were performed by a PPL project team of representatives from PPL's major business lines. Additionally, an outside consultant was retained to provide guidance to the team. Contracts that were identified as derivatives under SFAS 133 and SFAS 138 were also evaluated to determine if hedge accounting treatment could be applied.

Based upon this evaluation, it appears that as of December 31, 2000, contracts which meet the definition of a derivative will not have a significant impact on PPL Electric's results of operations or its financial position.

         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                        Column A                           Column B            Column C              Column D          Column E
                        --------                           --------            --------              --------          --------
                                                           Balance
                                                              at               Additions                              Balance at
                                                                               ---------
                                                           Beginning     Charged                                        End of
                      Description                          of Period    to Income       Other         Deductions        Period
                      -----------                          ---------    ---------       -----         ----------      ----------
                                                                                 (Millions of Dollars)
PPL Electric Utilities Corporation
----------------------------------
Year Ended December 31, 2000
----------------------------
Reserves deducted from assets in
 the Balance Sheet

  Uncollectible accounts..................................       18          22                            24   (1)        16
  Obsolete inventory - Materials and supplies.............        2           1                             3

Year Ended December 31, 1999
----------------------------
Reserves deducted from assets in
 the Balance Sheet

  Uncollectible accounts..................................       15          22                            19              18
  Obsolete inventory - Materials and supplies.............       11                                         9               2

Year Ended December 31, 1998
----------------------------
Reserves deducted from assets in
 the Balance Sheet

  Uncollectible accounts..................................       16          20                            21              15
  Obsolete inventory - Materials and supplies.............                   12                             1              11

(1) Includes $1 million transfer of PPL EnergyPlus' allowance for doubtful accounts due to the corporate realignment.

QUARTERLY FINANCIAL DATA (Unaudited)
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)

                                                                                        For the Quarters Ended (a)
                                                                      March 31          June 30           Sept. 30         Dec. 31
                           2000
Operating revenues.........................................            $1,127           $1,006             $  570           $ 633
Operating income...........................................               268              217                100              84
Net income before extraordinary items......................               137              102                 31               6
Net income.................................................               137              102                 31              17
Earnings available to PPL..................................               131               95                 25              10

                           1999

Operating revenues.........................................            $  968           $  923             $1,128           $ 933
Operating income...........................................               237              148                190             174
Net income before extraordinary items......................               120               73                166             122
Net income.................................................               120               73                107             135
Earnings available to PPL..................................               108               61                101             128

(a) PPL Electric's business is seasonal in nature with peak sales periods generally occurring in the winter months. In addition, earnings in several quarters were affected by several nonrecurring items. Lastly, PPL Electric transferred its electric generation and related assets as part of a corporate realignment. Accordingly, comparisons among quarters of a year may not be indicative of overall trends and changes in operations.

                     ITEM 9. CHANGES IN AND DISAGREEMENTS
                        WITH ACCOUNTANTS ON ACCOUNTING
                           AND FINANCIAL DISCLOSURE
                           ------------------------
None

                                   PART III

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          -----------------------------------------------------------


Information for this item concerning directors of PPL Electric will be set forth in the sections entitled "Nominees for Directors," and "Directors Continuing in Office" in PPL Electric's 2001 Notice of Annual Meeting and Information Statement, which will be filed with the SEC not later than 120 days after December 31, 2000, and which information is incorporated herein by reference. Information required by this item concerning the executive officers of PPL Electric is set forth at the end of Part I of this report.

                        ITEM 11. EXECUTIVE COMPENSATION
                        -------------------------------

Information for this item for PPL Electric will be set forth in the sections entitled "Compensation of Directors," "Summary Compensation Table," "Option Grants in Last Fiscal Year" and "Retirement Plans for Executive Officers" in PPL Electric's 2001 Notice of Annual Meeting and Information Statement, which will be filed with the SEC not later than 120 days after December 31, 2000, and which information is incorporated herein by reference.


    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
    -----------------------------------------------------------------------

Information for this item for PPL Electric will be set forth in the section entitled "Stock Ownership" in PPL Electric's 2001 Notice of Annual Meeting and Information Statement, which will be filed with the SEC not later than 120 days after December 31, 2000, and which information is incorporated herein by reference.

            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            -------------------------------------------------------

Information for this item for PPL Electric will be set forth in the section entitled "Certain Transactions Involving Directors or Executive Officers" in PPL Electric's 2001 Notice of Annual Meeting and Information Statement, which will be filed with the SEC not later than 120 days after December 31, 2000, and which information is incorporated herein by reference.

                                    PART IV
                                    -------

                    ITEM 14. EXHIBITS, FINANCIAL STATEMENT
                      SCHEDULES, AND REPORTS ON FORM 8-K
                      ----------------------------------

(a)  The following documents are filed as part of this report:

     1.   Financial Statements - included in response to Item 8.

          PPL Corporation

               Report of Independent Accountants

               Consolidated Statement of Income for each of the Three Years
                Ended December 31, 2000, 1999 and 1998

               Consolidated Statement of Cash Flows for each of the Three Years
                Ended December 31, 2000, 1999 and 1998

               Consolidated Balance Sheet at December 31, 2000 and 1999

               Consolidated Statement of Shareowners' Common Equity for each of the Three Years Ended December 31, 2000, 1999 and 1998

               Consolidated Statement of Preferred Stock at December 31, 2000
                and 1999

               Consolidated Statement of Company-Obligated Mandatorily
                Redeemable Securities at December 31, 2000 and 1999

               Consolidated Statement of Long-Term Debt at December 31, 2000 and
                1999

               Notes to Consolidated Financial Statements

          PPL Electric Utilities Corporation

               Report of Independent Accountants

               Consolidated Statement of Income for each of the Three Years
                Ended December 31, 2000, 1999 and 1998

               Consolidated Statement of Cash Flows for each of the Three Years
                Ended December 31, 2000, 1999 and 1998

               Consolidated Balance Sheet at December 31, 2000 and 1999

               Consolidated Statement of Shareowner's Common Equity for each of the Three Years Ended December 31, 2000, 1999 and 1998

               Consolidated Statement of Preferred Stock at December 31, 2000
                and 1999

               Consolidated Statement of Company-Obligated Mandatorily
                Redeemable Securities at December 31, 2000 and 1999

               Consolidated Statement of Long-Term Debt at December 31, 2000 and
                1999

               Notes to Consolidated Financial Statements

     2. Supplementary Data and Supplemental Financial Statement Schedule - included in response to Item 8.

          Schedule II - Valuation and Qualifying Accounts and Reserves for the
                       Three Years Ended December 31, 2000

          All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

     3.   Exhibits

          Exhibit Index on page 101.

     (b)  Reports on Form 8-K:

          The following Reports on Form 8-K were filed during the three months ended December 31, 2000:

          Report dated September 29, 2000
          -------------------------------

          Item 5. Other Events

          Hyder plc transaction

          Item 7. Financial Statement and Exhibits

          Audited consolidated financial information of Hyder plc, unaudited proforma consolidated financial information of PPL and consent of PricewaterhouseCoopers LLP.

          Report dated October 24, 2000
          -----------------------------

          Item 7. Financial Statements and Exhibits

          Information regarding PPL's strategic initiatives and third quarter earnings.

          Item 9. Regulation FD Disclosure

          Press Releases dated October 24, 2000 and October 25, 2000, regarding PPL's two strategic initiatives and its third quarter earnings.

          Report dated December 21, 2000
          ------------------------------

          Item 7.  Financial Statements and Exhibits

          Sales Agency Agreement between PPL and UBS Warburg, LLC

                      SHAREOWNER AND INVESTOR INFORMATIO
                      ----------------------------------

Annual Meetings: The annual meeting of shareowners of PPL Corporation is held each year on the fourth Friday of April. The 2001 meeting for PPL Corporation will be held on Friday, April 27, 2001, at Lehigh University's Stabler Arena, at the Goodman Campus Complex located in Lower Saucon Township, outside Bethlehem, Pennsylvania. The 2001 meeting for PPL Electric will be held Tuesday, April 24, 2001, in the North Auditorium of PPL's headquarters in Allentown, Pennsylvania.

Proxy and Information Statement Material: A proxy statement and information statement and notice of PPL's and PPL Electric's annual meetings are mailed to all shareowners of record as of February 28, 2001.

Dividends: The 2001 dates for consideration of the declaration of dividends on PPL common stock by the PPL Board of Directors or its Executive Committee and PPL Electric preferred stock by the PPL Electric Board of Directors are February 23, May 25, August 24 and November 16. Subject to the declaration, such dividends are paid on the first day of April, July, October and January. Dividend checks are mailed in advance of those dates with the intention that they arrive as close as possible to the payment dates. The 2001 record dates for dividends are expected to be March 9, June 8, September 10, and December 10.

Direct Deposit of Dividends: Shareowners may choose to have their dividend checks deposited directly into their checking or savings account. Quarterly dividend payments are electronically credited on the dividend date, or the first business day thereafter.

Dividend Reinvestment Plan: Shareowners may choose to have dividends on their PPL common stock or PPL Electric preferred stock reinvested in PPL common stock instead of receiving the dividend by check.

Certificate Safekeeping: Shareowners participating in the Dividend Reinvestment Plan may choose to have their common stock certificates forwarded to PPL for safekeeping.

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

Shareowners can also obtain information from PPL's Internet home page (www.pplweb.com). Shareowners can access PPL Securities and

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

Investor Services: For any questions you have or additional information you require about PPL and its subsidiaries, please call the Shareowner Information Line, or write to:

         Manager-Investor Services
         PPL Corporation
         Two North Ninth Street
         Allentown, PA 18101

Internet Access: For updated information throughout the year, check out our home page at http://www.pplweb.com. You may also contact Investor Services via E-mail at invserv@pplweb.com.

--------------------------------------------------------------------------------

Listed Securities:                     Fiscal Agents:
New York Stock Exchange                Stock Transfer Agents and
                                       Registrars
PPL Corporation:                       Wells Fargo Bank Minnesota, N.A.
Common Stock (Code: PPL)               Shareowner Services
                                       161 North Concord Exchange
PPL Electric Utilities Corporation:    South St. Paul, MN 55075-1139
4-1/2% Preferred Stock
  (Code: PPLPRB)                       PPL Services Corporation
4.40% Series Preferred Stock           Investor Services Department
  (Code: PPLPRA)
                                       Dividend Disbursing Office and
                                       Dividend Reinvestment Plan Agent
PPL Capital Trust:                     PPL Services Corporation
8.20% Preferred Securities             Investor Services Department
  (Code: PPLPRC)
                                       Mortgage Bond Trustee
PPL Capital Trust II:                  Bankers Trust Co.
8.10% Preferred Securities             Attn: Security Transfer Unit
  (Code: PPLPRD)                       P.O. Box 291569
                                       Nashville, TN 37229
Philadelphia Stock Exchange

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

By   /s/ William F. Hecht
----------------------------------
William F. Hecht -

Chairman, President
and Chief Executive
Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                                                                   TITLE
                                                                   -----
By   /s/ William F. Hecht                                   Principal Executive
----------------------------------                          Officer and Director
William F. Hecht -

Chairman, President
and Chief Executive
Officer

By   /s/ John R. Biggar                                     Principal Financial
----------------------------------                          Officer
John R. Biggar -

Executive Vice President
and Chief Financial Officer

By  /s/ Joseph J. McCabe                                    Principal Accounting
----------------------------------                          Officer
 Joseph J. McCabe -

 Vice President and
 Controller

Frederick M. Bernthal                 Elmer D. Gates        Directors
John W. Conway                        Stuart Heydt
E. Allen Deaver                       Francis A. Long
William J. Flood                      W. Keith Smith

By  /s/  William F. Hecht
----------------------------------
William F. Hecht, Attorney-in-fact    Date: March 1, 2001

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       PPL Electric Utilities Corporation
                       ----------------------------------

By  /s/ Michael E. Bray
------------------------------------------
Michael E. Bray -

Vice Chair and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                                                            TITLE
                                                            -----

By  /s/ Michael E. Bray                             Principal Executive Officer
-------------------------------------------
Michael E. Bray -                                   and Director

Vice Chair and President

By  /s/ James E. Abel                               Principal Financial
-------------------------------------------
James E. Abel -                                     Officer

Treasurer

By  /s/ Joseph J. McCabe -                          Principal Accounting
-------------------------------------------
Joseph J. McCabe                                    Officer

Vice President and Controller

Directors:

/s/ William F. Hecht            /s/ Paul T. Champagne     /s/Francis A. Long
------------------------------  ----------------------  ------------------------
William F. Hecht                Paul T. Champagne         Francis A. Long

/s/ John R. Biggar              /s/ Robert J. Grey        /s/ Lawrence De Simone
------------------------------  ----------------------  ------------------------
John R. Biggar                  Robert J. Grey            Lawrence De Simone

/s/Michael E. Bray              /s/ James H. Miller
------------------------------  ----------------------
Michael E. Bray                 James H. Miller

Date:  March 1, 2001

                                 EXHIBIT INDEX

The following Exhibits indicated by an asterisk preceding the Exhibit number are filed herewith. The balance of the Exhibits have heretofore been filed with the Commission and pursuant to Rule 12(b)-32 are incorporated herein by reference. Exhibits indicated by a [_] are filed or listed pursuant to Item
601(b)(10)(iii) of Regulation S-K.

          3(a)-1    -    Articles of Incorporation of PPL Corporation (Exhibit B
                         to Proxy Statement of PPL Electric Utilities
                         Corporation and Prospectus of PPL Corporation, dated
                         March 9, 1995)

          3(a)-2    -    Articles of Amendment of PPL Corporation (Exhibit 3.2
                         to Registration Statement Nos. 333-54504, 333-54504-01
                         and 333-54504-02)

          3(a)-3    -    Articles of Incorporation of PPL Electric Utilities
                         Corporation (Exhibit 3(i) to PPL Electric Utilities
                         Corporation Form 10-Q Report (File No. 1-905) for the quarter ended March 31, 1999)

        * 3(a)-4    -    Articles of Amendment of PPL Electric Utilities
                         Corporation

          3(b)-1    -    By-laws of PPL Corporation (Exhibit 3(ii)(a) to PPL
                         Corporation Form 10-Q Report (File No. 1-905) for the quarter ended September 30, 1998)

        * 3(b)-2    -    By-laws of PPL Electric Utilities Corporation

        * 4(a)      -    Amended and Restated Employee Stock Ownership Plan,
                         effective January 1, 2000

          4(b)-1    -    Mortgage and Deed of Trust, dated as of October 1,
                         1945, between PPL Electric Utilities Corporation and
                         Guaranty Trust Company of New York, as Trustee (now
                         Bankers Trust Company, as successor Trustee) (Exhibit
                         2(a)-4 to Registration Statement No. 2-60291)

          4(b)-2    -    Supplement, dated as of July 1, 1954, to said Mortgage
                         and Deed of Trust (Exhibit 2(b)-5 to Registration
                         Statement No. 219255)

          4(b)-3    -    Supplement, dated as of July 1, 1991, to said Mortgage
                         and Deed of Trust (Exhibit 4(a) to PPL Form 8-K Report
                         (File No. 1-905) dated July 29, 1991)

          4(b)-4    -    Supplement, dated as of May 1, 1992, to said Mortgage
                         and Deed of Trust (Exhibit 4(a) to PPL Electric
                         Utilities Corporation Form 8-K Report (File No. 1-905)
                         dated June 1, 1992)

          4(b)-5    -    Supplement, dated as of November 1, 1992, to said
                         Mortgage and Deed of Trust (Exhibit 4(b)-29 to PPL
                         Electric Utilities Corporation Form 10-K Report (File
                         1-905) for the year ended December 31, 1992)

          4(b)-6    -    Supplement, dated as of February 1, 1993, to said
                         Mortgage and Deed of Trust (Exhibit 4(a) to PPL
                         Electric Utilities Corporation Form 8-K Report (File
                         No. 1-905) dated February 16, 1993)

          4(b)-7    -    Supplement, dated as of April 1, 1993, to said Mortgage
                         and Deed of Trust (Exhibit 4(a) to PPL Electric
                         Utilities Corporation Form 8-K Report (File No. 1-905)
                         dated April 30, 1993)

          4(b)-8    -    Supplement, dated as of October 1, 1993, to said
                         Mortgage and Deed of Trust (Exhibit 4(a) to PPL
                         Electric Utilities Corporation Form 8-K Report (File
                         No. 1-905) dated October 29, 1993)

          4(b)-9    -    Supplement, dated as of February 15, 1994, to said
                         Mortgage and Deed of Trust (Exhibit 4(a) to PPL
                         Electric Utilities Corporation Form 8-K Report (File
                         No. 1-905) dated March 11, 1994)

          4(b)-10   -    Supplement, dated as of March 1, 1994, to said Mortgage
                         and Deed of Trust (Exhibit 4(b) to PPL Electric
                         Utilities Corporation Form 8-K Report (File No. 1-905)
                         dated March 11, 1994)

          4(b)-11   -    Supplement, dated as of March 15, 1994, to said
                         Mortgage and Deed of Trust (Exhibit 4(a) to PPL
                         Electric Utilities Corporation Form 8-K Report (File
                         No. 1-905) dated March 30, 1994)

          4(b)-12   -    Supplement, dated as of September 1, 1994, to said
                         Mortgage and Deed of Trust (Exhibit 4(a) to PPL
                         Electric Utilities Corporation Form 8-K (File No. 1-
                         905) dated October 3, 1994)

          4(b)-13   -    Supplement, dated as of October 1, 1994, to said
                         Mortgage and Deed of Trust (Exhibit 4(a) to PPL
                         Electric Utilities Corporation Form 8-K Report (File
                         No. 1-905) dated October 3, 1994)

          4(b)-14   -    Supplement, dated as of August 1, 1995, to said
                         Mortgage and Deed of Trust (Exhibit 6(a) to PPL
                         Electric Utilities Corporation Form 10-Q Report (File
                         No. 1-905) for the quarter ended September 30, 1995)

          4(b)-15   -    Supplement, dated as of April 1, 1997 to said Mortgage
                         and Deed of Trust (Exhibit 4(b)-17 to PPL Electric
                         Utilities Corporation Form 10-K Report (File No. 1-905)
                         for the year ended December 31, 1997)

          4(b)-16   -    Supplement, dated as of May 5, 1998, to said Mortgage
                         and Deed of Trust (Exhibit 4.3 to PPL Electric
                         Utilities Corporation Form 8-K Report (File No. I-905)
                         dated May 1, 1998)

          4(b)-17   -    Supplement, dated as of June 1, 1999, to said Mortgage
                         and Deed of Trust (Exhibit 4(b)-19 to PPL Electric
                         Utilities Corporation Form 10-K Report (File No. 1-905)
                         for the year ended December 31, 1999)

          4(c)-1    -    Indenture, dated as of November 1, 1997, among PPL
                         Corporation, PPL Capital Funding, Inc. and The Chase
                         Manhattan Bank, as Trustee (Exhibit 4.1 to PPL
                         Corporation 8-K Report (File No. 1-905) dated November
                         12, 1997)

          4(c)-2    -    Supplement, dated as of November 1, 1997, to said
                         Indenture (Exhibit 4.2 to PPL Corporation 8-K Report
                         (File No. 1-905) dated November 12, 1997)

          4(c)-3    -    Supplement, dated as of March 1, 1999, to said
                         Indenture (Exhibit 4.3 to Registration Statement Nos.
                         333-87847, 333-87847-01 and 333-87847-02)

          4(c)-4    -    Supplement, dated as of October 1, 1999, to said
                         Indenture (Exhibit 4(c)-4 to PPL Corporation Form 10-K
                         Report (File No. 1-905) for the year ended December 31,
                         1999)

          4(c)-5    -    Supplement, dated as of June 1, 2000, to said Indenture
                         (Exhibit 4 to PPL Corporation Form 10-Q Report (File
                         No. 1-905) for the quarter ended June 30, 2000)

          4(d)-1    -    Junior Subordinated Indenture, dated as of April 1,
                         1997, between PPL Electric Utilities Corporation and
                         The Chase Manhattan Bank, as Trustee (Exhibit 4.1 to
                         Registration Statement No. 333-20661)

          4(d)-2    -    Amended and Restated Trust Agreement, dated as of April
                         8, 1997, among PPL Electric Utilities Corporation, The
                         Chase Manhattan Bank, as Property Trustee, Chase
                         Manhattan Bank (Delaware), as Delaware Trustee, and
                         John R. Biggar and James E. Abel, as Administrative
                         Trustees (Exhibit 4.4 to Registration Statement No.
                         333-20661)

          4(d)-3    -    Guarantee Agreement, dated as of April 8, 1997, between
                         PPL Electric Utilities Corporation and The Chase
                         Manhattan Bank, as Trustee (Exhibit 4.6 to Registration
                         Statement No. 333-20661)

          4(e)-1    -    Amended and Restated Trust Agreement, dated as of June
                         13, 1997, among PPL Electric Utilities Corporation, The
                         Chase Manhattan Bank, as Property Trustee, Chase
                         Manhattan Bank (Delaware), as Delaware Trustee, and
                         John R. Biggar and James E. Abel, as Administrative
                         Trustees (Exhibit 4.4 to Registration Statement No.
                         333-27773)

          4(e)-2    -    Guarantee Agreement, dated as of June 13, 1997, between
                         PPL Electric Utilities Corporation and The Chase
                         Manhattan Bank, as Trustee (Exhibit 4.6 to Registration
                         Statement No. 333-27773)

          10(a)     -    Amended and Restated 364-Day Revolving Credit
                         Agreement, dated as of June 28, 2000, among PPL
                         Electric Utilities Corporation, PPL Capital Funding,
                         Inc., PPL Corporation and the banks named therein
                         (Exhibit 10 to PPL Corporation Form 10-Q Report (File
                         No. 1-905) for the quarter ended September 30, 2000)

          10(b)-1   -    Five-Year Revolving Credit Agreement, dated as of
                         November 20, 1997, among PPL Electric Utilities
                         Corporation, PPL Capital Funding, Inc., PPL Corporation and the banks named therein (Exhibit 10(b) to PPL
                         Corporation Form 10-K Report (File No.1-905) for the year ended December 31, 1997)

          10(b)-2   -    Amendment No. 1 to said Five-Year Revolving Credit
                         Agreement (Exhibit 10(b)-1 to PPL Corporation Form 10-K
                         Report (File No. 1-905) for the year ended December 31,
                         1999)

        * 10(c)     -    Credit Agreement, dated as of December 21, 2000, among
                         PPL Capital Funding, Inc., PPL Corporation, Morgan
                         Stanley Senior Funding, Inc., and the banks named therein

        * 10(d)     -    Credit Agreement, dated as of January 3, 2001, among
                         PPL Capital Funding, Inc., PPL Corporation, Credit
                         Suisse First Boston and the banks named therein

          10(e)     -    Pollution Control Facilities Agreement, dated as of May
                         1, 1973, between PPL Electric Utilities Corporation and the Lehigh County Industrial Development Authority
                         (Exhibit 5(z) to Registration Statement No. 2-60834)

        * 10(f)     -    Amended and Restated Operating Agreement of the PJM
                         Interconnection, L.L.C., dated February 7, 2001

          10(g)-1   -    Capacity and Energy Sales Agreement, dated January 28,
                         1988, between PPL Electric Utilities Corporation and
                         Baltimore Gas and Electric Company (Exhibit 10(e)-7 to
                         PPL Corporation Form 10-K Report (File No. 1-905) for the year ended December 31, 1987)

          10(g)-2   -    First Supplement, effective November 1, 1988, to said
                         Capacity and Energy Sales Agreement (Exhibit 10(i)-2 to
                         PPL Electric Utilities Corporation Form 10-K Report
                         (File No. 1-905) for the year ended December 31, 1989)

         10(g)-3    -    Second Supplement, effective June 1, 1989, to said
                         Capacity and Energy Sales Agreement (Exhibit 10(i)-3 to
                         PPL Electric Utilities Corporation Form 10-K Report
                         (File No. 1-905) for the year ended December 31, 1989)

         10(g)-4    -    Third Supplement, effective June 1, 1991, to said
                         Capacity and Energy Sales Agreement (Exhibit 10(g)-4 to
                         PPL Electric Utilities Corporation Form 10-K Report
                         (File No. 1-905) for the year ended December 31, 1991)

         10(g)-5    -    Fourth Supplement, effective June 1, 1992, to said
                         Capacity and Energy Sales Agreement (Exhibit 10(h)-5 to
                         PPL Electric Utilities Corporation Form 10-K Report
                         (File No. 1-905) for the year ended December 31, 1997)

         10(g)-6    -    Fifth Supplement, effective July 15, 1993, to said
                         Capacity and Energy Sales Agreement (Exhibit 10(h)-6 to
                         PPL Electric Utilities Corporation Form 10-K Report
                         (File No. 1-905) for the year ended December 31, 1997)

         10(g)-7    -    Sixth Supplement, effective June 1, 1993, to said
                         Capacity and Energy Sales Agreement (Exhibit 10(h)-7 to
                         PPL Electric Utilities Corporation Form 10-K Report
                         (File No. 1-905) for the year ended December 31, 1997)

     *[_]10(h)      -    Amended and Restated Directors Deferred Compensation
                         Plan, effective February 14, 2000

     *[_]10(i)-1    -    Amended and Restated Officers Deferred Compensation
                         Plan, effective February 14, 2000

     *[_]10(i)-2    -    Amendment No. 1 to said Officers Deferred Compensation
                         Plan, effective July 1, 2000

     *[_]10(i)-3    -    Amendment No. 2 to said Officer's Deferred Compensation
                         Plan, effective July 1, 2000

     *[_]10(j)-1    -    Amended and Restated Supplemental Executive Retirement
                         Plan, effective October 1, 1999

     *[_]10(j)-2    -    Amendment No. 1 to said Supplemental Executive
                         Retirement Plan, effective July 1, 2000

     *[_]10(k)      -    Amended and Restated Incentive Compensation Plan,
                         effective February 14, 2000

      [_]10(l)      -    Short-Term Incentive Plan (Schedule B to Proxy
                         Statement of PPL Corporation, dated March 12, 1999)

      [_]10(m)      -    Form of Severance Agreement entered into between PPL
                         Corporation and Officers (Exhibit 10 to PPL Corporation
                         Form 10-Q Report (File No. 1-905) for the quarter ended
                         June 30, 1998)

     *[_]10(n)      -    Agreement, effective May 24, 2000, between PPL
                         Corporation and Paul T. Champagne

         10(o)      -    Equity Contribution Agreement among PPL Corporation,
                         PPL Montana, LLC, and The Chase Manhattan Bank, as
                         Trustee (Exhibit 10.15 to PPL Montana's Form S-4 on
                         Registration Statement (File No. 333-50350)

       * 12(a)      -    PPL Corporation and Subsidiaries Computation of Ratio
                         of Earnings to Fixed Charges

       * 12(b)      -    PPL Electric Utilities Corporation and Subsidiaries
                         Computation of Ratio of Earnings to Fixed Charges

       * 21(a)      -    Subsidiaries of PPL Corporation

       * 21(b)      -    Subsidiaries of PPL Electric Utilities Corporation

       * 23         -    Consent of PricewaterhouseCoopers LLP

       * 24         -    Power of Attorney

       * 99         -    PPL Corporation Corporate Organization Before and After
                         Realignment (Selected Subsidiaries)