Form 10-K/A
PPL ELECTRIC UTILITIES CORP
filed 2010-04-27
CIK 317187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2009
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-905	PPL Electric Utilities Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-0959590

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Preferred Stock
4-1/2% 4.40% Series	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	No X

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	No X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X	No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).

Yes	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[ X ]

Indicate by check mark whether the Registrant is a large accelerated filer, accelerated filer, non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
[ ]	[ ]	[ X ]	[ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	No X

As of January 29, 2010, PPL Corporation held all 66,368,056 outstanding common shares, no par value, of PPL Electric Utilities Corporation.

PPL Electric Utilities Corporation meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

Documents incorporated by reference:

None.

PPL ELECTRIC UTILITIES CORPORATION

FORM 10-K/A (AMENDMENT NO. 1) ANNUAL REPORT TO
THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED DECEMBER 31, 2009

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends PPL Electric Utilities Corporation's (“PPL Electric”) Annual Report on Form 10-K for the fiscal year ended December 31, 2009, originally filed with the Securities and Exchange Commission (“SEC”) on February 25, 2010 (“Original Filing”).  We are filing this Amendment to amend information required by Part III and not included in the Original Filing, as we will not be filing or mailing a definitive information statement or notice of annual meeting to shareowners of record as of February 26, 2010 due to the redemption that was effective April 15, 2010 of all the outstanding shares of five separate series of PPL Electric’s preferred stock.  As a result of this redemption, all of the outstanding voting stock of PPL Electric is owned by PPL Corporation (PPL Electric’s parent).  The reference on the cover of the Original Filing to the incorporation by reference of our definitive information statement into Part III of the Original Filing is hereby deleted.  In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

For purposes of this Amendment, and in accordance with Rule 12b-15 under the Exchange Act, Items 10 through 14 and 15(a)(3) of the Original Filing have been amended and restated in their entirety.  PPL Electric meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.  Except as described above, no other changes have been made to the Original Filing.  Our Original Filing continues to speak as of the date of its filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to that date.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Item 10 is omitted as PPL Electric meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Item 11 is omitted as PPL Electric meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

Item 12 is omitted as PPL Electric meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Item 13 is omitted as PPL Electric meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents an allocation of fees billed, including expenses, by Ernst & Young LLP (EY) to PPL for the fiscal years ended December 31, 2009 and 2008, for professional services rendered for the audit of PPL Electric’s annual financial statements and for fees billed for other services rendered by EY.

	2009	2008
	(in thousands)

Audit fees (a)	$833	$1,068
Audit-related fees (b)	18	30
Tax fees (c)	--	--
All other fees (d)	3	5

(a)
Includes estimated fees for audit of annual financial statements and review of financial statements included in PPL Electric's Quarterly Reports on Form 10-Q and services in connection with statutory and regulatory filings or engagements, including comfort letters and consents for financings and filings made with the SEC.

(b)	Fees for performance of specific agreed-upon procedures and a review of eXtensible Business Reporting Language tags assigned to financial statement line items.

(c)	The independent auditor did not provide tax services to PPL Electric or any of its affiliates.

(d)	Fees related to access to an EY online accounting research tool.

Approval of Fees The Audit Committee of PPL has procedures for pre-approving audit and non-audit services to be provided by the independent auditor.  These procedures are designed to ensure the continued independence of the independent auditor.  More specifically, the use of the independent auditor to perform either audit or non-audit services is prohibited unless specifically approved in advance by the Audit Committee of PPL.  As a result of this approval process, the Audit Committee of PPL has pre-approved specific categories of services and authorization levels.  All services outside of the specified categories and all amounts exceeding the authorized levels are reviewed and pre-approved by the Chair of the Audit Committee of PPL, who serves as the Committee designee to review and pre-approve audit and non-audit related services during the year.  A listing of the approved audit and non-audit services is reviewed with the full Audit Committee of PPL no later than its next meeting.

The Audit Committee of PPL pre-approved 100% of the 2009 and 2008 services provided by EY.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1.	Exhibits

See Exhibit Index immediately following the signature page.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PPL Electric Utilities Corporation
(Registrant)

By /s/ Vincent Sorgi
Vincent Sorgi
Vice President and Controller
(Principal Financial Officer and
Principal Accounting Officer)

Date: April 27, 2010

EXHIBIT INDEX

The following Exhibits filed herewith are in addition to exhibits previously filed with the Original Filing.

31(a)	-	Certificate of PPL Electric's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	-	Certificate of PPL Electric's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32(a)	-	Certificate of PPL Electric's principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b)	-	Certificate of PPL Electric's principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002