Form 10-Q
period 2010-03-31
PPL ELECTRIC UTILITIES CORP; PPL Corp; PPL ENERGY SUPPLY LLC
filed 2010-05-06
CIK 317187, 922224, 1161976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2010
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-11459	PPL Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-2758192

1-32944	PPL Energy Supply, LLC (Exact name of Registrant as specified in its charter) (Delaware) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-3074920

1-905	PPL Electric Utilities Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-0959590

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

PPL Corporation	Yes X	No
PPL Energy Supply, LLC	Yes X	No
PPL Electric Utilities Corporation	Yes X	No

Indicate by check mark whether the Registrants have submitted electronically and posted on their corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrants were required to submit and post such files).

PPL Corporation	Yes X	No
PPL Energy Supply, LLC	Yes	No
PPL Electric Utilities Corporation	Yes	No

Indicate by check mark whether the Registrants are large accelerated filers, accelerated filers, non-accelerated filers, or a smaller reporting company.  See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
PPL Corporation	[ X ]	[ ]	[ ]	[ ]
PPL Energy Supply, LLC	[ ]	[ ]	[ X ]	[ ]
PPL Electric Utilities Corporation	[ ]	[ ]	[ X ]	[ ]

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

PPL Corporation	Yes	No X
PPL Energy Supply, LLC	Yes	No X
PPL Electric Utilities Corporation	Yes	No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

PPL Corporation	Common stock, $.01 par value, 378,596,962 shares outstanding at April 30, 2010.

PPL Energy Supply, LLC	PPL Corporation indirectly holds all of the membership interests in PPL Energy Supply, LLC.

PPL Electric Utilities Corporation	Common stock, no par value, 66,368,056 shares outstanding and all held by PPL Corporation at April 30, 2010.

This document is available free of charge at the Investor Center on PPL's Web site at www.pplweb.com.  However, information on this Web site does not constitute a part of this Form 10-Q.

PPL CORPORATION
PPL ENERGY SUPPLY, LLC
PPL ELECTRIC UTILITIES CORPORATION

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010

GLOSSARY OF TERMS AND ABBREVIATIONS

PPL Corporation and its current and former subsidiaries

PPL - PPL Corporation, the parent holding company of PPL Electric, PPL Energy Funding and other subsidiaries.

PPL Capital Funding - PPL Capital Funding, Inc., a financing subsidiary of PPL.

PPL Electric - PPL Electric Utilities Corporation, a regulated utility subsidiary of PPL that transmits and distributes electricity in its service territory and provides electric supply to retail customers in this territory as a PLR.

PPL Energy Funding - PPL Energy Funding Corporation, a subsidiary of PPL and the parent company of PPL Energy Supply.

PPL EnergyPlus - PPL EnergyPlus, LLC, a subsidiary of PPL Energy Supply that markets and trades wholesale and retail electricity and gas, and supplies energy and energy services in deregulated markets.

PPL Energy Supply - PPL Energy Supply, LLC, a subsidiary of PPL Energy Funding and the parent company of PPL Generation, PPL EnergyPlus, PPL Global and other subsidiaries.

PPL Gas Utilities - PPL Gas Utilities Corporation, a regulated utility that provided natural gas distribution, transmission and storage services, and the competitive sale of propane, which was a subsidiary of PPL until its sale in October 2008.

PPL Generation - PPL Generation, LLC, a subsidiary of PPL Energy Supply that owns and operates U.S. generating facilities through various subsidiaries.

PPL Global - PPL Global, LLC, a subsidiary of PPL Energy Supply that primarily owns and operates a business in the U.K., WPD, that is focused on the regulated distribution of electricity.

PPL Maine - PPL Maine, LLC, a subsidiary of PPL Generation that owns generating operations in Maine.

PPL Martins Creek - PPL Martins Creek, LLC, a subsidiary of PPL Generation that owns generating operations in Pennsylvania.

PPL Montana - PPL Montana, LLC, an indirect subsidiary of PPL Generation that generates electricity for wholesale sales in Montana and the Pacific Northwest.

PPL Services - PPL Services Corporation, a subsidiary of PPL that provides shared services for PPL and its subsidiaries.

PPL Susquehanna - PPL Susquehanna, LLC, the nuclear generating subsidiary of PPL Generation.

WPD - refers collectively to WPDH Limited and its subsidiaries.

WPD LLP - Western Power Distribution LLP, a wholly owned subsidiary of WPDH Limited, which owns WPD (South West) and WPD (South Wales).

WPD (South Wales) - Western Power Distribution (South Wales) plc, a British regional electric utility company.

WPD (South West) - Western Power Distribution (South West) plc, a British regional electric utility company.

WPDH Limited - Western Power Distribution Holdings Limited, an indirect, wholly owned subsidiary of PPL Global.  WPDH Limited owns WPD LLP.

Other terms and abbreviations

£ - British pound sterling.

2009 Form 10-K - Annual Report to the SEC on Form 10-K for the year ended December 31, 2009.

Act 129 - became effective in October 2008.  The law amends the Pennsylvania Public Utility Code and creates an energy efficiency and conservation program and smart metering technology requirements, adopts new PLR electricity supply procurement rules, provides remedies for market misconduct, and makes changes to the existing Alternative Energy Portfolio Standard.

AFUDC - Allowance for Funds Used During Construction, the cost of equity and debt funds used to finance construction projects of regulated businesses, which is capitalized as part of construction cost.

A.M. Best - A.M. Best Company, a company that reports on the financial condition of insurance companies.

AOCI - accumulated other comprehensive income or loss.

ARO - asset retirement obligation.

Baseload generation - includes the output provided by PPL's nuclear, coal, hydroelectric and qualifying facilities.

Basis - when used in the context of derivatives and commodity trading, the commodity price differential between two locations, products or time periods.

Bcf - billion cubic feet.

CAIR - the EPA's Clean Air Interstate Rule.

Clean Air Act - federal legislation enacted to address certain environmental issues related to air emissions, including acid rain, ozone and toxic air emissions.

COLA - license application for a combined construction permit and operating license from the NRC.

Customer Choice Act - the Pennsylvania Electricity Generation Customer Choice and Competition Act, legislation enacted to restructure the state's electric utility industry to create retail access to a competitive market for generation of electricity.

DDCP - Directors Deferred Compensation Plan.

DEP - Department of Environmental Protection, a state government agency.

DOE - Department of Energy, a U.S. government agency.

DRIP - Dividend Reinvestment Plan.

E.ON AG - a German corporation and the parent of E.ON US Investments.

E.ON U.S. – E.ON U.S. LLC, a Kentucky limited liability company and the parent of LG&E and KU.

E.ON US Investments - E.ON US Investments Corp., a Delaware holding corporation and the parent of E.ON U.S.

Economic Stimulus Package - The American Recovery and Reinvestment Act of 2009, generally referred to as the federal economic stimulus package, which was signed into law in February 2009.

EMF - electric and magnetic fields.

EPA - Environmental Protection Agency, a U.S. government agency.

EPS - earnings per share.

ESOP - Employee Stock Ownership Plan.

Euro - the basic monetary unit of most members of the European Union.

FERC - Federal Energy Regulatory Commission, the federal agency that regulates, among other things, interstate transmission and wholesale sales of electricity, hydroelectric power projects and related matters.

Fitch - Fitch, Inc.

FTR - financial transmission rights, which are financial instruments established to manage price risk related to electricity transmission congestion.  They entitle the holder to receive compensation or require the holder to remit payment for certain congestion-related transmission charges that arise when the transmission grid is congested.

GAAP - generally accepted accounting principles in the U.S.

GBP - British pound sterling.

GWh - gigawatt-hour, one million kilowatt-hours.

Health Care Reform - The Patient Protection and Affordable Care Act (HR 3590) and the Health Care and Education Reconciliation Act of 2010 (HR 4872), signed into law in March 2010.

HSR Act - Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which requires, among other things, notification to the U.S. Federal Trade Commission and the U.S. Department of Justice of certain large merger or acquisition transactions, and the expiration or earlier termination of a 30-day waiting period prior to completing any such transaction.

IBEW - International Brotherhood of Electrical Workers.

ICP - Incentive Compensation Plan.

ICPKE - Incentive Compensation Plan for Key Employees.

Intermediate and peaking generation - includes the output provided by PPL Energy Supply's oil- and natural gas-fired units.

IRS - Internal Revenue Service, a U.S. government agency.

ISO - Independent System Operator.

KU – Kentucky Utilities Company, a Kentucky and a Virginia corporation and a public utility subsidiary of E.ON U.S. engaged in the regulated generation, transmission, distribution and sale of electricity, primarily in Kentucky.

LG&E – Louisville Gas and Electric Company, a Kentucky corporation and a public utility subsidiary of E.ON U.S. engaged in the regulated generation, transmission, distribution and sale of electricity and the distribution and sale of natural gas, primarily in Kentucky.

LIBOR - London Interbank Offered Rate.

Long Island generation business - includes a 79.9 MW gas-fired plant in the Edgewood section of Brentwood, New York and a 79.9 MW oil-fired plant in Shoreham, New York and related tolling agreements.  This business was sold in February 2010.

MACT - maximum achievable control technology.

Montana Power - The Montana Power Company, a Montana-based company that sold its generating assets to PPL Montana in December 1999.  Through a series of transactions consummated during the first quarter of 2002, Montana Power sold its electricity delivery business to NorthWestern.

Moody's - Moody's Investors Service, Inc.

MW - megawatt, one thousand kilowatts.

NDT - nuclear plant decommissioning trust.

NERC - North American Electric Reliability Corporation.

NorthWestern - NorthWestern Corporation, a Delaware corporation, and successor in interest to Montana Power's electricity delivery business, including Montana Power's rights and obligations under contracts with PPL Montana.

NPDES - National Pollutant Discharge Elimination System.

NPNS - the normal purchases and normal sales exception as permitted by derivative accounting rules.

NRC - Nuclear Regulatory Commission, the federal agency that regulates nuclear power facilities.

NUGs - non-utility generators, generating plants not owned by public utilities, whose electrical output must be purchased by utilities under the PURPA if the plant meets certain criteria.

OCI - other comprehensive income or loss.

Ofgem - Office of Gas and Electricity Markets, the British agency that regulates transmission, distribution and wholesale sales of electricity and related matters.

PJM - PJM Interconnection, L.L.C., operator of the electric transmission network and electric energy market in all or parts of Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia.

PLR - Provider of Last Resort, the role of PPL Electric in providing default electricity supply to retail customers within its delivery territory who have not chosen to select an alternative electricity supplier under the Customer Choice Act.

PP&E - property, plant and equipment.

PUC - Pennsylvania Public Utility Commission, the state agency that regulates certain ratemaking, services, accounting and operations of Pennsylvania utilities.

PURPA - Public Utility Regulatory Policies Act of 1978, legislation passed by the U.S. Congress to encourage energy conservation, efficient use of resources and equitable rates.

RECs - renewable energy credits.

Regulation S-X - SEC regulation governing the form and content of and requirements for financial statements required to be filed pursuant to the federal securities laws.

RFC - ReliabilityFirst Corporation, the regional reliability entity that replaced the Mid-Atlantic Area Coordination Council.

RMC - Risk Management Committee.

Sarbanes-Oxley Act of 2002 - sets requirements for management's assessment of internal controls for financial reporting.  It also requires an independent auditor to make its own assessment.

Scrubber - an air pollution control device that can remove particulates and/or gases (such as sulfur dioxide) from exhaust gases.

SEC - Securities and Exchange Commission, a U.S. government agency whose primary mission is to protect investors and maintain the integrity of the securities markets.

SIFMA Index - the Securities Industry and Financial Markets Association Municipal Swap Index.

S&P - Standard & Poor's Ratings Services.

Smart meter - an electric meter that utilizes smart metering technology.

Smart metering technology - technology that can measure, among other things, time of electricity consumption to permit offering rate incentives for usage during lower cost or demand intervals.

Superfund - federal environmental legislation that addresses remediation of contaminated sites; states also have similar statutes.

Tolling agreement - agreement whereby the owner of an electric generating facility agrees to use that facility to convert fuel provided by a third party into electric energy for delivery back to the third party.

VaR - value-at-risk, a statistical model that attempts to estimate the value of potential loss over a given holding period under normal market conditions at a given confidence level.

VIE - variable interest entity.

Volumetric risk - the risk that the actual load provided under full-requirements contracts, which do not necessarily provide for specific levels of load, could vary significantly from forecasted estimates.

FORWARD-LOOKING INFORMATION

Statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical fact are "forward-looking statements" within the meaning of the federal securities laws.  Although PPL, PPL Energy Supply and PPL Electric believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to be correct.  Forward-looking statements are subject to many risks and uncertainties, and actual results may differ materially from the results discussed in forward-looking statements.  In addition to the specific factors discussed in "Item 1A. Risk Factors" in each Registrant's 2009 Form 10-K and in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q, the following are among the important factors that could cause actual results to differ materially from the forward-looking statements.

•	fuel supply cost and availability;
•	weather conditions affecting generation, customer energy use and operating costs;
•	operation, availability and operating costs of existing generation facilities;
•	transmission and distribution system conditions and operating costs;
•	potential expansion of alternative sources of electricity generation;
•	potential laws or regulations to reduce emissions of "greenhouse" gases;
•	collective labor bargaining negotiations;
•	the outcome of litigation against PPL and its subsidiaries;
•	potential effects of threatened or actual terrorism, war or other hostilities, or natural disasters;
•	the commitments and liabilities of PPL and its subsidiaries;
•	market demand and prices for energy, capacity, emission allowances and delivered fuel;
•	competition in retail and wholesale power markets;
•	liquidity of wholesale power markets;
•	defaults by counterparties under energy, fuel or other power product contracts;
•	market prices of commodity inputs for ongoing capital expenditures;
•	capital market conditions, including the availability of capital or credit, changes in interest rates, and decisions regarding capital structure;
•	stock price performance of PPL;
•	the fair value of debt and equity securities and the impact on defined benefit costs and resultant cash funding requirements for defined benefit plans;
•	interest rates and their effect on pension, retiree medical and nuclear decommissioning liabilities;
•	the impact of the current financial and economic downturn;
•	the effect of electricity price deregulation beginning in 2010 in PPL Electric's service territory;
•	the profitability and liquidity, including access to capital markets and credit facilities, of PPL and its subsidiaries;
•	new accounting requirements or new interpretations or applications of existing requirements;
•	changes in securities and credit ratings;
•	foreign currency exchange rates;
•
current and future environmental conditions, regulations and other requirements and the related costs of compliance, including environmental capital expenditures, emission allowance costs and other expenses;

•	political, regulatory or economic conditions in states, regions or countries where PPL or its subsidiaries conduct business;
•	receipt of necessary governmental permits, approvals and rate relief;
•	new state, federal or foreign legislation, including new tax legislation;
•	state, federal and foreign regulatory developments;
•	the outcome of any rate cases by PPL Electric at the PUC;
•	the impact of any state, federal or foreign investigations applicable to PPL and its subsidiaries and the energy industry;
•	the effect of any business or industry restructuring;
•	development of new projects, markets and technologies;
•	performance of new ventures; and
•	business or asset acquisitions and dispositions, including PPL's pending acquisition of E.ON U.S.

Any such forward-looking statements should be considered in light of such important factors and in conjunction with other documents of PPL, PPL Energy Supply and PPL Electric on file with the SEC.

New factors that could cause actual results to differ materially from those described in forward-looking statements emerge from time to time, and it is not possible for PPL, PPL Energy Supply or PPL Electric to predict all such factors, or the extent to which any such factor or combination of factors may cause actual results to differ from those contained in any forward-looking statement.  Any forward-looking statement speaks only as of the date on which such statement is made, and PPL, PPL Energy Supply and PPL Electric undertake no obligation to update the information contained in such statement to reflect subsequent developments or information.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, except share data)
	Three Months Ended March 31,
	2010	2009
Operating Revenues
Utility	$1,014	$1,065
Unregulated retail electric and gas	104	42
Wholesale energy marketing
Realized	1,386	798
Unrealized economic activity (Note 14)	424	352
Net energy trading margins	11	(12)
Energy-related businesses	94	99
Total Operating Revenues	3,033	2,344

Operating Expenses
Operation
Fuel	233	258
Energy purchases
Realized	1,012	677
Unrealized economic activity (Note 14)	563	269
Other operation and maintenance	445	372
Amortization of recoverable transition costs		84
Depreciation	128	109
Taxes, other than income	72	72
Energy-related businesses	88	91
Total Operating Expenses	2,541	1,932

Operating Income	492	412

Other Income - net	8	35

Other-Than-Temporary Impairments		17

Interest Expense	114	89

Income from Continuing Operations Before Income Taxes	386	341

Income Taxes	131	98

Income from Continuing Operations After Income Taxes	255	243

Income from Discontinued Operations (net of income taxes) (Note 8)		3

Net Income	255	246

Net Income Attributable to Noncontrolling Interests	5	5

Net Income Attributable to PPL Corporation	$250	$241

Amounts Attributable to PPL Corporation:
Income from Continuing Operations After Income Taxes	$250	$238
Income from Discontinued Operations (net of income taxes)		3
Net Income	$250	$241

Earnings Per Share of Common Stock:
Income from Continuing Operations After Income Taxes Available to PPL Corporation Common Shareowners:
Basic	$0.66	$0.63
Diluted	$0.66	$0.63
Net Income Available to PPL Corporation Common Shareowners:
Basic	$0.66	$0.64
Diluted	$0.66	$0.64

Dividends Declared Per Share of Common Stock	$0.350	$0.345

Weighted-Average Shares of Common Stock Outstanding (in thousands)
Basic	377,717	375,112
Diluted	377,986	375,409

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended March 31,
	2010	2009
Cash Flows from Operating Activities
Net income	$255	$246
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	128	110
Amortization of recoverable transition costs and other	51	93
Defined benefits	(115)	(6)
Impairment of assets	3	51
Deferred income taxes and investment tax credits	(5)	(12)
Unrealized (gains) losses on derivatives, and other hedging activities	107	(103)
Gains related to the extinguishment of notes		(29)
Provision for Montana hydroelectric litigation	56
Other	31	22
Change in current assets and current liabilities
Accounts receivable	(101)	(9)
Accounts payable	178	(99)
Unbilled revenues	(176)	31
Prepayments	(94)	(107)
Price risk management assets and liabilities	(15)	(81)
Taxes	80	51
Counterparty collateral	351	137
Other	76	3
Other operating activities
Other assets	(22)	(6)
Other liabilities	10	18
Net cash provided by operating activities	798	310

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(283)	(270)
Proceeds from the sale of the Long Island generation business	124
Expenditures for intangible assets	(22)	(30)
Purchases of nuclear plant decommissioning trust investments	(49)	(94)
Proceeds from the sale of nuclear plant decommissioning trust investments	44	87
Net (increase) decrease in restricted cash and cash equivalents	(130)	156
Other investing activities	6	1
Net cash used in investing activities	(310)	(150)

Cash Flows from Financing Activities
Issuance of long-term debt	597
Retirement of long-term debt		(421)
Issuance of common stock	14	16
Payment of common stock dividends	(131)	(126)
Net decrease in short-term debt	(36)	(90)
Other financing activities	(14)	(8)
Net cash provided by (used in) financing activities	430	(629)

Effect of Exchange Rates on Cash and Cash Equivalents	5

Net Increase (Decrease) in Cash and Cash Equivalents	923	(469)
Cash and Cash Equivalents at Beginning of Period	801	1,100
Cash and Cash Equivalents at End of Period	$1,724	$631

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)
	March 31, 2010	December 31, 2009
Assets

Current Assets
Cash and cash equivalents	$1,724	$801
Restricted cash and cash equivalents	236	105
Accounts receivable (less reserve: 2010, $37; 2009, $37)
Customer	503	409
Other	56	59
Unbilled revenues	776	600
Fuel, materials and supplies	339	357
Prepayments	195	102
Price risk management assets	3,348	2,157
Other intangibles	24	25
Assets held for sale		127
Other current assets	20	10
Total Current Assets	7,221	4,752

Investments
Nuclear plant decommissioning trust funds	573	548
Other investments	65	65
Total Investments	638	613

Property, Plant and Equipment
Electric plant
Transmission and distribution	8,474	8,686
Generation	10,609	10,493
General	907	899
Electric plant in service	19,990	20,078
Construction work in progress	568	567
Nuclear fuel	531	506
Electric plant	21,089	21,151
Gas and oil plant	68	68
Other property	157	166
Property, plant and equipment, gross	21,314	21,385
Less: accumulated depreciation	8,256	8,211
Property, Plant and Equipment, net (a)	13,058	13,174

Regulatory and Other Noncurrent Assets
Regulatory assets	529	531
Goodwill	754	806
Other intangibles (a)	608	615
Price risk management assets	1,713	1,274
Other noncurrent assets	414	400
Total Regulatory and Other Noncurrent Assets	4,018	3,626

Total Assets	$24,935	$22,165

(a)
At March 31, 2010, includes $421 million of PP&E, consisting primarily of "Generation" (including leasehold improvements), and $11 million of "Other intangibles" from the consolidation of a VIE.  At December 31, 2009, these balances were $424 million and $11 million.  See Note 6 for additional information.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)
	March 31, 2010	December 31, 2009
Liabilities and Equity

Current Liabilities
Short-term debt	$589	$639
Accounts payable	796	619
Taxes	172	92
Interest	129	113
Dividends	137	135
Price risk management liabilities	2,391	1,502
Counterparty collateral	707	356
Other current liabilities	871	726
Total Current Liabilities	5,792	4,182

Long-term Debt	7,652	7,143

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	2,313	2,153
Price risk management liabilities	853	582
Accrued pension obligations	1,104	1,283
Asset retirement obligations	422	416
Other deferred credits and noncurrent liabilities	588	591
Total Deferred Credits and Other Noncurrent Liabilities	5,280	5,025

Commitments and Contingent Liabilities (Note 10)

Equity
PPL Corporation Shareowners' Common Equity
Common stock - $0.01 par value (a)	4	4
Capital in excess of par value	2,310	2,280
Earnings reinvested	3,866	3,749
Accumulated other comprehensive loss	(288)	(537)
Total PPL Corporation Shareowners' Common Equity	5,892	5,496
Noncontrolling Interests	319	319
Total Equity	6,211	5,815

Total Liabilities and Equity	$24,935	$22,165

(a)	780,000 shares authorized; 378,131 shares and 377,183 shares issued and outstanding at March 31, 2010 and December 31, 2009.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	PPL Corporation Shareowners
	Common stock shares outstanding (a)	Common stock	Capital in excess of par value	Earnings reinvested	Accumulated other comprehensive loss	Non-controlling interests	Total

December 31, 2009	377,183	$4	$2,280	$3,749	$(537)	$319	$5,815
Common stock issued (b)	948		33				33
Stock-based compensation			(3)				(3)
Net income				250		5	255
Dividends, dividend equivalents and distributions (c)				(133)		(5)	(138)
Other comprehensive income					249		249
March 31, 2010	378,131	$4	$2,310	$3,866	$(288)	$319	$6,211

December 31, 2008	374,581	$4	$2,196	$3,862	$(985)	$319	$5,396
Common stock issued (b)	1,050		34				34
Common stock repurchased	(34)		(1)				(1)
Stock-based compensation			(1)				(1)
Net income				241		5	246
Dividends, dividend equivalents and distributions (c)				(130)		(5)	(135)
Other comprehensive income					17		17
March 31, 2009	375,597	$4	$2,228	$3,973	$(968)	$319	$5,556

(a)	Shares in thousands. Each share entitles the holder to one vote on any question presented to any shareowners' meeting.
(b)
The three months ended March 31, 2010 and 2009, include common stock shares issued through the ICP, ICPKE, DRIP, ESOP, and DDCP.  "Capital in excess of par value" for the three months ended March 31, 2010 and 2009 includes $8 million and $7 million for a company contribution to the ESOP.

(c)
"Earnings reinvested" includes dividends and dividend equivalents on PPL Corporation common stock and restricted stock units.  "Noncontrolling interests" includes dividends and distributions to noncontrolling interests.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended March 31,
	2010	2009

Net income	$255	$246
Other comprehensive income:
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Foreign currency translation adjustments, net of tax of $(1), $0	(93)	(92)
Available-for-sale securities, net of tax of $(11), $6	10	(6)
Qualifying derivatives, net of tax of $(262), $(67)	377	101
Reclassifications to net income - (gains) losses, net of tax expense (benefit):
Available-for-sale securities, net of tax of $2, $(1)	(2)	1
Qualifying derivatives, net of tax of $37, $(13)	(60)	8
Defined benefit plans:
Prior service costs, net of tax of $(3), $(2)	2	4
Net actuarial loss, net of tax of $0, $(1)	14	1
Transition obligation	1
Total other comprehensive income attributable to PPL Corporation	249	17
Comprehensive income	504	263
Comprehensive income attributable to noncontrolling interests	5	5
Comprehensive income attributable to PPL Corporation	$499	$258

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended March 31,
	2010	2009
Operating Revenues
Wholesale energy marketing
Realized	$1,386	$798
Unrealized economic activity (Note 14)	424	352
Wholesale energy marketing to affiliate	115	497
Utility	203	176
Unregulated retail electric and gas	104	42
Net energy trading margins	11	(12)
Energy-related businesses	91	96
Total Operating Revenues	2,334	1,949

Operating Expenses
Operation
Fuel	233	258
Energy purchases
Realized	603	645
Unrealized economic activity (Note 14)	563	269
Energy purchases from affiliate	1	20
Other operation and maintenance	342	280
Depreciation	91	73
Taxes, other than income	25	20
Energy-related businesses	85	89
Total Operating Expenses	1,943	1,654

Operating Income	391	295

Other Income - net	7	30

Other-Than-Temporary Impairments		17

Interest Expense	86	55

Income from Continuing Operations Before Income Taxes	312	253

Income Taxes	112	65

Income from Continuing Operations After Income Taxes	200	188

Income from Discontinued Operations (net of income taxes) (Note 8)		3

Net Income Attributable to PPL Energy Supply	$200	$191

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended March 31,
	2010	2009
Cash Flows from Operating Activities
Net income	$200	$191
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	91	74
Amortization	35	6
Defined benefits	(58)	(23)
Impairment of assets	3	47
Deferred income taxes and investment tax credits	(27)	44
Unrealized (gains) losses on derivatives, and other hedging activities	109	(103)
Gains related to the extinguishment of notes		(25)
Provision for Montana hydroelectric litigation	56
Other	29	15
Change in current assets and current liabilities
Accounts receivable	89	45
Accounts payable	92	(95)
Fuel, materials and supplies	18	(12)
Unbilled revenue	(254)	(7)
Price risk management assets and liabilities	(15)	(79)
Taxes	123	4
Counterparty collateral	351	125
Other	120	37
Other operating activities
Other assets	(11)	(4)
Other liabilities	10	5
Net cash provided by operating activities	961	245

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(216)	(205)
Proceeds from the sale of the Long Island generation business	124
Expenditures for intangible assets	(20)	(28)
Purchases of nuclear plant decommissioning trust investments	(49)	(94)
Proceeds from the sale of nuclear plant decommissioning trust investments	44	87
Net (increase) decrease in restricted cash and cash equivalents	(134)	159
Other investing activities	5	4
Net cash used in investing activities	(246)	(77)

Cash Flows from Financing Activities
Issuance of long-term debt	597
Retirement of long-term debt		(220)
Distributions to Member	(162)	(296)
Net increase (decrease) in short-term debt	(36)	5
Other financing activities	(8)	(2)
Net cash provided by (used in) financing activities	391	(513)

Effect of Exchange Rates on Cash and Cash Equivalents	5

Net Increase (Decrease) in Cash and Cash Equivalents	1,111	(345)
Cash and Cash Equivalents at Beginning of Period	245	464
Cash and Cash Equivalents at End of Period	$1,356	$119

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	March 31, 2010	December 31, 2009
Assets

Current Assets
Cash and cash equivalents	$1,356	$245
Restricted cash and cash equivalents	233	99
Accounts receivable (less reserve: 2010, $21; 2009, $21)
Customer	171	168
Other	23	31
Unbilled revenues	651	402
Accounts receivable from affiliates	71	165
Fuel, materials and supplies	306	325
Prepayments	34	56
Price risk management assets	3,329	2,147
Other intangibles	24	25
Assets held for sale		127
Other current assets	5	1
Total Current Assets	6,203	3,791

Investments
Nuclear plant decommissioning trust funds	573	548
Other investments	58	58
Total Investments	631	606

Property, Plant and Equipment
Electric plant
Transmission and distribution	3,784	4,024
Generation	10,609	10,493
General	271	285
Electric plant in service	14,664	14,802
Construction work in progress	415	422
Nuclear fuel	531	506
Electric plant	15,610	15,730
Gas and oil plant	68	68
Other property	155	164
Property, plant and equipment, gross	15,833	15,962
Less: accumulated depreciation	6,186	6,169
Property, Plant and Equipment, net (a)	9,647	9,793

Other Noncurrent Assets
Goodwill	754	806
Other intangibles (a)	469	477
Price risk management assets	1,682	1,234
Other noncurrent assets	335	317
Total Other Noncurrent Assets	3,240	2,834

Total Assets	$19,721	$17,024

(a)
At March 31, 2010, includes $421 million of PP&E, consisting primarily of "Generation" (including leasehold improvements), and $11 million of "Other intangibles" from the consolidation of a VIE.  At December 31, 2009, these balances were $424 million and $11 million.  See Note 6 for additional information.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	March 31, 2010	December 31, 2009
Liabilities and Equity

Current Liabilities
Short-term debt	$589	$639
Accounts payable	636	537
Accounts payable to affiliates	53	51
Taxes	156	33
Interest	100	86
Price risk management liabilities	2,391	1,502
Counterparty collateral	707	356
Other current liabilities	678	481
Total Current Liabilities	5,310	3,685

Long-term Debt	5,532	5,031

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	1,640	1,511
Price risk management liabilities	853	582
Accrued pension obligations	767	883
Asset retirement obligations	422	416
Other deferred credits and noncurrent liabilities	322	330
Total Deferred Credits and Other Noncurrent Liabilities	4,004	3,722

Commitments and Contingent Liabilities (Note 10)

Equity
Member's equity	4,857	4,568
Noncontrolling interests	18	18
Total Equity	4,875	4,586

Total Liabilities and Equity	$19,721	$17,024

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Member's equity	Non-controlling interests	Total

December 31, 2009	$4,568	$18	$4,586
Net income	200		200
Other comprehensive income	251		251
Distributions to member	(162)		(162)
March 31, 2010	$4,857	$18	$4,875

December 31, 2008	$4,794	$18	$4,812
Net income	191		191
Other comprehensive income	7		7
Distributions to member	(296)		(296)
March 31, 2009	$4,696	$18	$4,714

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended March 31,
	2010	2009

Net income	$200	$191
Other comprehensive income:
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Foreign currency translation adjustments, net of tax of $(1), $0	(93)	(92)
Available-for-sale securities, net of tax of $(11), $6	10	(6)
Qualifying derivatives, net of tax of $(265), $(58)	382	90
Reclassifications to net income - (gains) losses, net of tax expense (benefit):
Available-for-sale securities, net of tax of $2, $(1)	(2)	1
Qualifying derivatives, net of tax of $38, $(14)	(60)	10
Defined benefit plans:
Prior service costs, net of tax of $(3), $(2)	1	3
Net actuarial loss, net of tax of $(1), $(1)	12	1
Transition obligation	1
Total other comprehensive income attributable to PPL Energy Supply	251	7
Comprehensive income attributable to PPL Energy Supply	$451	$198

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended March 31,
	2010	2009
Operating Revenues
Retail electric	$812	$890
Wholesale electric to affiliate	1	20
Total Operating Revenues	813	910

Operating Expenses
Operation
Energy purchases	410	32
Energy purchases from affiliate	115	497
Other operation and maintenance	120	106
Amortization of recoverable transition costs		84
Depreciation	34	33
Taxes, other than income	47	52
Total Operating Expenses	726	804

Operating Income	87	106

Other Income - net	1	2

Interest Income from Affiliate	1	2

Interest Expense	26	29

Income Before Income Taxes	63	81

Income Taxes	21	27

Net Income	42	54

Dividends on Preferred Securities	5	5

Net Income Available to PPL Corporation	$37	$49

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended March 31,
	2010	2009

Cash Flows from Operating Activities
Net income	$42	$54
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	34	33
Amortization of recoverable transition costs and other	16	89
Defined benefits	(38)	8
Deferred income taxes and investment tax credits	17	(50)
Other	3	5
Change in current assets and current liabilities
Accounts receivable	(86)	(56)
Accounts payable	(28)	(10)
Prepayments	(121)	(131)
Unbilled revenue	74	38
Taxes	3	40
Other	(21)	20
Other operating activities
Other assets	(13)	3
Other liabilities	5	5
Net cash provided by (used in) operating activities	(113)	48

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(61)	(61)
Other investing activities	(1)
Net cash used in investing activities	(62)	(61)

Cash Flows from Financing Activities
Payment of common stock dividends to PPL	(17)	(25)
Net decrease in short-term debt		(95)
Payment of dividends on preferred securities	(5)	(5)
Net cash used in financing activities	(22)	(125)

Net Decrease in Cash and Cash Equivalents	(197)	(138)
Cash and Cash Equivalents at Beginning of Period	485	483
Cash and Cash Equivalents at End of Period	$288	$345

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)
	March 31, 2010	December 31, 2009
Assets

Current Assets
Cash and cash equivalents	$288	$485
Restricted cash and cash equivalents	1	1
Accounts receivable (less reserve: 2010, $16; 2009, $16)
Customer	330	240
Other	19	19
Unbilled revenues	124	198
Materials and supplies	33	33
Accounts receivable from affiliates	3	7
Prepayments	145	24
Other current assets	33	29
Total Current Assets	976	1,036

Property, Plant and Equipment
Electric plant
Transmission and distribution	4,690	4,662
General	553	535
Electric plant in service	5,243	5,197
Construction work in progress	123	118
Electric plant	5,366	5,315
Other property	2	2
Property, plant and equipment, gross	5,368	5,317
Less: accumulated depreciation	2,031	2,008
Property, Plant and Equipment, net	3,337	3,309

Regulatory and Other Noncurrent Assets
Intangibles	139	139
Taxes recoverable through future rates	253	253
Recoverable costs of defined benefit plans	232	229
Other regulatory and noncurrent assets	120	126
Total Regulatory and Other Noncurrent Assets	744	747

Total Assets	$5,057	$5,092

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)
	March 31, 2010	December 31, 2009
Liabilities and Equity

Current Liabilities
Accounts payable	$141	$53
Accounts payable to affiliates	73	186
Taxes	64	61
Interest	27	18
Overcollected transmission costs	36	39
Customer rate mitigation prepayments	30	36
Overcollected transition costs	27	33
Other current liabilities	78	92
Total Current Liabilities	476	518

Long-term Debt	1,472	1,472

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	789	769
Accrued pension obligations	202	245
Other deferred credits and noncurrent liabilities	202	192
Total Deferred Credits and Other Noncurrent Liabilities	1,193	1,206

Commitments and Contingent Liabilities (Note 10)

Shareowners' Equity
Preferred securities	301	301
Common stock - no par value (a)	364	364
Additional paid-in capital	824	824
Earnings reinvested	427	407
Total Shareowners' Equity	1,916	1,896

Total Liabilities and Equity	$5,057	$5,092

(a)	170,000 shares authorized; 66,368 shares issued and outstanding at March 31, 2010 and December 31, 2009.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars )
	Common stock shares outstanding (a)	Preferred securities (b)	Common stock	Additional paid-in capital	Earnings reinvested	Total

December 31, 2009	66,368	$301	$364	$824	$407	$1,896
Net income (c)					42	42
Cash dividends declared on preferred securities					(5)	(5)
Cash dividends declared on common stock					(17)	(17)
March 31, 2010	66,368	$301	$364	$824	$427	$1,916

December 31, 2008	66,368	$301	$364	$424	$557	$1,646
Net income (c)					54	54
Cash dividends declared on preferred securities					(5)	(5)
Cash dividends declared on common stock					(25)	(25)
March 31, 2009	66,368	$301	$364	$424	$581	$1,670
(a)	Shares in thousands. All common shares of PPL Electric stock are owned by PPL.
(b)	See "Long-term Debt and Equity Securities" in Note 7 for information on the April 2010 redemption of a portion of these securities.
(c)	PPL Electric's net income approximates comprehensive income.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

Combined Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Interim Financial Statements

(PPL, PPL Energy Supply and PPL Electric)

Terms and abbreviations appearing in Combined Notes to Condensed Consolidated Financial Statements are explained in the glossary.  Dollars are in millions, except share data, unless otherwise noted.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation in accordance with accounting principles generally accepted in the U.S. are reflected in the condensed consolidated financial statements.  All adjustments are of a normal recurring nature, except as otherwise disclosed.  Each Registrant's Balance Sheet at December 31, 2009, is derived from that Registrant's 2009 audited Balance Sheet.  The financial statements and notes thereto should be read in conjunction with the financial statements and notes contained in each Registrant's 2009 Form 10-K.  The results of operations for the three months ended March 31, 2010, are not necessarily indicative of the results to be expected for the full year ending December 31, 2010, or other future periods, because results for interim periods can be disproportionately influenced by various factors and developments and seasonal variations.

The classification of certain prior period amounts has been changed to conform to the presentation in the March 31, 2010 financial statements.

(PPL and PPL Energy Supply)

Discontinued operations for the three months ended March 31, 2010 and 2009 include the activities of certain businesses that were sold in 2010 and 2009.  See Note 8 for additional information.  The Statements of Cash Flows do not separately report the cash flows of the Discontinued Operations.

2.	Summary of Significant Accounting Policies

(PPL, PPL Energy Supply and PPL Electric)

The following accounting policy disclosures represent updates to the "Summary of Significant Accounting Policies" Note in each Registrant's 2009 Form 10-K and should be read in conjunction with that discussion.

General

Business and Consolidation (PPL, PPL Energy Supply and PPL Electric)

PPL, PPL Energy Supply and PPL Electric consolidate a VIE when they are determined to be the primary beneficiary of the entity.  As described below in "New Accounting Guidance Adopted," new accounting guidance modified the criteria for determining the primary beneficiary of a VIE.  See Note 6 for additional information.

Accounts Receivable (PPL and PPL Electric)

PPL Electric's customers may elect to procure generation supply from an alternative supplier.  As a result of a PUC-approved purchase of accounts receivable program, beginning in the first quarter of 2010, PPL Electric has purchased certain accounts receivable from alternative suppliers at a nominal discount, which reflects a provision for uncollectible accounts.  Additionally, PPL Electric receives a nominal fee for administering the program.  The alternative suppliers (including PPL EnergyPlus) have no continuing involvement or interest in the purchased accounts receivable.  The purchased accounts receivable are initially recorded at fair value using a market approach based on the purchase price paid and are classified as Level 2 in the fair value hierarchy.  During the three months ended March 31, 2010, PPL Electric purchased $109 million of accounts receivable, which included $33 million from PPL EnergyPlus.

Other

Foreign Currency Translation (PPL and PPL Energy Supply)

During 2010 and 2009, the British pound sterling weakened in relation to the U.S. dollar.  Changes in these exchange rates resulted in a foreign currency translation loss of $96 million for the three months ended March 31, 2010, which primarily reflected a $255 million reduction to PP&E offset by a reduction of $159 million to net liabilities.  Changes in these exchange rates resulted in a foreign currency translation loss of $93 million for the three months ended March 31, 2009, which primarily reflected a $226 million reduction to PP&E offset by a reduction of $133 million to net liabilities.  These translation losses are recorded in AOCI.

(PPL, PPL Energy Supply and PPL Electric)

New Accounting Guidance Adopted

Accounting for Transfers of Financial Assets

Effective January 1, 2010, PPL and its subsidiaries adopted accounting guidance issued to revise the accounting for transfers of financial assets.  This guidance:

•	eliminates the concept of a qualifying special-purpose entity (QSPE); therefore, QSPEs will be subject to consolidation guidance;
•	changes the requirements for the derecognition of financial assets;
•	establishes new criteria for reporting the transfer of a portion of a financial asset as a sale;
•	requires transferors to initially recognize, at fair value, assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and
•	requires enhanced disclosures to improve the transparency around transfers of financial assets and a transferor's continuing involvement.

This guidance is applied prospectively to new transfers of financial assets.  Disclosures are required for all transfers, including those entered into before the effective date.

The adoption did not have a material impact on PPL and its subsidiaries' financial statements.  See Note 7 for information on PPL Electric's participation in an asset-backed commercial paper program and "Accounts Receivable" above for information on PPL Electric's purchase of accounts receivable from alternative suppliers, which are within the scope of this guidance.

Consolidation of Variable Interest Entities

Effective January 1, 2010, PPL and its subsidiaries adopted accounting guidance issued to replace the quantitative-based risks and rewards calculation for determining which entity, if any, has a controlling financial interest in a VIE and is the primary beneficiary.  The primary beneficiary must consolidate the VIE.  This guidance:

•
prescribes a qualitative approach focused on identifying which entity has the power to direct the activities of a VIE that most significantly impact the VIE's economic performance and the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE;

•	requires ongoing assessments of whether an entity is the primary beneficiary of a VIE;
•	requires enhanced disclosures to improve the transparency of an entity's involvement in a VIE;
•	requires that all previous consolidation conclusions be reconsidered; and
•	requires that QSPEs be evaluated for consolidation (resulting from the elimination of the QSPE concept in the guidance addressing accounting for transfers of financial assets).

The adoption did not have a material impact on PPL and its subsidiaries' financial statements.  See PPL and PPL Energy Supply's Balance Sheets and Note 6 for enhanced VIE disclosures.

Improving Disclosures about Fair Value Measurements

Effective January 1, 2010, PPL and its subsidiaries prospectively adopted accounting guidance issued to improve disclosures about fair value measurements.  This guidance:

•	requires disclosures be provided for each class of assets and liabilities, with class determined on the basis of the nature and risks of the assets and liabilities;
•	clarifies that a description of valuation techniques and inputs used to measure fair value is required for Level 2 and 3 recurring and nonrecurring fair value measurements; and
•	for recurring fair value measurements, requires separate disclosure of significant transfers into and out of levels and the reasons for those transfers.

PPL and its subsidiaries recognize transfers between levels at end-of-reporting-period values.

This guidance makes corresponding amendments to employers' disclosures about pensions and other postretirement benefits.

The adoption did not have a material impact on PPL and its subsidiaries' financial statements.  The enhanced disclosures are presented in Note 13.

New Accounting Guidance Pending Adoption

See Note 18 for a discussion of new accounting guidance pending adoption.

3.	Segment and Related Information

(PPL and PPL Energy Supply)

See the "Segment and Related Information" Note in each Registrant's 2009 Form 10-K for a discussion of reportable segments.  Financial data for the segments are:

	Three Months Ended March 31,
	PPL		PPL Energy Supply
	2010	2009	2010	2009
Income Statement Data
Revenues from external customers
Supply (a)	$2,008	$1,271	$2,121	$1,766
International Delivery	213	183	213	183
Pennsylvania Delivery	812	890
	$3,033	$2,344	$2,334	$1,949
Intersegment revenues (b)
Supply	$115	$497
Pennsylvania Delivery	1	20

Net Income Attributable to PPL/PPL Energy Supply
Supply (a) (c)	$137	$105	$124	$104
International Delivery	76	87	76	87
Pennsylvania Delivery	37	49
	$250	$241	$200	$191

	PPL		PPL Energy Supply
	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
Balance Sheet Data
Total assets
Supply	$15,184	$12,766	$14,951	$12,508
International Delivery	4,770	4,516	4,770	4,516
Pennsylvania Delivery	4,981	4,883
	$24,935	$22,165	$19,721	$17,024

(a)	Includes impact from energy-related economic activity. See "Commodity Price Risk (Non-trading) - Economic Activity" in Note 14 for additional information.
(b)	See "PLR Contracts" and "NUG Purchases" in Note 11 for a discussion of the basis of accounting between reportable segments.
(c)
Includes the results of the Long Island generation business and 2009 includes the results of the majority of PPL Maine's hydroelectric generation business, which have been classified as Discontinued Operations.  See Note 8 for additional information.

4.	Earnings Per Share

(PPL)

Basic and diluted EPS, computed using the two-class method, and reconciliations of the amounts of income and shares of common stock (in thousands) used in the calculation are:

	Three Months Ended March 31,
	2010	2009
Income (Numerator)
Income from continuing operations after income taxes attributable to PPL	$250	$238
Less amounts allocated to participating securities	1	1
Income from continuing operations after income taxes available to PPL common shareowners	$249	$237

Income from discontinued operations (net of income taxes) attributable to PPL		$3

Net income attributable to PPL	$250	$241
Less amounts allocated to participating securities	1	1
Net income available to PPL common shareowners	$249	$240

Shares of Common Stock (Denominator)
Weighted-average shares - Basic EPS	377,717	375,112
Add incremental non-participating securities:
Stock options and performance units	269	297
Weighted-average shares - Diluted EPS	377,986	375,409

Basic EPS
Available to PPL common shareowners:
Income from continuing operations after income taxes	$0.66	$0.63
Income from discontinued operations (net of income taxes)		0.01
Net Income	$0.66	$0.64

Diluted EPS
Available to PPL common shareowners:
Income from continuing operations after income taxes	$0.66	$0.63
Income from discontinued operations (net of income taxes)		0.01
Net Income	$0.66	$0.64

The following stock options to purchase PPL common stock and performance units were excluded from the computations of diluted EPS because the effect would have been antidilutive.

	Three Months Ended March 31,
(Shares in thousands)	2010	2009

Stock options	4,154	2,648
Performance units	77	2

During the three months ended March 31, 2010, PPL issued 263,860 shares of common stock related to the exercise of stock options, vesting of restricted stock and restricted stock units and conversion of stock units granted to directors under its stock-based compensation plans.  In addition, PPL issued 234,211 and 449,881 shares of common stock related to its ESOP and its DRIP.

5.	Income Taxes

(PPL, PPL Energy Supply and PPL Electric)

Reconciliations of effective income tax rates are:

	Three Months Ended March 31,
PPL	2010	2009

Reconciliation of Income Tax Expense
Federal income tax on Income from Continuing Operations Before Income Taxes at statutory tax rate - 35%	$135	$119
Increase (decrease) due to:
State income taxes	15	5
State net operating loss valuation allowance	(8)
Impact of lower U.K. income tax rates	(4)	(7)
Change in federal and state tax reserves	(8)	8
Change in foreign tax reserves		(14)
Domestic manufacturing deduction	(4)	(5)
Health Care Reform (a)	8
Other	(3)	(8)
	(4)	(21)
Total income tax expense from continuing operations	$131	$98

(a)
Beginning in 2013, provisions within Health Care Reform eliminated the tax deductibility of retiree health care costs to the extent of federal subsidies received by plan sponsors that provide retiree prescription drug benefits equivalent to Medicare Part D Coverage.  As a result, during the three months ended March 31, 2010, PPL recorded $8 million in deferred income tax expense.  See Note 9 for additional information.

	Three Months Ended March 31,
PPL Energy Supply	2010	2009

Reconciliation of Income Tax Expense
Federal income tax on Income from Continuing Operations Before Income Taxes at statutory tax rate - 35%	$109	$89
Increase (decrease) due to:
State income taxes	13	5
Impact of lower U.K. income tax rates	(4)	(7)
Change in federal and state tax reserves	(7)	3
Change in foreign tax reserves		(14)
Domestic manufacturing deduction	(4)	(5)
Health Care Reform (a)	5
Other		(6)
	3	(24)
Total income tax expense from continuing operations	$112	$65

(a)
Beginning in 2013, provisions within Health Care Reform eliminated the tax deductibility of retiree health care costs to the extent of federal subsidies received by plan sponsors that provide retiree prescription drug benefits equivalent to Medicare Part D Coverage.  As a result, during the three months ended March 31, 2010, PPL Energy Supply recorded $5 million in deferred income tax expense.  See Note 9 for additional information.

	Three Months Ended March 31,
PPL Electric	2010	2009

Reconciliation of Income Tax Expense
Federal income tax on Income Before Income Taxes at statutory tax rate - 35%	$22	$28
Increase (decrease) due to:
State income taxes	3	3
Amortization of investment tax credits	(1)	(1)
Change in federal and state tax reserves	(2)	(2)
Other	(1)	(1)
	(1)	(1)
Total income tax expense	$21	$27

Unrecognized Tax Benefits (PPL, PPL Energy Supply and PPL Electric)

Changes to unrecognized tax benefits were as follows:

	Three Months Ended March 31,
	2010	2009
PPL
Beginning of period	$212	$202
Additions based on tax positions of prior years	2	14
Reduction based on tax positions of prior years	(6)
Additions based on tax positions related to the current year		3
Settlements	(1)	(26)
Lapse of applicable statutes of limitations	(2)	(2)
Effects of foreign currency translation	(4)	(4)
End of period	$201	$187

PPL Energy Supply
Beginning of period	$124	$119
Additions based on tax positions of prior years		2
Reduction based on tax positions of prior years	(4)
Additions based on tax positions related to the current year		3
Settlements	(1)	(26)
Effects of foreign currency translation	(4)	(4)
End of period	$115	$94

PPL Electric
Beginning of period	$74	$77
Additions based on tax positions of prior years	2	7
Reduction based on tax positions of prior years	(2)
Lapse of applicable statutes of limitations	(2)	(2)
End of period	$72	$82

At March 31, 2010, it was reasonably possible that during the next 12 months the total amount of unrecognized tax benefits could increase by as much as $36 million or decrease by up to $170 million for PPL, increase by as much as $12 million or decrease by up to $114 million for PPL Energy Supply and increase by as much as $24 million or decrease by up to $45 million for PPL Electric.  These changes could result from subsequent recognition, derecognition and/or changes in the measurement of uncertain tax positions related to the creditability of foreign taxes, the timing and utilization of foreign tax credits and the related impact on alternative minimum tax and other credits, the timing and/or valuation of certain deductions, intercompany transactions and unitary filing groups.  The events that could cause these changes are direct settlements with taxing authorities, litigation, legal or administrative guidance by relevant taxing authorities and the lapse of an applicable statute of limitation.

At March 31, the total unrecognized tax benefits and related indirect effects that, if recognized, would decrease the effective tax rate were:

	2010	2009

PPL	$109	$119
PPL Energy Supply	87	91
PPL Electric	13	20

At March 31, 2010 and December 31, 2009, PPL, PPL Energy Supply and PPL Electric had accrued interest related to tax positions of $36 million, $27 million and $5 million.

PPL and its subsidiaries recognize interest and penalties in "Income Taxes" on their Statements of Income.  Amounts recorded during the three months ended March 31, 2010 were insignificant.  The following expenses (benefits) related to interest were recognized during the three months ended March 31, 2009.

PPL	$4
PPL Energy Supply	2
PPL Electric	(1)

The amounts recognized during the three months ended March 31, 2010 and 2009, for PPL, PPL Energy Supply and PPL Electric were primarily the result of additional interest accrued or reversed related to tax positions of prior years, settlements or adjustments to tax positions of prior years and the lapse of applicable statutes of limitations, with respect to certain issues.

6.	Variable Interest Entities

(PPL and PPL Energy Supply)

In December 2001, a subsidiary of PPL Energy Supply entered into a $455 million operating lease arrangement, as lessee, for the development, construction and operation of a gas-fired combined-cycle generation facility located in Lower Mt. Bethel Township, Northampton County, Pennsylvania.  This generation facility had a total capacity (winter rating) of 628 MW at March 31, 2010.  The owner/lessor of this generation facility, LMB Funding, LP, was created to own/lease the facility and incur the related financing costs.  The initial lease term commenced on the date of commercial operation, which occurred in May 2004, and ends in December 2013.  Under a residual value guarantee, if the generation facility is sold at the end of the lease term and the cash proceeds from the sale are less than the original acquisition cost, the subsidiary of PPL Energy Supply is obligated to pay up to 70.52% of the original acquisition cost.  This residual value guarantee protects the other variable interest holders from losses related to their investments.  LMB Funding, LP cannot extend or cancel the lease or sell the facility without the prior consent of the PPL Energy Supply subsidiary.  As a result, LMB Funding, LP was determined to be a VIE and the subsidiary of PPL Energy Supply was considered the primary beneficiary that consolidates this VIE.

The lease financing, which includes $437 million of "Long-term Debt" and $18 million of "Noncontrolling Interests" at March 31, 2010, is secured by, among other things, the generation facility, the carrying amount of which is disclosed on the Balance Sheets.  The debt matures at the end of the initial lease term.  As a result of the consolidation, PPL and PPL Energy Supply have recorded interest expense in lieu of rent expense.  For the three months ended March 31, 2010 and 2009, additional depreciation on the generation facility of $4 million and $3 million also was recorded.

7.	Financing Activities

Credit Arrangements and Short-term Debt

(PPL and PPL Energy Supply)

PPL Energy Supply had the following credit facilities in place at March 31, 2010:

	Expiration Date	Capacity	Borrowed (a)	Letters of Credit Issued	Unused Capacity

PPL Energy Supply Domestic Credit Facilities
364-day Syndicated Credit Facility (b)	Sept-10	$400			$400
5-year Structured Credit Facility (c)	Mar-11	300	n/a	$282	18
5-year Syndicated Credit Facility (d)	June-12	3,225	$285	474	2,466
3-year Bilateral Credit Facility (e)	Mar-13	200	n/a	4	196
Total PPL Energy Supply Domestic Credit Facilities		$4,125	$285	$760	$3,080

WPD Credit Facilities
WPDH Limited 5-year Syndicated Credit Facility (f)	Jan-13	£150	£148	n/a	£2
WPD (South West) 3-year Syndicated Credit Facility (g)	July-12	210	42	n/a	168
Uncommitted Credit Facilities (h)		64	14	£3	47
Total WPD Credit Facilities (i)		£424	£204	£3	£217

(a)	Amounts borrowed are recorded as "Short-term debt" on the Balance Sheets.

(b)
Under this facility, PPL Energy Supply has the ability to make cash borrowings and to request the lenders to issue up to $200 million of letters of credit.  Borrowings generally bear interest at LIBOR-based rates plus a spread, depending upon the company's public debt rating.

(c)
Under this facility, PPL Energy Supply has the ability to request the lenders to issue letters of credit but cannot make cash borrowings.  PPL Energy Supply's obligations under this facility are supported by a $300 million letter of credit issued on PPL Energy Supply's behalf under a separate, but related, $300 million five-year credit agreement, also expiring in March 2011.

(d)
Under this facility, PPL Energy Supply has the ability to make cash borrowings and to request the lenders to issue letters of credit.  Borrowings generally bear interest at LIBOR-based rates plus a spread, depending upon the company's public debt rating.  The borrowing outstanding at March 31, 2010 bears interest at 0.84%.

(e)
In March 2010, PPL Energy Supply's 364-day $200 million bilateral credit facility was amended.  The amendment included extending the expiration date to March 2013, thereby making it a three-year facility, and setting related fees based on the company's public debt rating.  Under this facility, PPL Energy Supply can request the bank to issue letters of credit but cannot make cash borrowings.

(f)
Under this facility, WPDH Limited has the ability to make cash borrowings but cannot request the lenders to issue letters of credit.  Borrowings under this facility bear interest at LIBOR-based rates plus a spread, depending on the company's public debt rating.  The cash borrowings outstanding at March 31, 2010 were comprised of a USD-denominated borrowing of $181 million, which equated to £123 million at the time of borrowing and bears interest at approximately 0.937%, and GBP-denominated borrowings in an aggregate of £25 million, which bear interest at a weighted-average rate of approximately 1.23%.

(g)
Under this facility, WPD (South West) has the ability to make cash borrowings but cannot request the lenders to issue letters of credit.  Borrowings under this facility bear interest at LIBOR-based rates plus a margin.  The borrowing outstanding at March 31, 2010 bears interest at approximately 3.03%.

(h)	The weighted-average interest rate on the borrowings outstanding under these facilities was 1.43% at March 31, 2010.

(i)
The total reported amount borrowed under WPD's credit facilities equated to approximately $304 million at March 31, 2010.  In March 2010, WPD repaid £58 million (which equated to $87 million at the time of repayment) of short-term debt with proceeds received from the issuance of long-term debt.  Although financial information of foreign subsidiaries is recorded on a one-month lag, the repayment of short-term debt is reflected in the financial statements for the quarter ended March 31, 2010.  See "Long-term Debt and Equity Securities" below for further discussion.

(PPL and PPL Electric)

PPL Electric had the following credit facilities in place at March 31, 2010:

	Expiration Date	Capacity	Borrowed	Letters of Credit Issued	Unused Capacity

5-year Syndicated Credit Facility (a)	May-12	$190		$6	$184
Asset-backed Credit Facility (b)	Jul-10	150		n/a	150
Total PPL Electric Credit Facilities		$340		$6	$334

(a)
Under this facility, PPL Electric has the ability to make cash borrowings and to request the lenders to issue letters of credit.  Borrowings generally bear interest at LIBOR-based rates plus a spread, depending upon the company's public debt rating.

(b)
PPL Electric participates in an asset-backed commercial paper program through which PPL Electric obtains financing by selling and contributing its eligible accounts receivable and unbilled revenue to a special purpose, wholly owned subsidiary on an ongoing basis.  The subsidiary has pledged these assets to secure loans from a commercial paper conduit sponsored by a financial institution.  The subsidiary's borrowing costs under the credit facility vary based on the commercial paper conduit's actual cost to issue commercial paper that supports the debt.

At March 31, 2010 and December 31, 2009, $272 million and $223 million of accounts receivable and $118 million and $192 million of unbilled revenue were pledged by the subsidiary under the credit agreement related to PPL Electric's and the subsidiary's participation in the asset-backed commercial paper program.  Based on the accounts receivable and unbilled revenue pledged, $150 million was available for borrowing at March 31, 2010.  PPL Electric's sale to its subsidiary of the accounts receivable and unbilled revenue is an absolute sale of the assets, and PPL Electric does not retain an interest in these assets.  However, for financial reporting purposes, the subsidiary's financial results are consolidated in PPL Electric's financial statements.  PPL Electric performs certain record-keeping and cash collection functions with respect to the assets in return for a servicing fee from the subsidiary.

PPL Electric maintains a commercial paper program for up to $200 million to provide an additional financing source to fund its short-term liquidity needs, if and when necessary.  Commercial paper issuances are supported by PPL Electric's five-year syndicated credit facility, which expires in May 2012, based on available capacity.  PPL Electric had no commercial paper outstanding at March 31, 2010.

Committed Acquisition Financing (PPL)

See Note 19 for information on the commitment to provide to PPL Capital Funding an unsecured bridge facility entered into in April 2010 for up to $6.5 billion to support PPL's pending acquisition of E.ON U.S.

Long-term Debt and Equity Securities

(PPL and PPL Energy Supply)

In March 2010, WPD (South Wales) and WPD (South West) each issued £200 million of 5.75% Notes due 2040 (Notes).  The combined debt issuance of £400 million equated to $603 million at the time of issuance, of which WPD received proceeds of £394 million (which equated to $593 million), net of discounts and underwriting fees.  The proceeds have been or will be used for general corporate purposes, including repayment of short-term debt, prepayment of certain pension contributions and funding of capital expenditures.  See Note 9 for further discussion of pension contributions.

The Notes may be redeemed any time prior to maturity in whole, but not in part, at the option of each issuer at make-whole redemption prices.  Additionally, the Notes may be put by the holders back to the issuer for redemption if the long-term credit ratings assigned to the Notes by Moody's, S&P or Fitch are withdrawn by any of the rating agencies or reduced to a non-investment grade rating of Ba1 or BB+ in connection with a restructuring event.  A restructuring event includes the loss of, or a material adverse change to, the distribution license under which WPD (South Wales) and WPD (South West) operate.

Although financial information of foreign subsidiaries is recorded on a one-month lag, the March 2010 issuance of the Notes, and the related repayment of £58 million of short-term debt (which equated to $87 million at the time of repayment), are reflected in the financial statements for the quarter ended March 31, 2010 due to the materiality of the issuance of the Notes.

(PPL and PPL Electric)

In April 2010, PPL Electric redeemed all five series of its outstanding preferred stock, with a par value in the aggregate of $51 million, for $54 million, plus accumulated dividends.  The preferred stock was reflected on PPL's Balance Sheets in "Noncontrolling Interests" as of March 31, 2010 and December 31, 2009.  The redeemed shares are no longer outstanding and represent only the right to receive the applicable redemption price.  The premium of $3 million will reduce "Net Income Attributable to PPL Corporation" on PPL's Statement of Income and "Net Income Available to PPL" on PPL Electric's Statement of Income during the second quarter of 2010.

Legal Separateness (PPL, PPL Energy Supply and PPL Electric)

The subsidiaries of PPL are separate legal entities.  PPL's subsidiaries are not liable for the debts of PPL.  Accordingly, creditors of PPL may not satisfy their debts from the assets of the subsidiaries absent a specific contractual undertaking by a subsidiary to pay PPL's creditors or as required by applicable law or regulation.  Similarly, absent a specific contractual undertaking or as required by applicable law or regulation, PPL is not liable for the debts of its subsidiaries.  Accordingly, creditors of PPL's subsidiaries may not satisfy their debts from the assets of PPL absent a specific contractual undertaking by PPL to pay the creditors of its subsidiaries or as required by applicable law or regulation.

Similarly, the subsidiaries of PPL Energy Supply and PPL Electric are separate legal entities.  These subsidiaries are not liable for the debts of PPL Energy Supply and PPL Electric.  Accordingly, creditors of PPL Energy Supply and PPL Electric may not satisfy their debts from the assets of their subsidiaries absent a specific contractual undertaking by a subsidiary to pay the creditors or as required by applicable law or regulation.  In addition, absent a specific contractual undertaking or as required by applicable law or regulation, PPL Energy Supply and PPL Electric are not liable for the debts of their subsidiaries.  Accordingly, creditors of these subsidiaries may not satisfy their debts from the assets of PPL Energy Supply or PPL Electric absent a specific contractual undertaking by that parent to pay the creditors of its subsidiaries or as required by applicable law or regulation.

Distributions and Capital Contributions

(PPL)

In February 2010, PPL announced an increase to its quarterly common stock dividend, effective April 1, 2010, to 35.0 cents per share (equivalent to $1.40 per annum).  Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, cash flows, financial requirements and other factors.

(PPL Energy Supply)

During the three months ended March 31, 2010, PPL Energy Supply distributed $162 million to its parent company, PPL Energy Funding.

(PPL Electric)

During the three months ended March 31, 2010, PPL Electric paid common stock dividends of $17 million to PPL.

8.	Acquisitions, Development and Divestitures

(PPL, PPL Energy Supply and PPL Electric)

PPL and its subsidiaries continuously evaluate strategic options and, from time to time, PPL and its subsidiaries negotiate with third parties regarding acquisitions and dispositions of businesses and assets, joint ventures and development projects, which may or may not result in definitive consummated transactions.  Any such transactions may impact future financial results.

Domestic

Pending Acquisition (PPL)

See Note 19 for information on PPL's April 2010 announcement of its pending acquisition of E.ON U.S., a limited liability company engaged, through its public utility subsidiaries LG&E and KU, in the generation, transmission, distribution and sale of electricity and the distribution and sale of natural gas, primarily in Kentucky.

Development

(PPL and PPL Energy Supply)

PPL Energy Supply applied for DOE loan guarantees for the 125 MW Holtwood expansion project and, through its subsidiary PPL Montana, for the 28 MW Rainbow redevelopment project.  In April 2010, PPL Energy Supply and PPL Montana notified the DOE that they were withdrawing their applications for both projects citing improvements in the financial markets.

In 2008, a PPL subsidiary submitted a COLA to the NRC for the proposed Bell Bend nuclear generating unit (Bell Bend) to be built adjacent to PPL's Susquehanna plant.  Also in 2008, the COLA was formally docketed and accepted for review by the NRC.  The NRC continues to review the COLA.  In 2009, the NRC published its official review schedule that culminates with issuance of Bell Bend's final safety evaluation report in 2012, after which public hearings will be held before Bell Bend's license can be issued.

In 2008, a PPL subsidiary submitted Parts I and II of an application for a federal loan guarantee for Bell Bend to the DOE.  In 2009, the DOE announced that it was working to finalize loan guarantees related to four projects, none of which was Bell Bend.  None of the ten applicants who submitted Part II applications has been formally eliminated by the DOE; however, the DOE has stated that the $18.5 billion currently appropriated to support new nuclear projects would not likely be enough for more than four projects.  A PPL subsidiary submits quarterly application updates for Bell Bend to the DOE to remain active in the loan application process.

The President's proposed budget for fiscal year 2011 includes an additional $36 billion of loan guarantees for nuclear projects.  If this increased loan guarantee authorization is approved, PPL believes that Bell Bend could be a candidate for a share of such additional guarantees.  However, PPL has made no decision to proceed with construction of Bell Bend and expects that such decision will not be made for several years given the anticipated lengthy NRC license approval process.  Additionally, PPL has announced that it does not expect to proceed with construction absent a joint arrangement with other interested parties and a federal loan guarantee or other acceptable financing.  PPL and its subsidiaries are currently authorized by PPL's Board of Directors to spend up to $111 million on the COLA and other permits necessary for construction.  At March 31, 2010 and December 31, 2009, $81 million and $77 million of costs associated with the licensing application were capitalized and are included in noncurrent "Other intangibles" on the Balance Sheets.  PPL believes it is probable that these costs are ultimately recoverable following approval by the NRC either through construction of the new nuclear unit, transfer of the COLA rights to a joint venture, or sale of the COLA rights to another party.

(PPL and PPL Electric)

In 2007, PJM directed the construction of a new 150-mile, 500-kilovolt transmission line between the Susquehanna substation in Pennsylvania and the Roseland substation in New Jersey that it identified as essential to long-term reliability of the mid-Atlantic electricity grid.  PJM determined that the line is needed to prevent potential overloads that could occur in the next decade on several existing transmission lines in the interconnected PJM system.  PJM has directed PPL Electric to construct the portion of the Susquehanna-Roseland line in Pennsylvania and has directed Public Service Electric & Gas Company to construct the portion of the line in New Jersey, in each case by June 1, 2012.  PPL Electric's estimated share of the project costs is approximately $500 million.

This project is pending certain regulatory approvals.  PPL Electric has identified the approximately 100-mile route for the Pennsylvania portion of the line.  In February 2010, the PUC and the New Jersey Board of Public Utilities approved the project.  In addition, both companies are working with the National Park Service to obtain any approvals that may be required to route the line through the Delaware Water Gap National Recreation Area.  The National Park Service has stated that its review will not be complete until 2012.  PPL Electric cannot predict the ultimate outcome or timing of the National Park Service approval.  PPL Electric anticipates the delays in the approval process will delay the in-service date to after 2013.  PPL Electric also cannot predict what action, if any, PJM might take in the event of a delay to its scheduled in-service date for the new line.

Discontinued Operations

(PPL and PPL Energy Supply)

Sale of Long Island Generation Business

In February 2010, PPL Energy Supply completed the sale of the Long Island generation business, which was included in the Supply segment.  The definitive sales agreement included provisions that reduced the $135 million purchase price monthly commencing September 1, 2009.  After adjusting for these closing provisions, proceeds from the sale approximated $124 million.  In addition to impairments recorded in 2009, PPL Energy Supply recorded a loss on the sale of $3 million during the three months ended March 31, 2010 due to these provisions.  This loss had no significant impact on earnings, as such amount was substantially offset by tolling revenues from the Long Island generation assets.  This loss is included in "Income from Discontinued Operations (net of income taxes)" on the Statement of Income.

The tolling agreements related to these plants, which were accounted for as containing leases, were transferred to the new owner upon completion of the sale.

Following are the components of Discontinued Operations in the Statements of Income.

	Three Months Ended March 31,
	2010		2009

Operating revenues		$4	$6
Operating expenses (a)		4	1
Operating income			5
Interest expense (b)			1
Income before income taxes			4
Income taxes			2
Income from Discontinued Operations	$		$2

(a)	2010 includes the $3 million loss on the sale of the business.
(b)	Represents allocated interest expense based upon debt attributable to PPL's Long Island generation business.

Upon completion of the sale, $41 million of PP&E and an $86 million net investment in a direct-financing lease, which had been classified as held for sale, were removed from the Balance Sheet.

Sale of Maine Hydroelectric Generation Business

In 2004, PPL Maine entered into an agreement with a coalition of government agencies and private groups to sell three of its hydroelectric facilities in Maine.  Under the agreement, a non-profit organization designated by the coalition received a five-year option to purchase the hydroelectric facilities for $25 million and, if the option was exercised, PPL Maine would receive rights to increase energy output at its other Maine hydroelectric facilities.  The coalition announced plans to remove or bypass the subject facilities to restore runs of Atlantic salmon and other migratory fish to the Penobscot River.  In 2008, the coalition notified PPL Maine of its intent to exercise the purchase option.  The agreement requires updates to its representations and warranties, and is subject to approvals by the FERC and other regulatory agencies.  Also in 2008, PPL Maine and the coalition requested the FERC, the U.S. Army Corps of Engineers and the Maine DEP to approve the transfer of ownership of the three facilities.  Certain of these required approvals have been obtained, but PPL Energy Supply cannot predict whether or when all of them will be obtained.  As a result, these three Maine hydroelectric facilities did not meet the held for sale criteria at March 31, 2010.

Indirectly related to the above potential sale, in November 2009 PPL Energy Supply completed the sale of the majority of PPL Maine's hydroelectric generation business, which was included in the Supply segment, for $81 million in cash, adjusted for working capital.  The assets sold in this transaction included five hydroelectric facilities and PPL Energy Supply's 50% equity interest in a sixth hydroelectric facility, which had been accounted for as an equity investment, as well as the rights to increase energy output at these facilities if the potential sale of the three other hydroelectric facilities (discussed above) is completed.  Upon completion of the sale of the three other hydroelectric facilities noted above, PPL Energy Supply will receive $14 million in contingent consideration, provided such sale is completed on or before November 1, 2013.

Following are the components of Discontinued Operations in the Statements of Income.

Three Months Ended March 31, 2009

Operating revenues	$2
Operating expenses	1
Operating income	1
Other income - net	1
Income before income taxes	2
Income taxes	1
Income from Discontinued Operations	$1

9.	Defined Benefits

(PPL and PPL Energy Supply)

Net periodic defined benefit costs (credits) were:

	Three Months Ended March 31,
	Pension Benefits				Other Postretirement Benefits
	U.S.		U.K.
	2010	2009	2010	2009	2010	2009
PPL
Service cost	$15	$15	$5	$2	$2	$1
Interest cost	37	36	39	37	7	7
Expected return on plan assets	(44)	(42)	(50)	(45)	(5)	(4)
Amortization of:
Transition (asset) obligation		(1)			2	2
Prior service cost	5	5	1	1	2	2
Actuarial loss	1	1	12	1	1	1
Net periodic defined benefit costs (credits) prior to termination benefits	14	14	7	(4)	9	9
Termination benefits (a)		9
Net periodic defined benefit costs (credits)	$14	$23	$7	$(4)	$9	$9

PPL Energy Supply
Service cost	$1	$1	$5	$2
Interest cost	2	2	39	37
Expected return on plan assets	(2)	(2)	(50)	(45)
Amortization of:
Prior service cost			1	1
Actuarial loss	1	1	12	1
Net periodic defined benefit costs (credits)	$2	$2	$7	$(4)

(a)	Relates to 2009 workforce reductions. See "Separation Benefits" below for additional information.

(PPL Energy Supply and PPL Electric)

In addition to the specific plans it sponsors, PPL Energy Supply is also allocated costs of defined benefit plans sponsored by PPL Services, based on their participation in those plans.  PPL Electric does not directly sponsor any defined benefit plans.  PPL Electric was allocated costs of defined benefit plans sponsored by PPL Services, based on its participation in those plans.  PPL Services allocated the following amounts to PPL Energy Supply and PPL Electric, including amounts applied to accounts that are further distributed between capital and expense.

	Three Months Ended March 31,
	2010	2009

PPL Energy Supply	$9	$8
PPL Electric	7	7

(PPL and PPL Energy Supply)

Expected Cash Flows - U.K. Pension Plans

During the three months ended March 31, 2010, WPD contributed $22 million to its principal pension scheme.  Additional pension contributions of $198 million will be recorded during the second quarter of 2010.  In total, pension contributions are estimated to be $228 million in 2010.  These additional contributions are being made to prepay future contribution requirements.

Effective April 1, 2010, WPD's primary pension plan will be closed to most new employees, except for those meeting specific grandfathered participation rights.  New employees not eligible to participate in the plan will be offered benefits under a defined contribution plan.

(PPL, PPL Energy Supply and PPL Electric)

Separation Benefits

In February 2009, PPL announced workforce reductions that resulted in the elimination of approximately 200 management and staff positions across PPL's domestic operations, or approximately 6% of PPL's non-union, domestic workforce.  The charges noted below consisted primarily of enhanced pension and severance benefits under PPL's Pension Plan and Separation Policy and were recorded to "Other operation and maintenance" expense on the Statement of Income.

As a result of the workforce reductions, PPL recorded a charge of $22 million ($13 million after tax) for the three months ended March 31, 2009.

PPL Energy Supply eliminated approximately 50 management and staff positions and recorded a charge of $13 million ($8 million after tax) for the three months ended March 31, 2009.  Included in this charge was $8 million ($4 million after tax) of allocated costs associated with the elimination of employees of PPL Services.

PPL Electric eliminated approximately 50 management and staff positions and recorded a charge of $9 million ($5 million after tax) for the three months ended March 31, 2009.  Included in this charge was $3 million ($1 million after tax) of allocated costs associated with the elimination of employees of PPL Services.

Health Care Reform

In March 2010, Health Care Reform was signed into law.  Many provisions of Health Care Reform do not take effect for an extended period of time, and most will require the publication of implementing regulations and/or issuance of program guidelines.

Beginning in 2013, provisions within Health Care Reform eliminated the tax deductibility of retiree health care costs to the extent of federal subsidies received by plan sponsors that provide retiree prescription drug benefits equivalent to Medicare Part D Coverage.  As a result, in the first quarter of 2010:

•	PPL decreased deferred tax assets by $13 million, increased regulatory assets by $9 million, increased deferred tax liabilities by $4 million and recorded income tax expense of $8 million;
•	PPL Energy Supply decreased deferred tax assets by $5 million and recorded income tax expense of $5 million; and
•	PPL Electric decreased deferred tax assets by $5 million, increased regulatory assets by $9 million and increased deferred tax liabilities by $4 million.

Other provisions within Health Care Reform that could apply to PPL and it subsidiaries include:

•	an excise tax, beginning in 2018, imposed on high-cost plans providing health coverage that exceeds certain thresholds;
•	a requirement to extend dependent coverage up to age 26; and
•	broadening the eligibility requirements under the Federal Black Lung Act.

PPL and its subsidiaries continue to evaluate these and other potential future impacts of Health Care Reform on their benefit programs, but at this time cannot predict the significance of these impacts.

10.	Commitments and Contingencies

Energy Purchases, Energy Sales and Other Commitments

Energy Purchase Commitments

(PPL and PPL Energy Supply)

PPL and PPL Energy Supply enter into long-term purchase contracts to supply the fuel requirements for generation facilities.  These contracts include commitments to purchase coal, emission allowances, limestone, natural gas, oil and nuclear fuel.  These long-term contracts extend through 2019, with the exception of a limestone contract that extends through 2030.  PPL and PPL Energy Supply also enter into long-term contracts for the storage and transportation of natural gas.  The long-term natural gas storage contracts extend through 2015, and the long-term natural gas transportation contracts extend through 2032.  Additionally, PPL and PPL Energy Supply have entered into long-term contracts to purchase power that extend through 2017, with the exception of long-term power purchase agreements for the full output of two wind farms that extend through 2027.

(PPL and PPL Electric)

From 2007 through 2009 PPL Electric conducted six competitive solicitations to purchase PLR supply in 2010 for customers who do not choose an alternative supplier.

In October 2009, PPL Electric purchased 2010 supply for fixed-price default service to large commercial and large industrial customers who elect to take that service.  In November 2009, PPL Electric purchased supply to provide hourly default service to large commercial and industrial customers in 2010.

In June 2009, the PUC approved PPL Electric's plan to purchase its PLR supply for January 2011 through May 2013.  Through April 2010, PPL Electric has conducted four of its 14 planned competitive solicitations.  The solicitations include a mix of long-term and short-term purchases for customer supply, including contracts for load-following, spot, block and alternative energy credits.

(PPL Energy Supply and PPL Electric)

See Note 11 for information on the power supply agreements between PPL EnergyPlus and PPL Electric.

Energy Sales Commitments

(PPL and PPL Energy Supply)

In connection with its marketing activities or hedging strategy for its power plants, PPL Energy Supply has entered into long-term power sales contracts that extend through 2023, excluding a long-term retail sales agreement for the full output from a solar generator that extends through 2035.  All long-term contracts were executed at prices approximating market prices at the time of execution.

(PPL Energy Supply and PPL Electric)

See Note 11 for information on the power supply agreements between PPL EnergyPlus and PPL Electric.

PPL Montana Hydroelectric License Commitments (PPL and PPL Energy Supply)

PPL Montana owns and operates 11 hydroelectric facilities and one storage reservoir licensed by the FERC under long-term licenses pursuant to the Federal Power Act.  Pursuant to Section 8(e) of the Federal Power Act, the FERC approved the transfer from Montana Power to PPL Montana of all pertinent licenses and any amendments in connection with the Montana Asset Purchase Agreement.

The Kerr Dam Project license (50-year term) was jointly issued by the FERC to Montana Power and the Confederated Salish and Kootenai Tribes of the Flathead Reservation in 1985, and requires Montana Power to hold and operate the project for 30 years (to 2015).  The license requires Montana Power and PPL Montana, as successor to Montana Power, to continue to implement a plan to mitigate the impact of the Kerr Dam on fish, wildlife and their habitats.  Under this arrangement, PPL Montana has a remaining commitment to spend $12 million between 2010 and 2015, in addition to the annual rent it pays to the tribes.  Between 2015 and 2025, the tribes have the option to purchase, hold and operate the project for the remainder of the license term, which expires in 2035.  PPL Montana cannot predict if and when this option will be exercised.

PPL Montana entered into two Memoranda of Understanding (MOUs) with state, federal and private entities related to the issuance in 2000 of the FERC renewal license for the nine dams for the Missouri-Madison project.  The MOUs are periodically updated and renewed and require PPL Montana to implement plans to mitigate the impact of its projects on fish, wildlife and their habitats, and to increase recreational opportunities.  The MOUs were created to maximize collaboration between the parties and enhance the possibility to receive matching funds from relevant federal agencies.  Under these arrangements, PPL Montana has a remaining commitment to spend $35 million between 2010 and 2040.

Legal Matters

(PPL, PPL Energy Supply and PPL Electric)

PPL and its subsidiaries are involved in legal proceedings, claims and litigation in the ordinary course of business.  PPL and its subsidiaries cannot predict the outcome of such matters, or whether such matters may result in material liabilities.

(PPL and PPL Energy Supply)

Montana Power Shareholders' Litigation

In August 2001, a purported class-action lawsuit was filed by a group of Montana Power shareholders against Montana Power, the directors of Montana Power, certain advisors and consultants of Montana Power, and PPL Montana.  The plaintiffs allege, among other things, that Montana Power failed to obtain shareholder approval for the sale of Montana Power's generation assets to PPL Montana in 1999, and that the sale was null and void.  Among the remedies sought by the plaintiffs is the establishment of a "resulting and/or constructive trust" on both the generation assets and all profits earned by PPL Montana from the generation assets, plus interest on the amounts subject to the trust.  This lawsuit is pending in the U.S. District Court of Montana, Butte Division.  Settlement discussions resumed in June 2009.  A proposed settlement of this lawsuit has been reached under which plaintiffs will receive approximately $115 million but PPL Montana would not be required to pay any portion of the settlement amount.  The proposed settlement was filed with the judge in November 2009 and is pending court approval.  PPL and PPL Energy Supply cannot predict the outcome of this matter.

Montana Hydroelectric Litigation

In November 2004, PPL Montana, Avista Corporation (Avista) and PacifiCorp commenced an action for declaratory judgment in Montana First Judicial District Court seeking a determination that no lease payments or other compensation for their hydroelectric facilities' use and occupancy of streambeds in Montana can be collected by the State of Montana.  This request was brought following the dismissal on jurisdictional grounds of the State of Montana's federal lawsuit seeking such payments or compensation in the U.S. District Court of Montana, Missoula Division.  The State's federal lawsuit was founded on allegations that the beds of Montana's navigable rivers became state-owned trust property upon Montana's admission to statehood, and that the use of them for placement of dam structures, affiliated structures and reservoirs should, under a 1931 regulatory scheme enacted after all but one of the dams in question were constructed, trigger lease payments for use of land beneath.  In July 2006, the Montana state court approved a stipulation by the State of Montana that it is not seeking lease payments or other compensation from PPL Montana for the period prior to PPL Montana's December 1999 acquisition of the hydroelectric facilities.

In June and October 2007, Pacificorp and Avista, respectively, entered into settlement agreements with the State of Montana providing, in pertinent part, that each company would make prospective lease payments of $50,000 and $4 million per year for use of the State's navigable streambed (adjusted annually for inflation and subject to other future adjustments).  Under these settlement agreements, the future annual payments resolved the State's claims for both past and future compensation.

In the October 2007 trial of this matter, the State of Montana asserted that PPL Montana should make a prospective lease payment for use of the State's streambeds of $6 million per year (adjusted annually for inflation) and a retroactive compensation payment for the 2000-2006 period (including interest) of $41 million.  PPL Montana vigorously contested both such assertions.

In June 2008, the Montana District Court issued a decision awarding compensation of approximately $34 million for prior years and approximately $6 million for 2007 compensation.  The Montana District Court also deferred the determination of compensation for 2008 and future years to the Montana State Land Board.

In October 2008, PPL Montana filed an appeal of the decision to the Montana Supreme Court and a stay of judgment, including a stay of the Land Board's authority to assess compensation for 2008 and future periods.  In March 2010, the Montana Supreme Court substantially affirmed the June 2008 Montana District Court decision.  As a result of this decision, PPL Montana recorded a pre-tax charge of $56 million ($34 million after tax or $0.09 per share, basic and diluted, for PPL), related to compensation for the first quarter of 2010 and prior years.  Rentals were estimated for periods subsequent to 2007; such amounts may differ from amounts ultimately determined by the Montana State Land Board.  The portion of the pre-tax charge that related to prior years totaled $54 million ($32 million after tax).  The pre-tax charge recorded on the Statement of Income was $49 million in "Other operation and maintenance" and $7 million in "Interest Expense".  PPL Montana's total loss accrual at March 31, 2010 was $65 million.  PPL Montana is evaluating its next steps in this matter.

PJM/MISO Billing Dispute (PPL, PPL Energy Supply and PPL Electric)

In 2009, PJM reported that it had discovered a modeling error in the market-to-market power flow calculations between PJM and the Midwest ISO (MISO).  The error was a result of incorrect modeling of certain generation resources that have an impact on power flows across the PJM/MISO border.  Informal settlement discussions on this issue terminated in March 2010.  Also in March 2010, MISO filed two complaints with the FERC about the modeling error and related matters with a demand for $130 million of principal plus interest in compensation.  In April 2010, PJM filed answers to the complaints and filed a related complaint against MISO.  In its answers and its complaint, PJM denies that any compensation is due to MISO and seeks recovery in excess of $25 million from MISO for alleged violations by MISO regarding market-to-market power flow calculations.  PPL participates in markets in both PJM and MISO.  The amount and timing of any payments by PJM to MISO or by MISO to PJM relating to these modeling errors is uncertain, as is the method by which PJM or MISO would allocate any such payments to PJM and MISO participants.  PPL cannot predict the outcome of this matter; however, the impact on PPL subsidiaries is not expected to be material.

Regulatory Issues

Pennsylvania Activities (PPL and PPL Electric)

For several years, PPL and PPL Electric have worked with Pennsylvania legislators, regulators and others to develop programs to help customers transition to market rates after 2009, including rate mitigation, educational and energy conservation programs.  Two such plans were approved by the PUC.  Under the first plan, residential and small commercial customers could elect to pay additional amounts with their electric bills from mid-2008 through 2009, with such additional amounts, plus accrued interest of 6%, applied to their 2010 and 2011 electric bills.  Approximately 123,000 customers enrolled in the program, and at March 31, 2010, PPL Electric has recorded a liability of $30 million related to this activity.  Under the second plan, eligible residential and eligible small-business customers could elect to defer payment of any increase greater than 25% in their 2010 electric bills.  Deferred amounts, plus 6% interest, will be paid by customers over a one- or two-year period, depending on their electricity use.  All deferrals will be paid by the end of 2012.  The deferred amounts recorded to date are insignificant.

Act 129 requires electric utilities to meet specified goals for reduction in customer electricity usage and peak demand by specified dates.  Utilities not meeting the requirements of Act 129 are subject to significant penalties.

Under Act 129, Electric Distribution Companies (EDCs) must develop and file an energy efficiency and conservation plan (EE&C Plan) with the PUC and contract with conservation service providers to implement all or a portion of the EE&C Plan.  Act 129 requires EDCs to cause reduced electricity consumption of 1% by 2011 and 3% by 2013, and reduced peak demand of 4.5% by 2013.  EDCs will be able to recover the costs (capped at 2% of the EDC's 2006 revenue) of implementing their EE&C Plans.  In October 2009, the PUC approved PPL Electric's EE&C Plan.  The plan includes 14 programs, all of which are voluntary for customers.  The plan includes a proposed rate mechanism for recovery of all costs incurred by PPL Electric to implement the plan.

Act 129 also requires installation of smart meters for new construction, upon the request of consumers at their cost, or on a depreciation schedule not exceeding 15 years.  Under Act 129, EDCs will be able to recover the costs of providing smart metering technology.  In August 2009, PPL Electric filed its proposed smart meter technology procurement and installation plan with the PUC.  All of PPL Electric's metered customers currently have smart meters installed at their service locations and PPL Electric's current advanced metering technology generally satisfies the requirements of Act 129 and does not need to be replaced.  PPL Electric's smart meter plan proposes to study, test and pilot applications to enhance and expand smart meter capabilities.  PPL Electric estimates these studies will cost approximately $62 million over the next five years.  PPL Electric has proposed a rate mechanism for recovery of these costs.  In April 2010, the PUC adopted a motion to approve PPL Electric's smart meter plan, with several modifications.  The PUC has not yet issued its order.  PPL Electric will submit a filing to comply with the requirements of the order when finalized.

Act 129 also requires the default service provider (DSP) to provide electric generation supply service to customers pursuant to a PUC-approved competitive procurement plan through auctions, requests for proposal and bilateral contracts at the sole discretion of the DSP.  Act 129 requires a mix of spot market purchases, short-term contracts and long-term contracts (4 to 20 years, with long-term contracts limited to up to 25% of the load unless otherwise approved by the PUC).  The DSP will be able to recover the costs associated with a competitive procurement plan.

Under Act 129, the DSP competitive procurement plan must ensure adequate and reliable service "at least cost to customers" over time.  Act 129 grants the PUC authority to extend long-term power contracts up to 20 years, if necessary, to achieve the "least cost" standard.  The PUC has approved PPL Electric's procurement plan for the period January 1, 2011 through May 31, 2013, and PPL Electric has begun purchasing under that plan.

California ISO and Western U.S. Markets (PPL and PPL Energy Supply)

Through its subsidiaries, PPL made $18 million of sales to the California ISO during the period October 2000 through June 2001, $17 million of which has not been paid to PPL subsidiaries.  Given the myriad of electricity supply problems faced by California electric utilities and the California ISO, PPL cannot predict whether or when it will receive payment.  At March 31, 2010, PPL continues to be fully reserved for non-payment for these sales.

Regulatory proceedings arising out of the California electricity supply controversy have been filed with the FERC.  The FERC has determined that all sellers of energy into markets operated by the California ISO and the California Power Exchange, including PPL Montana, should be subject to refund liability for the period beginning October 2, 2000 through June 20, 2001, but the FERC has not yet ruled on the exact amounts that the sellers, including PPL Montana, would be required to refund.  In decisions in September 2004 and August 2006, the U.S. Court of Appeals for the Ninth Circuit held that the FERC had the additional legal authority to order refunds for periods prior to October 2, 2000, and ordered the FERC to determine whether or not it would be appropriate to grant such additional refunds.  In February 2008, the FERC initiated proceedings to determine whether it would be appropriate to grant additional refunds.  In November 2009, the FERC issued an order scheduling evidentiary hearings in 2010 on such refunds but has suspended certain of these proceedings and instituted settlement procedures.

In June 2003, the FERC took several actions as a result of a number of related investigations.  The FERC terminated proceedings to consider whether to order refunds for spot market bilateral sales made in the Pacific Northwest, including sales made by PPL Montana, during the period December 2000 through June 2001.  In August 2007, the U.S. Court of Appeals for the Ninth Circuit reversed the FERC's decision and ordered the FERC to consider additional evidence.  The FERC also commenced additional investigations relating to "gaming" and bidding practices during 2000 and 2001, but neither PPL EnergyPlus nor PPL Montana believes it is a subject of these investigations.

In February 2004, the Montana Public Service Commission initiated a limited investigation of the Montana retail electricity market for the years 2000 and 2001, focusing on how that market was affected by transactions involving the possible manipulation of the electricity grid in the western U.S.  The investigation includes all public utilities and licensed electricity suppliers in Montana, including PPL Montana, as well as other entities that may possess relevant information.  In June 2004, the Montana Attorney General served PPL Montana and more than 20 other companies with subpoenas requesting documents, and PPL Montana has provided responsive documents to the Montana Attorney General.

While PPL and its subsidiaries believe that they have not engaged in any improper trading or marketing practices affecting the California and western markets, PPL cannot predict the outcome of the above-described investigations, lawsuits and proceedings or whether any PPL subsidiaries will be the target of any additional governmental investigations or named in other lawsuits or refund proceedings.

PJM RPM Litigation (PPL, PPL Energy Supply and PPL Electric)

In May 2008, a group of state public utility commissions, state consumer advocates, municipal entities and electric cooperatives, industrial end-use customers and a single electric distribution company (collectively, the RPM Buyers) filed a complaint before the FERC objecting to the prices for capacity under the PJM Reliability Pricing Model (RPM) that were set in the 2008-09, 2009-10 and 2010-11 RPM base residual auctions.  The RPM Buyers requested that the FERC reset the rates paid to generators for capacity in those periods to a significantly lower level.  Thus, the complaint requests that generators be paid less for those periods through refunds and/or prospective changes in rates.  The relief requested in the complaint, if granted, could have a material effect on PPL, PPL Energy Supply and PPL Electric.  PJM, PPL and numerous other parties have responded to the complaint, strongly opposing the relief sought by the RPM Buyers.  In September 2008, the FERC entered an order denying the complaint.  In August 2009, the RPM Buyers appealed the FERC's decision to the U.S. Court of Appeals for the Fourth Circuit.  PPL cannot predict the outcome of this proceeding.

In December 2008, PJM submitted amendments to certain provisions governing its RPM capacity market.  The amendments were intended to permit the compensation available to suppliers that provide capacity, including PPL Energy Supply, to increase.  PJM sought approval of the amendments in time for them to be implemented for the May 2009 capacity auction (for service in June 2012 through May 2013).  Numerous parties, including PPL, protested PJM's filing.  Certain of the protesting parties proposed changes to the capacity market auction that would result in a reduction in compensation to capacity suppliers.  The changes proposed by PJM and by other parties in response to PJM proposals could significantly affect the compensation available to suppliers of capacity participating in future RPM auctions.  In March 2009, the FERC entered an order approving in part and disapproving in part the changes proposed by PJM.  In August 2009, the FERC issued an order granting rehearing in part, denying rehearing in part and clarifying its March 2009 order.  PPL cannot predict the outcome of this proceeding.  No request for rehearing or appeal of the August 2009 order has been timely filed.

FERC Market-Based Rate Authority (PPL and PPL Energy Supply)

In December 1998, the FERC authorized PPL EnergyPlus to make wholesale sales of electric power and related products at market-based rates.  In that order, the FERC directed PPL EnergyPlus to file an updated market analysis within three years after the order, and every three years thereafter.  Since then, periodic market-based rate filings with the FERC have been made by PPL EnergyPlus, PPL Electric, PPL Montana and most of PPL Generation's subsidiaries.  These filings consisted of a Western market-based rate filing for PPL Montana and an Eastern market-based rate filing for most of the other PPL subsidiaries in PJM's region.  The next filings will be due later in 2010.

Currently, a seller granted market-based rate authority by the FERC may enter into power contracts during an authorized time period.  If the FERC determines that the market is not workably competitive or that the seller possesses market power or is not charging "just and reasonable" rates, it may institute prospective action, but any contracts entered into pursuant to the FERC's market-based rate authority remain in effect and are generally subject to a high standard of review before the FERC can order changes.  Recent court decisions by the U.S. Court of Appeals for the Ninth Circuit have raised issues that may make it more difficult for the FERC to continue its program of promoting wholesale electricity competition through market-based rate authority.  These court decisions permit retroactive refunds and a lower standard of review by the FERC for changing power contracts, and could have the effect of requiring the FERC in advance to review most, if not all, power contracts.  In June 2008, the U.S. Supreme Court reversed one of the decisions of the U.S. Court of Appeals for the Ninth Circuit, thereby upholding the higher standard of review for modifying contracts.  The FERC has not yet taken action in response to these recent court decisions.  At this time, PPL cannot predict the impact of these court decisions on the FERC's future market-based rate authority program or on PPL's business.

Energy Policy Act of 2005 - Reliability Standards (PPL, PPL Energy Supply and PPL Electric)

In August 2005, the Energy Policy Act of 2005 (the 2005 Energy Act) became law.  The 2005 Energy Act substantially affects the regulation of energy companies, amends federal energy laws and provides the FERC with new oversight responsibilities.  Among the important changes in this law is the appointment of the NERC to establish and enforce mandatory reliability standards (Reliability Standards) regarding the bulk power system.  The FERC oversees this process and independently enforces the Reliability Standards.

The Reliability Standards have the force and effect of law and apply to certain users of the bulk power electricity system, including electric utility companies, generators and marketers.  The FERC has indicated it intends to enforce vigorously the Reliability Standards using, among other means, civil penalty authority.  Under the Federal Power Act, the FERC may assess civil penalties of up to $1 million per day, per violation, for certain violations.  The first group of Reliability Standards approved by the FERC became effective in June 2007.

Since 2007, PPL Electric and certain subsidiaries of PPL Energy Supply have self-reported to the RFC potential violations of certain applicable reliability requirements and submitted accompanying mitigation plans, the resolutions of which potential violation reports are pending.  In April 2010, a PPL Electric settlement with RFC resolving four self-reported potential violations became final.  PPL Electric will pay a settlement amount of $290,000 and agreed, among other things, to engage in additional vegetation clearing work at a cost of approximately $7 million over the next three years.  The resolution of other self-reports is pending.  Any RFC determination concerning the resolution of violations of the Reliability Standards remains subject to the approval of the NERC and the FERC.  PPL Electric and PPL Energy Supply cannot predict the outcome of these matters.

In the course of implementing its program to ensure compliance with the Reliability Standards by those PPL affiliates subject to the standards, certain other instances of potential non-compliance may be identified from time to time.  PPL cannot predict the fines or penalties that may be imposed.

U.K. Overhead Electricity Networks (PPL and PPL Energy Supply)

In 2002, for safety reasons, the U.K. Government issued guidance that low voltage overhead electricity networks within three meters horizontal clearance of a building should either be insulated or relocated.  This imposed a retroactive requirement on existing assets that were built with lower clearances.  In 2008, the U.K. Government determined that the U.K. electricity network should comply with the guidance issued.  WPD estimates that the cost of compliance will be approximately $86 million.  The projected expenditures over the next five years have been allowed to be recovered through rates and it is expected that expenditures beyond this five-year period will also be recovered through rates.  The U.K. Government has determined that WPD (South Wales) should comply by 2015 and WPD (South West) by 2018.

To improve network reliability, in 2009, the U.K. Government enforced a regulation requiring network operators to implement a risk-based program over 25 years to clear trees within falling distance of key high-voltage overhead lines.  WPD estimates that the cost of compliance will be approximately $99 million over the 25-year period.  The projected expenditures over the next five years have been allowed to be recovered through rates and it is expected that expenditures beyond this five-year period will also be recovered through rates.

Environmental Matters - Domestic

(PPL, PPL Energy Supply and PPL Electric)

Due to the environmental issues discussed below or other environmental matters, PPL subsidiaries may be required to modify, curtail, replace or cease operating certain facilities or operations to comply with statutes, regulations and other requirements of regulatory bodies or courts.  In this regard, PPL subsidiaries also may incur capital expenditures or operating expenses in amounts which are not now determinable, but could be significant.

Air (PPL and PPL Energy Supply)

The Clean Air Act addresses, among other things, emissions causing acid deposition, installation of best available control technologies for new or substantially modified sources, attainment of federal ambient air quality standards, toxic air emissions and visibility standards in the U.S.  Amendments to the Clean Air Act requiring additional emission reductions are likely to continue to be proposed in the U.S. Congress.  The Clean Air Act allows states to develop more stringent regulations and in some instances, as discussed below, Pennsylvania and Montana have done so.

Clean Air Interstate Rule (CAIR)

Citing its authority under the Clean Air Act, in 1997, the EPA developed new standards for ambient levels of ozone and fine particulates in the U.S.  To facilitate attainment of these standards, the EPA promulgated CAIR for 28 midwestern and eastern states, including Pennsylvania, to reduce sulfur dioxide emissions by about 50% by 2010 and to extend the current seasonal program for reduction in nitrogen oxides emissions to a year-round program starting in 2009.  Starting in 2015, CAIR requires further reductions in the CAIR region, in sulfur dioxide of 30% from 2010 levels, and nitrogen oxides during the ozone season of approximately 17% from 2009 levels.  CAIR allows these reductions to be achieved through cap-and-trade programs.

In July 2008, the United States Court of Appeals for the D.C. Circuit (the U.S. Circuit Court) issued a ruling that invalidated CAIR in its entirety, including its cap-and-trade program.

In December 2008, the U.S. Circuit Court remanded CAIR to the EPA without vacating the cap-and-trade program, effectively reinstating, at least temporarily, CAIR and its requirements for annual-reduction of nitrogen oxides beginning in 2009 and for further reduction in sulfur dioxide by requiring the surrender of two acid rain allowances for every ton of sulfur dioxide emitted beginning in 2010.

See Note 13 for information on impairments recorded in 2010 and 2009 related to sulfur dioxide emission allowances.

To continue meeting the sulfur dioxide reduction requirements under the acid rain provisions of the Clean Air Act, and the reductions required by CAIR (remanded by the U.S. Circuit Court, but currently in place), PPL installed and is operating scrubbers at its Montour and Brunner Island plants.  In addition, with respect to compliance with annual and ozone season nitrogen oxide reduction requirements, PPL utilizes SCRs and combustion controls at Montour Units 1 and 2, and combustion controls at Brunner Island Units 1, 2 and 3.  Additional emission allowances, when needed, are purchased in the open market.

The ultimate disposition of CAIR's cap-and-trade program and the value of annual nitrogen oxide allowances, as well as sulfur dioxide allowances, remain uncertain.  The EPA is revising CAIR consistent with the U.S. Circuit Court decisions and the final regulations are expected in 2011.  If the EPA revises CAIR to require more stringent emission reductions or revises CAIR to eliminate or limit the regional cap-and-trade program, the costs of compliance are not now determinable, but could be significant.

Further reductions in sulfur dioxide and nitrogen oxide emissions, beyond those required by CAIR, could be required as a result of more stringent national ambient air quality standards for ozone, nitrogen dioxide, sulfur dioxide and fine particulates.  If additional reductions were to be required, the costs are not now determinable, but could be significant.

Mercury and other Hazardous Air Pollutants

Citing its authority under the Clean Air Act, in 2005, the EPA issued the Clean Air Act Mercury Regulations (CAMR) affecting coal-fired power plants.  Since CAMR was overturned by a 2008 decision by the U.S. Circuit Court of Appeals, the EPA is now proceeding to develop standards imposing MACT for mercury emissions and other hazardous air pollutants from electric generating units.  Under a recent approved settlement, the EPA is required to issue final MACT standards by November 2011.  In order to develop these standards, the EPA is collecting information from coal- and oil-fired electric utility steam generating units.  The costs of complying with the final MACT standards are not now determinable, but could be significant.

Pennsylvania adopted mercury emission standards that were more stringent than CAMR.  However, PPL challenged those rules under the provisions of the Pennsylvania Air Pollution Control Act in light of the federal court decision overturning CAMR, and in December 2009, the Pennsylvania Supreme Court declared the Pennsylvania mercury rules invalid and unenforceable.

In 2006, Montana finalized its own mercury emission rules that require, by 2010, every coal-fired generating plant in Montana to achieve reductions more stringent than CAMR's 2018 requirements.  PPL has installed chemical injection systems to meet these requirements.

Regional Haze and Visibility

The Clean Air Visibility Rule was issued by the EPA in June 2005, to address regional haze or regionally-impaired visibility caused by multiple sources over a wide area.  The rule requires Best Available Retrofit Technology (BART) for certain electric generating units.  Under the BART rule, PPL submitted to the Pennsylvania DEP its analyses of the visibility impacts of particulate matter emissions from Martins Creek Units 3 and 4, Brunner Island Units 2 and 3 and Montour Units 1 and 2.  No analysis was submitted for sulfur dioxide or nitrogen oxides, because the EPA determined that meeting the requirements for CAIR also meets the BART requirements for those pollutants.  PPL's analyses have shown that because PPL had already upgraded its particulate emissions controls at Montour Units 1 and 2 and Brunner Island Units 2 and 3, further controls are not justified as there would be little corresponding visibility improvement.  PPL has not received comments from the Pennsylvania DEP on these submissions.

Also under the BART rule, PPL submitted to the EPA its analyses of the visibility impacts of sulfur dioxide, nitrogen oxides and particulate matter emissions for Colstrip Units 1 and 2 and Corette.  PPL's analyses concluded that further reductions are not needed.  The EPA responded to PPL's reports for Colstrip and Corette and requested further information and analysis.  PPL completed further analysis and submitted addendums to its initial reports for Colstrip and Corette.  In February 2009, PPL received an information request for additional data related to the Colstrip generating station non-BART affected emission sources.  PPL responded to this request in March 2009.  PPL has not received comments from the EPA on these submissions.

PPL cannot predict whether any additional reductions will be required in Pennsylvania or Montana.  If additional reductions are required, the costs are not now determinable, but could be significant.

New Source Review (NSR)

The EPA has reinitiated its NSR enforcement efforts.  This initiative targets older, coal-fired power plants.  The EPA has asserted that modification to these plants has increased their emissions and consequently they are subject to more stringent NSR requirements under the Clean Air Act.  In April 2009, PPL received EPA information requests for its Montour and Brunner Island plants.  PPL has met with the EPA and exchanged information regarding this matter.  The requests are similar to those that PPL received several years ago for its Colstrip, Corette and Martins Creek plants.  PPL's response to the request for Montour and Brunner Island is currently on hold pending further discussions with the EPA.  PPL cannot predict the outcome of this matter.

In January 2009, PPL and other companies that own or operate the Keystone plant received a notice of violation from the EPA alleging that certain projects were undertaken without proper NSR compliance.  PPL cannot predict the outcome of this matter.

States and environmental groups also have initiated enforcement actions and litigation alleging violations of the NSR regulations by coal-fired plants, and PPL is unable to predict whether such actions will be brought against any of PPL's plants.

If PPL is found to have violated NSR regulations, PPL would, among other things, be required to install best available control technology for the emissions of any pollutant found to have significantly increased due to a major plant modification.  The costs to install and operate such technology are not now determinable, but could be significant.

Pursuant to the 2007 U.S. Supreme Court decision on global climate change, as discussed below, the EPA has announced that it will regulate carbon dioxide emissions from stationary sources beginning January 2011.  Such regulation would subject carbon dioxide emissions to NSR regulations.  In 2009, the EPA published its proposal to require large industrial facilities that annually emit at least 25,000 tons of greenhouse gases, including carbon dioxide, to obtain construction and operating permits covering significant increases in these emissions if the facility undergoes any major modification or during initial construction.  In February 2010, the EPA announced that it was considering an initial applicability threshold for 2011 and 2012 of at least 75,000 tons per year.  If the modifications result in emissions increases exceeding certain thresholds, the plant will need to conduct an analysis of, and possibly implement, best available control technology for carbon dioxide emissions.  To date, the EPA has not provided official guidance, but has indicated that it may look at efficiency projects and fuel switching as possible best available control technology for carbon dioxide emissions.  The implications of these developments are uncertain and any associated costs are not now determinable, but could be significant.

Opacity

From time to time, emissions from PPL's power plants may cause opacity issues, which may raise environmental concerns.  PPL addresses these issues on a case-by-case basis.  If it is determined that actions must be taken to address opacity issues, such actions could result in costs that are not now determinable, but could be significant.

Global Climate Change

There is concern nationally and internationally about global climate change and the possible contribution of greenhouse gas emissions including, most significantly, carbon dioxide from the combustion of fossil fuels.  This has resulted in increased demands for carbon dioxide emission reductions by investors, environmental organizations, government agencies and the international community.  These demands and concerns have led to increased federal legislative proposals, actions at regional, state and local levels, as well as litigation relating to greenhouse gas emissions.

Of particular note, in April 2007, the U.S. Supreme Court held that the EPA has the authority to regulate greenhouse gas emissions from new motor vehicles under the Clean Air Act.  More recently, in September 2009, the U.S. Court of Appeals for the Second Circuit reversed a federal district court's decision and ruled that several states and public interest groups, as well as the City of New York, could sue five electric utility companies under federal common law for allegedly causing a public nuisance as a result of their emissions of greenhouse gases.  Additional litigation in federal and state courts over these issues is continuing.

As a result of the 2007 Supreme Court decision, the EPA is moving forward with regulation of greenhouse gas emissions under the Clean Air Act.  In 2009, the EPA issued a rule, effective January 1, 2010, requiring economy-wide reporting of greenhouse gas emissions and in December 2009, issued a final endangerment finding that greenhouse gases contribute to air pollution and may endanger public health or welfare.  In April 2010, the EPA jointly with the U.S. Department of Transportation issued new light-duty vehicle emissions standards that will apply beginning with 2012 model year vehicles.  The EPA has also clarified that this standard requires the regulation of greenhouse gas emissions under the NSR provisions of the Clean Air Act starting in 2011.  Accordingly, unless Congress acts sooner, it appears likely that greenhouse gas emissions will be regulated by the EPA.

In June 2009, the U.S. House of Representatives passed H.R. 2454, the American Clean Energy and Security Act of 2009.  A key element affecting PPL includes a declining cap on carbon emissions beginning in 2012, which requires a 3% reduction in greenhouse gas emissions (below 2005 levels) by 2012, increasing to 83% by 2050.  The legislation also would require that electric utilities meet a mandatory 20% renewable energy supply and energy efficiency requirement by 2020.

In September 2009, S. 1733, the Clean Energy, Jobs and American Power Act, a comprehensive climate change bill, was introduced in the U.S. Senate.  The Senate Committee on Environment and Public Works approved S. 1733 in November 2009.  Debate on climate legislation continues in Congress; however, given other competing legislative priorities, the timing and elements of any future legislation addressing greenhouse gas emission reductions and renewable energy requirements are uncertain.

Renewable electricity standards are currently included in a separate Senate bill, S. 1462, the American Clean Energy Leadership Act of 2009, which passed in the Senate Energy Committee in June 2009.  Under this bill, electric utilities would be required by 2021 to meet a 15% standard through renewable sources of energy and energy efficiency.

At the regional level, ten northeastern states signed a Memorandum of Understanding (MOU) agreeing to establish a greenhouse gas emission cap-and-trade program, called the Regional Greenhouse Gas Initiative (RGGI).  The program commenced in January 2009 and calls for stabilization of carbon dioxide emissions, at base levels established in 2005, from electric power plants with capacity greater than 25 MW.  The MOU also provides for a 10% reduction in carbon dioxide emissions from base levels by 2019.

Pennsylvania has not stated an intention to join RGGI, but has enacted the Pennsylvania Climate Change Act of 2008 (PCCA).  The PCCA established a Climate Change Advisory Committee to advise the DEP on the development of a Climate Change Action Plan.  In December 2009, the Advisory Committee finalized its Climate Change Action Report which identifies specific actions that could result in reducing greenhouse gas emissions by 30% by 2020.  Some of the proposed actions, such as a mandatory 5% efficiency improvement at power plants, could be technically unachievable.  In addition, legislation has been introduced in the Pennsylvania House of Representatives that would, if enacted, significantly increase renewable and solar supply requirements.

Eleven Western states, including Montana, and certain Canadian provinces are members of the Western Climate Initiative (WCI).  The WCI has established a goal of reducing carbon dioxide emissions 15% below 2005 levels by 2020 and is currently developing greenhouse gas emission allocations, offsets, and reporting recommendations.

PPL has conducted an inventory of its carbon dioxide emissions and is continuing to evaluate options for reducing, avoiding, off-setting or sequestering its carbon dioxide emissions.  In 2009, PPL's power plants emitted in excess of approximately 25 million tons of carbon dioxide (based on PPL's equity share of these assets).

PPL believes there are financial, regulatory and logistical uncertainties related to greenhouse gas reductions and the implementation of renewable energy mandates.  These will need to be resolved before the impact of such requirements on PPL can be meaningfully estimated.  Such uncertainties, among others, include the need to provide back-up supply to augment intermittent renewable generation, potential generation oversupply that could result from such renewable generation and back-up, impacts to PJM's capacity market and the need for substantial changes to transmission and distribution systems to accommodate renewable energy.  These uncertainties are not directly addressed by the proposed legislation.  PPL cannot predict at this time the effect on its future competitive position, results of operation, cash flows and financial position, of any greenhouse gas emission, renewable energy mandate or other global climate change requirements that may be adopted, although the costs to implement and comply with any such requirements could be significant.

Water/Waste (PPL and PPL Energy Supply)

Coal Combustion Products

The EPA is considering regulations under the Resource Conservation and Recovery Act (RCRA) that could impact the disposal and management of coal combustion products (CCPs), including ash and scrubber wastes and other by-products.  Following the large ash release at a Tennessee Valley Authority site in Tennessee in December 2008 and subsequent widespread media coverage, the EPA, under pressure from certain environmental groups and legislators, has committed to proposing CCP regulations.  Proposed regulations, which were released by the EPA in May 2010, are currently being reviewed by PPL.  The EPA has been seeking information from the power industry as it considers whether or not to regulate CCPs as hazardous waste, and PPL has responded to the EPA's requests.  The EPA conducted a follow-up inspection of PPL Montana's Colstrip plant and PPL's Martins Creek plant.  PPL is implementing certain actions in response to recommendations from these inspections.  In June 2009, the EPA's Office of Enforcement and Compliance Assurance issued a much broader information request to Colstrip and 18 other non-affiliated plants, seeking information under the RCRA, the Clean Water Act and the Emergency Planning and Community Right-to-Know Act.  PPL responded to the EPA's broader information request.  Although the EPA's enforcement office issued the request, the EPA has not necessarily concluded that the plants are in violation of any EPA requirements.  The EPA conducted a multi-media inspection at Colstrip in August 2009 and has not yet issued a report from that inspection.  PPL cannot predict at this time the outcome of these matters or the requirements of the EPA's proposed CCP regulations and what impact, if any, they would have on PPL's facilities, but the costs to PPL could be significant.

Martins Creek Fly Ash Release

In 2005, there was a release of approximately 100 million gallons of water containing fly ash from a disposal basin at the Martins Creek plant used in connection with the operation of the two 150 MW coal-fired generating units at the plant.  This resulted in ash being deposited onto adjacent roadways and fields, and into a nearby creek and the Delaware River.  PPL determined that the release was caused by a failure in the disposal basin's discharge structure.  PPL conducted extensive clean-up and completed studies, in conjunction with a group of natural resource trustees and the Delaware River Basin Commission, evaluating the effects of the release on the river's sediment, water quality and ecosystem.

The Pennsylvania DEP filed a complaint in Pennsylvania Commonwealth Court against PPL Martins Creek and PPL Generation, alleging violations of various state laws and regulations and seeking penalties and injunctive relief.  PPL and the Pennsylvania DEP have settled this matter.  The settlement also requires PPL to submit a report on the completed studies of possible natural resource damages.  PPL submitted the assessment report to the Pennsylvania and New Jersey regulatory agencies in 2007 and has continued discussing potential natural resource damages with the agencies.

Through March 31, 2010, PPL Energy Supply has spent $28 million for remediation and related costs and an immaterial remediation liability remained.  PPL and PPL Energy Supply cannot be certain of the outcome of the natural resource damage assessment or the associated costs, the outcome of any lawsuit that may be brought by citizens or businesses or the exact nature of any other regulatory or other legal actions that may be initiated against PPL, PPL Energy Supply or their subsidiaries as a result of the disposal basin release.

Basin Seepage - Pennsylvania

Seepages have been detected at active and retired wastewater basins at various PPL plants, including the Montour and Brunner Island generating facilities.  PPL has completed an assessment of some of the seepages at the Montour and Brunner Island facilities and is working with the Pennsylvania DEP to implement abatement measures for those seepages.  PPL continues to assess other seepages at the Brunner Island facility.  PPL currently plans to spend up to approximately $64 million to upgrade and/or replace certain wastewater facilities in response to the seepages and for other facility changes.  The potential additional cost to address the identified seepages or other seepages at all of PPL's Pennsylvania plants is not now determinable, but could be significant.

Basin Seepage - Montana

In May 2003, approximately 50 plaintiffs brought an action against PPL Montana and the other owners of the Colstrip plant alleging property damage from seepage from the freshwater and wastewater ponds at Colstrip.  In July 2008, the plaintiffs and the owner-defendants remaining after dismissal of NorthWestern, due to its bankruptcy, executed a settlement agreement.  PPL Montana's share of the settlement was approximately $8 million.  In 2008, PPL Montana recorded an insignificant reserve for its share of potential additional settlements with three property owners living near the original plaintiffs but who were not parties to the lawsuit.  In the fourth quarter of 2009, PPL Montana settled with two of these property owners.  PPL Montana may incur additional costs related to the potential claims, including additional groundwater investigations and any related remedial measures, which are not now determinable, but could be significant.

In 2007, six plaintiffs filed a separate lawsuit in the Montana Sixteenth Judicial District Court against the Colstrip plant owners asserting similar property damage claims as were asserted by the plaintiffs in the May 2003 complaint.  The lawsuit is in its initial stages of discovery and investigation, and PPL Montana is unable to predict the outcome of these proceedings.  PPL Montana has undertaken certain groundwater investigations and remediation at the Colstrip plant to address groundwater contamination alleged by the plaintiffs, as well as other groundwater contamination at the plant.  PPL Montana may incur further costs based on the outcome of this lawsuit and its additional groundwater investigations and any related remedial measures, which are not now determinable, but could be significant.

Other Issues

In 2006, the EPA significantly decreased to 10 parts per billion (ppb) the drinking water standard related to arsenic.  In Pennsylvania and Montana, this arsenic standard has been incorporated into the states' water quality standards and could result in more stringent limits to PPL's NPDES permits for its Pennsylvania and Montana plants.  Recently, the EPA developed a draft risk assessment of arsenic that increases the cancer risk exposure by more than 20 times, which would lower the current standard from 10 ppb to 0.1 ppb.  If the lower standard became effective, costly treatment would be required to attempt to meet the standard and, at this time, there is no assurance that it could be achieved.

The EPA is reassessing its polychlorinated biphenyls (PCB) regulations under the Toxics Substance Control Act, which currently allow certain PCB articles to remain in use.  In April 2010, the EPA issued an Advanced Notice of Proposed Rulemaking for changes to these regulations.  This rulemaking could lead to a phase-out of all PCB-containing equipment.  PPL cannot predict at this time the outcome of these proposed EPA regulations and what impact, if any, they would have on PPL's facilities, but the costs to PPL could be significant.

The EPA finalized requirements in 2004 for new or modified cooling water intake structures.  These requirements affect where generating facilities are built, establish intake design standards and could lead to requirements for cooling towers at new and modified power plants.  Another rule, finalized in 2004, that addressed existing structures was withdrawn following a 2007 decision by the U.S. Court of Appeals for the Second Circuit.  In 2008, however, the U.S. Supreme Court ruled that the EPA has discretion to use cost-benefit analysis in determining the best technology available for minimizing adverse environmental impact.  The EPA is developing a new rule which is expected to be finalized in 2012.  How the cost-benefit analysis will be employed, if incorporated, as well as other issues raised by the Second Circuit Court decision (not reviewed by the U.S. Supreme Court) and actions the states may take on their own could result in stricter standards for existing structures that could impose significant costs on PPL subsidiaries.

In October 2009, the EPA released its Final Detailed Study of the Steam Electric Power Generating effluent limitations guidelines and standards.  Draft regulations that would include revisions to the effluent limitations guidelines are expected to be published in September 2011, with final regulations to be effective September 2013.  PPL expects the revised guidelines and standards to be more stringent than the current standards, which could result in more stringent discharge permit limits.

PPL has signed a consent order with the Pennsylvania DEP under which it will take further actions to minimize the possibility of fish kills at its Brunner Island plant.  Fish are attracted to warm water in power plant discharge channels, especially during cold weather.  In the past, fish kills have occurred at Brunner Island when debris at intake pumps resulted in a unit trip or reduction in load, causing a sudden change in water temperature in the discharge channel when fish were present.

PPL has committed to construct a barrier to prevent debris from entering the river water intake area.  PPL expects to construct the debris barrier in 2010, pending receipt of regulatory permits, at a cost of approximately $4 million.  PPL has also committed to investigate alternatives to exclude fish from the discharge area.  Since the cooling towers at Brunner Island became operational in March 2010, PPL will need to implement one of these fish exclusion alternatives if a fish kill occurs in the discharge channel due to thermal impacts from the plant.  The costs to implement one of these alternatives are not now determinable.

Superfund and Other Remediation

(PPL, PPL Energy Supply and PPL Electric)

PPL Electric is a potentially responsible party at several sites listed by the EPA under the federal Superfund program, including the Columbia Gas Plant Site, the Metal Bank site and the Ward Transformer site.  Clean-up actions have been or are being undertaken at all of these sites, the costs of which have not been significant to PPL.  However, should the EPA require different or additional measures in the future, or should PPL's share of costs at multi-party sites increase significantly more than currently expected, the costs to PPL could be significant.

PPL Electric has been remediating several sites that were not being addressed under another regulatory program such as Superfund, but for which PPL Electric may be liable for remediation.  These include a number of coal gas manufacturing facilities formerly owned or operated by a predecessor to PPL Electric.

Depending on the outcome of investigations at sites where investigations have not begun or have not been completed, the costs of remediation and other liabilities could be substantial.  PPL and its subsidiaries also could incur other non-remediation costs at sites included in the consent orders or other contaminated sites, the costs of which are not now determinable, but could be significant.

The EPA is evaluating the risks associated with polycyclic aromatic hydrocarbons and naphthalene, chemical by-products of coal gas manufacturing.  As a result of the EPA's evaluation, individual states may establish stricter standards for water quality and soil cleanup.  This could require several PPL subsidiaries to take more extensive assessment and remedial actions at former coal gas manufacturing facilities.  The costs to PPL of complying with any such requirements are not now determinable, but could be significant.

(PPL and PPL Energy Supply)

Under the Pennsylvania Clean Streams Law, subsidiaries of PPL Generation are obligated to remediate acid mine drainage at former mine sites and may be required to take additional steps to prevent potential acid mine drainage at previously capped refuse piles.  One PPL Generation subsidiary is pumping mine water at two mine sites and treating water at one of these sites.  Another PPL Generation subsidiary has installed a passive wetlands treatment system at a third site.  At March 31, 2010, PPL Energy Supply had accrued a discounted liability of $24 million to cover the costs of pumping and treating groundwater at the two mine sites for 50 years and for operating and maintaining passive wetlands treatment at the third site.  PPL Energy Supply discounted this liability based on risk-free rates at the time of the mine closures.  The weighted average rate used was 8.04%.  Expected undiscounted payments are estimated at $1 million for each of the years from 2010 through 2014, and $144 million for work after 2014.

(PPL, PPL Energy Supply and PPL Electric)

Future cleanup or remediation work at sites currently under review, or at sites not currently identified, may result in material additional operating costs for PPL subsidiaries that cannot be estimated at this time.

Electric and Magnetic Fields (PPL, PPL Energy Supply and PPL Electric)

Concerns have been expressed by some members of the public regarding potential health effects of power frequency EMFs, which are emitted by all devices carrying electricity, including electric transmission and distribution lines and substation equipment.  Government officials in the U.S. and the U.K. have reviewed this issue.  The U.S. National Institute of Environmental Health Sciences concluded in 2002 that, for most health outcomes, there is no evidence that EMFs cause adverse effects.  The agency further noted that there is some epidemiological evidence of an association with childhood leukemia, but that the evidence is difficult to interpret without supporting laboratory evidence.  The U.K. National Radiological Protection Board (part of the U.K. Health Protection Agency) concluded in 2004 that, while the research on EMFs does not provide a basis to find that EMFs cause any illness, there is a basis to consider precautionary measures beyond existing exposure guidelines.  In 2007, the Stakeholder Group on Extremely Low Frequency EMF, set up by the U.K. Government, issued its interim assessment which describes a number of options for reducing public exposure to EMFs. The U.K. Government responded to this assessment in 2009, agreeing to some of the proposals, including a proposed voluntary code to optimally phase 132 kilovolt overhead lines to reduce public exposure to EMF where it is cost effective to do so.  PPL and its subsidiaries believe the current efforts to determine whether EMFs cause adverse health effects should continue and are taking steps to reduce EMFs, where practical, in the design of new transmission and distribution facilities.  PPL and its subsidiaries are unable to predict what effect, if any, the EMF issue might have on their operations and facilities either in the U.S. or the U.K., and the associated cost, or what, if any, liabilities they might incur related to the EMF issue.

Environmental Matters - WPD (PPL and PPL Energy Supply)

WPD's distribution businesses are subject to environmental regulatory and statutory requirements.  PPL believes that WPD has taken and continues to take measures to comply with the applicable laws and governmental regulations for the protection of the environment.

The U.K. Government has implemented a project to alleviate the impact of flooding on the U.K. utility infrastructure, including major electricity substations.  WPD has agreed with the Ofgem to spend $26 million on flood prevention, which will be recovered through rates during the 5-year period commencing April 2010.  WPD is currently coordinating a work program with a local U.K. Government agency.

U.K. legislation has been passed that imposes a duty on certain companies, including WPD, to report on climate change adaptation.  The first information request was received by WPD in March 2010, with reports due for submission by June 2011.

There are no other material legal or administrative proceedings pending against or related to WPD with respect to environmental matters.  See "Environmental Matters - Domestic - Superfund and Other Remediation - Electric and Magnetic Fields" for a discussion of EMFs.

Other

Labor Unions (PPL, PPL Energy Supply and PPL Electric)

On May 16, 2010, PPL's bargaining agreement with its largest IBEW local expires.  The agreement covers approximately 31% of PPL's, 17% of PPL Energy Supply's and 72% of PPL Electric's total workforce.  Negotiations on a new agreement commenced in February 2010 and are continuing.  PPL cannot predict the outcome of these negotiations.

Nuclear Insurance (PPL and PPL Energy Supply)

PPL Susquehanna is a member of certain insurance programs that provide coverage for property damage to members' nuclear generating stations.  Facilities at the Susquehanna station are insured against property damage losses up to $2.75 billion under these programs.  PPL Susquehanna is also a member of an insurance program that provides insurance coverage for the cost of replacement power during prolonged outages of nuclear units caused by certain specified conditions.  Under the property and replacement power insurance programs, PPL Susquehanna could be assessed retroactive premiums in the event of the insurers' adverse loss experience.  At March 31, 2010, this maximum assessment was $37 million.  Effective April 1, 2010, this maximum assessment was increased to $40 million.

In the event of a nuclear incident at the Susquehanna station, PPL Susquehanna's public liability for claims resulting from such incident would be limited to $12.6 billion under provisions of The Price-Anderson Act Amendments under the Energy Policy Act of 2005.  PPL Susquehanna is protected against this liability by a combination of commercial insurance and an industry assessment program.  In the event of a nuclear incident at any of the reactors covered by The Price-Anderson Act Amendments under the Energy Policy Act of 2005, PPL Susquehanna could be assessed up to $235 million per incident, payable at $35 million per year.

At March 31, 2010, the property, replacement power and nuclear incident insurers maintained an A.M. Best financial strength rating of A ("Excellent").

Guarantees and Other Assurances

(PPL, PPL Energy Supply and PPL Electric)

In the normal course of business, PPL, PPL Energy Supply and PPL Electric enter into agreements that provide financial performance assurance to third parties on behalf of certain subsidiaries.  Such agreements include, for example, guarantees, stand-by letters of credit issued by financial institutions and surety bonds issued by insurance companies.  These agreements are entered into primarily to support or enhance the creditworthiness attributed to a subsidiary on a stand-alone basis or to facilitate the commercial activities in which these subsidiaries enter.

(PPL)

PPL fully and unconditionally guarantees all of the debt securities of PPL Capital Funding.

(PPL, PPL Energy Supply and PPL Electric)

The table below details guarantees provided as of March 31, 2010.  The total recorded liability at both March 31, 2010 and December 31, 2009 was $3 million.  Other than as noted in the description for "WPD guarantee of pension and other obligations of unconsolidated entities," the probability of expected payment/performance under each of these guarantees is remote.

	Exposure at March 31, 2010 (a)	Expiration Date	Description
PPL
Indemnifications for sale of PPL Gas Utilities	$300
PPL has provided indemnification to the purchaser of PPL Gas Utilities and Penn Fuel Propane, LLC for damages arising out of any breach of the representations, warranties and covenants under the related transaction agreement and for damages arising out of certain other matters, including certain pre-closing unknown environmental liabilities relating to former manufactured gas plant properties or off-site disposal sites, if any, outside of Pennsylvania.  The indemnification provisions for most representations and warranties, including tax and environmental matters, are capped at 15% of the purchase price ($45 million), in the aggregate, and are triggered (i) only if the individual claim exceeds $50,000, and (ii) only if, and only to the extent that, in the aggregate, total claims exceed 1.5% of the purchase price ($4.5 million).  The indemnification provisions for most representations and warranties expired on September 30, 2009 without any claims having been made.  Certain representations and warranties, including those having to do with transaction authorization and title, survive indefinitely, are capped at the purchase price and are not subject to the above threshold or deductible.  The indemnification provision for the tax matters representations survives for the duration of the applicable statute of limitations, and the indemnification provision for the environmental matters representations survives for a period of three years after the transaction closing.  The indemnification relating to unknown environmental liabilities for manufactured gas plants and disposal sites outside of Pennsylvania could survive more than three years, but only with respect to applicable property or sites identified by the purchaser prior to the third anniversary of the transaction closing.  The indemnification for covenants survives until the applicable covenant is performed and is not subject to any cap.

PPL Energy Supply (b)
Letters of credit issued on behalf of affiliates	17	2010 to 2011
Standby letter of credit arrangements under PPL Energy Supply's credit facilities for the purposes of protecting various third parties against nonperformance by PPL.  This is not a guarantee by PPL on a consolidated basis.

Retroactive premiums under nuclear insurance programs	37
PPL Susquehanna is contingently obligated to pay this amount related to potential retroactive premiums that could be assessed under its nuclear insurance programs.  See "Nuclear Insurance" for additional information.

Nuclear claims under The Price-Anderson Act Amendments under the Energy Policy Act of 2005	235		This is the maximum amount PPL Susquehanna could be assessed for each incident at any of the nuclear reactors covered by this Act. See "Nuclear Insurance" for additional information.

Indemnifications for entities in liquidation and sales of assets	1,851	2010 to 2017
PPL Energy Supply's maximum exposure with respect to certain indemnifications and the expiration of the indemnifications cannot be estimated because, in the case of certain indemnification provisions, the maximum potential liability is not capped by the transaction documents and the expiration date is based on the applicable statute of limitations.  The exposure and expiration dates noted are only for those cases in which the agreements provide for specific limits.

In connection with the liquidation of wholly owned subsidiaries that have been deconsolidated upon turning the entities over to the liquidators, certain affiliates of PPL Global have agreed to indemnify the liquidators, directors and/or the entities themselves for any liabilities or expenses arising during the liquidation process, including liabilities and expenses of the entities placed into liquidation.  In some cases, the indemnifications are limited to a maximum amount that is based on distributions made from the subsidiary to its parent either prior or subsequent to being placed into liquidation.  In other cases, the maximum amount of the indemnifications is not explicitly stated in the agreements.  The indemnifications generally expire two to seven years subsequent to the date of dissolution of the entities.  The exposure noted only includes those cases in which the agreements provide for a specific limit on the amount of the indemnification, and the expiration date was based on an estimate of the dissolution date of the entities.  In March 2010, to enable the liquidator to declare distributions in that month, WPD agreed to indemnify the liquidator in connection with liquidations of two of its former subsidiaries that had been dormant since 2003.  The maximum exposure of such indemnification equals the $1.5 billion in distributions.  As noted in footnote (b), neither PPL nor PPL Energy Supply is liable for the obligations under guarantees provided by WPD, as the beneficiaries of the guarantees do not have recourse to such entities.

In connection with their sales of various businesses, WPD and its affiliates have provided the purchasers with indemnifications that are standard for such transactions, including indemnifications for certain pre-existing liabilities and environmental and tax matters.  In addition, in connection with certain of these sales, WPD and its affiliates have agreed to continue their obligations under existing third-party guarantees, either for a set period of time following the transactions or upon the condition that the purchasers make reasonable efforts to terminate the guarantees.  Finally, WPD and its affiliates remain secondarily responsible for lease payments under certain leases that they have assigned to third parties.

A subsidiary of PPL Energy Supply has agreed to provide indemnification to the purchaser of the Long Island generation business for damages arising out of any breach of the representations, warranties and covenants under the related transaction agreement and for damages arising out of certain other matters, including liabilities relating to certain renewable energy facilities which were previously owned by one of the PPL subsidiaries being sold in the transaction but which are unrelated to the Long Island generation business.  The indemnification provisions are subject to certain customary limitations, including thresholds for allowable claims, caps on aggregate liability, and time limitations for claims arising out of breaches of most representations and warranties.

A subsidiary of PPL Energy Supply has agreed to provide indemnification to the purchaser of the six Maine hydroelectric facilities for damages arising out of any breach of the representations, warranties and covenants under the related transaction agreement and for damages arising out of certain other matters, including liabilities of the PPL Energy Supply subsidiary relating to the pre-closing ownership or operation of those hydroelectric facilities or relating to other assets of the PPL Energy Supply subsidiary that were not included in that sale.  The indemnification obligations are subject to certain customary limitations, including thresholds for allowable claims, caps on aggregate liability, and time limitations for claims arising out of breaches of most representations and warranties.

PPL Energy Supply has provided indemnification to the purchaser of a generating facility for losses arising out of any breach of the representations, warranties and covenants under the related transaction documents and for losses arising with respect to liabilities not specifically assumed by the purchaser, including certain pre-closing environmental and tort liabilities.  The indemnification other than for pre-closing environmental and tort liabilities is triggered only if the purchaser's losses reach $1 million in the aggregate, capped at 50% of the purchase price (or $95 million), and either expired in May 2007 or will expire pursuant to applicable statutes of limitations.  The indemnification provision for unknown environmental and tort liabilities related to periods prior to PPL Energy Supply's ownership of the real property on which the facility is located is capped at $4 million in the aggregate and survives for a maximum period of five years after the transaction closing.

Indemnification to operators of jointly owned facilities	6
In December 2007, a subsidiary of PPL Energy Supply executed revised owners agreements for two jointly owned facilities, the Keystone and Conemaugh generating stations.  The agreements require that in the event of any default by an owner, the other owners fund contributions for the operation of the generating stations, based upon their ownership percentages.  The maximum obligation among all owners, for each station, is currently $20 million.  The non-defaulting owners, who make up the defaulting owner's obligations, are entitled to the generation entitlement of the defaulting owner, based upon their ownership percentage.  The agreements do not have an expiration date.

WPD guarantee of pension and other obligations of unconsolidated entities	29	2017
As a result of the privatization of the utility industry in the U.K., certain electric associations' roles and responsibilities were discontinued or modified.  As a result, certain obligations, primarily pension-related, associated with these organizations have been guaranteed by the participating members.  Costs are allocated to the members based on predetermined percentages as outlined in specific agreements.  However, if a member becomes insolvent, costs can be reallocated to and are guaranteed by the remaining members.  At March 31, 2010, WPD has recorded an estimated discounted liability based on its current allocated percentage of the total expected costs for which the expected payment/performance is probable.  Neither the expiration date nor the maximum amount of potential payments for certain obligations is explicitly stated in the related agreements.  Therefore, they have been estimated based on the types of obligations.

Tax indemnification related to unconsolidated WPD affiliates	8	2012	Two WPD unconsolidated affiliates were refinanced during 2005. Under the terms of the refinancing, WPD has indemnified the lender against certain tax and other liabilities.

Guarantee of a portion of an unconsolidated entity's debt	22	2018	Reflects principal payments only.

(a)	Represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee.
(b)
Other than the letters of credit, all guarantees of PPL Energy Supply, on a consolidated basis, also apply to PPL on a consolidated basis.  Neither PPL nor PPL Energy Supply is liable for obligations under guarantees provided by WPD, as the beneficiaries of the guarantees do not have recourse to such entities.

PPL, PPL Energy Supply and PPL Electric and their subsidiaries provide other miscellaneous guarantees through contracts entered into in the normal course of business.  These guarantees are primarily in the form of indemnification or warranties related to services or equipment and vary in duration.  The amounts of these guarantees often are not explicitly stated, and the overall maximum amount of the obligation under such guarantees cannot be reasonably estimated.  Historically, PPL, PPL Energy Supply and PPL Electric and their subsidiaries have not made any significant payments with respect to these types of guarantees and the probability of payment/performance under these guarantees is remote.

PPL, on behalf of itself and certain of its subsidiaries, maintains insurance that covers liability assumed under contract for bodily injury and property damage.  The coverage requires a $4 million deductible per occurrence and provides maximum aggregate coverage of $150 million.  This insurance may be applicable to obligations under certain of these contractual arrangements.

11.	Related Party Transactions

(PPL Energy Supply and PPL Electric)

PLR Contracts

PPL Electric had power purchase agreements with PPL EnergyPlus in which PPL EnergyPlus supplied PPL Electric's entire PLR load.  These contracts expired December 31, 2009.  Under these contracts, PPL EnergyPlus provided electricity at the predetermined capped prices that PPL Electric was authorized to charge its PLR customers.  For the three months ended March 31, 2009, these purchases totaled $497 million.  These purchases included nuclear decommissioning recovery and amortization of an up-front contract payment.

PPL Electric held competitive solicitations for PLR generation supply in 2010 and 2011.  PPL EnergyPlus is providing a portion of this supply.  These purchases totaled $115 million during the three months ended March 31, 2010.

The purchases discussed above are included in the Statements of Income as "Wholesale energy marketing to affiliate" by PPL Energy Supply, and as "Energy purchases from affiliate" by PPL Electric.

See Note 2 for additional information regarding PPL Electric's purchases of accounts receivable from PPL EnergyPlus.

Under the standard Supply Master Agreement for the bid solicitation process, PPL Electric requires all suppliers to post collateral once credit exposures exceed defined credit limits.  In no instance is PPL Electric required to post collateral to suppliers under these supply contracts.  PPL EnergyPlus is required to post collateral with PPL Electric:  (a) when the market price of electricity to be delivered by PPL EnergyPlus exceeds the contract price for the forecasted quantity of electricity to be delivered and (b) this market price exposure exceeds a contractual credit limit.  Based on the current credit rating of PPL Energy Supply, as guarantor, this credit limit is $35 million.

PPL Energy Supply has credit exposure to PPL Electric under certain energy supply contracts.  See Note 13 for additional information on this credit exposure.

NUG Purchases

PPL Electric has a reciprocal contract with PPL EnergyPlus to sell electricity purchased under contracts with NUGs.  PPL Electric purchases electricity from the NUGs at contractual rates and then sells the electricity at the same price to PPL EnergyPlus.  For the three months ended March 31, 2010 and 2009, these NUG purchases totaled $1 million and $20 million.  These amounts are included in the Statements of Income as "Wholesale electric to affiliate" by PPL Electric, and as "Energy purchases from affiliate" by PPL Energy Supply.  The final NUG contract will expire in 2014.

Allocations of Corporate Service Costs

PPL Services provides corporate functions such as financial, legal, human resources and information services.  PPL Services charges the respective PPL subsidiaries for the cost of such services when they can be specifically identified.  The cost of these services that is not directly charged to PPL subsidiaries is allocated to certain subsidiaries based on an average of the subsidiaries' relative invested capital, operation and maintenance expenses, and number of employees.  PPL Services allocated the following amounts, which PPL management believes are reasonable, to PPL Energy Supply and PPL Electric, including amounts applied to accounts that are further distributed between capital and expense.

	Three Months Ended March 31,
	2010	2009 (a)

PPL Energy Supply	$59	$55
PPL Electric	33	32

(a)	Excludes allocated costs associated with the February 2009 workforce reduction. See Note 9 for additional information.

Intercompany Borrowings (PPL Electric)

A PPL Electric subsidiary has issued demand notes to an affiliate.  There was no balance outstanding at March 31, 2010 and December 31, 2009 on these notes.  Interest is due quarterly at rates equal to 1-month and 3-month LIBOR plus a spread.  Interest earned on these notes is included in "Interest Income from Affiliate" on the Statements of Income, and was $1 million and $2 million for the three months ended March 31, 2010 and 2009.

(PPL Energy Supply)

Intercompany Derivatives

In 2010 and 2009, PPL Energy Supply entered into a combination of average rate forwards and average rate options with PPL to sell British pounds sterling.  These hedging instruments have terms identical to average rate forwards and average rate options entered into by PPL with third parties to protect the translation of expected income denominated in British pounds sterling to U.S. dollars.  Gains and losses, both realized and unrealized, on these types of hedging instruments are included in "Other Income - net" on the Statements of Income.  PPL Energy Supply recorded net gains of $2 million and $1 million for the three months ended March 31, 2010 and 2009.  Contracts outstanding at March 31, 2010 and December 31, 2009 hedged a total exposure of £45 million and £48 million related to the translation of expected income in 2010.  The fair value of these positions were net assets of $3 million and $2 million, which are primarily reflected in "Current Assets - Price risk management assets" on the Balance Sheets.

PPL Energy Supply is also party to forward contracts with PPL to sell British pounds sterling to protect the value of a portion of its net investment in WPD.  These hedging instruments have terms identical to forward sales contracts entered into by PPL with third parties.  The total notional amount of the contracts outstanding at March 31, 2010 and December 31, 2009, was £15 million and £40 million (approximately $30 million and $78 million based on contracted rates).  The fair value of these positions was an asset of $7 million and $13 million at March 31, 2010 and December 31, 2009, which is included in the foreign currency translation adjustment component of AOCI on the Balance Sheets.  Additionally, $3 million and $8 million are included in "Current Assets - Price risk management assets" on the Balance Sheets at March 31, 2010 and December 31, 2009, and $4 million and $5 million are included in "Other Noncurrent Assets - Price risk management assets" on the Balance Sheets at March 31, 2010 and December 31, 2009.

Trademark Royalties

A PPL subsidiary owns PPL trademarks and bills certain affiliates for their use.  PPL Energy Supply was allocated $10 million and $11 million of this license fee for the three months ended March 31, 2010 and 2009.  These allocations are primarily included in "Other operation and maintenance" on the Statements of Income.

12.	Other Income - net

(PPL, PPL Energy Supply and PPL Electric)

The breakdown of "Other Income - net" was:

	Three Months Ended March 31,
	2010	2009
PPL
Other Income
Earnings on securities in the NDT funds	$6	$1
Economic foreign currency hedges	2	1
Interest income	1	7
Gains related to the extinguishment of notes (a)		29
Miscellaneous - Domestic	1	1
Total	10	39
Other Deductions
Miscellaneous - Domestic	2	4
Other Income - net	$8	$35

PPL Energy Supply
Other Income
Earnings on securities in the NDT funds	$6	$1
Economic foreign currency hedges	2	1
Gains related to the extinguishment of notes (a)		25
Interest income		5
Miscellaneous - Domestic	1	1
Total	9	33
Other Deductions
Miscellaneous - Domestic	2	3
Other Income - net	$7	$30

PPL Electric
Other Income
Interest income		$2
Miscellaneous	$1
Other Income - net	$1	$2

(a)
In 2009, PPL Energy Supply completed tender offers to purchase up to $250 million aggregate principal amount of certain of its outstanding senior notes for $220 million, resulting in a $25 million net gain.  PPL recorded an additional net gain of $4 million as a result of reclassifying gains and losses on related cash flow hedges from AOCI into earnings.

13.	Fair Value Measurements and Credit Concentrations

(PPL, PPL Energy Supply and PPL Electric)

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).  PPL and its subsidiaries use, as appropriate, a market approach (generally, data from market transactions), an income approach (generally, present value techniques and option-pricing models), and/or a cost approach (generally, replacement cost) to measure the fair value of an asset or liability.  These valuation approaches incorporate inputs such as observable, independent market data and/or unobservable data that management believes are predicated on the assumptions market participants would use to price an asset or liability.  These inputs may incorporate, as applicable, certain risks such as nonperformance risk, which includes credit risk.

Recurring Fair Value Measurements

The assets and liabilities measured at fair value were:

	March 31, 2010				December 31, 2009
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL
Assets
Cash and cash equivalents	$1,724	$1,724			$801	$801
Restricted cash and cash equivalents	259	259			129	129
Price risk management assets:
Energy commodities	4,964	3	$4,903	$58	3,354	3	$3,234	$117
Interest rate swaps	50		50		50		50
Foreign currency exchange contracts	10		10		15		15
Cross-currency swaps	37		37		12		12
	5,061	3	5,000	58	3,431	3	3,311	117
NDT funds:
Cash and cash equivalents	7	7			7	7
Equity securities:
U.S. large-cap	276	188	88		259	176	83
U.S. mid/small-cap	107	80	27		101	75	26
Debt securities:
U.S. Treasury	74	74			74	74
U.S. government agency	8		8		9		9
Municipality	65		65		65		65
Investment-grade corporate	33		33		29		29
Residential mortgage-backed securities	1		1		1		1
Receivables/payables, net	2		2		3		3
	573	349	224		548	332	216
Auction rate securities	25			25	25			25
	$7,642	$2,335	$5,224	$83	$4,934	$1,265	$3,527	$142

Liabilities
Price risk management liabilities:
Energy commodities	$3,236	$2	$3,227	$7	$2,080	$2	$2,068	$10
Cross-currency swaps	8		8		4		4
	$3,244	$2	$3,235	$7	$2,084	$2	$2,072	$10

PPL Energy Supply
Assets
Cash and cash equivalents	$1,356	$1,356			$245	$245
Restricted cash and cash equivalents	243	243			111	111
Price risk management assets:
Energy commodities	4,964	3	$4,903	$58	3,354	3	$3,234	$117
Foreign currency exchange contracts	10		10		15		15
Cross-currency swaps	37		37		12		12
	5,011	3	4,950	58	3,381	3	3,261	117
NDT funds:
Cash and cash equivalents	7	7			7	7
Equity securities:
U.S. large-cap	276	188	88		259	176	83
U.S. mid/small-cap	107	80	27		101	75	26
Debt securities:
U.S. Treasury	74	74			74	74
U.S. government agency	8		8		9		9
Municipality	65		65		65		65
Investment-grade corporate	33		33		29		29
Residential mortgage-backed securities	1		1		1		1
Receivables/payables, net	2		2		3		3
	573	349	224		548	332	216
Auction rate securities	20			20	20			20
	$7,203	$1,951	$5,174	$78	$4,305	$691	$3,477	$137

Liabilities
Price risk management liabilities:
Energy commodities	$3,236	$2	$3,227	$7	$2,080	$2	$2,068	$10
Cross-currency swaps	8		8		4		4
	$3,244	$2	$3,235	$7	$2,084	$2	$2,072	$10

PPL Electric
Assets
Cash and cash equivalents	$288	$288			$485	$485
Restricted cash and cash equivalents	13	13			14	14
	$301	$301			$499	$499
A reconciliation of net assets and liabilities classified as Level 3 at March 31, 2010 is as follows.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	PPL			PPL Energy Supply
	Energy Commodities, net	Auction Rate Securities	Total	Energy Commodities, net	Auction Rate Securities	Total

Balance at beginning of period	$107	$25	$132	$107	$20	$127
Total realized/unrealized gains (losses)
Included in earnings	(76)		(76)	(76)		(76)
Included in OCI	3		3	3		3
Purchases, sales, issuances and settlements, net	20		20	20		20
Transfers into Level 3	(2)		(2)	(2)		(2)
Transfers out of Level 3	(1)		(1)	(1)		(1)
Balance at end of period	$51	$25	$76	$51	$20	$71

A reconciliation of net assets and liabilities classified as Level 3 at March 31, 2009 is as follows.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	PPL			PPL Energy Supply
	Energy Commodities, net	Auction Rate Securities	Total	Energy Commodities, net	Auction Rate Securities	Total

Balance at beginning of period	$188	$24	$212	$188	$19	$207
Total realized/unrealized gains (losses)
Included in earnings	(21)		(21)	(21)		(21)
Included in OCI	(10)	(2)	(12)	(10)	(2)	(12)
Purchases, sales, issuances and settlements, net	36		36	36		36
Transfers out of Level 3	(77)		(77)	(77)		(77)
Balance at end of period	$116	$22	$138	$116	$17	$133

Net gains and losses on assets and liabilities classified as Level 3 and included in earnings are reported in the Statements of Income as follows.

	March 31, 2010				March 31, 2009
	Energy Commodities, net				Energy Commodities, net
	Wholesale Energy Marketing	Unregulated Retail Electric and Gas	Net Energy Trading Margins	Energy Purchases	Wholesale Energy Marketing	Net Energy Trading Margins	Energy Purchases
PPL and PPL Energy Supply
Total gains (losses) included in earnings for the period	$13	$11	$(2)	$(98)	$4	$(9)	$(16)
Change in unrealized gains (losses) relating to positions still held at the reporting date	4	10	(1)	(75)	2	(1)	(1)

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents (PPL, PPL Energy Supply and PPL Electric)

The fair value of cash and cash equivalents and restricted cash and cash equivalents is based on the amount on deposit.

(PPL and PPL Energy Supply)

Price Risk Management Assets/Liabilities - Energy Commodities

The only energy commodity contracts classified as Level 1 are exchange-traded derivative gas and oil contracts.  When observable inputs are used to measure all or most of the value of a contract, the contract is classified as Level 2.  Over-the-counter (OTC) contracts are valued by traders using quotes obtained from an exchange, binding and non-binding broker quotes, prices posted by ISOs or published tariff rates.  PPL's risk management group obtains quotes from the market to validate the forward price curves.  OTC contracts include forwards, swaps, options and structured deals for electricity, gas, oil, and/or emission allowances and may be offset with similar positions in exchange-traded markets.  To the extent possible, fair value measurements utilize various inputs that include quoted prices for similar contracts or market-corroborated inputs.  In certain instances, these instruments may be valued using models, including standard option valuation models and standard industry models.  For example, the fair value of a structured deal that delivers power to an illiquid delivery point may be measured by valuing the nearest liquid trading point plus the value of the basis between the two points.  The basis input may be from market quotes, FTR prices, or historical prices.

When unobservable inputs are significant to the fair value measurement, a contract is classified as Level 3.  Additionally, Level 2 and Level 3 fair value measurements include adjustments for credit risk based on PPL's own creditworthiness (for net liabilities) and its counterparties' creditworthiness (for net assets).  PPL's credit department assesses all reasonably available market information and uses probabilities of default to calculate the credit adjustment.  PPL assumes that observable market prices include sufficient adjustments for liquidity and modeling risks, but for Level 3 fair value measurements, PPL also assesses the need for additional adjustments for liquidity or modeling risks.  The contracts classified as Level 3 represent contracts for which the delivery dates are beyond the dates for which independent prices are available or for certain power basis positions, which PPL generally values using historical prices.

In certain instances, PPL transfers energy commodity contracts between Level 2 and Level 3.  The primary reasons for the transfers during 2010 and 2009 were changes in the availability of market information.  As the delivery period of a contract becomes closer, market information may become available.  When this occurs, the model's unobservable inputs are replaced with observable market information.  When unobservable inputs are no longer significant to the fair value measurement, the contract is transferred from Level 3 to Level 2.

Price Risk Management Assets/Liabilities - Interest Rate/Foreign Currency Exchange/Cross-currency Swaps

To manage its interest rate and foreign currency exchange risk, PPL and PPL Energy Supply generally use interest rate contracts, such as forward-starting swaps and fixed-to-floating swaps, foreign currency exchange contracts, such as forwards and options, and cross-currency swaps that contain characteristics of both interest rate and foreign currency exchange contracts.  PPL and PPL Energy Supply use an income approach to measure the fair value of these contracts, utilizing readily observable inputs, such as forward interest rates (e.g., LIBOR and government security rates) and forward foreign currency exchange rates (e.g., GBP and Euro), as well as inputs that may not be observable, such as credit valuation adjustments.  In certain cases, PPL and PPL Energy Supply cannot practicably obtain market information to value credit risk and therefore rely on their own models.  These models use projected probabilities of default based on historical observances.  When the credit valuation adjustment is significant to the overall valuation, the contracts are classified as Level 3.

NDT Funds

The fair value measurements of cash and cash equivalents are based on the amount on deposit.

PPL and PPL Energy Supply generally use the market approach to measure the fair value of the equity securities held in the NDT funds.  The fair value measurements of equity securities are based on quoted prices in active markets.  Equity securities are classified as Level 1 and are comprised of securities that are representative of the Wilshire 5000 index, which is invested in approximately 70% large-cap stocks and 30% mid/small-cap stocks.  The fair value measurements of commingled equity index funds are based on firm quotes of net asset values per share, which are not obtained from a quoted price in an active market.  Investments in commingled equity funds are classified as Level 2 and represent securities that track the S&P 500 index and the Wilshire 4500 index.

Debt securities are generally measured using a market approach, including the use of matrix pricing.  Common inputs include reported trades, broker/dealer bid/ask prices, benchmark securities and credit valuation adjustments.  When necessary, the fair value of debt securities is measured using the income approach, which incorporates similar observable inputs as well as benchmark yields, credit valuation adjustments, reference data from market research publications, monthly payment data, collateral performance and new issue data.  The debt securities held by the NDT at March 31, 2010 have a weighted average coupon of 4.68% and a weighted-average maturity of five years.

PPL and PPL Energy Supply recorded impairments of $17 million for the three months ended March 31, 2009 for certain securities invested in the NDT funds.  Such amounts were not significant for the three months ended March 31, 2010.  These impairments are reflected on the Statements of Income in "Other-Than-Temporary Impairments."

Auction Rate Securities

PPL's and PPL Energy Supply's auction rate securities are recorded in "Other investments" on the Balance Sheets and include Federal Family Education Loan Program guaranteed student loan revenue bonds, as well as various municipal bond issues.  In 2010, auction rate securities continue to be impacted by auction failures and the resulting inability to liquidate these securities.  PPL and PPL Energy Supply continue to earn interest on these investments at contractually prescribed interest rates, and PPL and PPL Energy Supply believe these investments continue to be of high credit quality.  PPL and PPL Energy Supply do not have significant exposure to realize losses on these securities; however, auction rate securities are classified as Level 3 because failed auctions limit the amount of observable market data that is available for measuring the fair value of these securities.

PPL and PPL Energy Supply estimate the fair value of auction rate securities using an income approach which utilizes the following inputs:

•	the underlying structure and credit quality of each security;
•
the present value of future interest payments, estimated based on forward rates of the SIFMA Index, and principal payments discounted using interest rates for bonds with a credit rating and remaining term to maturity similar to the stated maturity of the auction rate securities; and

•	consideration of the impact of auction failures or redemption at par.

Based upon the evaluation of available information, the estimated fair value of these securities could change significantly based on future market conditions.

At March 31, 2010 and December 31, 2009, the fair value of these auction rate securities was estimated to be equal to par value, which was $25 million for PPL and $20 million for PPL Energy Supply.  At March 31, 2010, contractual maturities for these auction rate securities were a weighted average of approximately 26 years.  During the three months ended March 31, 2010, PPL and PPL Energy Supply liquidated an insignificant amount of securities at par.

Nonrecurring Fair Value Measurements (PPL and PPL Energy Supply)

	Carrying Value (a)	Fair Value Measurements Using Level 3	Loss (b)
Sulfur dioxide emission allowances (c):
March 31, 2010	$13	$10	$(3)
March 31, 2009	45	15	(30)

(a)	Represents carrying value before fair value measurement.
(b)	Recorded in the Supply segment and are included in "Other operation and maintenance" on the Statements of Income.
(c)	Current and long-term sulfur dioxide emission allowances are included in "Other intangibles" in their respective areas on the Balance Sheet.

Sulfur Dioxide Emission Allowances

Due to significant declines in market prices at both March 31, 2010 and 2009, PPL Energy Supply assessed the recoverability of sulfur dioxide emission allowances not expected to be consumed.  When available, observable market prices were used to value the sulfur dioxide emission allowances.  When observable market prices were not available, fair value was modeled using prices from observable transactions and appropriate discount rates.  The modeled values were significant to the overall fair value measurement.

Financial Instruments Not Recorded at Fair Value

(PPL, PPL Energy Supply and PPL Electric)

NPNS

PPL and PPL Energy Supply enter into full-requirement sales contracts, power purchase agreements, certain retail energy and physical capacity contracts.  These contracts range in maturity through 2023 and qualify for NPNS.  PPL Electric also entered into contracts that qualify for NPNS.  See "Energy Purchase Commitments" in Note 10 for information about PPL Electric's competitive solicitations.  All of these contracts are accounted for using accrual accounting; therefore, there were no amounts recorded on the Balance Sheets at March 31, 2010 and December 31, 2009.  The estimated fair value of these contracts, calculated using similar inputs and valuation techniques as those described above within "Price Risk Management Assets/Liabilities - Energy Commodities," was:

	Net Asset (Liability)
	March 31, 2010	December 31, 2009

PPL	$367	$122
PPL Energy Supply	650	334
PPL Electric	(279)	(216)

Other

The carrying amount of long-term debt on the Balance Sheets and the estimated fair value are set forth below.  The fair value of these instruments is estimated using an income approach by discounting future interest and principal payments at estimated current cost of funding rates.

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
PPL
Long-term debt	$7,652	$7,926	$7,143	$7,280
PPL Energy Supply
Long-term debt	5,532	5,787	5,031	5,180
PPL Electric
Long-term debt	1,472	1,593	1,472	1,567

(PPL and PPL Energy Supply)

The carrying value of "Short-term debt" at March 31, 2010 and December 31, 2009 on the Balance Sheets represented or approximated fair value due to the liquid nature of the instruments or variable interest rates associated with the financial instruments.

Credit Concentration Associated with Financial Instruments

(PPL, PPL Energy Supply and PPL Electric)

PPL and its subsidiaries enter into contracts with many entities for the purchase and sale of energy.  Many of these contracts are considered a normal part of doing business and, as such, the fair value of these contracts is not reflected in the financial statements.  However, the fair value of these contracts is considered when committing to new business from a credit perspective.  See Note 14 for information on credit policies used by PPL and its subsidiaries to manage credit risk, including master netting arrangements and collateral requirements.

(PPL)

At March 31, 2010, PPL had credit exposure of $5.3 billion to energy trading partners, excluding the effects of netting arrangements and collateral.  As a result of netting arrangements and collateral, PPL's credit exposure was reduced to $1.6 billion.  One of the counterparties accounted for 21% of this exposure, and no other individual counterparty accounted for more than 17% of the exposure.  Ten counterparties accounted for $1.1 billion, or 71%, of the net exposure.  All of these counterparties had an investment grade credit rating from S&P and are current on their obligations.

(PPL Energy Supply)

At March 31, 2010, PPL Energy Supply had credit exposure of $5.3 billion to energy trading partners, excluding related parties and the effects of netting arrangements and collateral.  As a result of netting arrangements and collateral, this credit exposure was reduced to $1.6 billion.  One of the counterparties accounted for 21% of this exposure, and no other individual counterparty accounted for more than 17% of the exposure.  Ten counterparties accounted for $1.1 billion, or 71%, of the net exposure.  All of these counterparties had an investment grade credit rating from S&P and are current on their obligations.

At March 31, 2010, PPL Energy Supply's credit exposure under certain energy supply contracts to PPL Electric was $94 million. Netting arrangements had no impact on this credit exposure.

(PPL Electric)

At March 31, 2010, PPL Electric had no credit exposure under energy supply contracts (including its supply contracts with its affiliate PPL EnergyPlus).

14.	Derivative Instruments and Hedging Activities

Risk Management Objectives (PPL, PPL Energy Supply and PPL Electric)

PPL has a risk management policy approved by the Board of Directors to manage market risk and counterparty credit risk.  The RMC, comprised of senior management and chaired by the Chief Risk Officer, oversees the risk management function.  Key risk control activities designed to ensure compliance with the risk policy and detailed programs include, but are not limited to, credit review and approval, validation of transactions and market prices, verification of risk and transaction limits, VaR analyses, portfolio stress tests, gross margin at risk analyses, sensitivity analyses, and daily portfolio reporting, including open positions, determinations of fair value, and other risk management metrics.

Market risk is the potential loss PPL and its subsidiaries may incur as a result of price changes associated with a particular financial or commodity instrument.

PPL and PPL Energy Supply are exposed to market risk from:

•
commodity price, basis and volumetric risks for energy and energy-related products associated with the sale of electricity from its generating assets and other electricity marketing activities and the purchase of fuel and fuel-related commodities for generating assets, as well as for proprietary trading activities;

•	interest rate and price risk associated with debt used to finance operations, as well as debt and equity securities in NDT funds and defined benefit plans; and
•	foreign currency exchange rate risk associated with investments in U.K. affiliates, as well as purchases of equipment in currencies other than U.S. dollars.

PPL and PPL Energy Supply utilize forward contracts, futures contracts, options, swaps and structured deals such as tolling agreements as part of the risk management strategy to minimize unanticipated fluctuations in earnings caused by changes in commodity prices, interest rates and foreign currency exchange rates.  All derivatives are recognized on the balance sheet at their fair value, unless they qualify for NPNS.

PPL and PPL Electric are exposed to market price and volumetric risks from PPL Electric's obligation as PLR.  The PUC has approved a cost recovery mechanism that allows PPL Electric to pass through to customers the cost associated with fulfilling its PLR obligation.  This cost recovery mechanism substantially eliminates PPL Electric's exposure to market price risk.  PPL Electric also mitigates its exposure to volumetric risk by entering into full-requirements load following supply agreements for its customers.  These supply agreements transfer the volumetric risk associated with the PLR obligation to the energy suppliers.

Credit risk is the potential loss PPL and its subsidiaries may incur due to a counterparty's non-performance, including defaults on payments and energy commodity deliveries.

PPL and PPL Energy Supply are exposed to credit risk from:

•	commodity derivatives with its energy trading partners, which include other energy companies, fuel suppliers, and financial institutions;
•	interest rate derivatives with financial institutions; and
•	foreign currency derivatives with financial institutions.

PPL and PPL Electric are exposed to credit risk from PPL Electric's supply agreements for its PLR obligation.

The majority of PPL's, PPL Energy Supply's and PPL Electric's credit risk stems from PPL Energy Supply's and PPL Electric's commodity derivatives for multi-year contracts for energy sales and purchases.  If the counterparties fail to perform their obligations under such contracts and these PPL subsidiaries could not replace the sales or purchases at the same prices as those under the defaulted contracts, PPL and its subsidiaries would incur financial losses.  Those losses would be recognized immediately or through lower revenues or higher costs in future years, depending on the accounting treatment for the defaulted contracts.

PPL and its subsidiaries have credit policies to manage their credit risk, including the use of an established credit approval process, daily monitoring of counterparty positions, and the use of master netting agreements.  These agreements generally include credit mitigation provisions, such as margin, prepayment or collateral requirements.  PPL and its subsidiaries may request the additional credit assurance, in certain circumstances, in the event that the counterparties' credit ratings fall below investment grade or their exposures exceed an established credit limit.  See Note 13 for credit concentration associated with financial instruments.

PPL's and PPL Energy Supply's obligation to return counterparty cash collateral under master netting arrangements was $706 million and $355 million at March 31, 2010 and December 31, 2009.

PPL Electric had no obligation to return cash collateral under master netting arrangements at March 31, 2010 and December 31, 2009.

At March 31, 2010 and December 31, 2009, PPL Electric had not posted any cash collateral under master netting arrangements.  PPL and PPL Energy Supply had posted an insignificant amount of cash collateral under master netting arrangements at March 31, 2010 and December 31, 2009.

(PPL and PPL Energy Supply)

Commodity Price Risk (Non-trading)

Commodity price and basis risks are among PPL's and PPL Energy Supply's most significant risks due to the level of investment that PPL and PPL Energy Supply maintain in their generation assets, as well as the extent of their marketing and proprietary trading activities.  Several factors influence price levels and volatilities.  These factors include, but are not limited to, seasonal changes in demand, weather conditions, available generating assets within regions, transportation availability and reliability within and between regions, market liquidity, and the nature and extent of current and potential federal and state regulations.

PPL and PPL Energy Supply enter into financial and physical derivative contracts, including forwards, futures, swaps and options, to hedge the price risk associated with electricity, gas, oil and other commodities.  Certain contracts qualify for NPNS or are non-derivatives and are therefore not reflected in the financial statements until delivery.  See Note 13 for additional information on NPNS.  PPL and PPL Energy Supply segregate their remaining non-trading activities into two categories:  cash flow hedge activity and economic activity.

Cash Flow Hedge Activity

Many derivative contracts have qualified for hedge accounting so that the effective portion of a derivative's gain or loss is deferred and reclassified into earnings when the forecasted transaction occurs.  The cash flow hedges that existed at March 31, 2010 range in maturity through 2015.  At March 31, 2010, the accumulated net unrealized after-tax gains that are expected to be reclassified into earnings during the next 12 months were $242 million for PPL and PPL Energy Supply.  Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time periods and any amounts previously recorded in AOCI are reclassified into earnings.  For the three months ended March 31, 2010 and 2009, such reclassifications were an after-tax gain of $3 million and an after-tax loss of $2 million.

For the three months ended March 31, 2010 and 2009, hedge ineffectiveness associated with energy derivatives were after tax gains of $6 million and $12 million.

In addition, when cash flow hedge positions fail hedge effectiveness testing, hedge accounting is not permitted in the quarter in which this occurs and, accordingly, the entire change in fair value for the periods that failed is recorded to the income statement.  Certain cash flow hedge positions failed effectiveness testing during the three months ended March 31, 2009.  However, these positions were not dedesignated as hedges, as prospective regression analysis demonstrated that these hedges were expected to be highly effective over their term.  During the three months ended March 31, 2009, an after-tax gain of $67 million was recognized in earnings as a result of these failures.  During the three months ended March 31, 2010, cash flow hedge positions that had previously failed hedge effectiveness testing in 2009 no longer failed and an after-tax loss of $82 million was recognized in earnings for the reversal of the remaining previously recognized unrealized gains.

Economic Activity

Certain derivative contracts economically hedge the price and volumetric risk associated with electricity, gas, oil and other commodities but do not receive hedge accounting treatment.  These derivatives hedge a portion of the economic value of PPL Energy Supply's generation assets and load-following and retail contracts, which are subject to changes in fair value due to market price volatility and volume expectations.  Additionally, economic activity includes the ineffective portion of qualifying cash flow hedges, including the entire change in fair value of certain cash flow hedges that fail retrospective effectiveness testing (see "Cash Flow Hedge Activity" above).  The derivative contracts that existed at March 31, 2010 range in maturity through 2017.

Examples of economic activity include certain purchase contracts used to supply full-requirement sales contracts; FTRs or basis swaps used to hedge basis risk associated with the sale of generation or supplying full-requirement sales contracts; spark spreads (sale of electricity with the simultaneous purchase of fuel); retail gas activities; and fuel oil swaps used to hedge price escalation clauses in coal transportation and other fuel-related contracts.  PPL Energy Supply also uses options, which include the sale of call options and the purchase of put options tied to a particular generating unit.  Since the physical generating capacity is owned, the price exposure is limited to the cost of the particular generating unit and does not expose PPL Energy Supply to uncovered market price risk.  PPL Energy Supply also purchases call options or sells put options to create a net purchase position to cover an overall short position in the non-trading portfolio.

The gains (losses) for this activity are as follows.

	Three Months Ended March 31,
	2010	2009

Operating Revenues
Unregulated retail electric and gas	$10	$1
Wholesale energy marketing	424	352
Operating Expenses
Fuel	5	2
Energy purchases	(563)	(269)

The net gains recorded in "Wholesale energy marketing" resulted primarily from certain full-requirement sales contracts in which PPL Energy Supply did not elect NPNS and from hedge ineffectiveness, including hedges that failed effectiveness testing, as discussed in the "Cash Flow Hedge Activity" above.  The net losses recorded in "Energy purchases" resulted primarily from certain purchase contracts to supply the full-requirement sales contracts noted above for which PPL Energy Supply did not elect hedge treatment and from hedge ineffectiveness, including hedges that failed effectiveness testing.

Commodity Price Risk (Trading)

PPL Energy Supply also executes energy contracts to take advantage of market opportunities.  As a result, PPL Energy Supply may at times create a net open position in its portfolio that could result in significant losses if prices do not move in the manner or direction anticipated.  PPL Energy Supply's trading activity is shown in "Net energy trading margins" on the Statements of Income.

Commodity Volumetric Activity

PPL Energy Supply currently employs four primary strategies to maximize the value of its wholesale energy portfolio.  As further discussed below, these strategies include the sales of baseload generation, optimization of intermediate and peaking generation, marketing activities, and proprietary trading activities.  The tables within this section present the volumes of PPL Energy Supply's derivative activity, excluding those that qualify for NPNS, unless otherwise noted.

Sales of Baseload Generation

PPL Energy Supply has a formal hedging program for its baseload generation fleet, which includes 7,370 MW of generating capacity.  The objective of this program is to provide a reasonable level of near-term cash flow and earnings certainty for the next three years while preserving upside potential of power price increases over the medium term; however, in certain instances, PPL Energy Supply will sell power and purchase fuel beyond this three-year period.  PPL Energy Supply sells its expected generation output on a forward basis using both derivative and non-derivative instruments.  Both are included in the following tables.

The following table presents the expected sales, in GWh, of baseload generation based on current forecasted assumptions for 2010-2012.  These expected sales could be impacted by several factors, including plant availability.

2010 (a)	2011	2012
38,789	52,114	56,130

(a)	Represents expected sales from April 1, 2010 to December 31, 2010.

The following table presents the percentage of expected baseload generation sales shown above that have been sold forward under fixed-price contracts and the related percentage of fuel that has been purchased or committed at March 31, 2010.

	Derivative	Total Power	Fuel Purchases (d)
Year	Sales (a) (b)	Sales (c)	Coal	Nuclear

2010 (e)	90%	100%	99%	100%
2011	88%	96%	89%	100%
2012	54%	61%	70%	100%

(a)
Excludes non-derivative contracts and contracts that qualify for NPNS.  Volumes for option contracts factor in the probability of an option being exercised and may be less than the notional amount of the option.  Percentages are based on fixed-price contracts only.

(b)	Volumes for derivative sales contracts that deliver beyond 2012 are 3,577 GWh.
(c)
Amount represents derivative and non-derivative contracts.  Volumes for option contracts factor in the probability of an option being exercised and may be less than the notional amount of the option.  Percentages are based on fixed-price contracts only.

(d)	Coal and nuclear contracts receive accrual accounting treatment, as they are not derivative contracts. Percentages are based on both fixed- and variable-priced contracts.
(e)	Represents the time period from April 1, 2010 to December 31, 2010.

In addition to the fuel purchases above, PPL Energy Supply attempts to economically hedge the fuel price risk that is within its fuel-related contracts and coal transportation contracts, which are tied to changes in crude oil or diesel prices.  The following table presents the volumes (in thousands of barrels) of derivative contracts used in support of this strategy at March 31, 2010.

Contract Type	2010 (a)	2011	2012

Oil Swaps	315	408	180

(a)	Represents the time period from April 1, 2010 to December 31, 2010.

Optimization of Intermediate and Peaking Generation

In addition to its baseload generation activities, PPL Energy Supply attempts to optimize the overall value of its intermediate and peaking fleet, which includes 4,349 MW of gas and oil-fired generation.  PPL Energy Supply uses both option and non-option contracts to support this strategy.  The following table presents the volumes of derivative contracts used in support of this strategy at March 31, 2010.

	Units	2010 (a)

Net Power Sales:
Options (b)	GWh	369
Non-option contracts (c)	GWh	1,707

Net Power/Fuel Purchases:
Non-option contracts	Bcf	13.5

(a)	Represents the time period from April 1, 2010 to December 31, 2010.
(b)	Volumes for option contracts factor in the probability of an option being exercised and may be less than the notional amount of the option.
(c)	Included in these volumes are exercised option contracts that converted to non-option derivative contracts.

Marketing Activities

PPL Energy Supply's marketing portfolio is comprised of full-requirement sales contracts and their related supply contracts, retail gas and electricity sales contracts and other marketing activities.  The full-requirement sales contracts and their related supply contracts make up a significant component of the marketing portfolio.  The obligations under the full-requirement sales contracts include supplying a bundled product of energy, capacity, RECs, and other ancillary products.  The full-requirements contracts PPL Energy Supply is awarded do not necessarily provide for specific levels of load, and actual load could vary significantly from forecasted amounts.  PPL Energy Supply uses a variety of strategies to hedge its full-requirement sales contracts, including purchasing energy at a liquid trading hub or directly at the load delivery zone, purchasing capacity and RECs in the market and supplying the energy, capacity and RECs with its generation.  RECs are not derivatives and are excluded from the table below.  The following table presents the volumes of (sales)/purchase contracts, excluding FTRs, basis and capacity contracts, used in support of these activities at March 31, 2010.

	Units	2010 (a)	2011	2012

Energy sales contracts (b) (c)	GWh	(24,327)	(16,162)	(5,536)
Related energy supply contracts (c)
Energy purchases	GWh	20,461	12,429	2,979
Volumetric hedges (d)	GWh	(86)	51	157
Volumetric hedges (d)	Bcf	(0.3)
Generation Supply	GWh	2,329	2,293	2,232
Retail gas sales contracts	Bcf	(2.2)	(1.8)	(3.8)
Retail gas purchase contracts	Bcf	2.2	1.9	3.9

(a)	Represents the time period from April 1, 2010 to December 31, 2010.
(b)
The majority of PPL Energy Supply's full-requirement sales contracts receive accrual accounting as they qualify for NPNS or are not derivative contracts.  Also included in these volumes are the sales from PPL EnergyPlus to PPL Electric to supply PPL Electric's 2010 PLR load obligation.

(c)	Net volumes for derivative contracts, excluding contracts that qualify for NPNS, that deliver beyond 2012 are 92 GWh.
(d)
PPL Energy Supply uses power and gas options, swaps and futures to hedge the volumetric risk associated with full-requirement sales contracts since the demand for power varies hourly.  Volumes for option contracts factor in the probability of an option being exercised and may be less than the notional amount of the option.

FTRs and Other Basis Positions

PPL Energy Supply buys and sells FTRs and other basis positions to mitigate the basis risk between delivery points related to the sales of its generation, the supply of its full-requirement sales contracts and retail contracts, as well as for proprietary trading purposes.  The following table presents the volumes of derivative FTR and basis (sales)/purchase contracts at March 31, 2010.

Commodity	Units	2010 (a)	2011	2012

FTRs	GWh	15,733	406
Power Basis Positions	GWh	(18,165)	(2,324)
Gas Basis Positions	Bcf	18	0.9	(0.6)

(a)	Represents the time period from April 1, 2010 to December 31, 2010.

Capacity Positions

PPL Energy Supply buys and sells capacity related to the sales of its generation and the supply of its full-requirement sales contracts, as well as for proprietary trading purposes.  The following table presents the volumes of derivative capacity (sales)/purchase contracts in MW-months at March 31, 2010.

Commodity	Units	2010 (a)	2011	2012

Capacity (b)	MW-months	(13,466)	(7,000)	3,509

(a)	Represents the time period from April 1, 2010 to December 31, 2010.
(b)	Net volumes that deliver beyond 2012 are 5,299 MW-months.

Proprietary Trading Activity

At March 31, 2010, PPL Energy Supply's proprietary trading positions, excluding FTRs, basis and capacity contracts, were not significant.

Interest Rate Risk

PPL and its subsidiaries have issued debt to finance its operations, which results in an exposure to interest rate risk.  PPL and its subsidiaries utilize various financial derivative instruments to adjust the mix of fixed and floating interest rates in its debt portfolio, adjust the duration of its debt portfolio and lock in benchmark interest rates in anticipation of future financing, when appropriate.  Risk limits under the risk management program are designed to balance risk exposure to volatility in interest expense and changes in the fair value of PPL's and its subsidiaries' debt portfolio due to changes in benchmark interest rates.

Cash Flow Hedges

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings.  PPL and PPL Energy Supply may enter into financial interest rate swap contracts that qualify as cash flow hedges to hedge floating interest rate risk associated with both existing and anticipated debt issuances.  For PPL, these interest rate swap contracts range in maturity through 2041 and had a notional value of $475 million at March 31, 2010.  For the three months ended March 31, 2010 and 2009, hedge ineffectiveness associated with these derivatives was not significant.  PPL Energy Supply did not hold any such contracts at March 31, 2010.

In anticipation of their debt issuances that occurred during the three months ended March 31, 2010, WPD (South West) and WPD (South Wales) entered into forward starting interest rate swaps to hedge the change in benchmark interest rates up through the debt issuances.  In March 2010, WPD (South Wales) and WPD (South West) each issued £200 million of 5.75% Notes due 2040.  The combined debt issuance of £400 million equated to $603 million at time of issuance.  In addition, WPD (South Wales) recorded as interest expense $3 million of hedge ineffectiveness associated with the debt issuances.  In conformity with PPL's policy, a lag adjustment was recorded for both the debt issuances and the associated ineffectiveness of the forward-starting interest rate swaps.

WPDH Limited holds a net notional position in cross-currency swaps totaling $302 million to hedge the interest payments and principal of its U.S. dollar-denominated senior notes with maturity dates ranging from December 2017 to December 2028.  For the three months ended March 31, 2010 and 2009, no amounts were recorded related to hedge ineffectiveness.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time periods and any amounts previously recorded in AOCI are reclassified to earnings.  PPL had no such reclassifications for the three months ended March 31, 2010, and reclassified a net after-tax gain of $2 million for the three months ended March 31, 2009.  PPL Energy Supply had no such reclassifications for the three months ended March 31, 2010 and 2009.

At March 31, 2010, the accumulated net unrealized after-tax gains on qualifying derivatives that are expected to be reclassified into earnings during the next 12 months were $1 million for PPL and $2 million for PPL Energy Supply.  Amounts are reclassified as the hedged interest payments are made.

Fair Value Hedges

PPL and PPL Energy Supply are exposed to changes in the fair value of their domestic and international debt portfolios.  To manage this risk, PPL and PPL Energy Supply may enter into financial contracts to hedge fluctuations in the fair value of existing debt issuances due to changes in benchmark interest rates.  At March 31, 2010, PPL held contracts that range in maturity through 2047 and had a notional value of $750 million.  PPL Energy Supply did not hold any such contracts at March 31, 2010.  PPL and PPL Energy Supply did not recognize any gains or losses resulting from the ineffective portion of fair value hedges or from a portion of the hedging instrument being excluded from the assessment of hedge effectiveness for the three months ended March 31, 2010 and 2009.  PPL and PPL Energy Supply did not recognize any gains or losses resulting from hedges of debt issuances that no longer qualified as fair value hedges for the three months ended March 31, 2010 and 2009.

Foreign Currency Risk

PPL and PPL Energy Supply are exposed to foreign currency risk, primarily through investments in U.K. affiliates.  In addition, PPL's and PPL Energy Supply's domestic operations may make purchases of equipment in currencies other than U.S. dollars.

PPL and PPL Energy Supply have adopted a foreign currency risk management program designed to hedge certain foreign currency exposures, including firm commitments, recognized assets or liabilities, anticipated transactions and net investments.  In addition, PPL and PPL Energy Supply enter into financial instruments to protect against foreign currency translation risk of expected earnings.

Cash Flow Hedges

PPL and PPL Energy Supply may enter into foreign currency derivatives associated with foreign currency-denominated debt and the exchange rate associated with firm commitments denominated in foreign currencies; however, at March 31, 2010, there were no existing contracts of this nature.  Amounts previously classified in AOCI are reclassified as the hedged interest payments are made and as the related equipment is depreciated.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time periods and any amounts previously recorded in AOCI are reclassified to earnings.  There were no such reclassifications for the three months ended March 31, 2010 and 2009.

Fair Value Hedges

PPL and PPL Energy Supply enter into foreign currency forward contracts to hedge the exchange rates associated with firm commitments denominated in foreign currencies; however, at March 31, 2010, there were no existing contracts of this nature.  PPL and PPL Energy Supply did not recognize any gains or losses resulting from the ineffective portion of fair value hedges or from a portion of the hedging instrument being excluded from the assessment of hedge effectiveness for the three months ended March 31, 2010 and 2009.  Additionally, PPL and PPL Energy Supply did not recognize any gains or losses resulting from hedges of firm commitments that no longer qualified as fair value hedges for the three months ended March 31, 2010 and 2009.

Net Investment Hedges

PPL and PPL Energy Supply may enter into foreign currency contracts to protect the value of a portion of their net investment in WPD.  The total notional amount of the contracts outstanding at March 31, 2010 was £15 million (approximately $30 million based on contracted rates).  The settlement dates of these contracts range from March 2011 through June 2011.  At March 31, 2010, the fair value of these positions was a net asset of $7 million.  For the three months ended March 31, 2010 and 2009, PPL and PPL Energy Supply recognized net investment hedge gains, after tax, of $3 million and $1 million in the foreign currency translation adjustment component of OCI.  At March 31, 2010, PPL and PPL Energy Supply had $14 million of accumulated net investment hedge gains, after tax, that were included in the foreign currency translation adjustment component of AOCI compared with $11 million of gains at December 31, 2009.  See Note 11 for additional information.

Economic Activity

PPL and PPL Energy Supply may enter into foreign currency contracts as an economic hedge of anticipated earnings denominated in British pounds sterling.  At March 31, 2010, the total exposure hedged was £45 million and the net fair value of these positions was a net asset of $3 million.  These contracts had termination dates ranging from April 2010 to October 2010.  Gains and losses, both realized and unrealized, on these contracts are included in "Other Income - net" on the Statements of Income.  PPL and PPL Energy Supply recorded a net gain of $2 million during the three months ended March 31, 2010 and $1 million in 2009.  See Note 11 for additional information.

Accounting and Reporting

(PPL, PPL Energy Supply and PPL Electric)

All derivative instruments are recorded at fair value on the balance sheet as an asset or liability (unless they qualify for NPNS), and changes in the derivatives' fair value are recognized currently in earnings unless specific hedge accounting criteria are met.  See Note 13 for additional information on NPNS.

PPL and its subsidiaries have elected not to offset net derivative positions in the financial statements.  Accordingly, PPL and its subsidiaries do not offset such derivative positions against the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) under master netting arrangements.

Gains and losses associated with non-trading bilateral sales of electricity at major market delivery points are netted with purchases that offset the sales at those same delivery points.  A major market delivery point is any delivery point with liquid pricing available.

PPL and PPL Energy Supply reflect their net realized and unrealized gains and losses associated with all derivatives that are held for trading purposes in the "Net energy trading margins" line on the Statements of Income.

The circumstances and intent existing at the time that derivative contracts are entered into are used to determine their accounting designation, which is subsequently verified by an independent internal group on a daily basis.  The following summarizes the guidelines that have been provided to the marketers who are responsible for contract designation for derivative energy contracts.

•	Any wholesale and retail contracts to sell electricity and the related capacity that do not meet the definition of a derivative receive accrual accounting.

•	Physical electricity-only transactions can receive cash flow hedge treatment if all of the qualifications are met.

•
Physical capacity-only transactions to sell excess capacity from PPL's and PPL Energy Supply's generation qualify for NPNS.  The forward value of these transactions is not recorded in the financial statements and has no earnings impact until delivery.

•	Any physical energy sale or purchase not intended to hedge an economic exposure is considered speculative, with unrealized gains or losses recorded immediately through earnings.

•
Financial transactions that can be settled in cash do not qualify for NPNS because they do not require physical delivery.  These transactions can receive cash flow hedge treatment if they lock in the cash flows PPL and PPL Energy Supply will receive or pay for energy expected to be sold or purchased in the spot market.

•
PPL and PPL Energy Supply purchase FTRs for both proprietary trading activities and hedging purposes.  FTRs, although economically effective as electricity basis hedges, do not currently qualify for hedge accounting treatment.  Unrealized and realized gains and losses from FTRs that were entered into for trading purposes are recorded in "Net energy trading margins" on the Statements of Income.  Unrealized and realized gains and losses from FTRs that were entered into for hedging purposes are recorded in "Energy purchases" on the Statements of Income.

•
Physical and financial transactions for gas and oil to meet fuel and retail requirements can receive cash flow hedge treatment if they lock in the price PPL and PPL Energy Supply will pay and meet the definition of a derivative.

•	Certain option contracts may receive hedge accounting treatment. Those that are not eligible are marked to fair value through earnings.

Unrealized gains or losses on cash flow hedges are recorded in OCI, excluding ineffectiveness that is recognized immediately in earnings.  These unrealized gains and losses become realized when the contracts settle and are recognized in earnings when the hedged transactions occur.

The following is a summary of certain guidelines that have been provided to PPL's Finance Department, which is responsible for contract designation for interest rate and foreign currency derivatives.

•
Transactions to lock in an interest rate prior to a debt issuance can be designated as cash flow hedges.  Any unrealized gains or losses on transactions receiving cash flow hedge treatment are recorded in OCI and are amortized as a component of interest expense when the hedged transactions occur.

•
Transactions entered into to hedge fluctuations in the fair value of existing debt can be designated as fair value hedges.  To the extent that the change in the fair value of the derivative offsets the change in the fair value of the existing debt, there is no earnings impact, as both changes are reflected in interest expense.  Realized gains and losses over the life of the hedge are reflected in interest expense.

•
Transactions entered into to hedge the value of a net investment of foreign operations can be designated as net investment hedges.  To the extent that the derivatives are highly effective at hedging the value of the net investment, gains and losses are recorded in the foreign currency translation adjustment component of OCI and will not be recorded in earnings until the investment is substantially liquidated.

•
Derivative transactions that do not qualify for hedge accounting treatment are marked to fair value through earnings.  These transactions generally include hedges of earnings translation risk associated with subsidiaries that report their financial statements in a currency other than the U.S. dollar.  As such, these transactions eliminate earnings volatility due solely to changes in foreign currency exchange rates.

(PPL)

The following tables present the fair value and location of derivative instruments recorded on the Balance Sheets.

	March 31, 2010				December 31, 2009
	Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments (a)		Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments (a)
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management Assets/Liabilities (b)
Interest rate swaps	$19				$10
Cross-currency swaps	2	$8			1	$4
Foreign currency exchange contracts	3		$3		8		$2
Commodity contracts	1,070	339	2,251	$2,044	741	219	1,395	$1,279
	1,094	347	2,254	2,044	760	223	1,397	1,279
Noncurrent:
Price Risk Management Assets/Liabilities (b)
Interest rate swaps	31				40
Cross-currency swaps	35				11
Foreign currency exchange contracts	4				5
Commodity contracts	818	141	825	712	578	118	640	464
	888	141	825	712	634	118	640	464

Total derivatives	$1,982	$488	$3,079	$2,756	$1,394	$341	$2,037	$1,743

(a)	$390 million and $375 million of net gains associated with derivatives that were no longer designated as hedging instruments are recorded in AOCI at March 31, 2010 and December 31, 2009.
(b)	Represents the location on the balance sheet.

The after-tax balances of accumulated net gains (losses) (excluding net investment hedges) in AOCI were $919 million and $602 million at March 31, 2010 and December 31, 2009.  The after-tax balances of accumulated net gains (losses) (excluding net investment hedges) in AOCI were $88 million and $(21) million at March 31, 2009 and December 31, 2008.

The following tables present the pre-tax effect of derivative instruments recognized in income or OCI for the three months ended March 31.

			Gain (Loss) Recognized in Income on Derivative		Gain (Loss) Recognized in Income on Related Item
Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Location of Gains (Losses) Recognized in Income	2010	2009	2010	2009

Interest rate swaps	Fixed rate debt	Interest expense	$18	$2	$(7)	$6

	Derivative Gain (Loss) Recognized in OCI (Effective Portion)			Gain (Loss) Reclassified from AOCI into Income (Effective Portion)		Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivative Relationships	2010	2009	Location of Gains (Losses) Recognized in Income	2010	2009	2010	2009
Cash Flow Hedges:
Interest rate swaps	$(8)	$20	Interest expense	$(1)	$(1)	$(3)
			Other income - net		4
Cross-currency swaps	22	10	Interest expense		1
			Other income - net	22	22
Commodity contracts	625	138	Wholesale energy marketing	178	48	(113)	$143
			Fuel	1	1		2
			Energy purchases	(104)	(96)	(18)	(10)
			Depreciation	1
	$639	$168		$97	$(21)	$(134)	$135
Net Investment Hedges:
Foreign currency exchange contracts	$4	$1

Derivatives Not Designated as Hedging Instruments:	Location of Gains (Losses) Recognized in Income on Derivatives	2010	2009

Foreign currency exchange contracts	Other income - net	$2	$1
Commodity contracts	Unregulated retail electric and gas	11	3
	Wholesale energy marketing	758	284
	Net energy trading margins (a)	5	(13)
	Fuel	1	(8)
	Energy purchases	(750)	(384)
		$27	$(117)

(a)	Differs from statement of income due to intra-month transactions that PPL defines as spot activity, which is not accounted for as a derivative.

(PPL Energy Supply)

The following tables present the fair value and location of derivative instruments recorded on the Balance Sheets.

	March 31, 2010				December 31, 2009
	Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments (a)		Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments (a)
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management Assets/Liabilities (b)
Interest rate swaps
Cross-currency swaps	$2	$8			$1	$4
Foreign currency exchange contracts	3		$3		8		$2
Commodity contracts	1,070	339	2,251	$2,044	741	219	1,395	$1,279
	1,075	347	2,254	2,044	750	223	1,397	1,279
Noncurrent:
Price Risk Management Assets/Liabilities (b)
Interest rate swaps
Cross-currency swaps	35				11
Foreign currency exchange contracts	4				5
Commodity contracts	818	141	825	712	578	118	640	464
	857	141	825	712	594	118	640	464

Total derivatives	$1,932	$488	$3,079	$2,756	$1,344	$341	$2,037	$1,743

(a)	$390 million and $375 million of net gains associated with derivatives that were no longer designated as hedging instruments are recorded in AOCI at March 31, 2010 and December 31, 2009.
(b)	Represents the location on the balance sheet.

The after-tax balances of accumulated net gains (losses) (excluding net investment hedges) in AOCI were $895 million and $573 million at March 31, 2010 and December 31, 2009.  The after-tax balances of accumulated net gains (losses) (excluding net investment hedges) in AOCI were $88 million and $(12) million at March 31, 2009 and December 31, 2008.

The following tables present the pre-tax effect of derivative instruments recognized in income or OCI for the three months ended March 31.

	Derivative Gain (Loss) Recognized in OCI (Effective Portion)			Gain (Loss) Reclassified from AOCI into Income (Effective Portion)		Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivative Relationships	2010	2009	Location of Gains (Losses) Recognized in Income	2010	2009	2010	2009
Cash Flow Hedges:
Interest rate swaps			Interest expense			$(3)
Cross-currency swaps	$22	$10	Interest expense		$1
			Other income - net	$22	22
Commodity contracts	625	138	Wholesale energy marketing	178	48	(113)	$143
			Fuel	1	1		2
			Energy purchases	(104)	(96)	(18)	(10)
			Depreciation	1
	$647	$148		$98	$(24)	$(134)	$135
Net Investment Hedges:
Foreign exchange contracts	$4	$1

Derivatives Not Designated as Hedging Instruments:	Location of Gains (Losses) Recognized in Income on Derivatives	2010	2009

Foreign exchange contracts	Other income - net	$2	$1
Commodity contracts	Unregulated retail electric and gas	11	3
	Wholesale energy marketing	758	284
	Net energy trading margins (a)	5	(13)
	Fuel	1	(8)
	Energy purchases	(750)	(384)
		$27	$(117)

(a)	Differs from statement of income due to intra-month transactions that PPL Energy Supply defines as spot activity, which is not accounted for as a derivative.

Credit Risk-Related Contingent Features (PPL and PPL Energy Supply)

Certain of PPL's and PPL Energy Supply's derivative contracts contain credit contingent provisions which would permit the counterparties with which PPL or PPL Energy Supply is in a net liability position to require the transfer of additional collateral upon a decrease in PPL's or PPL Energy Supply's credit rating.  Most of these provisions would require PPL or PPL Energy Supply to transfer additional collateral or permit the counterparty to terminate the contract if PPL's or PPL Energy Supply's credit rating were to fall below investment grade.  Some of these provisions also would allow the counterparty to require additional collateral upon each decrease in the credit rating at levels that remain above investment grade.  In either case, if PPL's or PPL Energy Supply's credit rating were to fall below investment grade (i.e., below BBB- for S&P or Fitch, or Baa3 for Moody's), and assuming no assignment to an investment grade affiliate were allowed, most of these credit contingent provisions require either immediate payment of the net liability as a termination payment or immediate and ongoing full collateralization by PPL or PPL Energy Supply on derivative instruments in net liability positions.

Additionally, certain of PPL's and PPL Energy Supply's derivative contracts contain credit contingent provisions that require PPL or PPL Energy Supply to provide "adequate assurance" of performance if the other party has reasonable grounds for insecurity regarding PPL's or PPL Energy Supply's performance of its obligation under the contract.  A counterparty demanding adequate assurance could require a transfer of additional collateral or other security, including letters of credit, cash and guarantees from a creditworthy entity.  This would typically involve negotiations among the parties.  However, amounts disclosed below represent assumed immediate payment or immediate and ongoing full collateralization for derivative instruments in net liability positions with "adequate assurance" provisions.

To determine net liability positions, PPL and PPL Energy Supply use the fair value of each agreement.  The aggregate fair value of all derivative instruments with the credit contingent provisions described above that were in a net liability position at March 31, 2010 was $223 million for PPL and PPL Energy Supply, of which both had posted collateral of $225 million in the normal course of business.  At March 31, 2010, if the credit contingent provisions underlying these derivative instruments were triggered due to a credit downgrade below investment grade, PPL and PPL Energy Supply would have been required to post an additional $123 million of collateral to their counterparties, net of applicable receivables and payables.

15.	Goodwill

(PPL and PPL Energy Supply)

The changes in the carrying amounts of goodwill by segment were:

	Supply	International Delivery	Total

Balance at December 31, 2009 (a)	$91	$715	$806
Effect of foreign currency exchange rates		(52)	(52)
Balance at March 31, 2010	$91	$663	$754

(a)	There were no accumulated impairment losses related to goodwill recorded at March 31, 2010 and December 31, 2009.

16.	Asset Retirement Obligations

(PPL and PPL Energy Supply)

The changes in the carrying amounts of AROs were as follows.

Balance at December 31, 2009	$426
Accretion expense	8
Obligations settled	(3)
Balance at March 31, 2010	$431

The classification of AROs on the Balance Sheets was as follows.

	March 31, 2010	December 31, 2009

Current portion (a)	$9	$10
Long-term portion (b)	422	416
Total	$431	$426

(a)	Included in "Other current liabilities."
(b)	Included in "Asset retirement obligations."

The most significant ARO recorded by PPL and PPL Energy Supply relates to the decommissioning of the Susquehanna nuclear plant.  The accrued nuclear decommissioning obligation was $355 million and $348 million at March 31, 2010 and December 31, 2009, and is included in "Asset retirement obligations" on the Balance Sheets.

Assets in the NDT funds are legally restricted for purposes of settling PPL's and PPL Energy Supply's ARO related to the decommissioning of the Susquehanna station.  The aggregate fair value of these assets was $573 million and $548 million at March 31, 2010 and December 31, 2009, and is included in "Nuclear plant decommissioning trust funds" on the Balance Sheets.  See Notes 13 and 17 for additional information on these assets.

In 2010, PPL Energy Supply plans to perform a site-specific study to estimate the cost to decommission each Susquehanna nuclear unit.  The impact of this study on the recorded ARO and related PP&E on the Balance Sheet is not now determinable, but could be significant.

17.	Available-for-Sale Securities

(PPL and PPL Energy Supply)

PPL and its subsidiaries classify auction rate securities and securities held by the NDT funds as available-for-sale.  Available-for-sale securities are carried on the balance sheet at fair value.  Unrealized gains and losses on these securities are reported, net of tax, in OCI or are recognized currently in earnings when a decline in fair value is determined to be other-than-temporary.  The specific identification method is used to calculate realized gains and losses.

The following table shows the amortized cost of available-for-sale securities and the gross unrealized gains and losses recorded in AOCI.  See Note 13 for information regarding the fair value of these securities.

	March 31, 2010		December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Amortized Cost	Gross Unrealized Gains
PPL
NDT funds:
Cash and cash equivalents	$7		$7
Equity securities:
U.S. large-cap	176	$100	170	$89
U.S. mid/small-cap	66	41	65	36
Debt securities:
U.S. Treasury	71	3	72	2
U.S. government agency	8		9
Municipality	64	1	63	2
Investment-grade corporate	31	2	28	1
Residential mortgage-backed securities	1		1
Receivables/payables, net	2		3
	426	147	418	130
Auction rate securities	25		25
Total PPL	$451	$147	$443	$130

PPL Energy Supply
NDT funds:
Cash and cash equivalents	$7		$7
Equity securities:
U.S. large-cap	176	$100	170	$89
U.S. mid/small-cap	66	41	65	36
Debt securities:
U.S. Treasury	71	3	72	2
U.S. government agency	8		9
Municipality	64	1	63	2
Investment-grade corporate	31	2	28	1
Residential mortgage-backed securities	1		1
Receivables/payables, net	2		3
	426	147	418	130
Auction rate securities	20		20
Total PPL Energy Supply	$446	$147	$438	$130

Gross unrealized losses recorded in AOCI were insignificant at March 31, 2010 and December 31, 2009.  Additionally, there were no securities with credit losses at March 31, 2010.

The following table shows the scheduled maturity dates of debt securities held at March 31, 2010.

	Maturity Less Than 1 Year	Maturity 1-5 Years	Maturity 5-10 Years	Maturity in Excess of 10 Years	Total
PPL
Amortized Cost	$11	$62	$57	$70	$200
Fair Value	11	65	59	71	206

PPL Energy Supply
Amortized Cost	$11	$62	$57	$65	$195
Fair Value	11	65	59	66	201

The following table shows proceeds from and realized gains (losses) on sales of available-for-sale securities.

	Three Months Ended March 31,
	2010	2009
PPL and PPL Energy Supply
Proceeds from sales of NDT securities (a)	$44	$87
Gross realized gains (b)	5	7
Gross realized losses (b)	(1)	(10)

(a)
These proceeds, along with deposits of amounts collected from customers, are used to pay income taxes and fees related to managing the trust.  Remaining proceeds are reinvested in the trust.  Collections from customers are no longer occurring in 2010.

(b)	Excludes the impact of other-than-temporary impairment charges recognized in the Statements of Income.

18.	New Accounting Guidance Pending Adoption

(PPL, PPL Energy Supply and PPL Electric)

Subsequent Measurement - Cash Flow Hedges

Effective April 1, 2010, PPL and its subsidiaries will prospectively adopt accounting guidance that was issued to clarify how an entity should reflect the subsequent measurement of cash flow hedges in AOCI if, during a prior period, hedge accounting was not permitted.  This situation may arise if an entity's retrospective assessment of hedge effectiveness indicated that the hedging relationship had not been highly effective in a period, but the prospective assessment of hedge effectiveness showed an expectation that the hedging relationship would be highly effective in the future; therefore, the hedging relationship continued even though hedge accounting was not permitted for a certain period.  This guidance:

•
requires that the cumulative gain or loss on the derivative that is used to determine the maximum amount of gain or loss that may be reflected in AOCI exclude the gains or losses that occurred during the period when hedge accounting was not permitted; and

•	requires that the cumulative change in the expected future cash flows on the hedged transaction exclude the changes related to the period when hedge accounting was not applied.

The April 1, 2010 adoption is not expected to have a significant impact on PPL and its subsidiaries; however, the impact in future periods could be material.

19.	Subsequent Event - Pending Acquisition of E.ON U.S.

(PPL)

On April 28, 2010, PPL announced that it had entered into a Purchase and Sale Agreement, dated April 28, 2010 (the Agreement), among E.ON US Investments, PPL, and E.ON AG.

The Agreement provides for the sale of E.ON U.S. to PPL.  Pursuant to the Agreement, at closing, PPL will acquire all of the outstanding limited liability company interests of E.ON U.S. for cash consideration of approximately $2.1 billion.  In addition, pursuant to the Agreement, PPL agreed to assume approximately $925 million of pollution control bonds and to repay indebtedness owed by E.ON U.S. and its subsidiaries to E.ON US Investments and its affiliates.  Such affiliate indebtedness is currently estimated to be approximately $4.6 billion.  The aggregate consideration payable by PPL on closing, approximately $7.6 billion (including the assumed indebtedness), is subject to adjustment for specified incremental investment in E.ON U.S. that will potentially be made by E.ON US Investments and its affiliates prior to closing.

E.ON U.S. and PPL have made customary representations and warranties and covenants in the Agreement.  The transaction is subject to customary closing conditions, including the expiration or termination of the applicable waiting period under the HSR Act, receipt of required regulatory approvals (including state regulators in Kentucky, Virginia and Tennessee, and the FERC) and the absence of injunctions or restraints imposed by governmental entities.  Subject to receipt of required approvals, the transaction is expected to close by the end of 2010.

The Agreement also contains certain customary termination rights for both PPL and E.ON US Investments, including a termination right for either party if the closing does not occur by April 28, 2011 (provided that either party may postpone such date to October 28, 2011 in the event that the only closing condition that remains to be satisfied is the receipt of regulatory approvals).  In addition, E.ON US Investments has the right to terminate the Agreement if PPL has failed to consummate the transaction when it was otherwise obligated to do so.  Upon such termination, subject to certain conditions, PPL may be required to pay to E.ON US Investments a termination fee of $450 million.

Concurrently, and in connection with entering into the Agreement, PPL entered into a commitment letter with certain lenders pursuant to which, subject to the conditions set forth therein, the lenders committed to provide PPL with 364-day unsecured bridge financing of up to $6.5 billion (the Bridge Facility), the proceeds of which, if drawn upon, will be used at closing (i) to fund the consideration for the acquisition and (ii) to pay certain fees and expenses in connection with the acquisition.  The Bridge Facility will be used as a backstop facility in the event that alternative financing is not available at or prior to the closing.  The Bridge Facility, if drawn upon, will mature 364 days after closing.

PPL CORPORATION AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

PPL is an energy and utility holding company with headquarters in Allentown, Pennsylvania.  Refer to "Item 1. Business - Background" in PPL's 2009 Form 10-K for descriptions of its reportable segments, which are Supply, International Delivery and Pennsylvania Delivery.  Through its subsidiaries, PPL is primarily engaged in the generation and marketing of electricity in two key markets - the northeastern and western U.S. - and in the delivery of electricity in Pennsylvania and the U.K.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" in PPL's 2009 Form 10-K for a discussion of PPL's strategy and the risks and challenges that it faces in its business.  See "Forward-Looking Information," Note 10 to the Financial Statements and the remainder of Item 2 in this Form 10-Q, and "Item 1A. Risk Factors" and the rest of Item 7 in PPL's 2009 Form 10-K for more information concerning the material risks and uncertainties that PPL faces in its businesses and with respect to its future earnings and cash flows.

The following information should be read in conjunction with PPL's Condensed Consolidated Financial Statements and the accompanying Notes and with PPL's 2009 Form 10-K.  Terms and abbreviations are explained in the glossary.  Dollars are in millions, except per share data, unless otherwise noted.

Pending Acquisition of E.ON U.S.

On April 28, 2010, PPL announced that it had entered into a Purchase and Sale Agreement, dated April 28, 2010 (the Agreement), among E.ON US Investments, PPL, and E.ON AG.

The Agreement provides for the sale of E.ON U.S. to PPL.  Pursuant to the Agreement, at closing, PPL will acquire all of the outstanding limited liability company interests of E.ON U.S. for cash consideration of approximately $2.1 billion.  In addition, pursuant to the Agreement, PPL agreed to assume approximately $925 million of pollution control bonds and to repay indebtedness owed by E.ON U.S. and its subsidiaries to E.ON US Investments and its affiliates.  Such affiliate indebtedness is currently estimated to be approximately $4.6 billion.  The aggregate consideration payable by PPL on closing, approximately $7.6 billion (including the assumed indebtedness), is subject to adjustment for specified incremental investment in E.ON U.S. that will potentially be made by E.ON US Investments and its affiliates prior to closing.

E.ON U.S. and PPL have made customary representations and warranties and covenants in the Agreement.  The transaction is subject to customary closing conditions, including the expiration or termination of the applicable waiting period under the HSR Act, receipt of required regulatory approvals (including state regulators in Kentucky, Virginia and Tennessee, and the FERC) and the absence of injunctions or restraints imposed by governmental entities.  Subject to receipt of required approvals, the transaction is expected to close by the end of 2010.

The Agreement also contains certain customary termination rights for both PPL and E.ON US Investments, including a termination right for either party if the closing does not occur by April 28, 2011 (provided that either party may postpone such date to October 28, 2011 in the event that the only closing condition that remains to be satisfied is the receipt of regulatory approvals).  In addition, E.ON US Investments has the right to terminate the Agreement if PPL has failed to consummate the transaction when it was otherwise obligated to do so.  Upon such termination, subject to certain conditions, PPL may be required to pay to E.ON US Investments a termination fee of $450 million.

E.ON U.S., through its public utility subsidiaries LG&E and KU, provides electric service to 941,000 customers, primarily in Kentucky, with some customers in Virginia and Tennessee.  LG&E also distributes and sells natural gas to 321,000 customers in Kentucky.  E.ON U.S. has 3,100 employees and owns and operates approximately 8,100 MW of regulated electric generation capacity.  Upon completion of the acquisition, PPL's annual revenues are expected to be $10 billion.  PPL would serve 5 million electricity customers in the U.S. and the U.K. and would own or control approximately 20,000 MW of electricity generating capacity in the U.S.

Unless otherwise noted, the remainder of this Item 2 relates solely to PPL.  See "Part II, Item 1A. Risk Factors" for additional information on specific risks associated with this pending acquisition.

There is no impact from this pending acquisition or the related financing reflected in "2010 Outlook" within "Results of Operations - Segment Results" for any of PPL's reportable segments.

Customer Choice in Pennsylvania

Under the Customer Choice Act, as part of a settlement approved by the PUC, PPL Electric agreed to provide electricity as a PLR at predetermined "capped" rates through 2009.  To mitigate the risk that PPL Electric would not be able to obtain adequate energy supply at the "capped" rates, PPL Electric entered into full-requirements energy supply agreements with PPL EnergyPlus.  Under these agreements, through 2009, PPL EnergyPlus supplied PPL Electric's entire PLR load at predetermined prices equal to the capped generation rates that PPL Electric was authorized to charge its customers.  Effective January 1, 2010, PPL Electric's rates for generation supply as a PLR are no longer capped and the cost of electric generation is based on a competitive solicitation process.

When comparing the three months ended March 31, 2010 to the same period in 2009, the Customer Choice Act, Act 129 and other Pennsylvania related issues impacted certain line items on PPL's financial statements, several of which are discussed below.  The expiration of the generation rate caps had a significant positive impact on PPL's results of operations, financial condition and cash flows during the first quarter of 2010.  This trend is expected to continue throughout 2010.

The Statements of Income line items were impacted as follows.

•
"Utility" revenue decreased in 2010 primarily due to PPL Electric no longer billing its customers for recoverable transition costs.  This revenue decrease is substantially offset by a corresponding decrease in "Amortization of recoverable transition costs" expense.

•
"Utility" revenue also decreased in 2010 as a result of PPL Electric customers selecting alternative suppliers.  When customers select an alternative supplier, PPL Electric does not record revenue or expense related to this generation supply.  At March 31, 2010, approximately 368,000 PPL Electric customers were receiving generation supply from alternative suppliers, with another 27,000 customers in the process of selecting an alternative supplier.  At March 31, 2009, a negligible number of PPL Electric customers had selected an alternative supplier.  In addition, "Utility" revenue has been negatively impacted by reduced demand, resulting from unfavorable economic conditions, including scaled-back production by industrial customers, and customers' reduced consumption in apparent response to increased electricity prices in Pennsylvania.  PPL Electric remains the distribution provider for all customers in its service territory and charges a regulated rate for the service of delivering electricity.

•
"Utility" revenue increased in 2010 as prices related to the energy component of PLR revenue increased for those PPL Electric customers that did not select alternative suppliers, as a result of the expiration of generation rate caps.  This increase is offset by a corresponding increase in "Energy purchases" to the extent that PPL Electric purchases its PLR supply from third parties.

•
"Wholesale energy marketing - realized" and "Unregulated retail electric and gas" increased primarily due to PPL EnergyPlus selling the majority of its generation supply in 2010 under various wholesale and retail contracts at prevailing market rates at the time the contracts were executed.  In 2009, the majority of generation produced by PPL's generation plants was sold to PPL Electric's customers as PLR supply under predetermined capped rates and reported as "Utility" revenue.

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Customer Choice - End of Transition Period" in PPL's 2009 Form 10-K for additional information regarding the impact of the Customer Choice Act on PPL.  Also, see the remainder of this Item 2 for more detailed explanations of these and other changes impacting PPL's results of operations, financial condition and cash flows.

Market Events

In the first quarter of 2009, financial and commodity market conditions generally increased PPL's exposure to credit risk; made obtaining new sources of bank and capital markets funding and issuing commercial paper more difficult and costly; and caused negative investment returns in the assets of PPL's defined benefit plans and NDT funds.  Since mid-2009, bank credit capacity has improved; the energy and financial markets in which PPL transacts, with the exception of the market for auction rate securities, are active; and the values of debt and equity securities in PPL's defined benefit plans and NDT funds have improved.

PPL continues to be impacted in 2010 by:

•	higher costs of renewing or establishing new credit facilities;
•	lower demand for electricity resulting from the impacts of weather, economic conditions and customer shopping; and
•	declines in wholesale energy prices.

Results of Operations

The following discussion begins with a summary of PPL's earnings.  "Results of Operations" continues with a review of results by reportable segment and a description of key factors by segment that management expects may impact future earnings.  This section ends with "Statement of Income Analysis," which includes explanations of significant changes in principal items on PPL's Statements of Income, comparing the three months ended March 31, 2010, with the same period in 2009.

The results for interim periods can be disproportionately influenced by various factors and developments and by seasonal variations, and as such, the results of operations for interim periods do not necessarily indicate results or trends for the year or for future operating results.

PPL presents tables analyzing changes in amounts between periods within "Segment Results" and "Statement of Income Analysis" on a constant U.K. foreign currency exchange rate basis, where applicable, in order to isolate the impact of the change in the exchange rate on the item being explained.  Results computed on a constant U.K. foreign currency exchange rate basis are calculated by translating current year results at the prior year weighted-average foreign currency exchange rate.

Earnings

Net income attributable to PPL and the related EPS were:

	Three Months Ended March 31,
	2010	2009

Net income attributable to PPL	$250	$241
EPS - basic	$0.66	$0.64
EPS - diluted	$0.66	$0.64

The changes in net income attributable to PPL from period to period were, in part, attributable to several items that management considers special.  Details of these special items are provided within the review of each segment's earnings.

Segment Results

Net income attributable to PPL by segment was:

	Three Months Ended March 31,
	2010	2009

Supply	$137	$105
International Delivery	76	87
Pennsylvania Delivery	37	49
Total	$250	$241

Supply Segment

The Supply segment primarily consists of the domestic energy marketing and trading activities, as well as the generation and development operations of PPL Energy Supply.  In 2010 and 2009, PPL Generation completed the sale of several businesses, which have been classified as Discontinued Operations.  See Note 8 to the Financial Statements for additional information.

Supply segment net income attributable to PPL was:

	Three Months Ended March 31,
	2010	2009
Energy revenues
External (a)	$1,924	$1,179
Intersegment	115	497
Energy-related businesses	84	92
Total operating revenues	2,123	1,768
Fuel and energy purchases
External (a)	1,398	1,172
Intersegment	1	20
Other operation and maintenance	281	232
Depreciation	65	50
Taxes, other than income	11	7
Energy-related businesses	84	88
Total operating expenses	1,840	1,569
Other Income - net	5	29
Other-Than-Temporary Impairments		17
Interest Expense	57	47
Income Taxes	94	62
Income from Discontinued Operations		3
Net Income Attributable to PPL	$137	$105

(a)	Includes impact from energy-related economic activity. See "Commodity Price Risk (Non-trading) - Economic Activity" in Note 14 to the Financial Statements for additional information.

The after-tax changes in net income attributable to PPL between these periods were due to the following factors.

Eastern U.S. non-trading margins	$191
Western U.S. non-trading margins	(1)
Net energy trading margins	14
Other operation and maintenance	(21)
Depreciation	(9)
Other income - net	(10)
Discontinued operations (Note 8)	(3)
Other	2
Special items	(131)
$32

•	See "Domestic Gross Energy Margins" for an explanation of non-trading margins and net energy trading margins.

•
Other operation and maintenance increased primarily due to the timing of outage costs at the Susquehanna nuclear station.  In 2010 the refueling and inspection outage commenced in early March and in 2009 it commenced in April.

•	Depreciation increased primarily due to the completion of the Brunner Island scrubber projects in 2009.

•	Other income - net decreased primarily due to gains related to the extinguishment of notes in 2009, partially offset by increased earnings on securities in the NDT funds.

The following after-tax amounts, which management considers special items, also impacted the Supply segment's earnings.

	Three Months Ended March 31,
	2010	2009

Energy-related economic activity (a)	$(65)	$50
Impairments
Adjustments - NDT investments (b)		(3)
Impacts from emission allowances (Note 13)	(2)	(15)
Other asset impairments		(2)
Workforce reduction (Note 9)		(6)
Other
Montana hydroelectric litigation (Note 10)	(32)
Health Care Reform - tax impact (Note 9)	(8)
Total	$(107)	$24

(a)
See "Commodity Price Risk (Non-trading) - Economic Activity" in Note 14 to the Financial Statements for additional information.  In addition, the three months ended March 31, 2010 include an after-tax gain of $8 million related to the amortization of option premiums.

(b)	Represents other-than-temporary impairment charges on securities, including reversals of previous impairments when previously impaired securities were sold.

2010 Outlook

Excluding special items, PPL projects higher earnings from its Supply business segment in 2010 compared with 2009, due to strong growth in energy margins.  The forecast for strong growth in energy margins is based on hedged power and fuel prices as well as established capacity prices in PJM.  These positive factors are expected to be partially offset by higher depreciation, higher financing costs, and higher operation and maintenance expenses.

As described in Note 8 to the Financial Statements, PPL Maine has entered into an agreement to sell its three remaining hydroelectric facilities in Maine to a coalition of government agencies and private groups.  PPL Energy Supply cannot predict whether or when final approvals will be obtained.  Upon completion of the pending sale, PPL Energy Supply would record an after-tax gain of between $14 million and $18 million, including contingent consideration to be received from the buyer of the hydroelectric facilities sold in November 2009 ($7 million to $9 million in the event the sale of the three remaining facilities occurs after November 1, 2013).

International Delivery Segment

The International Delivery segment consists primarily of the electric distribution operations in the U.K.

International Delivery segment net income attributable to PPL was:

	Three Months Ended March 31,
	2010	2009

Utility revenues	$203	$176
Energy-related businesses	10	7
Total operating revenues	213	183
Other operation and maintenance	44	34
Depreciation	29	26
Taxes, other than income	14	13
Energy-related businesses	4	3
Total operating expenses	91	76
Other Income - net	1	2
Interest Expense	31	13
Income Taxes	16	9
Net Income Attributable to PPL	$76	$87

The after-tax changes in net income attributable to PPL between these periods were due to the following factors.

U.K.
Utility revenues	$7
Other operation and maintenance	(8)
Interest expense	(11)
Income taxes	(14)
Foreign currency exchange rates	7
Other	(2)
U.S. Income taxes	6
Other	1
Special items	3
$(11)

•	Higher U.K. utility revenues primarily due to a price increase in April 2009, partially offset by a revised estimate of electricity network line losses.

•	Higher U.K. other operation and maintenance primarily due to higher pension expenses resulting from an increase in amortization of actuarial losses and a decrease in the discount rate.

•	Higher U.K. interest expense on the Index-linked Senior Unsecured Notes primarily due to higher inflation rates.

•	Higher U.K. income taxes primarily due to a favorable settlement of an uncertain tax position in 2009.

•
Changes in U.K. foreign currency exchange rates positively affected WPD earnings between the periods.  The weighted-average exchange rate for the British pound sterling was approximately $1.60 for the first three months of 2010 versus approximately $1.45 for the same period in 2009.

The following after-tax amounts, which management considers special items, also impacted the International Delivery segment earnings.

Three Months Ended March 31, 2009

Workforce reduction (Note 9)	$(2)
Impairments	(1)
Total	$(3)

2010 Outlook

Excluding special items, PPL projects lower earnings from its International Delivery business segment in 2010 compared with 2009, as a result of higher income taxes, higher operation and maintenance expenses, and higher financing costs.  These negative factors are expected to be partially offset by higher utility revenues and a more favorable currency exchange rate.

Pennsylvania Delivery Segment

The Pennsylvania Delivery segment includes the regulated electric delivery operations of PPL Electric.

Pennsylvania Delivery segment net income attributable to PPL was:

	Three Months Ended March 31,
	2010	2009
Operating revenues
External	$812	$890
Intersegment	1	20
Total operating revenues	813	910
Fuel and energy purchases
External	410	32
Intersegment	115	497
Other operation and maintenance	120	106
Amortization of recoverable transition costs		84
Depreciation	34	33
Taxes, other than income	47	52
Total operating expenses	726	804
Other Income - net	2	4
Interest Expense	26	29
Income Taxes	21	27
Net Income	42	54
Net Income Attributable to Noncontrolling Interests	5	5
Net Income Attributable to PPL	$37	$49

The after-tax changes in net income attributable to PPL between these periods were due to the following factors.

Domestic gross delivery margins	$(9)
Other operation and maintenance	(6)
Other	(3)
Special items	6
$(12)

•	See "Domestic Gross Delivery Margins" for an explanation of margins generated by PPL's domestic regulated electric delivery operations.

•	Other operation and maintenance increased primarily due to higher payroll costs due to increased staffing, higher vegetation management costs and the effect of a 2009 storm insurance recovery accrual.

The following after-tax amounts, which management considers special items, also impacted the Pennsylvania Delivery segment's earnings.

Three Months Ended March 31, 2009

Workforce reduction (Note 9)	$(5)
Impairments	(1)
Total	$(6)

2010 Outlook

Excluding special items, PPL projects lower earnings from its Pennsylvania Delivery business segment in 2010 compared with 2009, primarily driven by higher operation and maintenance expenses, partially offset by lower financing costs.

In March 2010, PPL Electric filed a request with the PUC to increase distribution rates by approximately $115 million.  The PUC's review of the distribution rate increase is expected to take about nine months.  The proposed distribution revenue rate increase would result in a 2.4% increase over PPL Electric's projected 2010 revenue and would be effective January 1, 2011.  PPL Electric cannot predict the outcome of this proceeding.

See Note 10 to the Financial Statements for a discussion of items that could impact future earnings, including Pennsylvania legislative and other regulatory activities.

Statement of Income Analysis --

Non-GAAP Financial Measures

The following discussion includes financial information prepared in accordance with GAAP, as well as two non-GAAP financial measures:  "Domestic Gross Energy Margins" and "Domestic Gross Delivery Margins."

•
"Domestic Gross Energy Margins" is a single financial performance measure of PPL's domestic energy non-trading and trading activities.  In calculating this measure, the Supply segment's energy revenues are offset by the cost of fuel and energy purchases, and adjusted for other related items.  This performance measure excludes utility revenues and includes revenues from energy sales to PPL Electric by PPL EnergyPlus.  In addition, PPL excludes from "Domestic Gross Energy Margins" energy-related economic activity, which includes the changes in fair value of positions used to economically hedge a portion of the economic value of PPL's generation assets, load-following and retail activities.  This economic value is subject to changes in fair value due to market price volatility of the input and output commodities (e.g., fuel and power) prior to the delivery period that was hedged.  Also included in this energy-related economic activity is the ineffective portion of qualifying cash flow hedges and premium amortization associated with options.  This economic activity is deferred and included in earnings over the delivery period that was hedged.  PPL believes that "Domestic Gross Energy Margins" provides another criterion to make investment decisions.  This performance measure is used, in conjunction with other information, internally by senior management and the Board of Directors to manage its domestic energy non-trading and trading activities.  PPL's management also uses "Domestic Gross Energy Margins" in measuring certain corporate performance goals used in determining variable compensation.

•
"Domestic Gross Delivery Margins" is a single financial performance measure of PPL's domestic regulated electric delivery operations, which includes transmission and distribution activities, including PLR supply.  In calculating this measure, domestic regulated utility revenues and expenses associated with approved recovery mechanisms, including energy provided as a PLR, are offset.  These mechanisms allow for full cost recovery of certain expenses; therefore certain expenses and revenues offset with minimal impact on earnings.  As a result, this measure represents the net revenues from PPL's domestic regulated electric delivery operations.  This performance measure is used, in conjunction with other information, internally by senior management and the Board of Directors to manage its domestic regulated electric delivery operations.  PPL believes that "Domestic Gross Delivery Margins" provides another criterion to make investment decisions.

"Domestic Gross Energy Margins" and "Domestic Gross Delivery Margins" are not intended to replace "Operating Income," which is determined in accordance with GAAP, as an indicator of overall operating performance.  Other companies may use different measures to present the results of their energy non-trading and trading activities or domestic regulated electric delivery operations.  The following tables reconcile "Operating Income" to "Domestic Gross Energy Margins" and to "Domestic Gross Delivery Margins" as defined by PPL.

Domestic Gross Energy Margins

	Three Months Ended March 31,
	2010	2009

Operating Income (a)	$492	$412
Adjustments:
Utility (a)	(1,014)	(1,065)
Energy-related businesses, net (b)	(6)	(8)
Other operation and maintenance (a)	445	372
Amortization of recoverable transition costs (a)		84
Depreciation (a)	128	109
Taxes, other than income (a)	72	72
Revenue adjustments (c)	(327)	152
Expense adjustments (c)	953	267
Domestic gross energy margins	$743	$395

(a)	As reported on the Statements of Income.
(b)	Amount represents the net of "Energy-related businesses" revenue and expense as reported on the Statements of Income.
(c)	The components of these adjustments are detailed in the table below.

The following table provides the income statement line items and other adjustments that comprise domestic gross energy margins.

	Three Months Ended March 31,
	2010	2009	Change
Revenue
Unregulated retail electric and gas (a)	$104	$42	$62
Wholesale energy marketing (a)	1,810	1,150	660
Net energy trading margins (a)	11	(12)	23
Revenue adjustments (b)
Impact from energy-related economic activity (c)	(447)	(353)	(94)
Revenue from energy supplied to PPL Electric by PPL EnergyPlus (d)	115	497	(382)
Gains from sale of RECs (e)	1		1
Revenues from Supply segment discontinued operations (f)	4	8	(4)
Total revenue adjustments	(327)	152	(479)
	1,598	1,332	266
Expense
Fuel (a)	233	258	(25)
Energy purchases (a)	1,575	946	629
Expense adjustments (b)
Impact from energy-related economic activity (c)	(557)	(267)	(290)
PLR energy supplied by third parties (g)	(409)	(12)	(397)
Other	13	12	1
Total expense adjustments	(953)	(267)	(686)
	855	937	(82)
Domestic gross energy margins	$743	$395	$348
(a)	As reported on the Statements of Income.
(b)	To include/exclude the impact of any revenues and expenses consistent with the way management reviews domestic gross energy margins.
(c)
See "Commodity Price Risk (Non-trading) - Economic Activity" in Note 14 to the Financial Statements for additional information.  In addition, the three months ended March 31, 2010 include a pre-tax gain of $14 million related to the amortization of option premiums.

(d)	Included in "Utility" on the Statements of Income.
(e)	Included in "Other operation and maintenance" on the Statements of Income.
(f)
Represents revenues associated with the Long Island generation business and the majority of PPL Maine's hydroelectric generation business.  See Note 8 to the Financial Statements for additional information.

(g)	Included in "Energy purchases" on the Statements of Income.

Domestic Gross Energy Margins by Region

Domestic gross energy margins are generated through PPL's non-trading and trading activities.  PPL manages its non-trading energy business on a geographic basis that is aligned with its generation assets.

	Three Months Ended March 31,
	2010	2009	Change
Non-trading:
Eastern U.S.	$649	$323	$326
Western U.S.	83	84	(1)
Net energy trading	11	(12)	23
Domestic gross energy margins	$743	$395	$348

Eastern U.S.

Eastern U.S. non-trading margins were $326 million higher during the three months ended March 31, 2010, compared with the same period in 2009.  This increase was primarily due to significantly higher pricing in 2010 for its eastern baseload generation of $294 million compared to the prices realized under the full-requirements supply contract with PPL Electric that expired at the end of 2009.  Also partially contributing to the increase were net gains recorded in 2010 resulting from the settlement of economic positions associated with managing counterparty concentration and credit risk, as well as rebalancing PPL's portfolios to better align them with current strategies.  Partially offsetting these positive earnings were lower realized net margins from load following agreements due to lower customer demand.

Net Energy Trading

Net energy trading margins were $23 million higher for the three months ended March 31, 2010, compared with the same period in 2009.  The favorable variance was primarily due to increased trading margins related to power, gas, oil and basis.

Domestic Gross Delivery Margins

	Three Months Ended March 31,
	2010	2009

Operating Income (a)	$492	$412
Adjustments:
Unregulated retail electric and gas (a)	(104)	(42)
Wholesale energy marketing (a)	(1,810)	(1,150)
Net energy trading margins (a)	(11)	12
Energy-related businesses, net (b)	(6)	(8)
Fuel (a)	233	258
Energy purchases (a)	1,575	946
Other operation and maintenance (a)	445	372
Depreciation (a)	128	109
Taxes, other than income (a)	72	72
Revenue adjustments (c)	(203)	(176)
Expense adjustments (c)	(590)	(568)
Domestic gross delivery margins	$221	$237

(a)	As reported on the Statements of Income.
(b)	Amount represents the net of "Energy-related businesses" revenue and expense as reported on the Statements of Income.
(c)	The components of these adjustments are detailed in the table below.

The following table provides the income statement line items and other adjustments that comprise domestic gross delivery margins.

	Three Months Ended March 31,
	2010	2009	Change
Revenue
Utility (a)	$1,014	$1,065	$(51)
Revenue adjustments (b)
WPD utility revenue (c)	(203)	(176)	(27)
	811	889	(78)
Expense
Amortization of recoverable transition costs (a)		84	(84)
Expense adjustments (b)
PLR energy purchases (d)	524	509	15
Gross receipts tax (e)	45	51	(6)
Act 129 (f)	18		18
Other	3	8	(5)
Total expense adjustments	590	568	22
	590	652	(62)
Domestic gross delivery margins	$221	$237	$(16)

(a)	As reported on the Statements of Income.
(b)	To include/exclude the impact of any revenues and expenses consistent with the way management reviews domestic gross delivery margins.
(c)	Included in "Utility" on the Statements of Income.
(d)	Included in "Energy purchases" on the Statements of Income.
(e)	Included in "Taxes, other than income" on the Statements of Income.
(f)	Included in "Other operation and maintenance" on the Statement of Income.

Domestic Gross Delivery Margins by Component

Domestic gross delivery margins are generated through PPL's domestic regulated electric distribution activities, including certain PLR supply, and transmission activities.

	Three Months Ended March 31,
	2010	2009	Change

Distribution	$179	$198	$(19)
Transmission	42	39	3
Domestic gross delivery margins	$221	$237	$(16)

Distribution

Distribution margins were $19 million lower during the three months ended March 31, 2010, compared with the same period in 2009.  This decrease resulted from mild weather in 2010, which negatively impacted residential and commercial electricity sales volumes by 2.4% and 0.7%.  In addition, unfavorable economic conditions, including scaled-back production by industrial customers, and customers' reduced consumption in apparent response to increased energy prices in Pennsylvania negatively impacted electricity sales volumes.  Excluding the impacts of weather, residential, commercial and industrial electricity sales volumes were lower by 2.3%, 0.7% and 5.0%.

In addition, beginning in 2010, PPL is no longer billing customers for recoverable transition costs.  The loss in revenue is primarily offset by a decrease in the amortization of recoverable transition costs, as these costs were fully amortized by the end of 2009.

Transmission

Transmission margins were $3 million higher during the three months ended March 31, 2010, compared with the same period in 2009.  This increase was primarily due to recovery of additional costs through a FERC tariff that utilizes a formula-based rate recovery mechanism.

Utility Revenues

The decrease in utility revenues was attributable to:

Three Months Ended March 31, 2010 vs. March 31, 2009
Domestic:
Retail electric revenue (a)	$(78)
U.K.:
Foreign currency exchange rates	18
Electric delivery revenue (b)	9
$(51)

(a)	See "Domestic Gross Delivery Margins" above.
(b)	Higher primarily due to a price increase in April 2009, partially offset by a revised estimate of electricity network line losses.

Energy-related Businesses

The decrease in contributions from energy-related businesses was due to:

Three Months Ended March 31, 2010 vs. March 31, 2009

Domestic mechanical businesses (a)	$(6)
Other	4
$(2)

(a)	Primarily attributable to a decline in construction activity caused by the slowdown in the economy.

Other Operation and Maintenance

The increase in other operation and maintenance expenses was due to:

Three Months Ended March 31, 2010 vs. March 31, 2009

Montana hydroelectric litigation (Note 10)	$49
Outage costs at Susquehanna nuclear station (a)	31
Amortization of Act 129 costs (b)	18
Defined benefit costs	10
Uncollectible accounts	6
U.K. foreign currency exchange rates	3
Impairment and other charges - emission allowances (c)	(22)
Workforce reduction (Note 9)	(22)
Outage costs at fossil/hydroelectric stations	(4)
Other - Domestic	3
Other - U.K.	1
$73

(a)	Relates primarily to the timing of outage costs at the Susquehanna nuclear station. In 2010 the refueling and inspection outage commenced in early March and in 2009 it commenced in April.
(b)
Relates to costs associated with a PUC-approved energy efficiency and conservation plan.  These costs are recovered in customer rates and substantially match the revenue recorded; therefore there is minimal impact on earnings.  See "Regulatory Issues - Pennsylvania Activities" in Note 10 to the Financial Statements for additional information on this plan.  These costs are included in "Domestic Gross Delivery Margins" above.

(c)
Relates to a $27 million lower impairment of sulfur dioxide emission allowances in 2010 compared to 2009.  See Note 13 to the Financial Statements for additional information.  Partially offsetting this decrease was a $5 million increase in the charge for the settlement of a dispute regarding the sale of certain annual nitrogen oxide allowance put options.

Depreciation

The increase in depreciation expense was due to:

Three Months Ended March 31, 2010 vs. March 31, 2009

Additions to PP&E (a)	$16
U.K. foreign currency exchange rates	3
$19

(a)	Primarily attributable to the completion of the Brunner Island scrubber projects in 2009.

Other Income - net

See Note 12 to the Financial Statements for details of other income.

Other-Than-Temporary Impairments

Other-than-temporary impairments recognized during the three months ended March 31, 2010 were insignificant, compared with $17 million for the same period in 2009.  The decrease was primarily due to stronger investment returns caused by improved market conditions within the financial markets.

Interest Expense

The increase in interest expense was due to:

Three Months Ended March 31, 2010 vs. March 31, 2009

Inflation adjustment on U.K. Index-linked Senior Unsecured Notes	$14
Capitalized interest (a)	11
Montana hydroelectric litigation (Note 10)	7
U.K. foreign currency exchange rates	2
Long-term debt interest expense	(9)
Hedging activities	(2)
Other	2
$25

(a)	In 2009, $8 million was capitalized related to the Brunner Island scrubber installation projects. These projects were completed in 2009.

Income Taxes

The increase in income taxes was due to:

Three Months Ended March 31, 2010 vs. March 31, 2009

Higher pre-tax book income	$29
Foreign tax reserve adjustments (a)	14
Health Care Reform (b)	8
Tax on foreign earnings	3
Federal and state tax reserve adjustments (c)	(16)
Valuation allowance adjustments	(8)
Other	3
$33

(a)	During the three months ended March 31, 2009, PPL recorded $14 million of tax benefits related to the settlement of a U.K. tax dispute.
(b)
Beginning in 2013, provisions within Health Care Reform eliminated the tax deductibility of retiree health care costs to the extent of federal subsidies received by plan sponsors that provide retiree prescription drug benefits equivalent to Medicare Part D Coverage.  As a result, during the three months ended March 31, 2010, PPL recorded $8 million in deferred income tax expense.

(c)
During the three months ended March 31, 2010, PPL recorded $6 million of tax benefits related to claims associated with foreign earnings and the settlement of a state tax dispute.  During the three months ended March 31, 2009, PPL recorded a $10 million benefit from a change in tax reserves related to the settlement of federal tax disputes.

See Note 5 to the Financial Statements for additional information on income taxes.

Discontinued Operations

See "Discontinued Operations" in Note 8 to the Financial Statements for information related to the sale of PPL's Long Island generation business in 2010 and the sale of the majority of PPL Maine's hydroelectric generation business in 2009.

Financial Condition

Liquidity and Capital Resources

PPL had the following at:

	March 31, 2010	December 31, 2009

Cash and cash equivalents	$1,724	$801
Short-term debt	589	639

The $923 million increase in PPL's cash and cash equivalents position was primarily the net result of:

•	$798 million of cash provided by operating activities;
•	proceeds of $597 million from the issuance of long-term debt;
•	proceeds of $124 million from the sale of the Long Island generation business;
•	$283 million of capital expenditures;
•	the payment of $131 million of common stock dividends;
•	an increase of $130 million in restricted cash and cash equivalents; and
•	a net decrease in short-term debt of $36 million (excluding the impact of foreign currency translation adjustments).

Auction Rate Securities

In 2010, PPL's investment in auction rate securities continues to be impacted by auction failures and the resulting inability to liquidate these securities.  PPL held auction rate securities with an aggregate par value of $25 million at March 31, 2010 and December 31, 2009.  At March 31, 2010 and December 31, 2009, the fair value of auction rate securities was estimated to be equal to par value.  Because PPL intends and has the ability to hold these auction rate securities until they can be liquidated at par value, PPL believes that it does not have significant exposure to realize losses on these securities.  Based upon the evaluation of available information, PPL believes these investments continue to be of high credit quality.  Additionally, PPL does not anticipate having to sell these securities to fund operations.  During the three months ended March 31, 2010, PPL liquidated an insignificant amount of securities at par.  See Note 13 to the Financial Statements for further discussion of auction rate securities.

Credit Facilities

At March 31, 2010, PPL's total committed borrowing capacity under credit facilities and the use of this borrowing capacity were:

	Committed Capacity		Borrowed		Letters of Credit Issued	Unused Capacity

PPL Energy Supply Domestic Credit Facilities (a)		$4,125		$285	$760		$3,080
PPL Electric Credit Facilities (b)		340			6		334
Total Domestic Credit Facilities (c)		$4,465		$285	$766		$3,414

WPDH Limited Credit Facility	₤	150	₤	148	n/a	₤	2
WPD (South West) Credit Facility		210		42	n/a		168
Total WPD Credit Facilities (d)	₤	360	₤	190	n/a	₤	170

(a)
In March 2010, PPL Energy Supply's 364-day $200 million bilateral credit facility was amended.  The amendment included extending the expiration date to March 2013, thereby making it a three-year facility, and setting related fees based on the company's public debt rating.

(b)
Committed capacity includes a $150 million credit facility related to an asset-backed commercial paper program.  At March 31, 2010, based on accounts receivable and unbilled revenue pledged, $150 million was available for borrowing under the asset-backed credit facility.

(c)
The commitments under PPL's domestic credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than 15% of the total committed capacity.

(d)	The commitments under WPD's credit facilities are provided by eight banks, with no one bank providing more than 25% of the total committed capacity.

See Note 7 to the Financial Statements for further discussion of PPL's credit facilities.

Committed Acquisition Financing

PPL has entered into a commitment letter with certain lenders to support its pending acquisition of E.ON U.S. pursuant to which, subject to the conditions set forth therein, the lenders committed to provide PPL with 364-day unsecured bridge financing of up to $6.5 billion (the Bridge Facility), the proceeds of which, if drawn upon, will be used at closing (i) to fund the consideration for the acquisition and (ii) to pay certain fees and expenses in connection with the acquisition.  The Bridge Facility will be used as a backstop facility in the event that alternative financing is not available at or prior to the closing.  The Bridge Facility, if drawn upon, will mature 364 days after closing.

Long-term Debt and Equity Securities

In March 2010, WPD (South Wales) and WPD (South West) each issued £200 million of 5.75% Notes due 2040.  WPD received net proceeds of £394 million (which equated to $593 million) from the combined debt issuance.

In April 2010, PPL Electric redeemed all five series of its outstanding preferred stock, with a par value in the aggregate of $51 million, for $54 million, plus accumulated dividends.

See Note 7 to the Financial Statements for additional information.

The Economic Stimulus Package

PPL Energy Supply applied for DOE loan guarantees for the 125 MW Holtwood expansion project and, through its subsidiary PPL Montana, for the 28 MW Rainbow redevelopment project.  In April 2010, PPL Energy Supply and PPL Montana notified the DOE that they were withdrawing their applications for both projects citing improvements in the financial markets.

In July 2009, PPL Electric proposed to the DOE that the agency provide funding for one-half of a $38 million smart grid project.  The project would use smart grid technology to strengthen reliability, save energy and improve electric service for 60,000 Harrisburg, Pennsylvania area customers.  It would also provide benefits beyond the Harrisburg region, helping to speed power restoration across PPL Electric's 29-county service territory.  In October 2009, PPL Electric received notification that its grant proposal had been selected by the DOE for award negotiations.  PPL Electric and the DOE successfully completed negotiations for the full 50% matching grant in March 2010 and signed the agreement in April 2010.  The project is scheduled to be completed by the end of September 2012.

Common Stock Dividends

In February 2010, PPL announced an increase to its quarterly common stock dividend, effective April 1, 2010, to 35.0 cents per share (equivalent to $1.40 per annum).  Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, cash flows, financial requirements and other factors.

Rating Agency Decisions

Moody's, S&P and Fitch periodically review the credit ratings on the debt and preferred securities of PPL and its subsidiaries.  Based on their respective independent reviews, the rating agencies may make certain ratings revisions or ratings affirmations.

A credit rating reflects an assessment by the rating agency of the creditworthiness associated with an issuer and particular securities that it issues.  The credit ratings of PPL and its subsidiaries are based on information provided by PPL and other sources.  The ratings of Moody's, S&P and Fitch are not a recommendation to buy, sell or hold any securities of PPL or its subsidiaries.  Such ratings may be subject to revisions or withdrawal by the agencies at any time and should be evaluated independently of each other and any other rating that may be assigned to the securities.  A downgrade in PPL's or its subsidiaries' credit ratings could result in higher borrowing costs and reduced access to capital markets.

Moody's and S&P did not take any actions related to PPL and its subsidiaries during the three months ended March 31, 2010.  In January 2010, as a result of implementing its recently revised guidelines for rating preferred stock and hybrid securities, Fitch lowered the rating of PPL Capital Funding's junior subordinated notes to BB+ from BBB- and lowered the ratings of PPL Electric's preferred stock and preference stock to BBB- from BBB.  Fitch stated in its press release that the new guidelines, which apply to instruments issued by companies in all sectors, typically resulted in downgrades of one notch for many instruments that provide for the ability to defer interest or dividend payments.  Fitch stated that it has no reason to believe that deferral will be activated.

Rating agencies took the following actions in April 2010 related to PPL and its subsidiaries.

Fitch

Fitch affirmed its credit ratings for PPL, PPL Capital Funding, PPL Energy Supply and PPL Electric and retained a stable outlook for these entities following PPL's announced agreement to acquire E.ON U.S.

Moody’s

•	Revised the outlook for PPL, PPL Capital Funding and PPL Electric to stable from negative;
•	Lowered the issuer rating of PPL and the senior unsecured debt rating of PPL Capital Funding to Baa3 from Baa2;
•	Lowered the rating of PPL Capital Funding's junior subordinated notes and PPL Electric's preferred and preference stock to Ba1 from Baa3;
•	Lowered the issuer rating of PPL Electric to Baa2 from Baa1;
•	Affirmed the A3 senior secured rating and P-2 commercial paper rating of PPL Electric; and
•	Affirmed the Baa2 senior unsecured notes rating and stable outlook of PPL Energy Supply.

Moody's stated in its press release that the revisions in the ratings for PPL, PPL Capital Funding, and PPL Electric, while reflective of PPL's announced agreement to acquire E.ON U.S., are driven more by weakening financial metrics and the negative outlooks that had been in place for PPL and PPL Electric for the past year.

S&P

•	Revised the outlook of PPL and PPL Energy Supply to CreditWatch positive from negative and placed PPL Capital Funding on CreditWatch positive;
•	Revised the outlook of WPDH Limited, WPD (South Wales) and WPD (South West) to stable from negative; and
•	Affirmed its credit ratings for PPL, PPL Capital Funding, PPL Energy Supply, PPL Electric, WPDH Limited, WPD (South Wales) and WPD (South West).

S&P stated in its press release that the change to the outlook for PPL and PPL Energy Supply considers the greater regulated mix that will result from PPL acquiring E.ON U.S., resulting in a pro forma "strong" consolidated business risk profile.  S&P also stated that the revision in the outlook for WPD is a reflection of the change to PPL's outlook and is not a result of any change in WPD's stand-alone credit profile.

Ratings Triggers

PPL and PPL Energy Supply have various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, tolling agreements, and interest rate and foreign currency instruments, which contain provisions requiring PPL and PPL Energy Supply to post additional collateral, or permit the counterparty to terminate the contract, if PPL's or PPL Energy Supply's credit rating were to fall below investment grade.  See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral that would have been required for derivative contracts in a net liability position at March 31, 2010.  At March 31, 2010, if PPL's and PPL Energy Supply's credit ratings had been below investment grade, PPL would have been required to post an additional $291 million of collateral to counterparties for both derivative and non-derivative commodity and commodity-related contracts used in its generation, marketing and trading operations and interest rate and foreign currency contracts.

Capital Expenditures

The schedule below shows PPL's capital expenditure projections at March 31, 2010.

	Projected
	2010	2011	2012
Construction expenditures (a) (b)
Generating facilities	$671	$673	$507
Transmission and distribution facilities	694	1,002	1,096
Environmental	63	19	99
Other	115	108	106
Total Construction Expenditures	1,543	1,802	1,808
Nuclear fuel	151	173	171
Total Capital Expenditures	$1,694	$1,975	$1,979

(a)	Construction expenditures include capitalized interest and AFUDC, which are expected to be approximately $190 million for the years 2010 through 2012.
(b)	Includes expenditures for certain intangible assets.

PPL's capital expenditure projections for the years 2010-2012 total $5.6 billion.  Capital expenditure plans are revised periodically to reflect changes in operational, market and regulatory conditions.  This table has been revised from that which was presented in PPL's 2009 Form 10-K for changes in the timing of estimated expenditures related to the PJM-approved regional transmission line project.  See Note 8 to the Financial Statements for additional information.

For additional information on PPL's liquidity and capital resources, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL's 2009 Form 10-K.

Risk Management - Energy Marketing & Trading and Other

Market Risk

See Notes 13 and 14 to the Financial Statements for information about PPL's risk management objectives, valuation techniques and accounting designations.

The forward-looking information presented below provides estimates of what may occur in the future, assuming certain adverse market conditions and model assumptions.  Actual future results may differ materially from those presented.  These disclosures are not precise indicators of expected future losses, but only indicators of possible losses under normal market conditions at a given confidence level.

Commodity Price Risk (Non-trading)

PPL segregates its non-trading activities into two categories:  hedge activity and economic activity.  See Note 14 to the Financial Statements for additional information on hedge and economic activity.  The net fair value of economic positions at March 31, 2010 and December 31, 2009, were net liabilities of $71 million and $77 million.

To hedge the impact of market price volatility on PPL's energy-related assets, liabilities and other contractual arrangements, PPL EnergyPlus sells and purchases physical energy at the wholesale level under FERC market-based tariffs throughout the U.S. and enters into financial exchange-traded and over-the-counter contracts.  PPL's non-trading commodity derivative contracts mature at various times through 2017.

The following table sets forth the net fair value of PPL's non-trading commodity derivative contracts.  See Notes 13 and 14 to the Financial Statements for additional information.

	Three Months Ended March 31,
	2010	2009

Fair value of contracts outstanding at the beginning of the period	$1,280	$402
Contracts realized or otherwise settled during the period	(114)	98
Fair value of new contracts entered into during the period	18	(77)
Other changes in fair value	542	305
Fair value of contracts outstanding at the end of the period	$1,726	$728

The following table segregates the net fair value of PPL's non-trading commodity derivative contracts at March 31, 2010, based on whether the fair value was determined by prices quoted in active markets for identical instruments or other more subjective means.

	Net Asset (Liability)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value
Prices quoted in active markets for identical instruments	$1				$1
Prices based on significant other observable inputs	566	$1,034	$72	$1	1,673
Prices based on significant unobservable inputs	7	(4)	4	45	52
Fair value of contracts outstanding at the end of the period	$574	$1,030	$76	$46	$1,726

PPL sells electricity, capacity and related services and buys fuel on a forward basis to hedge the value of energy from its generation assets.  If PPL were unable to deliver firm capacity and energy or to accept the delivery of fuel under its agreements, under certain circumstances it could be required to pay liquidating damages.  These damages would be based on the difference between the market price and the contract price of the commodity.  Depending on price changes in the wholesale energy markets, such damages could be significant.  Extreme weather conditions, unplanned power plant outages, transmission disruptions, nonperformance by counterparties (or their own counterparties) with which it has energy contracts and other factors could affect PPL's ability to meet its obligations, or cause significant increases in the market price of replacement energy.  Although PPL attempts to mitigate these risks, there can be no assurance that it will be able to fully meet its firm obligations, that it will not be required to pay damages for failure to perform, or that it will not experience counterparty nonperformance in the future.

Commodity Price Risk (Trading)

PPL's trading contracts mature at various times through 2015.  The following table sets forth PPL's net fair value of trading commodity derivative contracts.  See Notes 13 and 14 to the Financial Statements for additional information.

	Three Months Ended March 31,
	2010	2009

Fair value of contracts outstanding at the beginning of the period	$(6)	$(75)
Contracts realized or otherwise settled during the period	(1)	33
Fair value of new contracts entered into during the period		26
Other changes in fair values	9	(21)
Fair value of contracts outstanding at the end of the period	$2	$(37)

PPL will reverse unrealized losses of approximately $2 million over the next three months as the transactions are realized.

The following table segregates the net fair value of PPL's trading commodity derivative contracts at March 31, 2010, based on whether the fair value was determined by prices quoted in active markets for identical instruments or other more subjective means.

	Net Asset (Liability)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value
Prices based on significant other observable inputs	$3	$(3)	$2	$1	$3
Prices based on significant unobservable inputs	(1)				(1)
Fair value of contracts outstanding at the end of the period	$2	$(3)	$2	$1	$2

VaR Models

PPL utilizes a VaR model to measure commodity price risk in domestic gross energy margins for its non-trading and trading portfolios.  VaR is a statistical model that attempts to estimate the value of potential loss over a given holding period under normal market conditions at a given confidence level.  PPL calculates VaR using a Monte Carlo simulation technique based on a five-day holding period at a 95% confidence level.  Given the company's conservative hedging program, PPL's non-trading VaR exposure is expected to be limited in the short-term.  The VaR for PPL's portfolios using end-of-quarter results for the period was as follows:

	Trading VaR		Non-Trading VaR
	March 31,	Dec. 31,	March 31,	Dec. 31,
	2010	2009	2010	2009

95% Confidence Level, Five-Day Holding Period
Period End	$1	$3	$12	$8
Average for the Period	2	4	8	9
High	3	8	12	11
Low	1	1	7	8

The trading portfolio includes all speculative positions, regardless of the delivery period.  All positions not considered speculative are considered non-trading.  PPL's non-trading portfolio includes PPL's entire portfolio, including generation, with delivery periods through the next 12 months.  Both the trading and non-trading VaR computations exclude FTRs due to the absence of reliable spot and forward markets.  The fair value of the FTR positions at March 31, 2010 was an unrealized loss of $3 million and consisted of the following:

	2010	2011

Non-trading	$(2)	$(1)

Interest Rate Risk

PPL and its subsidiaries have issued debt to finance their operations, which exposes them to interest rate risk.  PPL utilizes various financial derivative instruments to adjust the mix of fixed and floating interest rates in its debt portfolio, adjust the duration of its debt portfolio and lock in benchmark interest rates in anticipation of future financing, when appropriate.  Risk limits under the risk management program are designed to balance risk exposure to volatility in interest expense and changes in the fair value of PPL's debt portfolio due to changes in the absolute level of interest rates.

At March 31, 2010, PPL's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was $1 million.

PPL is also exposed to changes in the fair value of its domestic and international debt portfolios.  PPL estimated that a 10% decrease in interest rates at March 31, 2010, would increase the fair value of its debt portfolio by $316 million.

At March 31, 2010, PPL had the following interest rate hedges outstanding:

	Exposure Hedged	Fair Value, Net - Asset (a)	Effect of a 10% Adverse Movement in Rates (b)

Cash flow hedges
Interest rate swaps (c)	$475	$14	$(27)
Cross-currency swaps (d)	302	29	(38)
Fair value hedges
Interest rate swaps (e)	750	48	(10)

(a)	Includes accrued interest, if applicable.
(b)	Effects of adverse movements decrease assets or increase liabilities, as applicable, which could result in an asset becoming a liability.
(c)
PPL utilizes various risk management instruments to reduce its exposure to the expected future cash flow variability of its debt instruments.  These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financing.  While PPL is exposed to changes in the fair value of these instruments, any changes in the fair value of these instruments are recorded in equity and then reclassified into earnings in the same period during which the item being hedged affects earnings.  Sensitivities represent a 10% adverse movement in interest rates.

(d)
WPDH Limited uses cross-currency swaps to hedge the interest payments and principal of its U.S. dollar-denominated senior notes with maturity dates ranging from December 2017 to December 2028.  While PPL is exposed to changes in the fair value of these instruments, any change in the fair value of these instruments is recorded in equity and reclassified into earnings in the same period during which the item being hedged affects earnings.  Sensitivities represent a 10% adverse movement in both interest rates and foreign currency exchange rates.

(e)
PPL utilizes various risk management instruments to adjust the mix of fixed and floating interest rates in its debt portfolio.  The change in fair value of these instruments, as well as the offsetting change in the value of the hedged exposure of the debt, is reflected in earnings.  Sensitivities represent a 10% adverse movement in interest rates.

Foreign Currency Risk

PPL is exposed to foreign currency risk, primarily through investments in U.K. affiliates.  In addition, PPL's domestic operations may make purchases of equipment in currencies other than U.S. dollars.

PPL has adopted a foreign currency risk management program designed to hedge certain foreign currency exposures, including firm commitments, recognized assets or liabilities, anticipated transactions and net investments.  In addition, PPL enters into financial instruments to protect against foreign currency translation risk of expected earnings.

At March 31, 2010, PPL had the following foreign currency hedges outstanding:

	Exposure Hedged	Fair Value, Net - Asset	Effect of a 10% Adverse Movement in Foreign Currency Exchange Rates (a)

Net investment hedges (b)	£15	$7	$(2)
Economic hedges (c)	45	3	(3)

(a)	Effects of adverse movements decrease assets or increase liabilities, as applicable, which could result in an asset becoming a liability.
(b)
To protect the value of a portion of its net investment in WPD, PPL executed forward contracts to sell British pounds sterling.  The settlement dates of these contracts range from March 2011 through June 2011.

(c)
To economically hedge the translation of 2010 expected income denominated in British pounds sterling to U.S. dollars, PPL entered into a combination of average rate forwards and average rate options to sell British pounds sterling.  The forwards and options have termination dates ranging from April 2010 through October 2010.

NDT Funds - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna nuclear plant.  At March 31, 2010, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on PPL's Balance Sheet.  The mix of securities is designed to provide returns sufficient to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs.  However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are primarily exposed to changes in interest rates.  PPL actively monitors the investment performance and periodically reviews asset allocation in accordance with its NDT policy statement.  At March 31, 2010, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $42 million reduction in the fair value of the trust assets.  See Notes 13 and 17 to the Financial Statements for additional information regarding the NDT funds.

Credit Risk

PPL Electric has standard Supply Master Agreements (the Agreements) for its bid solicitation process.  PPL Electric applies these Agreements to all of its solicitations to procure PLR supply.  See Note 10 to the Financial Statements for additional information on these solicitations.  Under these Agreements, PPL Electric requires all suppliers to post collateral if their credit exposure exceeds an established credit limit.  In the event a supplier defaults on its obligation, PPL Electric would be required to seek replacement power in the market.  All incremental costs incurred by PPL Electric would be recoverable from customers in future rates.  At March 31, 2010, all of the successful bidders under all of the solicitations had an investment grade credit rating from S&P, and were not required to post collateral under the Agreements.  There is no instance under these Agreements in which PPL Electric is required to post collateral to its suppliers.

See Notes 13 and 14 to the Financial Statements and "Risk Management - Energy Marketing & Trading and Other - Credit Risk" in PPL's 2009 Form 10-K for additional information on credit risk.

Related Party Transactions

PPL is not aware of any material ownership interests or operating responsibility by senior management of PPL, PPL Energy Supply or PPL Electric in outside partnerships, including leasing transactions with variable interest entities, or other entities doing business with PPL.

Acquisitions, Development and Divestitures

PPL continuously reexamines development projects based on market conditions and other factors to determine whether to proceed with the projects, sell, cancel or expand them, execute tolling agreements or pursue other options.

See "Overview" above for information on PPL's April 2010 announcement of its pending acquisition of E.ON U.S., a limited liability company engaged, through its public utility subsidiaries LG&E and KU, in the generation, transmission, distribution and sale of electricity and the distribution and sale of natural gas, primarily in Kentucky.

PPL is currently planning incremental capacity increases of 239 MW primarily at its existing generating facilities.  See Note 8 to the Financial Statements for additional information on the more significant activities.

Environmental Matters

See "Item 1. Business - Environmental Matters" in PPL's 2009 Form 10-K and Note 10 to the Financial Statements for a discussion of environmental matters.

New Accounting Guidance

See Notes 2 and 18 to the Financial Statements for a discussion of new accounting guidance adopted and pending adoption.

Application of Critical Accounting Policies

PPL's financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies.  The following accounting policies are particularly important to the financial condition or results of operations of PPL, and require estimates or other judgments of matters inherently uncertain: price risk management, defined benefits, asset impairment, loss accruals, AROs, income tax uncertainties and regulatory assets.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL's 2009 Form 10-K for a discussion of each critical accounting policy.

PPL ENERGY SUPPLY, LLC AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

PPL Energy Supply is an energy company with headquarters in Allentown, Pennsylvania.  Refer to "Item 1. Business - Background" in PPL Energy Supply's 2009 Form 10-K for descriptions of its reportable segments, which are Supply and International Delivery.  Through its subsidiaries, PPL Energy Supply is primarily engaged in the generation and marketing of electricity in two key markets - the northeastern and western U.S. - and in the delivery of electricity in the U.K.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" in PPL Energy Supply's 2009 Form 10-K for a discussion of PPL Energy Supply's strategy and the risks and challenges that it faces in its business.  See "Forward-Looking Information," Note 10 to the Financial Statements and the remainder of Item 2 in this Form 10-Q, and "Item 1A. Risk Factors" and the rest of Item 7 in PPL Energy Supply's 2009 Form 10-K for more information concerning the material risks and uncertainties that PPL Energy Supply faces in its businesses and with respect to its future earnings and cash flows.

The following information should be read in conjunction with PPL Energy Supply's Condensed Consolidated Financial Statements and the accompanying Notes and with PPL Energy Supply's 2009 Form 10-K.  Terms and abbreviations are explained in the glossary.  Dollars are in millions unless otherwise noted.

Customer Choice in Pennsylvania

Under the Customer Choice Act, as part of a settlement approved by the PUC, PPL EnergyPlus and PPL Electric, a PPL Energy Plus affiliate, entered into full-requirements energy supply agreements at predetermined "capped" rates through 2009.  With the expiration of these power purchase agreements, in 2010 PPL EnergyPlus is selling the majority of the electricity produced by PPL Energy Supply's generation plants to third parties.

When comparing the three months ended March 31, 2010 to the same period in 2009, the expiration of the full-requirements energy supply agreements impacted certain line items on PPL Energy Supply's financial statements as discussed below.  The expiration of the generation rate caps had a significant positive impact on PPL Energy Supply's results of operations, financial condition and cash flows during the first quarter of 2010.  This trend is expected to continue throughout 2010.

The Statements of Income line items were impacted as follows.

•
"Wholesale energy marketing to affiliate" decreased primarily due to PPL EnergyPlus providing only a small portion of the PLR generation supply requirements of PPL Electric in 2010.  In 2009, PPL EnergyPlus provided 100% of this supply under predetermined capped rates.  In addition, this revenue has been negatively impacted by reduced demand, resulting from unfavorable economic conditions, including scaled-back production by industrial customers, and PPL Electric's customers reduced consumption in apparent response to increased prices in Pennsylvania.

•
"Wholesale energy marketing - realized" and "Unregulated retail electric and gas" increased primarily due to PPL EnergyPlus selling the majority of its generation supply in 2010 under various wholesale and retail contracts at prevailing market rates at the time the contracts were executed.  In 2009, the majority of generation produced by PPL's generation plants was sold to PPL Electric's customers as PLR supply under predetermined capped rates.

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Customer Choice - End of Transition Period" in PPL Energy Supply's 2009 Form 10-K for additional information regarding the impact of the Customer Choice Act on PPL Energy Supply.  Also, see the remainder of this Item 2 for more detailed explanations of these and other changes impacting PPL Energy Supply's results of operations, financial condition and cash flows.

Market Events

In the first quarter of 2009, financial and commodity market conditions generally increased PPL Energy Supply's exposure to credit risk; made obtaining new sources of bank and capital markets funding and issuing commercial paper more difficult and costly; and caused negative investment returns in the assets of PPL Energy Supply's defined benefit plans and NDT funds.  Since mid-2009, bank credit capacity has improved; the energy and financial markets in which PPL Energy Supply transacts, with the exception of the market for auction rate securities, are active; and the values of debt and equity securities in PPL Energy Supply's defined benefit plans (including plans sponsored by PPL in which PPL Energy Supply participates) and NDT funds have improved.

PPL Energy Supply continues to be impacted in 2010 by:

•	higher costs of renewing or establishing new credit facilities;
•	lower demand for electricity resulting from the impacts of weather, economic conditions and customer shopping; and
•	declines in wholesale energy prices.

Results of Operations

The following discussion begins with a summary of PPL Energy Supply's earnings.  "Results of Operations" continues with a review of results by reportable segment and a description of key factors by segment that management expects may impact future earnings.  This section ends with "Statement of Income Analysis," which includes explanations of significant changes in principal items on PPL Energy Supply's Statements of Income, comparing the three months ended March 31, 2010, with the same period in 2009.

The results for interim periods can be disproportionately influenced by various factors and developments and by seasonal variations, and as such, the results of operations for interim periods do not necessarily indicate results or trends for the year or for future operating results.

PPL Energy Supply presents tables analyzing changes in amounts between periods within "Segment Results" and "Statement of Income Analysis" on a constant U.K. foreign currency exchange rate basis, where applicable, in order to isolate the impact of the change in the exchange rate on the item being explained.  Results computed on a constant U.K. foreign currency exchange rate basis are calculated by translating current year results at the prior year weighted-average foreign currency exchange rate.

Earnings

Net income attributable to PPL Energy Supply was $200 million for the three months ended March 31, 2010, compared with $191 million for the same period in 2009.

The changes in net income attributable to PPL Energy Supply from period to period were, in part, attributable to several items that management considers special.  Details of these special items are provided within the review of each segment's earnings.

Segment Results

Net income attributable to PPL Energy Supply by segment was:

	Three Months Ended March 31,
	2010	2009

Supply	$124	$104
International Delivery	76	87
Total	$200	$191

Supply Segment

The Supply segment primarily consists of the domestic energy marketing and trading activities, as well as the generation and development operations of PPL Energy Supply.  In 2010 and 2009, PPL Generation completed the sale of several businesses, which have been classified as Discontinued Operations.  See Note 8 to the Financial Statements for additional information.

Supply segment net income attributable to PPL Energy Supply was:

	Three Months Ended March 31,
	2010	2009

Energy revenues (a)	$2,040	$1,677
Energy-related businesses	81	89
Total operating revenues	2,121	1,766
Fuel and energy purchases (a)	1,400	1,192
Other operation and maintenance	298	246
Depreciation	62	47
Taxes, other than income	11	7
Energy-related businesses	81	86
Total operating expenses	1,852	1,578
Other Income - net (b)	6	28
Other-Than-Temporary Impairments		17
Interest Expense	55	42
Income Taxes	96	56
Income from Discontinued Operations		3
Net Income Attributable to PPL Energy Supply	$124	$104

(a)	Includes impact from energy-related economic activity. See "Commodity Price Risk (Non-trading) - Economic Activity" in Note 14 to the Financial Statements for additional information.
(b)	Includes interest income from affiliate.

The after-tax changes in net income attributable to PPL Energy Supply between these periods were due to the following factors.

Eastern U.S. non-trading margins	$191
Western U.S. non-trading margins	(1)
Net energy trading margins	14
Other operation and maintenance	(23)
Depreciation	(9)
Other income - net	(6)
Interest expense	(4)
Income taxes	(6)
Discontinued operations (Note 8)	(3)
Other	(5)
Special items	(128)
$20

•	See "Domestic Gross Energy Margins" for an explanation of non-trading margins and net energy trading margins.

•
Other operation and maintenance increased primarily due to the timing of outage costs at the Susquehanna nuclear station.  In 2010 the refueling and inspection outage commenced in early March and in 2009 it commenced in April.

•	Depreciation increased primarily due to the completion of the Brunner Island scrubber projects in 2009.

•	Other income - net decreased primarily due to gains related to the extinguishment of notes in 2009, partially offset by increased earnings on securities in the NDT funds.

The following after-tax amounts, which management considers special items, also impacted the Supply segment's earnings.

	Three Months Ended March 31,
	2010	2009

Energy-related economic activity (a)	$(65)	$50
Impairments
Adjustments - NDT investments (b)		(3)
Impacts from emission allowances (Note 13)	(2)	(15)
Other asset impairments		(2)
Workforce reduction (Note 9)		(6)
Other
Montana hydroelectric litigation (Note 10)	(32)
Health Care Reform - tax impact (Note 9)	(5)
Total	$(104)	$24

(a)
See "Commodity Price Risk (Non-trading) - Economic Activity" in Note 14 to the Financial Statements for additional information.  In addition, the three months ended March 31, 2010 include an after-tax gain of $8 million related to the amortization of option premiums.

(b)	Represents other-than-temporary impairment charges on securities, including reversals of previous impairments when previously impaired securities were sold.

2010 Outlook

Excluding special items, PPL Energy Supply projects higher earnings from its Supply business segment in 2010 compared with 2009, due to strong growth in energy margins.  The forecast for strong growth in energy margins is based on hedged power and fuel prices as well as established capacity prices in PJM.  These positive factors are expected to be partially offset by higher depreciation, higher financing costs, and higher operation and maintenance expenses.

As described in Note 8 to the Financial Statements, PPL Maine has entered into an agreement to sell its three remaining hydroelectric facilities in Maine to a coalition of government agencies and private groups.  PPL Energy Supply cannot predict whether or when final approvals will be obtained.  Upon completion of the pending sale, PPL Energy Supply would record an after-tax gain of between $14 million and $18 million, including contingent consideration to be received from the buyer of the hydroelectric facilities sold in November 2009 ($7 million to $9 million in the event the sale of the three remaining facilities occurs after November 1, 2013).

International Delivery Segment

The International Delivery segment consists primarily of the electric distribution operations in the U.K.

International Delivery segment net income attributable to PPL Energy Supply was:

	Three Months Ended March 31,
	2010	2009

Utility revenues	$203	$176
Energy-related businesses	10	7
Total operating revenues	213	183
Other operation and maintenance	44	34
Depreciation	29	26
Taxes, other than income	14	13
Energy-related businesses	4	3
Total operating expenses	91	76
Other Income - net	1	2
Interest Expense	31	13
Income Taxes	16	9
Net Income Attributable to PPL Energy Supply	$76	$87

The after-tax changes in net income attributable to PPL Energy Supply between these periods were due to the following factors.

U.K.
Utility revenues	$7
Other operation and maintenance	(8)
Interest expense	(11)
Income taxes	(14)
Foreign currency exchange rates	7
Other	(2)
U.S. Income taxes	6
Other	1
Special items	3
$(11)

•	Higher U.K. utility revenues primarily due to a price increase in April 2009, partially offset by a revised estimate of electricity network line losses.

•	Higher U.K. other operation and maintenance primarily due to higher pension expenses resulting from an increase in amortization of actuarial losses and a decrease in the discount rate.

•	Higher U.K. interest expense on the Index-linked Senior Unsecured Notes primarily due to higher inflation rates.

•	Higher U.K. income taxes primarily due to a favorable settlement of an uncertain tax position in 2009.

•
Changes in U.K. foreign currency exchange rates positively affected WPD earnings between the periods.  The weighted-average exchange rate for the British pound sterling was approximately $1.60 for the first three months of 2010 versus approximately $1.45 for the same period in 2009.

The following after-tax amounts, which management considers special items, also impacted the International Delivery segment earnings.

Three Months Ended March 31, 2009

Workforce reduction (Note 9)	$(2)
Impairments	(1)
Total	$(3)

2010 Outlook

Excluding special items, PPL Energy Supply projects lower earnings from its International Delivery business segment in 2010 compared with 2009, as a result of higher income taxes, higher operation and maintenance expenses, and higher financing costs.  These negative factors are expected to be partially offset by higher utility revenues and a more favorable currency exchange rate.

Statement of Income Analysis --

Domestic Gross Energy Margins

Non-GAAP Financial Measure

The following discussion includes financial information prepared in accordance with GAAP, as well as a non-GAAP financial measure, "Domestic Gross Energy Margins."  "Domestic Gross Energy Margins" is a single financial performance measure of PPL Energy Supply's domestic energy non-trading and trading activities.  In calculating this measure, the Supply segment's energy revenues are offset by the cost of fuel and energy purchases, and adjusted for other related items.  In addition, PPL Energy Supply excludes from "Domestic Gross Energy Margins" energy-related economic activity, which includes the changes in fair value of positions used to economically hedge a portion of the economic value of PPL Energy Supply's generation assets, load-following and retail activities.  This economic value is subject to changes in fair value due to market price volatility of the input and output commodities (e.g., fuel and power) prior to the delivery period that was hedged.  Also included in this energy-related economic activity is the ineffective portion of qualifying cash flow hedges and premium amortization associated with options.  This economic activity is deferred and included in earnings over the delivery period that was hedged.  PPL Energy Supply believes that "Domestic Gross Energy Margins" provides another criterion to make investment decisions.  This performance measure is used, in conjunction with other information, internally by senior management and the Board of Directors of PPL to manage the domestic energy non-trading and trading activities.  PPL's management also uses "Domestic Gross Energy Margins" in measuring certain PPL corporate performance goals used in determining variable compensation.

"Domestic Gross Energy Margins" is not intended to replace "Operating Income," which is determined in accordance with GAAP, as an indicator of overall operating performance.  Other companies may use different measures to present the results of their energy non-trading and trading activities.  The following table reconciles "Operating Income" to "Domestic Gross Energy Margins" as defined by PPL Energy Supply.

	Three Months Ended March 31,
	2010	2009

Operating Income (a)	$391	$295
Adjustments:
Utility (a)	(203)	(176)
Energy-related businesses, net (b)	(6)	(7)
Other operation and maintenance (a)	342	280
Depreciation (a)	91	73
Taxes, other than income (a)	25	20
Revenue adjustments (c)	(442)	(345)
Expense adjustments (c)	545	255
Domestic gross energy margins	$743	$395

(a)	As reported on the Statements of Income.
(b)	Amount represents the net of "Energy-related businesses" revenue and expense as reported on the Statements of Income.
(c)	The components of these adjustments are detailed in the table below.

The following table provides the income statement line items and other adjustments that comprise domestic gross energy margins.

	Three Months Ended March 31,
	2010	2009	Change
Revenue
Wholesale energy marketing (a)	$1,810	$1,150	$660
Wholesale energy marketing to affiliate (a)	115	497	(382)
Unregulated retail electric and gas (a)	104	42	62
Net energy trading margins (a)	11	(12)	23
Revenue adjustments (b)
Impact from energy-related economic activity (c)	(447)	(353)	(94)
Gains from sale of RECs (d)	1		1
Revenues from Supply segment discontinued operations (e)	4	8	(4)
Total revenue adjustments	(442)	(345)	(97)
	1,598	1,332	266
Expense
Fuel (a)	233	258	(25)
Energy purchases (a)	1,166	914	252
Energy purchases from affiliate (a)	1	20	(19)
Expense adjustments (b)
Impact from energy-related economic activity (c)	(557)	(267)	(290)
Other	12	12
Total expense adjustments	(545)	(255)	(290)
	855	937	(82)
Domestic gross energy margins	$743	$395	$348

(a)	As reported on the Statements of Income.
(b)	To include/exclude the impact of any revenues and expenses consistent with the way management reviews domestic gross energy margins.
(c)
See "Commodity Price Risk (Non-trading) - Economic Activity" in Note 14 to the Financial Statements for additional information.  In addition, the three months ended March 31, 2010 include a pre-tax gain of $14 million related to the amortization of option premiums.

(d)	Included in "Other operation and maintenance" on the Statements of Income.
(e)
Represents revenues associated with the Long Island generation business and the majority of PPL Maine's hydroelectric generation business.  See Note 8 to the Financial Statements for additional information.

Domestic Gross Energy Margins by Region

Domestic gross energy margins are generated through PPL Energy Supply's non-trading and trading activities.  PPL Energy Supply manages its non-trading energy business on a geographic basis that is aligned with its generation assets.

	Three Months Ended March 31,
	2010	2009	Change
Non-trading:
Eastern U.S.	$649	$323	$326
Western U.S.	83	84	(1)
Net energy trading	11	(12)	23
Domestic gross energy margins	$743	$395	$348

Eastern U.S.

Eastern U.S. non-trading margins were $326 million higher during the three months ended March 31, 2010, compared with the same period in 2009.  This increase was primarily due to significantly higher pricing in 2010 for its eastern baseload generation of $294 million compared to the prices realized under the full-requirements supply contract with PPL Electric that expired at the end of 2009.  Also partially contributing to the increase were net gains recorded in 2010 resulting from the settlement of economic positions associated with managing counterparty concentration and credit risk, as well as rebalancing PPL Energy Supply's portfolios to better align them with current strategies.  Partially offsetting these positive earnings were lower realized net margins from load following agreements due to lower customer demand.

Net Energy Trading

Net energy trading margins were $23 million higher for the three months ended March 31, 2010, compared with the same period in 2009.  The favorable variance was primarily due to increased trading margins related to power, gas, oil and basis.

Utility Revenues

The increase in utility revenues was attributable to:

Three Months Ended March 31, 2010 vs. March 31, 2009

U.K. foreign currency exchange rates	$18
U.K. electric delivery revenue (a)	9
$27

(a)	Higher primarily due to a price increase in April 2009, partially offset by a revised estimate of electricity network line losses.

Energy-related Businesses

The decrease in contributions from energy-related businesses was due to:

Three Months Ended March 31, 2010 vs. March 31, 2009

Domestic mechanical businesses (a)	$(5)
Other	4
$(1)

(a)	Primarily attributable to a decline in construction activity caused by the slowdown in the economy.

Other Operation and Maintenance

The increase in other operation and maintenance expenses was due to:

Three Months Ended March 31, 2010 vs. March 31, 2009

Montana hydroelectric litigation (Note 10)	$49
Outage costs at Susquehanna nuclear station (a)	31
Defined benefit costs	10
Uncollectible accounts	5
U.K. foreign currency exchange rates	3
Impairment and other charges - emission allowances (b)	(22)
Workforce reduction (Note 9)	(13)
Outage costs at fossil/hydroelectric stations	(4)
Allocation of corporate service costs	(3)
Other - Domestic	5
Other - U.K.	1
$62

(a)	Relates primarily to the timing of outage costs at the Susquehanna nuclear station. In 2010 the refueling and inspection outage commenced in early March and in 2009 it commenced in April.
(b)
Relates to a $27 million lower impairment of sulfur dioxide emission allowances in 2010 compared to 2009.  See Note 13 to the Financial Statements for additional information.  Partially offsetting this decrease was a $5 million increase in the charge for the settlement of a dispute regarding the sale of certain annual nitrogen oxide allowance put options.

Depreciation

The increase in depreciation expense was due to:

Three Months Ended March 31, 2010 vs. March 31, 2009

Additions to PP&E (a)	$15
U.K. foreign currency exchange rates	3
$18

(a)	Primarily attributable to the completion of the Brunner Island scrubber projects in 2009.

Taxes, Other Than Income

Taxes, other than income increased by $5 million for the three months ended March 31, 2010, compared with the same period in 2009, primarily due to Pennsylvania gross receipts tax, which is passed through to customers.

Other Income - net

See Note 12 to the Financial Statements for details of other income.

Other-Than-Temporary Impairments

Other-than-temporary impairments recognized during the three months ended March 31, 2010 were insignificant, compared with $17 million for the same period in 2009.  This decrease was primarily due to stronger investment returns caused by improved market conditions within the financial markets.

Interest Expense

The increase in interest expense was due to:

Three Months Ended March 31, 2010 vs. March 31, 2009

Inflation adjustment on U.K. Index-linked Senior Unsecured Notes	$14
Capitalized interest (a)	10
Montana hydroelectric litigation (Note 10)	7
U.K. foreign currency exchange rates	2
Long-term debt interest expense	(3)
Other	1
$31

(a)	In 2009, $8 million was capitalized related to the Brunner Island scrubber installation projects. These projects were completed in 2009.

Income Taxes

The increase in income taxes was due to:

Three Months Ended March 31, 2010 vs. March 31, 2009

Higher pre-tax book income	$31
Foreign tax reserve adjustments (a)	14
Health Care Reform (b)	5
Tax on foreign earnings	3
Federal and state tax reserve adjustments (c)	(10)
Other	4
$47

(a)	During the three months ended March 31, 2009, PPL Energy Supply recorded $14 million of tax benefits related to the settlement of a U.K. tax dispute.
(b)
Beginning in 2013, provisions within Health Care Reform eliminated the tax deductibility of retiree health care costs to the extent of federal subsidies received by plan sponsors that provide retiree prescription drug benefits equivalent to Medicare Part D Coverage.  As a result, during the three months ended March 31, 2010, PPL Energy Supply recorded $5 million in deferred income tax expense.

(c)
During the three months ended March 31, 2010, PPL Energy Supply recorded $6 million of tax benefits related to claims associated with foreign earnings and the settlement of a state tax dispute.  During the three months ended March 31, 2009, PPL Energy Supply recorded a $4 million benefit from a change in tax reserves related to the settlement of federal tax disputes.

See Note 5 to the Financial Statements for additional information on income taxes.

Discontinued Operations

See "Discontinued Operations" in Note 8 to the Financial Statements for information related to the sale of PPL Energy Supply's Long Island generation business in 2010 and the sale of the majority of PPL Maine's hydroelectric generation business in 2009.

Financial Condition

Liquidity and Capital Resources

PPL Energy Supply had the following at:

	March 31, 2010	December 31, 2009

Cash and cash equivalents	$1,356	$245
Short-term debt	589	639

The $1.1 billion increase in PPL Energy Supply's cash and cash equivalents position was primarily the net result of:

•	$961 million of cash provided by operating activities;
•	proceeds of $597 million from the issuance of long-term debt;
•	proceeds of $124 million from the sale of the Long Island generation business;
•	$216 million of capital expenditures;
•	distributions to Member of $162 million;
•	an increase in restricted cash and cash equivalents of $134 million; and
•	a net decrease in short-term debt of $36 million (excluding the impact of foreign currency translation adjustments).

Auction Rate Securities

In 2010, PPL Energy Supply's investment in auction rate securities continues to be impacted by auction failures and the resulting inability to liquidate these securities.  PPL Energy Supply held auction rate securities with an aggregate par value of $20 million at March 31, 2010 and December 31, 2009.  At March 31, 2010 and December 31, 2009, the fair value of auction rate securities was estimated to be equal to par value.  Because PPL Energy Supply intends and has the ability to hold these auction rate securities until they can be liquidated at par value, PPL Energy Supply believes that it does not have significant exposure to realize losses on these securities.  Based upon the evaluation of available information, PPL Energy Supply believes these investments continue to be of high credit quality.  Additionally, PPL Energy Supply does not anticipate having to sell these securities to fund operations.  During the three months ended March 31, 2010, PPL Energy Supply liquidated an insignificant amount of securities at par.  See Note 13 to the Financial Statements for further discussion of auction rate securities.

Credit Facilities

At March 31, 2010, PPL Energy Supply's total committed borrowing capacity under credit facilities and the use of this borrowing capacity were:

	Committed Capacity		Borrowed		Letters of Credit Issued	Unused Capacity

PPL Energy Supply Domestic Credit Facilities (a)		$4,125		$285	$760		$3,080

WPDH Limited Credit Facility	₤	150	₤	148	n/a	₤	2
WPD (South West) Credit Facility		210		42	n/a		168
Total WPD Credit Facilities (b)	₤	360	₤	190	n/a	₤	170

(a)
In March 2010, PPL Energy Supply's 364-day $200 million bilateral credit facility was amended.  The amendment included extending the expiration date to March 2013, thereby making it a three-year facility, and setting related fees based on the company's public debt rating.

The commitments under PPL Energy Supply's domestic credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than 16% of the total committed capacity.

(b)	The commitments under WPD's credit facilities are provided by eight banks, with no one bank providing more than 25% of the total committed capacity.

See Note 7 to the Financial Statements for further discussion of PPL Energy Supply's credit facilities.

Long-term Debt

In March 2010, WPD (South Wales) and WPD (South West) each issued £200 million of 5.75% Notes due 2040.  WPD received net proceeds of £394 million (which equated to $593 million) from the combined debt issuance.  See Note 7 to the Financial Statements for additional information.

The Economic Stimulus Package

PPL Energy Supply applied for DOE loan guarantees for the 125 MW Holtwood expansion project and, through its subsidiary PPL Montana, for the 28 MW Rainbow redevelopment project.  In April 2010, PPL Energy Supply and PPL Montana notified the DOE that they were withdrawing their applications for both projects citing improvements in the financial markets.

Rating Agency Decisions

Moody's, S&P and Fitch periodically review the credit ratings on the debt securities of PPL Energy Supply and its subsidiaries.  Based on their respective independent reviews, the rating agencies may make certain ratings revisions or ratings affirmations.

A credit rating reflects an assessment by the rating agency of the creditworthiness associated with an issuer and particular securities that it issues.  The credit ratings of PPL Energy Supply and its subsidiaries are based on information provided by PPL Energy Supply and other sources.  The ratings of Moody's, S&P and Fitch are not a recommendation to buy, sell or hold any securities of PPL Energy Supply or its subsidiaries.  Such ratings may be subject to revisions or withdrawal by the agencies at any time and should be evaluated independently of each other and any other rating that may be assigned to the securities.  A downgrade in PPL Energy Supply's or its subsidiaries' credit ratings could result in higher borrowing costs and reduced access to capital markets.

Moody's, S&P and Fitch did not take any actions related to PPL Energy Supply and its subsidiaries during the three months ended March 31, 2010.

Rating agencies took the following actions in April 2010 related to PPL Energy Supply and its subsidiaries following PPL's announced agreement to acquire E.ON U.S.

Fitch

Fitch affirmed its credit ratings and retained a stable outlook for PPL Energy Supply.

Moody's

Moody's affirmed its Baa2 senior unsecured notes credit rating and stable outlook for PPL Energy Supply.

S&P

•	Revised the outlook of PPL Energy Supply to CreditWatch positive from negative;
•	Revised the outlook of WPDH Limited, WPD (South Wales) and WPD (South West) to stable from negative; and
•	Affirmed its credit ratings for PPL Energy Supply, WPDH Limited, WPD (South Wales) and WPD (South West).

S&P stated in its press release that the change to the outlook for PPL Energy Supply considers the greater regulated mix that will result from PPL acquiring E.ON U.S., resulting in a pro forma "strong" consolidated business risk profile for PPL.  S&P also stated that the revision in the outlook for WPD is a reflection of the change to PPL's outlook to watch positive from negative and is not a result of any change in WPD's stand-alone credit profile.

Rating Triggers

PPL Energy Supply has various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, tolling agreements, and interest rate and foreign currency instruments, which contain provisions requiring PPL Energy Supply to post additional collateral, or permit the counterparty to terminate the contract, if PPL Energy Supply's credit rating were to fall below investment grade.  See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral that would have been required for derivative contracts in a net liability position at March 31, 2010.  At March 31, 2010, if PPL Energy Supply's credit rating had been below investment grade, PPL Energy Supply would have been required to post an additional $291 million of collateral to counterparties for both derivative and non-derivative commodity and commodity-related contracts used in its generation, marketing and trading operations and interest rate and foreign currency contracts.

For additional information on PPL Energy Supply's liquidity and capital resources, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL Energy Supply's 2009 Form 10-K.

Risk Management - Energy Marketing & Trading and Other

Market Risk

See Notes 13 and 14 to the Financial Statements for information about PPL Energy Supply's risk management objectives, valuation techniques and accounting designations.

The forward-looking information presented below provides estimates of what may occur in the future, assuming certain adverse market conditions and model assumptions.  Actual future results may differ materially from those presented.  These disclosures are not precise indicators of expected future losses, but only indicators of possible losses under normal market conditions at a given confidence level.

Commodity Price Risk (Non-trading)

PPL Energy Supply segregates its non-trading activities into two categories:  hedge activity and economic activity.  See Note 14 to the Financial Statements for additional information on hedge and economic activity.  The net fair value of economic positions at March 31, 2010 and December 31, 2009, were net liabilities of $71 million and $77 million.

To hedge the impact of market price volatility on PPL Energy Supply's energy-related assets, liabilities and other contractual arrangements, PPL EnergyPlus sells and purchases physical energy at the wholesale level under FERC market-based tariffs throughout the U.S. and enters into financial exchange-traded and over-the-counter contracts.  PPL Energy Supply's non-trading commodity derivative contracts mature at various times through 2017.

The following table sets forth the net fair value of PPL Energy Supply's non-trading commodity derivative contracts.  See Notes 13 and 14 to the Financial Statements for additional information.

	Three Months Ended March 31,
	2010	2009

Fair value of contracts outstanding at the beginning of the period	$1,280	$402
Contracts realized or otherwise settled during the period	(114)	98
Fair value of new contracts entered into during the period	18	(77)
Other changes in fair values	542	305
Fair value of contracts outstanding at the end of the period	$1,726	$728

The following table segregates the net fair value of PPL Energy Supply's non-trading commodity derivative contracts at March 31, 2010, based on whether the fair value was determined by prices quoted in active markets for identical instruments or other more subjective means.

	Net Asset (Liability)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value
Prices quoted in active markets for identical instruments	$1				$1
Prices based on significant other observable inputs	566	$1,034	$72	$1	1,673
Prices based on significant unobservable inputs	7	(4)	4	45	52
Fair value of contracts outstanding at the end of the period	$574	$1,030	$76	$46	$1,726

PPL Energy Supply sells electricity, capacity and related services and buys fuel on a forward basis to hedge the value of energy from its generation assets.  If PPL Energy Supply were unable to deliver firm capacity and energy or to accept the delivery of fuel under its agreements, under certain circumstances it could be required to pay liquidating damages.  These damages would be based on the difference between the market price and the contract price of the commodity.  Depending on price changes in the wholesale energy markets, such damages could be significant.  Extreme weather conditions, unplanned power plant outages, transmission disruptions, nonperformance by counterparties (or their own counterparties) with which it has energy contracts and other factors could affect PPL Energy Supply's ability to meet its obligations, or cause significant increases in the market price of replacement energy.  Although PPL Energy Supply attempts to mitigate these risks, there can be no assurance that it will be able to fully meet its firm obligations, that it will not be required to pay damages for failure to perform, or that it will not experience counterparty nonperformance in the future.

Commodity Price Risk (Trading)

PPL Energy Supply's trading contracts mature at various times through 2015.  The following table sets forth PPL Energy Supply's net fair value of trading commodity derivative contracts.  See Notes 13 and 14 to the Financial Statements for additional information.

	Three Months Ended March 31,
	2010	2009

Fair value of contracts outstanding at the beginning of the period	$(6)	$(75)
Contracts realized or otherwise settled during the period	(1)	33
Fair value of new contracts entered into during the period		26
Other changes in fair values	9	(21)
Fair value of contracts outstanding at the end of the period	$2	$(37)

PPL Energy Supply will reverse unrealized losses of approximately $2 million over the next three months as the transactions are realized.

The following table segregates the net fair value of PPL Energy Supply's trading commodity derivatives contracts at March 31, 2010, based on whether the fair value was determined by prices quoted in active markets for identical instruments or other more subjective means.

	Net Asset (Liability)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value
Prices based on significant other observable inputs	$3	$(3)	$2	$1	$3
Prices based on significant unobservable inputs	(1)				(1)
Fair value of contracts outstanding at the end of the period	$2	$(3)	$2	$1	$2

VaR Models

PPL Energy Supply utilizes a VaR model to measure commodity price risk in domestic gross energy margins for its non-trading and trading portfolios.  VaR is a statistical model that attempts to estimate the value of potential loss over a given holding period under normal market conditions at a given confidence level.  PPL Energy Supply calculates VaR using a Monte Carlo simulation technique based on a five-day holding period at a 95% confidence level.  Given the company's conservative hedging program, PPL Energy Supply's non-trading VaR exposure is expected to be limited in the short-term.  The VaR for PPL Energy Supply's portfolios using end-of-quarter results for the period was as follows:

	Trading VaR		Non-Trading VaR
	March 31,	Dec. 31,	March 31,	Dec. 31,
	2010	2009	2010	2009

95% Confidence Level, Five-Day Holding Period
Period End	$1	$3	$12	$8
Average for the Period	2	4	8	9
High	3	8	12	11
Low	1	1	7	8

The trading portfolio includes all speculative positions, regardless of the delivery period.  All positions not considered speculative are considered non-trading.  PPL Energy Supply's non-trading portfolio includes PPL Energy Supply's entire portfolio, including generation, with delivery periods through the next 12 months.  Both the trading and non-trading VaR computations exclude FTRs due to the absence of reliable spot and forward markets.  The fair value of the FTR positions at March 31, 2010 was an unrealized loss of $3 million and consisted of the following:

	2010	2011

Non-trading	$(2)	$(1)

Interest Rate Risk

PPL Energy Supply and its subsidiaries have issued debt to finance their operations, which exposes them to interest rate risk.  PPL and PPL Energy Supply utilize various financial derivative instruments to adjust the mix of fixed and floating interest rates in PPL Energy Supply's debt portfolio, adjust the duration of its debt portfolio and lock in benchmark interest rates in anticipation of future financing, when appropriate.  Risk limits under the risk management program are designed to balance risk exposure to volatility in interest expense and changes in the fair value of PPL Energy Supply's debt portfolio due to changes in the absolute level of interest rates.

At March 31, 2010, PPL Energy Supply's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was insignificant.

PPL Energy Supply is also exposed to changes in the fair value of its domestic and international debt portfolios.  PPL Energy Supply estimated that a 10% decrease in interest rates at March 31, 2010, would increase the fair value of its debt portfolio by $222 million.

At March 31, 2010, PPL Energy Supply had the following interest rate hedges outstanding:

	Exposure Hedged	Fair Value, Net - Asset (a)	Effect of a 10% Adverse Movement in Rates (b)
Cash flow hedges
Interest rate swaps (c)
Cross-currency swaps (d)	$302	$29	$(38)
Fair value hedges
Interest rate swaps (e)

(a)	Includes accrued interest, if applicable.
(b)	Effects of adverse movements decrease assets or increase liabilities, as applicable, which could result in an asset becoming a liability.
(c)
PPL and PPL Energy Supply utilize various risk management instruments to reduce PPL Energy Supply's exposure to the expected future cash flow variability of PPL Energy Supply's debt instruments.  These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financing.  While PPL Energy Supply is exposed to changes in the fair value of these instruments, any changes in the fair value of these instruments are recorded in equity and then reclassified into earnings in the same period during which the item being hedged affects earnings.  Sensitivities represent a 10% adverse movement in interest rates.

(d)
WPDH Limited uses cross-currency swaps to hedge the interest payments and principal of its U.S. dollar-denominated senior notes with maturity dates ranging from December 2017 to December 2028.  While PPL Energy Supply is exposed to changes in the fair value of these instruments, any change in the fair value of these instruments is recorded in equity and reclassified into earnings in the same period during which the item being hedged affects earnings.  Sensitivities represent a 10% adverse movement in both interest rates and foreign currency exchange rates.

(e)
PPL and PPL Energy Supply utilize various risk management instruments to adjust the mix of fixed and floating interest rates in PPL Energy Supply's debt portfolio.  The change in fair value of these instruments, as well as the offsetting change in the value of the hedged exposure of the debt, is reflected in earnings.  Sensitivity represents a 10% adverse movement in interest rates.

Foreign Currency Risk

PPL Energy Supply is exposed to foreign currency risk, primarily through investments in U.K. affiliates.  In addition, PPL Energy Supply's domestic operations may make purchases of equipment in currencies other than U.S. dollars.

PPL and PPL Energy Supply have adopted a foreign currency risk management program designed to hedge certain foreign currency exposures, including firm commitments, recognized assets or liabilities, anticipated transactions and net investments.  In addition, PPL Energy Supply enters into financial instruments to protect against foreign currency translation risk of expected earnings.

At March 31, 2010, PPL Energy Supply had the following foreign currency hedges outstanding:

	Exposure Hedged	Fair Value, Net - Asset	Effect of a 10% Adverse Movement in Foreign Currency Exchange Rates (a)

Net investment hedges (b)	£15	$7	$(2)
Economic hedges (c)	45	3	(3)

(a)	Effects of adverse movements decrease assets or increase liabilities, as applicable, which could result in an asset becoming a liability.
(b)
To protect the value of a portion of PPL Energy Supply's net investment in WPD, PPL executed forward contracts to sell British pounds sterling.  The settlement dates of these contracts range from March 2011 through June 2011.

(c)
To economically hedge the translation of 2010 expected income denominated in British pounds sterling to U.S. dollars, PPL entered into a combination of average rate forwards and average rate options to sell British pounds sterling.  The forwards and options have termination dates ranging from April 2010 through October 2010.

NDT Funds - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna nuclear plant.  At March 31, 2010, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on PPL Energy Supply's Balance Sheet.  The mix of securities is designed to provide returns sufficient to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs.  However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are primarily exposed to changes in interest rates.  PPL actively monitors the investment performance and periodically reviews asset allocation in accordance with its NDT policy statement.  At March 31, 2010, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $42 million reduction in the fair value of the trust assets.  See Notes 13 and 17 to the Financial Statements for additional information regarding the NDT funds.

Credit Risk

See Notes 11, 13 and 14 to the Financial Statements and "Risk Management - Energy Marketing & Trading and Other - Credit Risk" in PPL Energy Supply's 2009 Form 10-K for information on credit risk.

Related Party Transactions

PPL Energy Supply is not aware of any material ownership interests or operating responsibility by senior management of PPL Energy Supply in outside partnerships, including leasing transactions with variable interest entities, or other entities doing business with PPL Energy Supply.  See Note 11 to the Financial Statements for additional information on related party transactions.

Acquisitions, Development and Divestitures

PPL Energy Supply is currently planning incremental capacity increases of 239 MW primarily at its existing generating facilities.

PPL Energy Supply continuously reexamines development projects based on market conditions and other factors to determine whether to proceed with the projects, sell, cancel or expand them, execute tolling agreements or pursue other options.

See Note 8 to the Financial Statements for additional information on the more significant activities.

Environmental Matters

See "Item 1. Business - Environmental Matters" in PPL Energy Supply's 2009 Form 10-K and Note 10 to the Financial Statements for a discussion of environmental matters.

New Accounting Guidance

See Notes 2 and 18 to the Financial Statements for a discussion of new accounting guidance adopted and pending adoption.

Application of Critical Accounting Policies

PPL Energy Supply's financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies.  The following accounting policies are particularly important to the financial condition or results of operations of PPL Energy Supply, and require estimates or other judgments of matters inherently uncertain: price risk management, defined benefits, asset impairment, loss accruals, AROs and income tax uncertainties.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL Energy Supply's 2009 Form 10-K for a discussion of each critical accounting policy.

PPL ELECTRIC UTILITIES CORPORATION AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

PPL Electric is an electricity delivery service provider in eastern and central Pennsylvania, with headquarters in Allentown, Pennsylvania.  Refer to "Item 1. Business - Background" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" in PPL Electric's 2009 Form 10-K for a description of its business, discussion of its strategy, and the risks and challenges that it faces in its business.  See "Forward-Looking Information," Note 10 to the Financial Statements and the remainder of Item 2 in this Form 10-Q, and "Item 1A. Risk Factors" and the rest of Item 7 in PPL Electric's 2009 Form 10-K for more information concerning the material risks and uncertainties that PPL Electric faces in its business and with respect to its future earnings and cash flows.

The following information should be read in conjunction with PPL Electric's Condensed Consolidated Financial Statements and the accompanying Notes and with PPL Electric's 2009 Form 10-K.  Terms and abbreviations are explained in the glossary.  Dollars are in millions unless otherwise noted.

Customer Choice in Pennsylvania

Under the Customer Choice Act, as part of a settlement approved by the PUC, PPL Electric agreed to provide electricity as a PLR at predetermined "capped" rates through 2009.  To mitigate the risk that PPL Electric would not be able to obtain adequate energy supply at the "capped" rates, PPL Electric entered into full-requirements energy supply agreements with PPL EnergyPlus, an affiliate.  Under these agreements, through 2009, PPL EnergyPlus supplied PPL Electric's entire PLR load at predetermined prices equal to the capped generation rates that PPL Electric was authorized to charge its customers.  Effective January 1, 2010, PPL Electric's rates for generation supply as a PLR are no longer capped and the cost of electric generation is based on a competitive solicitation process.

When comparing the three months ended March 31, 2010 to the same period in 2009, the Customer Choice Act, Act 129 and other related issues impacted certain line items on PPL Electric's financial statements, several of which are discussed below.  These items had minimal impact on PPL Electric's net income.

•	The Statements of Income line items were impacted as follows.
○
"Retail electric" revenue decreased in 2010 primarily due to PPL Electric no longer billing its customers for recoverable transition costs.  This revenue decrease is substantially offset by a corresponding decrease in "Amortization of recoverable transition costs" expense.

○
"Retail electric" revenue also decreased in 2010 as a result of PPL Electric customers selecting alternative suppliers.  This decrease is primarily offset by a corresponding decrease in "Energy purchases" and/or "Energy purchases from affiliate."  When customers select an alternative supplier, PPL Electric does not record revenue or expense related to this generation supply.  At March 31, 2010, approximately 368,000 PPL Electric customers were receiving generation supply from alternative suppliers, with another 27,000 customers in the process of selecting an alternative supplier.  At March 31, 2009, a negligible number of PPL Electric customers had selected an alternative supplier.  In addition, "Retail electric" revenue has been negatively impacted by reduced demand, resulting from unfavorable economic conditions, including scaled-back production by industrial customers, and customers' reduced consumption in apparent response to increased electricity prices.  PPL Electric remains the distribution provider for all customers in its service territory and charges a regulated rate for the service of delivering electricity.

○
"Retail electric" revenue increased in 2010 as prices related to the energy component of PLR revenue increased for those PPL Electric customers that did not select alternative suppliers, as a result of the expiration of generation rate caps.  This increase is primarily offset by a corresponding increase in "Energy purchases" and/or "Energy purchases from affiliate."

	○	"Retail electric" revenue increased related to Act 129. There was no such activity in 2009. This increase is primarily offset by a corresponding increase in "Other operating and maintenance."

•
In 2010, PPL Electric is purchasing certain accounts receivable from alternative suppliers who supply energy to customers in PPL Electric's service territory.  These purchases are at a nominal discount, which reflects a provision for uncollectible accounts.  Additionally, PPL Electric receives a nominal fee for administering the program.

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Customer Choice - End of Transition Period" in PPL Electric's 2009 Form 10-K for additional information regarding the impact of the Customer Choice Act on PPL Electric.  Also, see the remainder of this Item 2 for more detailed explanations of these and other changes impacting PPL Electric's results of operations, financial condition and cash flows.

Market Events

In the first quarter of 2009, financial and commodity market conditions generally increased PPL Electric's exposure to credit risk; made obtaining new sources of bank and capital markets funding and issuing commercial paper more difficult and costly; and caused negative investment returns in the assets of defined benefit plans sponsored by PPL.  Since mid-2009, bank credit capacity has improved, and the values of debt and equity securities in defined benefit plans sponsored by PPL have improved.

PPL Electric continues to be impacted in 2010 by higher costs of renewing or establishing new credit facilities and lower demand for electricity primarily in the industrial sector from a scale-back of production.

Results of Operations

The following discussion begins with a summary of PPL Electric's earnings.  "Results of Operations" continues with a description of key factors that management expects may impact future earnings.  This section ends with "Statement of Income Analysis," which includes explanations of significant changes in principal items on PPL Electric's Statements of Income, comparing the three months ended March 31, 2010, with the same period in 2009.

The results for interim periods can be disproportionately influenced by various factors and developments and by seasonal variations, and as such, the results of operations for interim periods do not necessarily indicate results or trends for the year or for future operating results.

Earnings

Net income available to PPL was $37 million for the three months ended March 31, 2010, compared with $49 million for the same period in 2009.

The after-tax changes in net income available to PPL between these periods were due to the following factors.

Domestic gross delivery margins	$(9)
Other operation and maintenance	(6)
Other	(3)
Special items	6
$(12)

•	See "Domestic Gross Delivery Margins" for an explanation of margins generated by PPL Electric's domestic regulated electric delivery operations.

•	Other operation and maintenance increased primarily due to higher payroll costs due to increased staffing, higher vegetation management costs and the effect of a 2009 storm insurance recovery accrual.

The following after-tax amounts, which management considers special items, also impacted earnings.

Three Months Ended March 31, 2009

Workforce reduction (Note 9)	$(5)
Impairments	(1)
Total	$(6)

2010 Outlook

Excluding special items, PPL Electric projects lower earnings in 2010 compared with 2009, primarily driven by higher operation and maintenance expenses, partially offset by lower financing costs.

In March 2010, PPL Electric filed a request with the PUC to increase distribution rates by approximately $115 million.  The PUC's review of the distribution rate increase is expected to take about nine months.  The proposed distribution revenue rate increase would result in a 2.4% increase over PPL Electric's projected 2010 revenue and would be effective January 1, 2011.  PPL Electric cannot predict the outcome of this proceeding.

See Note 10 to the Financial Statements for a discussion of items that could impact future earnings, including Pennsylvania legislative and other regulatory activities.

Statement of Income Analysis --

Non-GAAP Financial Measure

The following discussion includes financial information prepared in accordance with GAAP, as well as a non-GAAP financial measure, "Domestic Gross Delivery Margins."  "Domestic Gross Delivery Margins" is a single financial performance measure of PPL Electric's domestic regulated electric delivery operations, which includes transmission and distribution activities, including PLR supply.  In calculating this measure, domestic regulated utility revenues and expenses associated with approved recovery mechanisms, including energy provided as a PLR, are offset.  These mechanisms allow for full cost recovery of certain expenses; therefore, certain expenses and revenues offset with minimal impact on earnings.  As a result, this measure represents the net revenues from PPL Electric's domestic regulated electric delivery operations.  This performance measure is used, in conjunction with other information, internally by senior management and PPL's Board of Directors to manage its domestic regulated electric delivery operations.  PPL Electric believes that "Domestic Gross Delivery Margins" provides another criterion to make investment decisions.

"Domestic Gross Delivery Margins" is not intended to replace "Operating Income," which is determined in accordance with GAAP, as an indicator of overall operating performance.  Other companies may use different measures to present the results of their domestic regulated electric delivery operations.  The following table reconciles "Operating Income" to "Domestic Gross Delivery Margins" as defined by PPL Electric.

Domestic Gross Delivery Margins

	Three Months Ended March 31,
	2010	2009

Operating Income (a)	$87	$106
Adjustments:
Wholesale electric to affiliate (a)	(1)	(20)
Other operation and maintenance (a)	120	106
Depreciation (a)	34	33
Taxes, other than income (a)	47	52
Expense adjustments (b)	(66)	(40)
Domestic gross delivery margins	$221	$237

(a)	As reported on the Statements of Income.
(b)	The components of these adjustments are detailed in the table below.

The following table provides the income statement line items and other adjustments that comprise domestic gross delivery margins.

	Three Months Ended March 31,
	2010	2009	Change
Revenue
Retail electric (a)	$812	$890	$(78)
Expense
Energy purchases (a)	410	32	378
Energy purchases from affiliate (a)	115	497	(382)
Amortization of recoverable transition costs (a)		84	(84)
Expense adjustments (b)
NUG purchases (c)	(1)	(20)	19
Gross receipts tax (d)	45	51	(6)
Act 129 (e)	18		18
Other	4	9	(5)
Total expense adjustments	66	40	26
	591	653	(62)
Domestic gross delivery margins	$221	$237	$(16)

(a)	As reported on the Statements of Income.
(b)	To include/exclude the impact of any revenues and expenses consistent with the way management reviews domestic gross delivery margins.
(c)	Included in "Energy purchases" on the Statements of Income.
(d)	Included in "Taxes, other than income" on the Statements of Income.
(e)	Included in "Other operation and maintenance" on the Statement of Income.

Domestic Gross Delivery Margins by Component

Domestic gross delivery margins are generated through PPL Electric's domestic regulated electric distribution activities, including PLR supply, and transmission activities.

	Three Months Ended March 31,
	2010	2009	Change

Distribution	$179	$198	$(19)
Transmission	42	39	3
Domestic gross delivery margins	$221	$237	$(16)

Distribution

Distribution margins were $19 million lower during the three months ended March 31, 2010, compared with the same period in 2009.  This decrease resulted from mild weather in 2010, which negatively impacted residential and commercial electricity sales volumes by 2.4% and 0.7%.  In addition, unfavorable economic conditions, including scaled-back production by industrial customers, and customers' reduced consumption in apparent response to increased energy prices in Pennsylvania negatively impacted electricity sales volumes.  Excluding the impacts of weather, residential, commercial and industrial electricity sales volumes were lower by 2.3%, 0.7% and 5.0%.

In addition, beginning in 2010, PPL Electric is no longer billing customers for recoverable transition costs.  The loss in revenue is primarily offset by a decrease in the amortization of recoverable transition costs, as these costs were fully amortized by the end of 2009.

Transmission

Transmission margins were $3 million higher during the three months ended March 31, 2010, compared with the same period in 2009.  This increase was primarily due to recovery of additional costs through a FERC tariff that utilizes a formula-based rate recovery mechanism.

Wholesale Electric to Affiliate

PPL Electric has a contract to sell to PPL EnergyPlus the electricity that PPL Electric purchases under contracts with NUGs.  The decrease of $19 million in wholesale electric to affiliate for the three months ended March 31, 2010, compared with the same period in 2009, was primarily due to the expiration of NUG contracts in 2009.  The final NUG contract will expire in 2014.

Other Operation and Maintenance

The increase in other operation and maintenance expenses was due to:

Three Months Ended March 31, 2010 vs. March 31, 2009

Amortization of Act 129 costs (a)	$18
Payroll-related costs	2
Insurance recovery of storm costs	2
Vegetation management costs	2
Workforce reduction (Note 9)	(9)
Ancillary charges (b)	(3)
Other	2
$14

(a)
Relates to costs associated with a PUC-approved energy efficiency and conservation plan.  These costs are recovered in customer rates and substantially match the revenue recorded; therefore there is minimal impact on earnings.  See "Regulatory Issues - Pennsylvania Activities" in Note 10 to the Financial Statements for additional information on this plan.  These costs are included in "Domestic Gross Delivery Margins" above.

(b)
These charges are assessed to load serving entities (LSE).  In 2010, PPL Electric is not billed directly for these charges.  The individual PLR generation suppliers incur these costs and bill PPL Electric as part of the bundled price of PLR supply, and are now reflected in energy purchases.  In 2009, PPL Electric was considered the LSE.

Taxes, Other Than Income

Taxes, other than income decreased by $5 million during the three months ended March 31, 2010, compared with the same period in 2009.  The decrease was primarily due to a $6 million decrease in Pennsylvania gross receipts tax, which is passed through to customers.

Other Income - net

See Note 12 to the Financial Statements for details of other income.

Interest Expense

Interest expense decreased by $3 million for the three months ended March 31, 2010, compared with the same period in 2009, primarily due to a decrease in long-term debt interest as a result of retirements in 2009.

Income Taxes

Income taxes decreased by $6 million during the three months ended March 31, 2010, compared with the same period in 2009, due to lower pre-tax book income.

See Note 5 to the Financial Statements for additional information on income taxes.

Financial Condition

Liquidity and Capital Resources

PPL Electric had the following at:

	March 31, 2010	December 31, 2009

Cash and cash equivalents	$288	$485

The $197 million decrease in PPL Electric's cash and cash equivalents position was primarily the net result of:

•	$113 million of cash used in operating activities (which includes a $189 million prepayment of Pennsylvania gross receipts tax for 2010 and a $44 million contribution to PPL’s pension plan);
•	$61 million of capital expenditures; and
•	the payment of $17 million of common stock dividends to PPL.

Credit Facilities

At March 31, 2010, PPL Electric's total committed borrowing capacity under its credit facilities and the use of this borrowing capacity were:

	Committed Capacity	Borrowed	Letters of Credit Issued	Unused Capacity

5-year Syndicated Credit Facility (a)	$190		$6	$184
Asset-backed Credit Facility (b)	150		n/a	150
Total PPL Electric Credit Facilities	$340		$6	$334

(a)	The commitments under this credit facility are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than 18% of the total committed capacity.
(b)	At March 31, 2010, based on accounts receivable and unbilled revenue pledged, $150 million was available for borrowing.

See Note 7 to the Financial Statements for further discussion of PPL Electric's credit facilities.

Equity Securities

In April 2010, PPL Electric redeemed all five series of its outstanding preferred stock, with a par value in the aggregate of $51 million, for $54 million, plus accumulated dividends.  See Note 7 to the Financial Statements for additional information.

The Economic Stimulus Package

In July 2009, PPL Electric proposed to the DOE that the agency provide funding for one-half of a $38 million smart grid project.  The project would use smart grid technology to strengthen reliability, save energy and improve electric service for 60,000 Harrisburg, Pennsylvania area customers.  It would also provide benefits beyond the Harrisburg region, helping to speed power restoration across PPL Electric's 29-county service territory.  In October 2009, PPL Electric received notification that its grant proposal had been selected by the DOE for award negotiations.  PPL Electric and the DOE successfully completed negotiations for the full 50% matching grant in March 2010 and signed the agreement in April 2010.  The project is scheduled to be completed by the end of September 2012.

Rating Agency Decisions

Moody's, S&P and Fitch periodically review the credit ratings on the debt and preferred securities of PPL Electric.  Based on their respective independent reviews, the rating agencies may make certain ratings revisions or ratings affirmations.

A credit rating reflects an assessment by the rating agency of the creditworthiness associated with an issuer and particular securities that it issues.  The credit ratings of PPL Electric are based on information provided by PPL Electric and other sources.  The ratings of Moody's, S&P and Fitch are not a recommendation to buy, sell or hold any securities of PPL Electric.  Such ratings may be subject to revisions or withdrawal by the agencies at any time and should be evaluated independently of each other and any other rating that may be assigned to the securities.  A downgrade in PPL Electric's credit ratings could result in higher borrowing costs and reduced access to capital markets.

Moody's and S&P did not take any actions related to PPL Electric during the three months ended March 31, 2010.  In January 2010, as a result of implementing its recently revised guidelines for rating preferred stock and hybrid securities, Fitch lowered the ratings of PPL Electric's preferred stock and preference stock to BBB- from BBB.  Fitch stated in its press release that the new guidelines, which apply to instruments issued by companies in all sectors, typically resulted in downgrades of one notch for many instruments that provide for the ability to defer interest or dividend payments.  Fitch stated that it has no reason to believe that deferral will be activated.

Rating agencies took the following actions in April 2010 related to PPL Electric.

Fitch

Fitch affirmed its credit rating and retained a stable outlook for PPL Electric following PPL's announced agreement to acquire E.ON U.S.

Moody's

•	Revised the outlook for PPL Electric to stable from negative;
•	Lowered the rating of PPL Electric's preferred and preference stock to Ba1 from Baa3;
•	Lowered the issuer rating of PPL Electric to Baa2 from Baa1; and
•	Affirmed the A3 senior secured rating and P-2 commercial paper rating of PPL Electric.

Moody's stated in its press release that the revision in the rating for PPL Electric, while reflective of PPL's announced agreement to acquire E.ON U.S. is driven more by weakening financial metrics and the negative outlooks that had been in place for PPL and PPL Electric for the past year.

S&P

S&P affirmed its credit rating for PPL Electric following PPL's announced agreement to acquire E.ON U.S.

Capital Expenditures

The schedule below shows PPL Electric's capital expenditure projections at March 31, 2010.

	Projected
	2010	2011	2012
Construction expenditures (a) (b)
Transmission and distribution facilities	$374	$644	$711
Other	48	38	39
Total Capital Expenditures	$422	$682	$750

(a)	Construction expenditures include AFUDC, which is expected to be approximately $34 million for the years 2010 through 2012.
(b)	Includes expenditures for intangible assets.

PPL Electric's capital expenditure projections for the years 2010-2012 total $1.9 billion.  Capital expenditure plans are revised periodically to reflect changes in operational, market and regulatory conditions.  This table has been revised from that which was presented in PPL Electric's 2009 Form 10-K for changes in the timing of estimated expenditures related to the PJM-approved regional transmission line project.  See Note 8 to the Financial Statements for additional information.

For additional information on PPL Electric's liquidity and capital resources, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL Electric's 2009 Form 10-K.

Risk Management

Market Risk

Commodity Price and Volumetric Risk - PLR Contracts

PPL Electric is exposed to market price and volumetric risks from its obligation as PLR.  The PUC has approved a cost recovery mechanism that allows PPL Electric to pass through to customers the cost associated with fulfilling its PLR obligation.  This cost recovery mechanism substantially eliminates PPL Electric's exposure to market price risk.  PPL Electric also mitigates its exposure to volumetric risk by entering into full-requirements load following supply agreements for its customers.  These supply agreements transfer the volumetric risk associated with the PLR obligation to the energy suppliers.

Interest Rate Risk

PPL Electric has issued debt to finance its operations, which exposes it to interest rate risk.  PPL Electric's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was insignificant at March 31, 2010.  PPL Electric estimated that a 10% decrease in interest rates at March 31, 2010 would increase the fair value of its debt portfolio by $66 million.

Credit Risk

PPL Electric has standard Supply Master Agreements (the Agreements) for its bid solicitation process.  PPL Electric applies these Agreements to all of its solicitations to procure PLR supply.  See Note 10 to the Financial Statements for additional information on these solicitations.  Under these Agreements, PPL Electric requires all suppliers to post collateral if their credit exposure exceeds an established credit limit.  In the event a supplier defaults on its obligation, PPL Electric would be required to seek replacement power in the market.  All incremental costs incurred by PPL Electric would be recoverable from customers in future rates.  At March 31, 2010, all of the successful bidders under all of the solicitations had an investment grade credit rating from S&P, and were not required to post collateral under the Agreements.  There is no instance under these Agreements in which PPL Electric is required to post collateral to its suppliers.

See Notes 13 and 14 to the Financial Statements and "Risk Management - Credit Risk" in PPL Electric's 2009 Form 10-K for additional information on credit risk.

Related Party Transactions

PPL Electric is not aware of any material ownership interests or operating responsibility by senior management of PPL Electric in outside partnerships, including leasing transactions with variable interest entities, or other entities doing business with PPL Electric.  See Note 11 to the Financial Statements for additional information on related party transactions.

Environmental Matters

See "Item 1. Business - Environmental Matters" in PPL Electric's 2009 Form 10-K and Note 10 to the Financial Statements for a discussion of environmental matters.

New Accounting Guidance

See Notes 2 and 18 to the Financial Statements for a discussion of new accounting guidance adopted and pending adoption.

Application of Critical Accounting Policies

PPL Electric's financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies.  The following accounting policies are particularly important to the financial condition or results of operations of PPL Electric, and require estimates or other judgments of matters inherently uncertain: defined benefits, loss accruals, income tax uncertainties and regulatory assets.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL Electric's 2009 Form 10-K for a discussion of each critical accounting policy.

PPL CORPORATION
PPL ENERGY SUPPLY, LLC
PPL ELECTRIC UTILITIES CORPORATION

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Reference is made to "Risk Management - Energy Marketing & Trading and Other" for PPL and PPL Energy Supply and "Risk Management" for PPL Electric in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 4.  Controls and Procedures

PPL Corporation

(a)	Evaluation of disclosure controls and procedures.

The registrant's principal executive officer and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of March 31, 2010, the registrant's disclosure controls and procedures are effective to ensure that material information relating to the registrant and its consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared.  The aforementioned principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officer, to allow for timely decisions regarding required disclosure.

(b)	Change in internal controls over financial reporting.

The registrant's principal executive officer and principal financial officer have concluded that there were no changes in the registrant's internal control over financial reporting during the registrant's first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

Item 4T.  Controls and Procedures

PPL Energy Supply, LLC and PPL Electric Utilities Corporation

(a)	Evaluation of disclosure controls and procedures.

The registrants' principal executive officers and principal financial officers, based on their evaluation of the registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of March 31, 2010, the registrants' disclosure controls and procedures are effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared.  The aforementioned principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, to allow for timely decisions regarding required disclosure.

(b)	Change in internal controls over financial reporting.

The registrants' principal executive officers and principal financial officers have concluded that there were no changes in the registrants' internal control over financial reporting during the registrants' first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the registrants' internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

For additional information regarding various pending administrative and judicial proceedings involving regulatory, environmental and other matters, which information is incorporated by reference into this Part II, see:

•	"Item 3. Legal Proceedings" in PPL's, PPL Energy Supply's and PPL Electric's 2009 Form 10-K; and

•	Note 10 of the Registrants' "Combined Notes to Condensed Consolidated Financial Statements" in Part I of this report.

Item 1A. Risk Factors

PPL Corporation

The risk factors discussed below are related to PPL's pending acquisition of E.ON U.S., as described in Note 19 to the Financial Statements. They should be read in conjunction with and update and supplement the risk factors disclosed in PPL's "Item 1A. Risk Factors" of the 2009 Form 10-K.

We may be unable to obtain the approvals required to complete the acquisition or may be subject to material restrictions or conditions.
The governmental agencies that must approve the acquisition may impose conditions on the completion, or require changes to the terms of the acquisition, including restrictions on the business, operations or financial performance of the companies to be acquired.  These conditions or changes could also delay or impose additional costs on the acquisition or limit the revenues of the acquired companies.

If completed, the acquisition may not achieve its intended results.
PPL has entered into the acquisition agreement with the expectation that the acquisition will result in various benefits.  Achieving the anticipated benefits is subject to a number of uncertainties, including whether the business can be operated in the manner PPL intends and whether PPL's costs to finance the acquisition will be consistent with our expectations.  Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues generated by the combined company and diversion of management's time and energy.

We will be subject to business uncertainties while the acquisition is pending.
The preparation required to complete the acquisition may place a significant burden on management and internal resources.  The additional demands on management and any difficulties encountered in completing the transaction and with the transition and integration process could affect our financial results.

Failure to complete the acquisition could negatively affect PPL's stock price as well as our future business and financial results.
If the acquisition is not completed, PPL will be subject to a number of risks, including:

• We may be required to pay E.ON US Investments, under specified circumstances set forth in the Purchase and Sale Agreement, a termination fee of $450 million.

• We must pay costs related to the acquisition including, among others, legal, accounting, financial advisory, filing and printing costs, whether the acquisition is completed or not.

• We could be subject to litigation related to the failure to complete the acquisition or other factors, which may adversely affect our business, financial results and stock price.

We will incur significant transaction and acquisition-related costs in connection with the financing of the acquisition, and may be unable to complete alternative financing before closing.
We expect to incur, until the closing of the acquisition, significant non-recurring costs associated with the financing of the acquisition, including obtaining and maintaining the committed bridge financing that assures our ability to pay the acquisition purchase price.  In addition, we will be subject to numerous market risks in connection with our plan to raise alternative financing to fund the purchase price of the acquisition prior to closing, including risks related to general economic conditions, changes in the marketplace of the costs of capital and of the demand for securities of the types we will seek to offer to raise the alternative financing.  In the event less than all of the acquisition purchase price is available to us at the time of closing, we will be required to draw under the bridge facility in order to complete the acquisition, and the costs to do so are likely to be significant.

PPL Energy Supply, LLC and PPL Electric Utilities Corporation

There have been no material changes to PPL Energy Supply's and PPL Electric's risk factors from those disclosed in "Item 1A. Risk Factors" of the 2009 Form 10-K.

Item 6. Exhibits

4(a)	-	Trust Deed constituting £200 million 5.75 percent Notes due 2040, dated March 23, 2010, between Western Power Distribution (South Wales) plc and HSBC Corporate Trustee Company (UK) Limited
4(b)	-	Trust Deed constituting £200 million 5.75 percent Notes due 2040, dated March 23, 2010, between Western Power Distribution (South West) plc and HSBC Corporate Trustee Company (UK) Limited
12(a)	-	PPL Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
12(b)	-	PPL Energy Supply, LLC and Subsidiaries Computation of Ratio of Earnings to Fixed Charges
12(c)	-	PPL Electric Utilities Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended March 31, 2010, filed by the following officers for the following companies:

31(a)	-	James H. Miller for PPL Corporation
31(b)	-	Paul A. Farr for PPL Corporation
31(c)	-	James H. Miller for PPL Energy Supply, LLC
31(d)	-	Paul A. Farr for PPL Energy Supply, LLC
31(e)	-	David G. DeCampli for PPL Electric Utilities Corporation
31(f)	-	Vincent Sorgi for PPL Electric Utilities Corporation

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended March 31, 2010, furnished by the following officers for the following companies:

32(a)	-	James H. Miller for PPL Corporation
32(b)	-	Paul A. Farr for PPL Corporation
32(c)	-	James H. Miller for PPL Energy Supply, LLC
32(d)	-	Paul A. Farr for PPL Energy Supply, LLC
32(e)	-	David G. DeCampli for PPL Electric Utilities Corporation
32(f)	-	Vincent Sorgi for PPL Electric Utilities Corporation

*101.INS	-	XBRL Instance Document for PPL Corporation
*101.SCH	-	XBRL Taxonomy Extension Schema for PPL Corporation
*101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase for PPL Corporation
*101.DEF	-	XBRL Taxonomy Extension Definition Linkbase for PPL Corporation
*101.LAB	-	XBRL Taxonomy Extension Label Linkbase for PPL Corporation
*101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase for PPL Corporation

* - XBRL information will be considered to be furnished, not filed, for the first two years of a company's submission of XBRL information.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.  The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiaries.

PPL Corporation
(Registrant)

PPL Energy Supply, LLC
(Registrant)

PPL Electric Utilities Corporation
(Registrant)

Date: May 6, 2010	/s/ Vincent Sorgi
Vincent Sorgi
Vice President and Controller
(Chief Accounting Officer)