Form 10-Q
period 2010-06-30
PPL ELECTRIC UTILITIES CORP; PPL Corp; PPL ENERGY SUPPLY LLC
filed 2010-08-05
CIK 317187, 922224, 1161976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2010
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-11459	PPL Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-2758192

1-32944	PPL Energy Supply, LLC (Exact name of Registrant as specified in its charter) (Delaware) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-3074920

1-905	PPL Electric Utilities Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-0959590

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

PPL Corporation	Yes	No
PPL Energy Supply, LLC	Yes	No
PPL Electric Utilities Corporation	Yes	No

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers, or a smaller reporting company.  See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
PPL Corporation	[ X ]	[ ]	[ ]	[ ]
PPL Energy Supply, LLC	[ ]	[ ]	[ X ]	[ ]
PPL Electric Utilities Corporation	[ ]	[ ]	[ X ]	[ ]

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

PPL Corporation	Yes	No X
PPL Energy Supply, LLC	Yes	No X
PPL Electric Utilities Corporation	Yes	No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

PPL Corporation	Common stock, $.01 par value, 482,723,432 shares outstanding at July 30, 2010.

PPL Energy Supply, LLC	PPL Corporation indirectly holds all of the membership interests in PPL Energy Supply, LLC.

PPL Electric Utilities Corporation	Common stock, no par value, 66,368,056 shares outstanding and all held by PPL Corporation at July 30, 2010.

This document is available free of charge at the Investor Center on PPL's Web site at www.pplweb.com.  However, information on this Web site does not constitute a part of this Form 10-Q.

PPL CORPORATION
PPL ENERGY SUPPLY, LLC
PPL ELECTRIC UTILITIES CORPORATION

FORM 10-Q
FOR THE QUARTER ENDED June 30, 2010

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

WPDH Limited - Western Power Distribution Holdings Limited, an indirect, wholly owned subsidiary of PPL Global.  WPDH Limited owns WPD LLP.

Other terms and abbreviations

£ - British pound sterling.

2009 Form 10-K - Annual Report to the SEC on Form 10-K for the year ended December 31, 2009.

Acid Rain Program - allowance trading system established by the Clean Air Act in an effort to reduce levels of sulfur dioxide.  Under this program, affected power plants are allocated allowances based on their fuel consumption during specified baseline years and a specific emissions rate.

Act 129 - became effective in October 2008.  The law amends the Pennsylvania Public Utility Code and creates an energy efficiency and conservation program and smart metering technology requirements, adopts new PLR electricity supply procurement rules, provides remedies for market misconduct and makes changes to the existing Alternative Energy Portfolio Standard.

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

Bcf - billion cubic feet.

Bridge Facility - an up to $6.5 billion Senior Bridge Term Loan Credit Agreement between PPL Capital Funding, as borrower, and PPL, as guarantor, and a group of banks syndicated in June 2010, to serve as a backstop in the event alternative financing is not available prior to the closing of PPL's pending acquisition of E.ON U.S.

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

DEP - Department of Environmental Protection, a state government agency.

Dodd-Frank Act - the Dodd-Frank Wall Street Reform and Consumer Protection Act that was signed into law in July 2010.

DOE - Department of Energy, a U.S. government agency.

DRIP - Dividend Reinvestment Plan.

E.ON AG - a German corporation and the parent of E.ON US Investments.

E.ON U.S. - E.ON U.S. LLC, a Kentucky limited liability company and the parent of LG&E and KU.

E.ON US Investments - E.ON US Investments Corp., a Delaware corporation and the parent of E.ON U.S.

Economic Stimulus Package - The American Recovery and Reinvestment Act of 2009, generally referred to as the federal economic stimulus package, which was signed into law in February 2009.

EMF - electric and magnetic fields.

EPA - Environmental Protection Agency, a U.S. government agency.

EPS - earnings per share.

Equity Unit - consists of a Purchase Contract and, initially, a 5.0% undivided beneficial ownership interest in $1,000 principal amount of PPL Capital Funding 4.625% Junior Subordinated Notes due 2018.

ESOP - Employee Stock Ownership Plan.

Euro - the basic monetary unit among participating members of the European Union.

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

Fundamental Change - as it relates to the terms of the Equity Units, will be deemed to have occurred if any of the following occurs with respect to PPL, subject to certain exceptions:  (i) a change of control; (ii) a consolidation with or merger into any other entity; (iii) common stock ceases to be listed or quoted; or (iv) a liquidation, dissolution or termination.

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

IRS - Internal Revenue Service, a U.S. government agency.

ISO - Independent System Operator.

KU - Kentucky Utilities Company, a Kentucky and a Virginia corporation and a public utility subsidiary of E.ON U.S. engaged in the regulated generation, transmission, distribution and sale of electricity, primarily in Kentucky.

LG&E - Louisville Gas and Electric Company, a Kentucky corporation and a public utility subsidiary of E.ON U.S. engaged in the regulated generation, transmission, distribution and sale of electricity and the distribution and sale of natural gas, primarily in Kentucky.

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

Moody's - Moody's Investors Service, Inc.

MW - megawatt, one thousand kilowatts.

NDT - PPL Susquehanna's nuclear plant decommissioning trust.

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

Purchase Contract - a contract that is a component of the Equity Unit that requires holders to purchase shares of PPL common stock on or prior to July 1, 2013.

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

Smart metering technology - technology that can measure, among other things, time of electricity consumption to permit offering rate incentives for usage during lower cost or demand intervals.  The use of this technology also strengthens network reliability.

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

VIE - variable interest entity.

Volumetric risk - the risk that the actual load provided under full-requirement contracts, which do not provide for specific levels of load, could vary significantly from forecasted estimates.

VWAP - as it relates to the Equity Units issued by PPL, the per share volume-weighted average price as displayed under the heading Bloomberg VWAP on Bloomberg page "PPL <EQUITY> AQR" (or its equivalent successor if such page is not available) in respect of the period from the scheduled open of trading on the relevant trading day until the scheduled close of trading on the relevant trading day (or if such volume-weighted average price is unavailable, the market price of one share of PPL common stock on such trading day determined, using a volume-weighted average method, by a nationally recognized independent investment banking firm retained for this purpose by PPL).

FORWARD-LOOKING INFORMATION

Statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical fact are "forward-looking statements" within the meaning of the federal securities laws.  Although PPL, PPL Energy Supply and PPL Electric believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to be correct.  Forward-looking statements are subject to many risks and uncertainties, and actual results may differ materially from the results discussed in forward-looking statements.  In addition to the specific factors discussed in "PART I - Item 1A. Risk Factors" in each Registrant's 2009 Form 10-K, and "PART I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "PART II - Item 1A. Risk Factors" in this Form 10-Q, the following are among the important factors that could cause actual results to differ materially from the forward-looking statements.

•	fuel supply cost and availability;
•	weather conditions affecting generation, customer energy use and operating costs;
•	operation, availability and operating costs of existing generation facilities;
•	transmission and distribution system conditions and operating costs;
•	potential expansion of alternative sources of electricity generation;
•	potential laws or regulations to reduce emissions of "greenhouse" gases;
•	collective labor bargaining negotiations;
•	the outcome of litigation against PPL and its subsidiaries;
•	potential effects of threatened or actual terrorism, war or other hostilities, or natural disasters;
•	the commitments and liabilities of PPL and its subsidiaries;
•	market demand and prices for energy, capacity, emission allowances and delivered fuel;
•	competition in retail and wholesale power markets;
•	liquidity of wholesale power markets;
•	defaults by counterparties under energy, fuel or other power product contracts;
•	market prices of commodity inputs for ongoing capital expenditures;
•	capital market conditions, including the availability of capital or credit, changes in interest rates, and decisions regarding capital structure;
•	stock price performance of PPL;
•	the fair value of debt and equity securities and the impact on defined benefit costs and resultant cash funding requirements for defined benefit plans;
•	interest rates and their effect on pension, retiree medical and nuclear decommissioning liabilities;
•	the impact of the current financial and economic downturn;
•	the impact of the financial and economic market conditions in general;
•	the effect of electricity price deregulation beginning in 2010 in PPL Electric's service territory;
•	the profitability and liquidity, including access to capital markets and credit facilities, of PPL and its subsidiaries;
•	new accounting requirements or new interpretations or applications of existing requirements;
•	changes in securities and credit ratings;
•	foreign currency exchange rates;
•
current and future environmental conditions, regulations and other requirements and the related costs of compliance, including environmental capital expenditures, emission allowance costs and other expenses;

•	political, regulatory or economic conditions in states, regions or countries where PPL or its subsidiaries conduct business;
•	receipt of necessary governmental permits, approvals and rate relief;
•	new state, federal or foreign legislation, including new tax legislation;
•	state, federal and foreign regulatory developments;
•	the outcome of any rate cases by PPL Electric at the PUC;
•	the impact of any state, federal or foreign investigations applicable to PPL and its subsidiaries and the energy industry;
•	the effect of any business or industry restructuring;
•	development of new projects, markets and technologies;
•	performance of new ventures; and
•	business or asset acquisitions and dispositions, including PPL's pending acquisition of E.ON U.S. and the satisfaction of all conditions precedent to the completion of that acquisition.

Any such forward-looking statements should be considered in light of such important factors and in conjunction with other documents of PPL, PPL Energy Supply and PPL Electric on file with the SEC.

New factors that could cause actual results to differ materially from those described in forward-looking statements arise from time to time, and it is not possible for PPL, PPL Energy Supply or PPL Electric to predict all such factors, or the extent to which any such factor or combination of factors may cause actual results to differ from those contained in any forward-looking statement.  Any forward-looking statement speaks only as of the date on which such statement is made, and PPL, PPL Energy Supply and PPL Electric undertake no obligation to update the information contained in such statement to reflect subsequent developments or information.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, except share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Operating Revenues
Utility	$692	$881	$1,706	$1,946
Unregulated retail electric and gas	101	32	205	74
Wholesale energy marketing
Realized	1,261	758	2,647	1,556
Unrealized economic activity (Note 14)	(666)	(112)	(242)	240
Net energy trading margins	5	7	16	(5)
Energy-related businesses	110	105	204	204
Total Operating Revenues	1,503	1,671	4,536	4,015

Operating Expenses
Operation
Fuel	263	186	496	444
Energy purchases
Realized	740	613	1,752	1,290
Unrealized economic activity (Note 14)	(445)	65	118	334
Other operation and maintenance	423	354	868	726
Amortization of recoverable transition costs		70		154
Depreciation	130	114	258	223
Taxes, other than income	54	67	126	139
Energy-related businesses	100	98	188	189
Total Operating Expenses	1,265	1,567	3,806	3,499

Operating Income	238	104	730	516

Other Income (Expense) - net	1	(6)	9	29

Other-Than-Temporary Impairments	3	1	3	18

Interest Expense	132	99	246	188

Income (Loss) from Continuing Operations Before Income Taxes	104	(2)	490	339

Income Taxes	12	(31)	143	67

Income from Continuing Operations After Income Taxes	92	29	347	272

Loss from Discontinued Operations (net of income taxes) (Note 8)		(32)		(29)

Net Income (Loss)	92	(3)	347	243

Net Income Attributable to Noncontrolling Interests	7	4	12	9

Net Income (Loss) Attributable to PPL Corporation	$85	$(7)	$335	$234

Amounts Attributable to PPL Corporation:
Income from Continuing Operations After Income Taxes	$85	$25	$335	$263
Loss from Discontinued Operations (net of income taxes)		(32)		(29)
Net Income (Loss)	$85	$(7)	$335	$234

Earnings Per Share of Common Stock:
Income from Continuing Operations After Income Taxes Available to PPL Corporation Common Shareowners:
Basic	$0.22	$0.07	$0.88	$0.70
Diluted	$0.22	$0.07	$0.88	$0.70
Net Income (Loss) Available to PPL Corporation Common Shareowners:
Basic	$0.22	$(0.02)	$0.88	$0.62
Diluted	$0.22	$(0.02)	$0.88	$0.62
	.
Dividends Declared Per Share of Common Stock	$0.350	$0.345	$0.700	$0.690

Weighted-Average Shares of Common Stock Outstanding (in thousands)
Basic	381,896	375,881	379,810	375,493
Diluted	382,075	376,206	380,034	375,805

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Six Months Ended June 30,
	2010	2009
Cash Flows from Operating Activities
Net income	$347	$243
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	258	225
Amortization	124	182
Defined benefit plans - expense	51	41
Defined benefit plans - funding	(345)	(52)
Deferred income taxes and investment tax credits	(63)	(86)
Gains related to the extinguishment of notes		(29)
Impairment of assets	14	104
Unrealized losses on derivatives, and other hedging activities	344	40
Provision for Montana hydroelectric litigation	59
Other	59	30
Change in current assets and current liabilities
Accounts receivable	(45)	71
Accounts payable	79	(184)
Unbilled revenue	(114)	94
Fuel, materials and supplies	(22)	(45)
Prepayments	(156)	(85)
Counterparty collateral	98	201
Price risk management assets and liabilities	(16)	(192)
Other	(70)	6
Other operating activities
Other assets	(28)	(5)
Other liabilities	(2)	9
Net cash provided by operating activities	572	568

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(624)	(524)
Proceeds from the sale of the Long Island generation business	124
Expenditures for intangible assets	(42)	(48)
Purchases of nuclear plant decommissioning trust investments	(75)	(153)
Proceeds from the sale of nuclear plant decommissioning trust investments	68	141
Proceeds from the sale of other investments		150
Net decrease in restricted cash and cash equivalents	80	189
Other investing activities	11	5
Net cash used in investing activities	(458)	(240)

Cash Flows from Financing Activities
Issuance of long-term debt	1,747	298
Retirement of long-term debt	(1)	(430)
Issuance of equity, net of issuance costs	2,410	30
Payment of common stock dividends	(263)	(256)
Redemption of preferred stock of a subsidiary	(54)
Debt issuance costs	(76)	(9)
Net decrease in short-term debt	(158)	(77)
Other financing activities	(10)	(11)
Net cash provided by (used in) financing activities	3,595	(455)

Effect of Exchange Rates on Cash and Cash Equivalents	(5)

Net Increase (Decrease) in Cash and Cash Equivalents	3,704	(127)
Cash and Cash Equivalents at Beginning of Period	801	1,100
Cash and Cash Equivalents at End of Period	$4,505	$973

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)
	June 30, 2010	December 31, 2009
Assets

Current Assets
Cash and cash equivalents	$4,505	$801
Restricted cash and cash equivalents	30	105
Accounts receivable (less reserve: 2010, $38; 2009, $37)
Customer	446	409
Other	54	59
Unbilled revenues	706	600
Fuel, materials and supplies	378	357
Prepayments	256	102
Price risk management assets	2,118	2,157
Other intangibles	18	25
Assets held for sale	12	127
Other current assets	76	10
Total Current Assets	8,599	4,752

Investments
Nuclear plant decommissioning trust funds	535	548
Other investments	62	65
Total Investments	597	613

Property, Plant and Equipment
Electric plant
Transmission and distribution	8,373	8,686
Generation	10,753	10,493
General	909	899
Electric plant in service	20,035	20,078
Construction work in progress	564	567
Nuclear fuel	468	506
Electric plant	21,067	21,151
Gas and oil plant	68	68
Other property	158	166
Property, plant and equipment, gross	21,293	21,385
Less: accumulated depreciation	8,245	8,211
Property, Plant and Equipment, net (a)	13,048	13,174

Regulatory and Other Noncurrent Assets
Regulatory assets	525	531
Goodwill	721	806
Other intangibles (a)	602	615
Price risk management assets	1,357	1,274
Other noncurrent assets	464	400
Total Regulatory and Other Noncurrent Assets	3,669	3,626

Total Assets	$25,913	$22,165

(a)
At June 30, 2010, includes $419 million of PP&E, consisting primarily of "Generation," including leasehold improvements, and $11 million of "Other intangibles" from the consolidation of a VIE.  At December 31, 2009, these balances were $424 million and $11 million.  See Note 6 for additional information.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)
	June 30, 2010	December 31, 2009
Liabilities and Equity

Current Liabilities
Short-term debt	$466	$639
Accounts payable	730	619
Taxes	76	92
Interest	108	113
Dividends	137	135
Price risk management liabilities	1,528	1,502
Counterparty collateral	454	356
Other current liabilities	696	726
Total Current Liabilities	4,195	4,182

Long-term Debt	8,711	7,143

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	2,320	2,153
Price risk management liabilities	616	582
Accrued pension obligations	781	1,283
Asset retirement obligations	427	416
Other deferred credits and noncurrent liabilities	658	591
Total Deferred Credits and Other Noncurrent Liabilities	4,802	5,025

Commitments and Contingent Liabilities (Note 10)

Equity
PPL Corporation Shareowners' Common Equity
Common stock - $0.01 par value (a)	5	4
Capital in excess of par value	4,553	2,280
Earnings reinvested	3,818	3,749
Accumulated other comprehensive loss	(439)	(537)
Total PPL Corporation Shareowners' Common Equity	7,937	5,496
Noncontrolling Interests	268	319
Total Equity	8,205	5,815

Total Liabilities and Equity	$25,913	$22,165

(a)	780,000 shares authorized; 482,188 and 377,183 shares issued and outstanding at June 30, 2010 and December 31, 2009.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	PPL Corporation Shareowners
	Common stock shares outstanding (a)	Common stock	Capital in excess of par value	Earnings reinvested	Accumulated other comprehensive loss	Non-controlling interests	Total

March 31, 2010	378,131	$4	$2,310	$3,866	$(288)	$319	$6,211
Common stock issued (b)	104,057	1	2,425				2,426
Purchase Contracts (c)			(186)				(186)
Stock-based compensation			4				4
Net income				85		7	92
Dividends, dividend equivalents, redemptions and distributions (d)				(133)		(58)	(191)
Other comprehensive loss					(151)		(151)
June 30, 2010	482,188	$5	$4,553	$3,818	$(439)	$268	$8,205

December 31, 2009	377,183	$4	$2,280	$3,749	$(537)	$319	$5,815
Common stock issued (b)	105,005	1	2,458				2,459
Purchase Contracts (c)			(186)				(186)
Stock-based compensation			1				1
Net income				335		12	347
Dividends, dividend equivalents, redemptions and distributions (d)				(266)		(63)	(329)
Other comprehensive income					98		98
June 30, 2010	482,188	$5	$4,553	$3,818	$(439)	$268	$8,205

March 31, 2009	375,597	$4	$2,228	$3,973	$(968)	$319	$5,556
Common stock issued (b)	547		15				15
Stock-based compensation			3				3
Net income (loss)				(7)		4	(3)
Dividends, dividend equivalents and distributions (d)				(130)		(4)	(134)
Other comprehensive income					401		401
Cumulative effect adjustment (e)				1	(1)
June 30, 2009	376,144	$4	$2,246	$3,837	$(568)	$319	$5,838

December 31, 2008	374,581	$4	$2,196	$3,862	$(985)	$319	$5,396
Common stock issued (b)	1,597		49				49
Common stock repurchased	(34)		(1)				(1)
Stock-based compensation			2				2
Net income				234		9	243
Dividends, dividend equivalents and distributions (d)				(260)		(9)	(269)
Other comprehensive income					418		418
Cumulative effect adjustment (e)				1	(1)
June 30, 2009	376,144	$4	$2,246	$3,837	$(568)	$319	$5,838

(a)	Shares in thousands. Each share entitles the holder to one vote on any question presented to any shareowners' meeting.
(b)
The three and six months ended June 30, 2010 include the issuance of 103.5 million shares of common stock.  See Note 7 for additional information.  The three and six months ended June 30, 2010 and 2009 include shares of common stock issued through various stock and incentive compensation plans.  "Capital in excess of par value" for the six months ended June 30, 2010 and 2009 includes $8 million and $7 million for a company contribution to the ESOP.

(c)	Includes $157 million for the Purchase Contracts and $29 million of related fees and expenses. See Note 7 for additional information.
(d)
"Earnings reinvested" includes dividends and dividend equivalents on PPL Corporation common stock and restricted stock units.  "Noncontrolling interests" includes dividends, redemptions and distributions to noncontrolling interests, which for the three and six months ended June 30, 2010 include $54 million paid to redeem PPL Electric's preferred stock.  See Note 7 for additional information.

(e)	Recorded in connection with the adoption of accounting guidance related to the recognition and presentation of other-than-temporary impairments.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income (loss)	$92	$(3)	$347	$243
Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Foreign currency translation adjustments, net of tax of $0, $4, $(1), $4	(67)	162	(160)	70
Available-for-sale securities, net of tax of $21, $(17), $10, $(11)	(17)	16	(7)	10
Qualifying derivatives, net of tax of $114, $(131), $(148), $(198)	(151)	169	226	270
Defined benefit plans - net actuarial gain, net of tax of $(31), $(31)	80		80
Reclassifications to net income - (gains) losses, net of tax expense (benefit):
Available-for-sale securities, net of tax of $0, $1, $2	(2)	(1)	(4)
Qualifying derivatives, net of tax of $1, $(28), $38, $(41)	(7)	51	(67)	59
Defined benefit plans:
Prior service costs, net of tax of $(1), $(2), $(4), $(4)	5	2	7	6
Net actuarial loss, net of tax of $(6), $(1), $(6), $(2)	7	1	21	2
Transition obligation, net of tax of $(1), $0, $(1), $0	1	1	2	1
Total other comprehensive income (loss) attributable to PPL Corporation	(151)	401	98	418
Comprehensive income (loss)	(59)	398	445	661
Comprehensive income attributable to noncontrolling interests	7	4	12	9
Comprehensive income (loss) attributable to PPL Corporation	$(66)	$394	$433	$652

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Operating Revenues
Wholesale energy marketing
Realized	$1,261	$758	$2,647	$1,556
Unrealized economic activity (Note 14)	(666)	(112)	(242)	240
Wholesale energy marketing to affiliate	64	411	179	908
Utility	172	155	375	331
Unregulated retail electric and gas	101	32	205	74
Net energy trading margins	5	7	16	(5)
Energy-related businesses	106	103	197	199
Total Operating Revenues	1,043	1,354	3,377	3,303

Operating Expenses
Operation
Fuel	263	186	496	444
Energy purchases
Realized	533	581	1,136	1,226
Unrealized economic activity (Note 14)	(445)	65	118	334
Energy purchases from affiliate		20	1	40
Other operation and maintenance	300	270	642	550
Depreciation	92	80	183	153
Taxes, other than income	24	21	49	41
Energy-related businesses	97	97	182	186
Total Operating Expenses	864	1,320	2,807	2,974

Operating Income	179	34	570	329

Other Income (Expense) - net	7	(6)	14	23

Other-Than-Temporary Impairments	3	1	3	18

Interest Income from Affiliates	2	1	2	2

Interest Expense	84	68	170	123

Income (Loss) from Continuing Operations Before Income Taxes	101	(40)	413	213

Income Taxes	15	(41)	127	24

Income from Continuing Operations After Income Taxes	86	1	286	189

Loss from Discontinued Operations (net of income taxes) (Note 8)		(32)		(29)

Net Income (Loss) Attributable to PPL Energy Supply	$86	$(31)	$286	$160

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Six Months Ended June 30,
	2010	2009

Cash Flows from Operating Activities
Net income	$286	$160
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	183	154
Amortization	69	23
Defined benefit plans - expense	29	12
Defined benefit plans - funding	(275)	(51)
Deferred income taxes and investment tax credits	(95)	6
Impairment of assets	14	100
Unrealized losses on derivatives, and other hedging activities	347	41
Provision for Montana hydroelectric litigation	59
Other	53	(1)
Change in current assets and current liabilities
Accounts receivable	94	121
Accounts payable	(38)	(203)
Unbilled revenue	(190)	50
Fuel, materials and supplies	(20)	(45)
Collateral on PLR energy supply to affiliate		221
Counterparty collateral	98	201
Price risk management assets and liabilities	(17)	(191)
Other	8	11
Other operating activities
Other assets	(25)	(6)
Other liabilities	22	(35)
Net cash provided by operating activities	602	568

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(464)	(391)
Proceeds from the sale of the Long Island generation business	124
Expenditures for intangible assets	(39)	(42)
Purchases of nuclear plant decommissioning trust investments	(75)	(153)
Proceeds from the sale of nuclear plant decommissioning trust investments	68	141
Proceeds from the sale of other investments		150
Net decrease in restricted cash and cash equivalents	77	190
Net increase in note receivable from affiliate		(47)
Other investing activities	9	5
Net cash used in investing activities	(300)	(147)

Cash Flows from Financing Activities
Issuance of long-term debt	597
Retirement of long-term debt		(220)
Distributions to Member	(364)	(373)
Contributions from Member	3,525
Net (decrease) increase in short-term debt	(158)	142
Other financing activities	(8)	(5)
Net cash provided by (used in) financing activities	3,592	(456)

Effect of Exchange Rates on Cash and Cash Equivalents	(5)

Net Increase (Decrease) in Cash and Cash Equivalents	3,889	(35)
Cash and Cash Equivalents at Beginning of Period	245	464
Cash and Cash Equivalents at End of Period	$4,134	$429

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	June 30, 2010	December 31, 2009
Assets

Current Assets
Cash and cash equivalents	$4,134	$245
Restricted cash and cash equivalents	26	99
Accounts receivable (less reserve: 2010, $20; 2009, $21)
Customer	164	168
Other	27	31
Unbilled revenues	584	402
Accounts receivable from affiliates	66	165
Fuel, materials and supplies	344	325
Prepayments	80	56
Price risk management assets	2,111	2,147
Other intangibles	18	25
Assets held for sale	12	127
Other current assets	4	1
Total Current Assets	7,570	3,791

Investments
Nuclear plant decommissioning trust funds	535	548
Other investments	55	58
Total Investments	590	606

Property, Plant and Equipment
Electric plant
Transmission and distribution	3,642	4,024
Generation	10,755	10,493
General	264	285
Electric plant in service	14,661	14,802
Construction work in progress	388	422
Nuclear fuel	468	506
Electric plant	15,517	15,730
Gas and oil plant	68	68
Other property	155	164
Property, plant and equipment, gross	15,740	15,962
Less: accumulated depreciation	6,149	6,169
Property, Plant and Equipment, net (a)	9,591	9,793

Other Noncurrent Assets
Goodwill	721	806
Other intangibles (a)	461	477
Price risk management assets	1,321	1,234
Other noncurrent assets	383	317
Total Other Noncurrent Assets	2,886	2,834

Total Assets	$20,637	$17,024

(a)
At June 30, 2010, includes $419 million of PP&E, consisting primarily of "Generation," including leasehold improvements, and $11 million of "Other intangibles" from the consolidation of a VIE.  At December 31, 2009, these balances were $424 million and $11 million.  See Note 6 for additional information.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	June 30, 2010	December 31, 2009
Liabilities and Equity

Current Liabilities
Short-term debt	$466	$639
Accounts payable	542	537
Accounts payable to affiliates	40	51
Taxes	69	33
Interest	78	86
Price risk management liabilities	1,465	1,502
Counterparty collateral	454	356
Other current liabilities	463	481
Total Current Liabilities	3,577	3,685

Long-term Debt	5,436	5,031

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	1,680	1,511
Price risk management liabilities	600	582
Accrued pension obligations	441	883
Asset retirement obligations	427	416
Other deferred credits and noncurrent liabilities	290	330
Total Deferred Credits and Other Noncurrent Liabilities	3,438	3,722

Commitments and Contingent Liabilities (Note 10)

Equity
Member's equity	8,168	4,568
Noncontrolling interests	18	18
Total Equity	8,186	4,586

Total Liabilities and Equity	$20,637	$17,024

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Member's equity	Non-controlling interests	Total

March 31, 2010	$4,857	$18	$4,875
Net income	86		86
Other comprehensive loss	(98)		(98)
Contributions from member	3,525		3,525
Distributions to member	(202)		(202)
June 30, 2010	$8,168	$18	$8,186

December 31, 2009	$4,568	$18	$4,586
Net income	286		286
Other comprehensive income	153		153
Contributions from member	3,525		3,525
Distributions to member	(364)		(364)
June 30, 2010	$8,168	$18	$8,186

March 31, 2009	$4,696	$18	$4,714
Net loss	(31)		(31)
Other comprehensive income	386		386
Distributions to member	(77)		(77)
June 30, 2009	$4,974	$18	$4,992

December 31, 2008	$4,794	$18	$4,812
Net income	160		160
Other comprehensive income	393		393
Distributions to member	(373)		(373)
June 30, 2009	$4,974	$18	$4,992
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income (loss)	$86	$(31)	$286	$160
Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Foreign currency translation adjustments, net of tax of $0, $4, $(1), $4	(67)	162	(160)	70
Available-for-sale securities, net of tax of $21, $(18), $10, $(12)	(17)	16	(7)	10
Qualifying derivatives, net of tax of $75, $(122), $(190), $(180)	(97)	155	285	245
Defined benefit plans - net actuarial gain, net of tax of $(31), $(31)	80		80
Reclassifications to net income - (gains) losses, net of tax expense (benefit):
Available-for-sale securities, net of tax of $0, $1, $2	(2)	(1)	(4)
Qualifying derivatives, net of tax of $0, $(28), $38, $(42)	(8)	50	(68)	60
Defined benefit plans:
Prior service costs, net of tax of $0, $(1), $(3), $(3)	4	3	5	6
Net actuarial loss, net of tax of $(5), $0, $(6), $(1)	8	1	20	2
Transition obligation	1		2
Total other comprehensive income (loss) attributable to PPL Energy Supply	(98)	386	153	393
Comprehensive income (loss) attributable to PPL Energy Supply	$(12)	$355	$439	$553

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Operating Revenues
Retail electric	$522	$727	$1,334	$1,617
Wholesale electric to affiliate		20	1	40
Total Operating Revenues	522	747	1,335	1,657

Operating Expenses
Operation
Energy purchases	209	31	619	63
Energy purchases from affiliate	64	411	179	908
Other operation and maintenance	131	98	251	204
Amortization of recoverable transition costs		70		154
Depreciation	33	30	67	63
Taxes, other than income	29	46	76	98
Total Operating Expenses	466	686	1,192	1,490

Operating Income	56	61	143	167

Other Income (Expense) - net	2		3	2

Interest Income from Affiliate		1	1	3

Interest Expense	24	31	50	60

Income Before Income Taxes	34	31	97	112

Income Taxes	11	10	32	37

Net Income	23	21	65	75

Distributions on Preferred Securities	7	4	12	9

Net Income Available to PPL Corporation	$16	$17	$53	$66

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Six Months Ended June 30,
	2010	2009

Cash Flows from Operating Activities
Net income	$65	$75
Adjustments to reconcile net income to net cash used in operating activities
Depreciation	67	63
Amortization	35	163
Defined benefit plans - expense	11	13
Defined benefit plans - funding	(44)
Deferred income taxes and investment tax credits	29	(82)
Other	9	4
Change in current assets and current liabilities
Accounts receivable	(40)	(7)
Accounts payable	(29)	(61)
Unbilled revenue	77	44
Prepayments	(98)	(108)
Taxes	(34)	(17)
Collateral on PLR energy supply from affiliate		(221)
Other	(44)	29
Other operating activities
Other assets	(23)	1
Other liabilities	(8)	13
Net cash used in operating activities	(27)	(91)

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(145)	(125)
Net decrease in note receivable from affiliate		221
Other investing activities	(3)
Net cash provided by (used in) investing activities	(148)	96

Cash Flows from Financing Activities
Issuance of long-term debt		298
Retirement of long-term debt		(9)
Contributions from PPL	55
Redemption of preferred stock	(54)
Payment of common stock dividends to PPL	(40)	(148)
Net decrease in short-term debt		(95)
Dividends on preferred securities	(9)	(9)
Other financing activities		(5)
Net cash provided by (used in) financing activities	(48)	32

Net Increase (Decrease) in Cash and Cash Equivalents	(223)	37
Cash and Cash Equivalents at Beginning of Period	485	483
Cash and Cash Equivalents at End of Period	$262	$520

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)
	June 30, 2010	December 31, 2009
Assets

Current Assets
Cash and cash equivalents	$262	$485
Restricted cash and cash equivalents	3	1
Accounts receivable (less reserve: 2010, $17, 2009, $16)
Customer	281	240
Other	20	19
Unbilled revenues	121	198
Materials and supplies	34	33
Accounts receivable from affiliates	5	7
Prepayments	122	24
Other current assets	28	29
Total Current Assets	876	1,036

Property, Plant and Equipment
Electric plant
Transmission and distribution	4,731	4,662
General	554	535
Electric plant in service	5,285	5,197
Construction work in progress	148	118
Electric plant	5,433	5,315
Other property	2	2
Property, plant and equipment, gross	5,435	5,317
Less: accumulated depreciation	2,054	2,008
Property, Plant and Equipment, net	3,381	3,309

Regulatory and Other Noncurrent Assets
Intangibles	141	139
Taxes recoverable through future rates	255	253
Recoverable costs of defined benefit plans	228	229
Other regulatory and noncurrent assets	121	126
Total Regulatory and Other Noncurrent Assets	745	747

Total Assets	$5,002	$5,092

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)
	June 30, 2010	December 31, 2009
Liabilities and Equity

Current Liabilities
Accounts payable	$152	$53
Accounts payable to affiliates	60	186
Taxes	27	61
Interest	19	18
Overcollected transmission costs	27	39
Customer rate mitigation prepayments	24	36
Overcollected transition costs	25	33
Other current liabilities	88	92
Total Current Liabilities	422	518

Long-term Debt	1,472	1,472

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	794	769
Accrued pension obligations	205	245
Other deferred credits and noncurrent liabilities	196	192
Total Deferred Credits and Other Noncurrent Liabilities	1,195	1,206

Commitments and Contingent Liabilities (Note 10)

Shareowners' Equity
Preferred securities	250	301
Common stock - no par value (a)	364	364
Additional paid-in capital	879	824
Earnings reinvested	420	407
Total Shareowners' Equity	1,913	1,896

Total Liabilities and Equity	$5,002	$5,092

(a)	170,000 shares authorized; 66,368 shares issued and outstanding at June 30, 2010 and December 31, 2009.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Common stock shares outstanding (a)	Preferred securities	Common stock	Additional paid-in capital	Earnings reinvested	Total

March 31, 2010	66,368	$301	$364	$824	$427	$1,916
Net income (b)					23	23
Redemption of preferred stock (c)		(51)			(3)	(54)
Capital contributions from PPL				55		55
Cash dividends declared on preferred securities					(4)	(4)
Cash dividends declared on common stock					(23)	(23)
June 30, 2010	66,368	$250	$364	$879	$420	$1,913

December 31, 2009	66,368	$301	$364	$824	$407	$1,896
Net income (b)					65	65
Redemption of preferred stock (c)		(51)			(3)	(54)
Capital contributions from PPL				55		55
Cash dividends declared on preferred securities					(9)	(9)
Cash dividends declared on common stock					(40)	(40)
June 30, 2010	66,368	$250	$364	$879	$420	$1,913

March 31, 2009	66,368	$301	$364	$424	$581	$1,670
Net income (b)					21	21
Cash dividends declared on preferred securities					(4)	(4)
Cash dividends declared on common stock					(123)	(123)
June 30, 2009	66,368	$301	$364	$424	$475	$1,564

December 31, 2008	66,368	$301	$364	$424	$557	$1,646
Net income (b)					75	75
Cash dividends declared on preferred securities					(9)	(9)
Cash dividends declared on common stock					(148)	(148)
June 30, 2009	66,368	$301	$364	$424	$475	$1,564

(a)	Shares in thousands. All common shares of PPL Electric stock are owned by PPL.
(b)	PPL Electric's net income approximates comprehensive income.
(c)	PPL Electric redeemed all five series of its outstanding preferred stock. See Note 7 for additional information.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

Combined Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Interim Financial Statements

(PPL, PPL Energy Supply and PPL Electric)

Terms and abbreviations appearing in Combined Notes to Condensed Consolidated Financial Statements are explained in the glossary.  Dollars are in millions, except per share data, unless otherwise noted.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation in accordance with accounting principles generally accepted in the U.S. are reflected in the condensed consolidated financial statements.  All adjustments are of a normal recurring nature, except as otherwise disclosed.  Each Registrant's Balance Sheet at December 31, 2009 is derived from that Registrant's 2009 audited Balance Sheet.  The financial statements and notes thereto should be read in conjunction with the financial statements and notes contained in each Registrant's 2009 Form 10-K.  The results of operations for the six months ended June 30, 2010, are not necessarily indicative of the results to be expected for the full year ending December 31, 2010, or other future periods, because results for interim periods can be disproportionately influenced by various factors and developments and seasonal variations.

The classification of certain prior period amounts has been changed to conform to the presentation in the June 30, 2010 financial statements.

(PPL and PPL Energy Supply)

"Loss from Discontinued Operations (net of income taxes)" on the Statements of Income includes the activities of certain businesses that were sold in 2010 and 2009.  See Note 8 for additional information.  The Statements of Cash Flows do not separately report the cash flows of the Discontinued Operations.

2.	Summary of Significant Accounting Policies

(PPL, PPL Energy Supply and PPL Electric)

The following accounting policy disclosures represent updates to the "Summary of Significant Accounting Policies" Note in each Registrant's 2009 Form 10-K and should be read in conjunction with that discussion.

General

Business and Consolidation

(PPL)

In April 2010, PPL announced that it had entered into a Purchase and Sale Agreement among E.ON US Investments, PPL, and (for certain limited purposes) E.ON AG, providing for the sale of E.ON U.S. to PPL.  E.ON U.S. is a limited liability company engaged, through its public utility subsidiaries LG&E and KU, in the regulated generation, transmission, distribution and sale of electricity and the distribution and sale of natural gas, primarily in Kentucky.  See Notes 7 and 8 for additional information.

(PPL, PPL Energy Supply and PPL Electric)

PPL, PPL Energy Supply and PPL Electric consolidate a VIE when they are determined to be the primary beneficiary of the entity.  As described below in "New Accounting Guidance Adopted," new accounting guidance modified the criteria for determining the primary beneficiary of a VIE.  See Note 6 for additional information.

(PPL, PPL Energy Supply and PPL Electric)

Other

Accounts Receivable

PPL Electric's customers may elect to procure generation supply from an alternative supplier.  As a result of a PUC-approved purchase of accounts receivable program, beginning in the first quarter of 2010, PPL Electric has purchased certain accounts receivable from alternative suppliers at a nominal discount, which reflects a provision for uncollectible accounts.  Additionally, PPL Electric receives a nominal fee for administering the program.  The alternative suppliers (including PPL EnergyPlus) have no continuing involvement or interest in the purchased accounts receivable.  The purchased accounts receivable are initially recorded at fair value using a market approach based on the purchase price paid and are classified as Level 2 in the fair value hierarchy.  The purchased accounts receivable have substantially the same risk profile and payment terms as PPL Electric's other customer accounts receivable.  During the three and six months ended June 30, 2010, PPL and PPL Electric purchased $149 million and $225 million of accounts receivable from third parties.  During the three and six months ended June 30, 2010, PPL Electric purchased $58 million and $91 million of accounts receivable from PPL EnergyPlus.

Debt Issuance Costs

Debt issuance costs are deferred and amortized over the term of the related debt using the interest method or another method, generally straight-line, if the results obtained are not materially different than those that would result from the interest method.

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

Subsequent Measurement - Cash Flow Hedges

Effective April 1, 2010, PPL and its subsidiaries prospectively adopted accounting guidance that was issued to clarify how an entity should reflect the subsequent measurement of cash flow hedges in AOCI if, during a prior period, hedge accounting was not permitted.  This situation may arise if an entity's retrospective assessment of hedge effectiveness indicated that the hedging relationship had not been highly effective in a period, but the prospective assessment of hedge effectiveness showed an expectation that the hedging relationship would be highly effective in the future; therefore, the hedging relationship continued even though hedge accounting was not permitted for a certain period.  This guidance:

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

The adoption did not have a significant impact on PPL and its subsidiaries; however, the impact in future periods could be material.

3.	Segment and Related Information

(PPL and PPL Energy Supply)

See the "Segment and Related Information" Note in each Registrant's 2009 Form 10-K for a discussion of reportable segments.  "Unallocated Costs" represent E.ON U.S. acquisition-related costs and include advisory, accounting and legal fees and amortization of deferred Bridge Facility financing costs.  "Unallocated Assets" represent deferred Bridge Facility financing costs also related to the acquisition.  Financial data is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
PPL	2010	2009	2010	2009
Income Statement Data
Revenues from external customers
Supply (a)	$803	$781	$2,811	$2,052
International Delivery	178	163	391	346
Pennsylvania Delivery	522	727	1,334	1,617
Revenues from external customers	$1,503	$1,671	$4,536	$4,015
Intersegment revenues (b)
Supply	$64	$411	$179	$908
Pennsylvania Delivery		20	1	40

Net Income (Loss) Attributable to PPL
Supply (a) (c)	$30	$(86)	$167	$19
International Delivery	58	62	134	149
Pennsylvania Delivery	16	17	53	66
Unallocated Costs	(19)		(19)
Net income (loss) attributable to PPL	$85	$(7)	$335	$234

	June 30, 2010	December 31, 2009
Balance Sheet Data
Assets
Supply	$16,566	$12,766
International Delivery	4,348	4,516
Pennsylvania Delivery	4,947	4,883
Unallocated Assets	52
Total assets	$25,913	$22,165

	Three Months Ended June 30,		Six Months Ended June 30,
PPL Energy Supply	2010	2009	2010	2009
Income Statement Data
Revenues from external customers
Supply (a)	$865	$1,191	$2,986	$2,957
International Delivery	178	163	391	346
Revenues from external customers	$1,043	$1,354	$3,377	$3,303
Net Income (Loss) Attributable to PPL Energy Supply
Supply (a) (c)	$28	$(93)	$152	$11
International Delivery	58	62	134	149
Net income (loss) attributable to PPL Energy Supply	$86	$(31)	$286	$160

	June 30, 2010	December 31, 2009
Balance Sheet Data
Assets
Supply	$16,289	$12,508
International Delivery	4,348	4,516
Total assets	$20,637	$17,024

(a)	Includes impact from energy-related economic activity. See "Commodity Price Risk (Non-trading) - Economic Activity" in Note 14 for additional information.
(b)	See "PLR Contracts" and "NUG Purchases" in Note 11 for a discussion of the basis of accounting between reportable segments.
(c)
Both periods in 2009 include the results of the Long Island generation business and the majority of PPL Maine's hydroelectric generation business, both of which have been classified as Discontinued Operations.  See Note 8 for additional information.

4.	Earnings Per Share

(PPL)

EPS is computed using the two-class method, which is an earnings allocation method for computing EPS that treats a participating security as having rights to earnings that would otherwise have been available to common shareowners.  Share-based payment awards that provide recipients a non-forfeitable right to dividends or dividend equivalents are considered participating securities.

Basic EPS is computed by dividing income available to PPL common shareowners by the weighted-average number of common shares outstanding during the period.  Diluted EPS is computed by dividing income available to PPL common shareowners by the weighted-average number of shares outstanding that are increased for additional shares that would be outstanding if potentially dilutive non-participating securities were converted to common shares.  In 2009 and 2010, these securities included stock options and performance units granted under the incentive compensation plans.  Additionally, in 2010, these securities included the Purchase Contract component of the Equity Units that were issued in June 2010.  The Purchase Contracts will be dilutive only if the average VWAP of PPL's common stock for a certain period exceeds $28.80.  Because the average VWAP has not exceeded $28.80 since issuance, the Purchase Contracts were excluded from the diluted EPS calculations.  See Note 7 for additional information on the Purchase Contracts.

Basic and diluted EPS, computed using the two-class method, and reconciliations of the amounts of income and shares of common stock (in thousands) used in the calculation are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Income (Numerator)
Income from continuing operations after income taxes attributable to PPL	$85	$25	$335	$263
Less amounts allocated to participating securities			1	1
Income from continuing operations after income taxes available to PPL common shareowners	$85	$25	$334	$262

Loss from discontinued operations (net of income taxes) available to PPL		$(32)		$(29)

Net income (loss) attributable to PPL	$85	$(7)	$335	$234
Less amounts allocated to participating securities			1	1
Net income (loss) available to PPL common shareowners	$85	$(7)	$334	$233

Shares of Common Stock (Denominator)
Weighted-average shares - Basic EPS	381,896	375,881	379,810	375,493
Add incremental non-participating securities:
Stock options and performance units	179	325	224	312
Weighted-average shares - Diluted EPS	382,075	376,206	380,034	375,805

Basic EPS
Available to PPL common shareowners:
Income from continuing operations after income taxes	$0.22	$0.07	$0.88	$0.70
Loss from discontinued operations (net of income taxes)		(0.09)		(0.08)
Net Income (Loss)	$0.22	$(0.02)	$0.88	$0.62

Diluted EPS
Available to PPL common shareowners:
Income from continuing operations after income taxes	$0.22	$0.07	$0.88	$0.70
Loss from discontinued operations (net of income taxes)		(0.09)		(0.08)
Net Income (Loss)	$0.22	$(0.02)	$0.88	$0.62

The following stock options to purchase PPL common stock and performance units were excluded from the computations of diluted EPS because the effect would have been antidilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
(Shares in thousands)	2010	2009	2010	2009

Stock options	5,184	1,636	4,669	2,142
Performance units	105		91	1

During the three and six months ended June 30, 2010, PPL issued 10,664 and 274,524 shares of common stock related to the exercise of stock options, vesting of restricted stock and restricted stock units and conversion of stock units granted to directors under its stock-based compensation plans and issued 546,726 and 996,607 shares of common stock related to its DRIP.  PPL also issued 234,211 shares related to its ESOP during the six months ended June 30, 2010.

In June 2010, PPL issued 103.5 million shares of common stock and 23 million Equity Units pursuant to concurrent registered underwritten offerings.  See Note 7 for additional information.  Subject to antidilution adjustments, the maximum number of shares that could potentially be issued to settle the Purchase Contract component of the Equity Units is 61,136,300 shares, including 47,915,900 shares that could be issued under standard provisions of the Purchase Contract and 13,220,400 shares that could be issued under make-whole provisions in the event of early settlement upon a Fundamental Change.

5.	Income Taxes

(PPL)

Reconciliations of effective income tax rates are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Reconciliation of Income Taxes
Federal income tax on Income (Loss) from Continuing Operations Before Income Taxes at statutory tax rate - 35%	$36	$(1)	$172	$119
Increase (decrease) due to:
State income taxes	1	(6)	16	(1)
State net operating loss valuation allowance			(8)
Impact of lower U.K. income tax rates	(4)	(3)	(8)	(10)
U.S. income tax on foreign earnings, net of foreign tax credit	(7)		(6)	(2)
Change in federal and state tax reserves	1	(1)	(7)	7
Change in foreign tax reserves (a)	22	(15)	22	(29)
Domestic manufacturing deduction	(8)	(2)	(12)	(7)
Health Care Reform (b)			8
Foreign losses generated through restructuring (a)	(25)		(25)
Other	(4)	(3)	(9)	(10)
Total decrease	(24)	(30)	(29)	(52)
Total income taxes from continuing operations	$12	$(31)	$143	$67

(a)	During the three and six months ended June 30, 2010, PPL recorded a $25 million foreign tax benefit and a related $22 million foreign tax reserve related to losses generated by a U.K. restructuring.
(b)
Beginning in 2013, provisions within Health Care Reform eliminated the tax deductibility of retiree health care costs to the extent of federal subsidies received by plan sponsors that provide retiree prescription drug benefits equivalent to Medicare Part D Coverage.  As a result, PPL recorded deferred income tax expense in March 2010.  See Note 9 for additional information.

PPL has evaluated the impact of the change in earnings estimates on its projected annual effective tax rate.  The result of the change in estimate reduced income tax expense for the three months ended June 30, 2010 by $25 million ($0.06 per share, basic and diluted).

In July 2010, the U.K.'s Finance Act 2010, which includes amendments to existing tax law, was enacted.  The most significant change to the tax law was a reduction in the U.K.'s statutory income tax rate.  Effective April 1, 2011, the statutory income tax rate will be reduced from 28% to 27%.  As a result, PPL anticipates recognizing a deferred tax benefit during the third quarter of 2010 in the range of $15 million to $20 million.

(PPL Energy Supply)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Reconciliation of Income Taxes
Federal income tax on Income (Loss) from Continuing Operations Before Income Taxes at statutory tax rate - 35%	$35	$(14)	$145	$75
Increase (decrease) due to:
State income taxes	2	(3)	15	2
Impact of lower U.K. income tax rates	(4)	(3)	(8)	(10)
U.S. income tax on foreign earnings, net of foreign tax credit	(7)		(6)	(2)
Change in federal and state tax reserves	4		(3)	3
Change in foreign tax reserves (a)	22	(15)	22	(29)
Domestic manufacturing deduction	(8)	(2)	(12)	(7)
Health Care Reform (b)			5
Foreign losses generated through restructuring (a)	(25)		(25)
Other	(4)	(4)	(6)	(8)
Total decrease	(20)	(27)	(18)	(51)
Total income taxes from continuing operations	$15	$(41)	$127	$24

(a)
During the three and six months ended June 30, 2010, PPL Energy Supply recorded a $25 million foreign tax benefit and a related $22 million foreign tax reserve related to losses generated by a U.K. restructuring.

(b)
Beginning in 2013, provisions within Health Care Reform eliminated the tax deductibility of retiree health care costs to the extent of federal subsidies received by plan sponsors that provide retiree prescription drug benefits equivalent to Medicare Part D Coverage.  As a result, PPL Energy Supply recorded deferred income tax expense in March 2010.  See Note 9 for additional information.

PPL Energy Supply has evaluated the impact of the change in earnings estimates on its projected annual effective tax rate.  The result of the change in estimate reduced income tax expense for the three months ended June 30, 2010 by $23 million.

In July 2010, the U.K.'s Finance Act 2010, which includes amendments to existing tax law, was enacted.  The most significant change to the tax law was a reduction in the U.K.'s statutory income tax rate.  Effective April 1, 2011, the statutory income tax rate will be reduced from 28% to 27%.  As a result, PPL Energy Supply anticipates recognizing a deferred tax benefit during the third quarter of 2010 in the range of $15 million to $20 million.

(PPL Electric)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Reconciliation of Income Taxes
Federal income tax on Income Before Income Taxes at statutory tax rate - 35%	$12	$11	$34	$39
Increase (decrease) due to:
State income taxes	1	1	4	4
Amortization of investment tax credit			(1)	(1)
Change in federal and state tax reserves	(2)	(1)	(4)	(3)
Other		(1)	(1)	(2)
Total decrease	(1)	(1)	(2)	(2)
Total income taxes	$11	$10	$32	$37

Unrecognized Tax Benefits (PPL, PPL Energy Supply and PPL Electric)

Changes to unrecognized tax benefits were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
PPL
Beginning of period	$201	$187	$212	$202
Additions based on tax positions of prior years	2		4	14
Reductions based on tax positions of prior years			(6)
Additions based on tax positions related to the current year	30		30	3
Reductions based on tax positions related to the current year	(5)		(5)
Settlements		(14)	(1)	(40)
Lapse of applicable statutes of limitations	(2)	(2)	(4)	(4)
Effects of foreign currency translation	(2)	2	(6)	(2)
End of period	$224	$173	$224	$173

PPL Energy Supply
Beginning of period	$115	$94	$124	$119
Additions based on tax positions of prior years	2		2	2
Reductions based on tax positions of prior years			(4)
Additions based on tax positions related to the current year	30		30	3
Reductions based on tax positions related to the current year	(3)		(3)
Settlements		(14)	(1)	(40)
Effects of foreign currency translation	(2)	2	(6)	(2)
End of period	$142	$82	$142	$82

PPL Electric
Beginning of period	$72	$82	$74	$77
Additions based on tax positions of prior years			2	7
Reductions based on tax positions of prior years			(2)
Reductions based on tax positions related to the current year	(2)		(2)
Lapse of applicable statutes of limitations	(2)	(2)	(4)	(4)
End of period	$68	$80	$68	$80

At June 30, 2010, it was reasonably possible that during the next 12 months the total amount of unrecognized tax benefits could increase by as much as $35 million or decrease by up to $196 million for PPL, increase by as much as $12 million or decrease by up to $141 million for PPL Energy Supply and increase by as much as $23 million or decrease by up to $44 million for PPL Electric.  These changes could result from subsequent recognition, derecognition and/or changes in the measurement of uncertain tax positions related to the creditability of foreign taxes, the timing and utilization of foreign tax credits and the related impact on alternative minimum tax and other credits, the timing and/or valuation of certain deductions, intercompany transactions and unitary filing groups.  The events that could cause these changes are direct settlements with taxing authorities, litigation, legal or administrative guidance by relevant taxing authorities and the lapse of an applicable statute of limitation.

At June 30, the total unrecognized tax benefits and related indirect effects that, if recognized, would decrease the effective tax rate were:

	2010	2009

PPL	$132	$114
PPL Energy Supply	112	88
PPL Electric	11	18

At June 30, 2010, PPL, PPL Energy Supply and PPL Electric had accrued interest related to tax positions of $38 million, $31 million and $4 million.  At December 31, 2009, PPL, PPL Energy Supply and PPL Electric had accrued interest related to tax positions of $36 million, $27 million and $5 million.

PPL and its subsidiaries recognize interest and penalties in "Income Taxes" on their Statements of Income.  The following expenses (benefits) were recognized:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

PPL	$3	$(2)	$2	$2
PPL Energy Supply	4	(2)	4
PPL Electric	(1)		(1)	(1)

The amounts recognized during the three and six months ended June 30, 2010 and 2009, for PPL, PPL Energy Supply and PPL Electric were primarily the result of additional interest accrued or reversed related to tax positions of prior years, settlements or adjustments to tax positions of prior years and the lapse of applicable statutes of limitations, with respect to certain issues.

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

The lease financing, which includes $437 million of "Long-term Debt" and $18 million of "Noncontrolling Interests" at June 30, 2010, is secured by, among other things, the generation facility, the carrying amount of which is disclosed on the Balance Sheets.  The debt matures at the end of the initial lease term.  As a result of the consolidation, PPL Energy Supply has recorded interest expense in lieu of rent expense.  For the three and six months ended June 30, 2010, additional depreciation on the generation facility of $4 million and $8 million was recorded.  For the three and six months ended June 30, 2009, additional depreciation on the generation facility of $2 million and $5 million was recorded.

7.	Financing Activities

Credit Arrangements and Short-term Debt

(PPL and PPL Energy Supply)

PPL Energy Supply had the following credit facilities in place at June 30, 2010:

	Expiration Date	Capacity	Borrowed (a)	Letters of Credit Issued	Unused Capacity

PPL Energy Supply Domestic Credit Facilities
364-day Syndicated Credit Facility (b) (c)	Sept-10	$400			$400
5-year Structured Credit Facility (d)	Mar-11	300	n/a	$280	20
5-year Syndicated Credit Facility (c) (e)	June-12	3,225	$285	245	2,695
3-year Bilateral Credit Facility (f)	Mar-13	200	n/a	4	196
Total PPL Energy Supply Domestic Credit Facilities		$4,125	$285	$529	$3,311

WPD Credit Facilities
WPDH Limited 5-year Syndicated Credit Facility (g)	Jan-13	£150	£123	n/a	£27
WPD (South West) 3-year Syndicated Credit Facility (h)	July-12	210		n/a	210
Uncommitted Credit Facilities		63		£3	60
Total WPD Credit Facilities		£423	£123	£3	£297

(a)	Amounts borrowed are recorded as "Short-term debt" on the Balance Sheet.

(b)
Under this facility, PPL Energy Supply has the ability to make cash borrowings and to request the lenders to issue up to $200 million of letters of credit.  Borrowings generally bear interest at LIBOR-based rates plus a spread, depending upon the company's public debt rating.

(c)
In June 2010, PPL Energy Supply closed into escrow a new $4 billion syndicated credit facility, expiring December 31, 2014, that is intended to replace its 364-day Syndicated Credit Facility and 5-year Syndicated Credit Facility upon effectiveness.  Subject to certain conditions, the new credit facility will become effective on the earliest of (i) December 31, 2010, (ii) the date on which the acquisition of E.ON U.S. is completed by PPL, or (iii) the date on which the purchase and sale agreement relating to the acquisition of E.ON U.S. has been terminated or expired or such acquisition has otherwise been abandoned by PPL.  Upon effectiveness, PPL Energy Supply will have the ability to make cash borrowings and to request the lenders to issue letters of credit.  Borrowings will generally bear interest at LIBOR-based rates plus a spread, depending upon the company's public debt rating.  Similar to the existing facilities, the new credit facility contains a financial covenant requiring PPL Energy Supply's debt to total capitalization to not exceed 65% and other customary covenants.  Additionally under certain conditions, PPL Energy Supply may request that the facility's capacity be increased by up to $500 million.  At June 30, 2010, $40 million of deferred fees were accrued related to this facility.

(d)
Under this facility, PPL Energy Supply has the ability to request the lenders to issue letters of credit but cannot make cash borrowings.  PPL Energy Supply's obligations under this facility are supported by a $300 million letter of credit issued on PPL Energy Supply's behalf under a separate, but related, $300 million five-year credit agreement, also expiring in March 2011.

(e)
Under this facility, PPL Energy Supply has the ability to make cash borrowings and to request the lenders to issue letters of credit.  Borrowings generally bear interest at LIBOR-based rates plus a spread, depending upon the company's public debt rating.  The borrowing outstanding at June 30, 2010 bears interest at 0.84% and was repaid by PPL Energy Supply in July 2010.

(f)
In March 2010, PPL Energy Supply's 364-day bilateral credit facility was amended.  The amendment included extending the expiration date to March 2013, thereby making it a three-year facility, and setting related fees based on the company's public debt rating.  Under this facility, PPL Energy Supply can request the bank to issue letters of credit but cannot make cash borrowings.

(g)
Under this facility, WPDH Limited has the ability to make cash borrowings but cannot request the lenders to issue letters of credit.  Borrowings under this facility bear interest at LIBOR-based rates plus a spread, depending on the company's public debt rating.  The cash borrowing outstanding at June 30, 2010 was a USD-denominated borrowing of $181 million, which equated to £123 million at the time of borrowing and bears interest at approximately 0.94%.

(h)
Under this facility, WPD (South West) has the ability to make cash borrowings but cannot request the lenders to issue letters of credit.  Borrowings under this facility bear interest at LIBOR-based rates plus a margin.

In May 2010, PPL Energy Supply entered into a $500 million Facility Agreement expiring June 2017, whereby PPL Energy Supply has the ability to request up to $500 million of committed letter of credit capacity at fees to be agreed upon at the time of each request, based on certain market conditions.  As of June 30, 2010, PPL Energy Supply has not requested any capacity for the issuance of letters of credit under this arrangement.

(PPL and PPL Electric)

PPL Electric had the following credit facilities in place at June 30, 2010:

	Expiration Date	Capacity	Borrowed	Letters of Credit Issued	Unused Capacity

5-year Syndicated Credit Facility (a)	May-12	$190		$13	$177
Asset-backed Credit Facility (b)	July-10	150		n/a	150
Total PPL Electric Credit Facilities		$340		$13	$327

(a)
Under this facility, PPL Electric has the ability to make cash borrowings and to request the lenders to issue letters of credit.  Borrowings generally bear interest at LIBOR-based rates plus a spread, depending upon the company's public debt rating.

In June 2010, PPL Electric closed into escrow a new $200 million syndicated credit facility, expiring December 31, 2014, that is intended to replace its existing 5-year Syndicated Credit Facility upon effectiveness.  Subject to certain conditions, the new credit facility will become effective on the earliest of (i) December 31, 2010, (ii) the date on which the acquisition of E.ON U.S. is completed by PPL, or (iii) the date on which the purchase and sale agreement relating to the acquisition of E.ON U.S. has been terminated or expired or such acquisition has otherwise been abandoned by PPL.  Upon effectiveness, PPL Electric will have the ability to make cash borrowings and to request the lenders to issue letters of credit.  Borrowings will generally bear interest at LIBOR-based rates plus a spread, depending upon the company's public debt rating.  Similar to the existing facility, the new credit facility contains a financial covenant requiring PPL Electric's debt to total capitalization to not exceed 70% and other customary covenants.  Additionally, under certain conditions, PPL Electric may request that the facility's capacity be increased by up to $100 million.  At June 30, 2010, $2 million of deferred fees were accrued related to this facility.

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

At June 30, 2010 and December 31, 2009, $255 million and $223 million of accounts receivable and $102 million and $192 million of unbilled revenue were pledged by the subsidiary under the credit agreement related to PPL Electric's and the subsidiary's participation in the asset-backed commercial paper program.  Based on the accounts receivable and unbilled revenue pledged, $150 million was available for borrowing at June 30, 2010.  PPL Electric's sale to its subsidiary of the accounts receivable and unbilled revenue is an absolute sale of the assets, and PPL Electric does not retain an interest in these assets.  However, for financial reporting purposes, the subsidiary's financial results are consolidated in PPL Electric's financial statements.  PPL Electric performs certain record-keeping and cash collection functions with respect to the assets in return for a servicing fee from the subsidiary.

In July 2010, PPL Electric and the subsidiary extended the expiration date of the credit agreement to July 2011.

PPL Electric maintains a commercial paper program for up to $200 million to provide an additional financing source to fund its short-term liquidity needs, if and when necessary.  Commercial paper issuances are currently supported by PPL Electric's 5-year Syndicated Credit Facility, which expires in May 2012, based on available capacity.  PPL Electric had no commercial paper outstanding at June 30, 2010.

(PPL)

In June 2010, PPL closed into escrow two new $400 million syndicated credit facilities, expiring December 31, 2014, that are intended to be entered into by LG&E and KU upon effectiveness.  Subject to certain conditions, the new credit facilities will become effective on the date that the acquisition of E.ON U.S. is consummated by PPL.  Upon effectiveness, LG&E and KU will each have the ability to make cash borrowings and to request the lenders to issue letters of credit.  Borrowings will generally bear interest at LIBOR-based rates plus a spread, depending upon the respective company's public debt rating.  The new credit facilities each contain a financial covenant requiring the respective borrower's debt to total capitalization to not exceed 70% and other customary covenants.  Additionally, under certain conditions, LG&E and KU may each request that its respective facility's capacity be increased by up to $100 million.  At June 30, 2010, an aggregate of $5 million of deferred fees were accrued related to these facilities.

Bridge Facility

Concurrently, and in connection with entering into the agreement to acquire E.ON U.S., PPL entered into a commitment letter with certain lenders pursuant to which, subject to the conditions set forth therein, the lenders committed to provide PPL with 364-day unsecured bridge financing of up to $6.5 billion, the proceeds of which, if drawn upon, will be used at closing of the acquisition (i) to fund the consideration for the acquisition and (ii) to pay certain fees and expenses in connection with the acquisition.  In June 2010, the commitment of such lenders for the bridge financing was syndicated to a group of banks, including the lenders under the commitment letter.  Upon the syndication of the commitment, PPL Capital Funding, as borrower, and PPL, as guarantor, entered into a $6.5 billion Bridge Facility.  Subsequently, in accordance with the Bridge Facility terms and after the issuance of common stock and Equity Units in June 2010 as discussed in "Long-term Debt and Equity Securities" below, the amount of the Bridge Facility was permanently reduced.  At June 30, 2010 the capacity of the Bridge Facility was approximately $3.0 billion.  PPL expects a further reduction in the Bridge Facility during the third quarter of 2010 as a result of the monetization of certain full-requirement sales contracts.  See "Commodity Price Risk (Non-trading) - Monetization of Certain Full-Requirement Sales Contracts" in Note 14 for additional information.

The Bridge Facility will be used as a backstop facility in the event that alternative financing is not available at or prior to the closing of the acquisition.  The Bridge Facility, if drawn upon, will mature 364 days after closing of the acquisition.  Any borrowings under the Bridge Facility would generally bear interest at LIBOR-based rates plus a spread, depending upon PPL Capital Funding's public debt rating and the length of time that the borrowings are outstanding.  If drawn upon, PPL Capital Funding would also be required to pay the lenders additional fees under the Bridge Facility that are dependent upon the amount of borrowings and length of time outstanding.  During the three and six months ended June 30, 2010, PPL incurred $74 million of fees in connection with the Bridge Facility, which have been deferred and are being amortized through the anticipated closing date of the acquisition.

The Bridge Facility contains a financial covenant requiring PPL to maintain a ratio of debt to total capitalization, as defined therein, not to exceed 70%.  The Bridge Facility also contains customary representations, covenants, and events of default and requires the prepayment of advances and/or the permanent reduction of commitments under the facility with the net cash proceeds received from disposals of assets, incurrence of debt and issuance of equity securities, subject to certain exceptions.

Long-term Debt and Equity Securities

(PPL)

Effective June 21, 2010, PPL Capital Funding's 6.85% Senior Notes due 2047 ceased being the covered debt under the Replacement Capital Covenant entered into by PPL and PPL Capital Funding in March 2007 in connection with the issuance of PPL Capital Funding's 2007 Series A Junior Subordinated Notes due 2067 as a result of there being less than $100 million aggregate principal amount of such notes outstanding.  Because there was no other eligible debt outstanding to become the covered debt benefiting from the Replacement Capital Covenant, the Replacement Capital Covenant terminated.

In June 2010, PPL issued 103.5 million shares of PPL common stock at a public offering price of $24.00 per share, for a total of $2.484 billion.  Proceeds from the issuance were $2.409 billion, net of the $75 million underwriting discount.  PPL also issued 23 million Equity Units at a stated amount per unit of $50.00 for a total of $1.150 billion.  Proceeds from the issuance were $1.116 billion, net of the $34 million underwriting discount.  PPL has invested the net proceeds in U.S. government obligations, bank deposits and other highly-rated investments until needed to partially fund the acquisition of E.ON U.S. and pay certain acquisition-related fees and expenses.

Each Equity Unit consists of a Purchase Contract and, initially, a 5.0% undivided beneficial ownership interest in $1,000 principal amount of PPL Capital Funding 4.625% Junior Subordinated Notes due 2018 (2018 Notes).

Each Purchase Contract obligates the holder to purchase, and PPL to sell, for $50.00 a variable number of shares of PPL common stock determined by the average VWAP of PPL's common stock for the 20-trading day period ending on the third trading day prior to July 1, 2013, subject to antidilution adjustments and an early settlement upon a Fundamental Change as follows:

•	if the average VWAP equals or exceeds $28.80, then 1.7361 shares (a minimum of 39,930,300 shares);
•	if the average VWAP is less than $28.80 but greater than $24.00, a number of shares of common stock having a value, based on the average VWAP, equal to $50.00; and
•	if the average VWAP is less than or equal to $24.00, then 2.0833 shares (a maximum of 47,915,900 shares).

If holders elect to settle the Purchase Contract prior to July 1, 2013, they will receive 1.7361 shares of PPL common stock, subject to antidilution adjustments and an early settlement upon a Fundamental Change.

A holder's ownership interest in the 2018 Notes is pledged to PPL to secure the holder's obligation under the related Purchase Contract.  If a holder of a Purchase Contract chooses at any time to no longer be a holder of the 2018 Notes, such holder's obligation under the Purchase Contract must be secured by a U.S. Treasury security.

Each Purchase Contract also requires PPL to make quarterly contract adjustment payments at a rate of 4.875% per year on the $50.00 stated amount of the Equity Unit.  PPL has the option to defer these contract adjustment payments until the Purchase Contract settlement date.  Deferred contract adjustment payments will accrue additional contract adjustment payments at the rate of 9.5% per year until paid.  Until any deferred contract adjustment payments have been paid, PPL may not declare or pay any dividends or distributions on, or redeem, purchase or acquire or make a liquidation payment with respect to, any of its capital stock, subject to certain exceptions.

The 2018 Notes are fully and unconditionally guaranteed by PPL as to payment of principal and interest.  The 2018 Notes initially bear interest at 4.625% and are not subject to redemption prior to July 2015.  Beginning July 2015, PPL Capital Funding may, at its option, redeem the 2018 Notes, in whole but not in part, at any time, at par plus accrued and unpaid interest.  The 2018 Notes are expected to be remarketed in 2013 into two tranches, such that neither tranche will have an aggregate principal amount of less than the lesser of $300 million and 50% of the aggregate principal amount of the 2018 Notes to be remarketed.  One tranche will mature on or about the third anniversary of the settlement of the remarketing and the other tranche will mature on or about the fifth anniversary of such settlement.  The 2018 Notes may be remarketed as senior, unsecured obligations of PPL Capital Funding in certain circumstances.  Upon a successful remarketing, the interest rate on the 2018 Notes may be reset and the maturity of the tranches may be modified as necessary.  In connection with a remarketing, PPL Capital Funding may elect with respect to each tranche, to extend or eliminate the early redemption date and/or calculate interest on the notes of a tranche on a fixed or floating rate basis.  If the remarketing fails, holders of the 2018 Notes will have the right to put their notes to PPL Capital Funding on July 1, 2013 for an amount equal to the principal amount plus accrued interest.

Prior to July 2013, PPL Capital Funding may elect at one or more times to defer interest payments on the 2018 Notes for one or more consecutive interest periods until the earlier of the third anniversary of the interest payment due date and July 2015.  Deferred interest payments will accrue additional interest at a rate equal to the interest rate then applicable to the 2018 Notes.  Until any deferred interest payments have been paid, PPL may not, subject to certain exceptions, (i) declare or pay any dividends or distributions on, or redeem, purchase or acquire or make a liquidation payment with respect to, any of its capital stock, (ii) make any payment of principal of, or interest or premium, if any, on, or repay, purchase or redeem any of its debt securities that upon its liquidation ranks equal with, or junior in interest to, the subordinated guarantee of the 2018 Notes by PPL as of the date of issuance and (iii) make any payments regarding any guarantee by PPL of securities of any of its subsidiaries (other than PPL Capital Funding) if the guarantee ranks equal with, or junior in interest to, the 2018 Notes as of the date of their issuance.

In the financial statements, the proceeds from the sale of the Equity Units were allocated to the 2018 Notes and the Purchase Contracts, including the obligation to make contract adjustment payments, based on the underlying fair value of each instrument at the time of issuance.  As a result, the 2018 Notes were recorded at $1.150 billion, which approximated fair value, as long-term debt.  The present value of the contract adjustment payments of $157 million was recorded to other liabilities, representing the obligation to make contract adjustment payments, with an offsetting reduction to capital in excess of par value for the issuance of the Purchase Contracts, which approximated the fair value of each.  The liability will be accreted through interest expense over the three-year term of the Purchase Contracts.  Costs to issue the Equity Units were primarily allocated on a relative cost basis, resulting in $29 million being recorded to capital in excess of par value and $7 million being recorded to other noncurrent assets at June 30, 2010.  See Note 4 for EPS considerations related to the Purchase Contracts.

(PPL and PPL Energy Supply)

In March 2010, WPD (South Wales) and WPD (South West) each issued £200 million of 5.75% Notes due 2040 (Notes).  The combined debt issuance of £400 million equated to $603 million at the time of issuance, of which WPD received proceeds of £394 million, which equated to $593 million, net of discounts and underwriting fees.  The proceeds have been or will be used for general corporate purposes, including repayment of short-term debt, prepayment of certain pension contributions and funding of capital expenditures.  See Note 9 for further discussion of pension contributions.

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

(PPL and PPL Electric)

In April 2010, PPL Electric redeemed all five series of its outstanding preferred stock, with a par value in the aggregate of $51 million for $54 million plus accumulated dividends.  The preferred stock was reflected on PPL's Balance Sheets in "Noncontrolling Interests" as of December 31, 2009.  The redeemed shares are no longer outstanding and represent only the right to receive the applicable redemption price, to the extent the shares have not yet been presented for payment.  The premium of $3 million reduced "Net Income (Loss) Attributable to PPL Corporation" on PPL's Statement of Income and "Net Income Available to PPL Corporation" on PPL Electric's Statement of Income during the second quarter of 2010.

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

(PPL Energy Supply)

During the six months ended June 30, 2010, PPL Energy Supply distributed $364 million to its parent company, PPL Energy Funding, and received cash contributions of $3.5 billion.  The cash contributions received from its parent relate to the funds received by PPL in June 2010 from the issuance of common stock and Equity Units.  These funds are being invested by a subsidiary of PPL Energy Supply and will be returned to PPL when PPL needs the funds to pay for the acquisition of E.ON U.S.and certain acquisition-related fees and expenses.

(PPL Electric)

During the six months ended June 30, 2010, PPL Electric paid common stock dividends of $40 million to PPL and received cash contributions of $55 million.

8.	Acquisitions, Development and Divestitures

(PPL, PPL Energy Supply and PPL Electric)

PPL and its subsidiaries continuously evaluate strategic options and, from time to time, negotiate with third parties regarding acquisitions and dispositions of businesses and assets, joint ventures and development projects, which may or may not result in consummated transactions.  Any resulting transactions may impact future financial results.

Domestic

Pending Acquisition of E.ON U.S.

(PPL)

In April 2010, PPL announced that it had entered into a Purchase and Sale Agreement (the PSA) among E.ON US Investments, PPL, and (for certain limited purposes) E.ON AG, providing for the sale of E.ON U.S. to PPL.

Pursuant to the PSA, at closing, PPL will acquire all of the outstanding limited liability company interests of E.ON U.S. for cash consideration of approximately $2.1 billion.  In addition, PPL agreed to assume, through consolidation, $925 million of outstanding pollution control bonds and to repay indebtedness owed by E.ON U.S. and its subsidiaries to E.ON US Investments and its affiliates.  Such affiliate indebtedness is currently estimated to be approximately $4.6 billion.  The aggregate consideration payable by PPL at closing, approximately $7.6 billion (including the surviving indebtedness), is subject to adjustment for specified incremental investment in E.ON U.S. that will potentially be made by E.ON US Investments and its affiliates prior to closing.  See Note 7 for information on the issuance of $3.634 billion of common stock and Equity Units in June 2010, the net proceeds (totaling $3.525 billion, net of underwriting discounts) of which will be used to partially fund the acquisition.  Note 7 also contains information on the Bridge Facility, which will serve as a backstop facility in the event that alternative financing is not available at or prior to the closing of the acquisition.

E.ON U.S. and PPL have made customary representations and warranties and covenants in the PSA.  The transaction is subject to customary closing conditions, including the expiration or termination of the applicable waiting period under the HSR Act, receipt of required regulatory approvals (including state regulators in Kentucky, Virginia and Tennessee and the FERC) and the absence of injunctions or restraints imposed by governmental entities.  Subject to receipt of required approvals, the transaction is expected to close by the end of 2010.

The PSA also contains certain customary termination rights for both PPL and E.ON US Investments, including a termination right for either party if the closing does not occur by April 28, 2011 (provided that either party may postpone such date to October 28, 2011 in the event that the only closing condition that remains to be satisfied is the receipt of regulatory approvals).  In addition, E.ON US Investments has the right to terminate the PSA if PPL has failed to consummate the transaction when it was otherwise obligated to do so.  Upon such termination, subject to certain conditions, PPL may be required to pay E.ON US Investments a termination fee of $450 million.

During the three and six months ended June 30, 2010, PPL incurred acquisition-related costs including advisory, accounting and legal fees, of $7 million, which were recorded in "Other Income (Expense) - net" on the Statement of Income.  In addition, amortization of deferred Bridge Facility financing costs of $22 million was recorded in "Interest Expense" on the Statement of Income.

(PPL and PPL Energy Supply)

In order to raise additional cash for the E.ON U.S. acquisition, PPL is exploring the sale of non-core assets.  In July 2010, PPL Energy Supply monetized certain full-requirement sales contracts that resulted in cash proceeds of $249 million.  See "Commodity Price Risk (Non-trading) - Monetization of Certain Full-Requirement Sales Contracts" in Note 14 for additional information.

Development

(PPL and PPL Energy Supply)

PPL Energy Supply applied for DOE loan guarantees for the 125 MW Holtwood expansion project and for the 28 MW Rainbow redevelopment project.  In April 2010, PPL Energy Supply notified the DOE that it was withdrawing the applications for both projects citing improvements in the financial markets.

In 2008, a PPL Energy Supply subsidiary submitted a COLA to the NRC for the proposed Bell Bend nuclear generating unit (Bell Bend) to be built adjacent to the Susquehanna plant.  Also in 2008, the COLA was formally docketed and accepted for review by the NRC.  The NRC continues to review the COLA.  In 2009, the NRC published its official review schedule that culminates with issuance of Bell Bend's final safety evaluation report in 2012, after which public hearings will be held before Bell Bend's license can be issued.

In 2008, a PPL Energy Supply subsidiary submitted Parts I and II of an application for a federal loan guarantee for Bell Bend to the DOE.  In 2009, the DOE announced that it was working to finalize loan guarantees related to four projects, which did not include Bell Bend.  None of the ten applicants who submitted Part II applications has been formally eliminated by the DOE; however, the DOE has stated that the $18.5 billion currently appropriated to support new nuclear projects would not likely be enough for more than four projects.  A PPL Energy Supply subsidiary submits quarterly application updates for Bell Bend to the DOE to remain active in the loan guarantee application process.

The President's proposed budget for fiscal year 2011 includes an additional $36 billion of loan guarantees for nuclear projects.  If this increased loan guarantee authorization is approved, PPL believes that Bell Bend could be a candidate for a share of such additional guarantees.  However, PPL has made no decision to proceed with construction of Bell Bend and expects that such decision will not be made for several years given the anticipated lengthy NRC license approval process.  Additionally, PPL has announced that it does not expect to proceed with construction absent a joint arrangement with other interested parties and a federal loan guarantee or other acceptable financing.  PPL and its subsidiaries are currently authorized by PPL's Board of Directors to spend up to $111 million on the COLA and other permits necessary for construction.  At June 30, 2010 and December 31, 2009, $89 million and $77 million of costs associated with the licensing application were capitalized and are included in noncurrent "Other intangibles" on the Balance Sheets.  PPL believes it is probable that these costs are ultimately recoverable following approval by the NRC either through construction of the new nuclear unit, transfer of the COLA rights to a joint venture, or sale of the COLA rights to another party.

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

This project is pending certain regulatory approvals.  PPL Electric has identified the approximately 100-mile route for the Pennsylvania portion of the line.  In February 2010, the PUC and the New Jersey Board of Public Utilities approved the project.  In addition, both companies are working with the National Park Service to obtain any approvals that may be required to route the line through the Delaware Water Gap National Recreation Area.  The National Park Service has stated that its review will not be completed until 2012.  PPL Electric cannot predict the ultimate outcome or timing of the National Park Service approval.  PPL Electric anticipates the delays in the approval process will delay the in-service date to 2014 or later.  PPL Electric also cannot predict what action, if any, PJM might take in the event of a delay to its scheduled in-service date for the new line.

Divestiture (PPL and PPL Energy Supply)

In 2004, PPL Maine entered into an agreement with a coalition of government agencies and private groups to sell three of its hydroelectric facilities in Maine.  Under the agreement, a non-profit organization designated by the coalition received a five-year option to purchase the hydroelectric facilities for $25 million and, if the option was exercised, PPL Maine would receive rights to increase energy output at its other hydroelectric facilities.  The coalition announced plans to remove or bypass the subject facilities to restore runs of Atlantic salmon and other migratory fish to the Penobscot River.  In 2008, the coalition notified PPL Maine of its intent to exercise the purchase option.  The agreement requires updates to its representations and warranties, and is subject to approvals by the FERC and other regulatory agencies.  Also in 2008, PPL Maine and the coalition requested the FERC, the U.S. Army Corps of Engineers and the Maine DEP to approve the transfer of ownership of the three facilities.  In June 2010, certain of these required approvals, including the FERC approvals of the transfer and of the decommissioning and removal of certain hydroelectric facilities, were obtained.  Certain of these approvals, however, are subject to the rights of third parties to request appeal and rehearing and, consequently, are not yet final.

As a result of the approvals received during June 2010, these three Maine hydroelectric facilities, which are included in the Supply segment, met the held for sale criteria and, accordingly, at June 30, 2010 the related assets were classified on the Balance Sheet as held for sale.  These assets, totaling $12 million, consist primarily of PP&E (corresponding amounts at December 31, 2009 were substantially the same, but have not been reclassified on the Balance Sheet as of that period).  The results of operations of these facilities for the three and six months ended June 30, 2010 and 2009 were insignificant and, therefore, have not been classified as Discontinued Operations.

Discontinued Operations (PPL and PPL Energy Supply)

Sale of Long Island Generation Business

In February 2010, PPL Energy Supply completed the sale of the Long Island generation business, which was included in the Supply segment.  The definitive sales agreement included provisions that reduced the $135 million purchase price monthly, commencing September 1, 2009.  After adjusting for these price-reduction provisions, proceeds from the sale approximated $124 million.

In the second quarter of 2009, the Long Island generation business met the held for sale criteria.  As a result, at June 30, 2009, net assets held for sale were written down to their estimated fair value less cost to sell, resulting in a pre-tax impairment charge of $52 million ($34 million after tax).  In addition to the above impairment, PPL Energy Supply recorded a loss on the sale of $3 million during the first quarter of 2010 due to the price-reduction provisions.  This loss did not significantly impact earnings as such amounts were substantially offset by tolling revenues from the Long Island generation assets during the same period.  These amounts are included in "Loss from Discontinued Operations (net of income taxes)" on the Statements of Income.

The tolling agreements related to these plants, which were accounted for as containing leases, were transferred to the new owner upon completion of the sale.

Following are the components of Discontinued Operations in the Statements of Income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010		2009

Operating revenues		$6		$4	$12
Operating expenses (a)		55		4	56
Operating loss		(49)			(44)
Interest expense (b)		1			2
Loss before income taxes		(50)			(46)
Income taxes		(18)			(16)
Loss from Discontinued Operations		$(32)	$		$(30)

(a)	2010 includes the loss on the sale of the business. 2009 includes the impairment charge.
(b)	Represents allocated interest expense based upon debt attributable to PPL's Long Island generation business.

Upon completion of the sale, $41 million of PP&E and an $86 million net investment in a direct-financing lease, which had been classified as held for sale, were removed from the Balance Sheet.

Sale of the Majority of Maine Hydroelectric Generation Business

In November 2009 PPL Energy Supply completed the sale of the majority of its Maine hydroelectric generation business, which was included in the Supply segment, for $81 million in cash, adjusted for working capital.  The assets sold in this transaction included five hydroelectric facilities and PPL Energy Supply's 50% equity interest in a sixth hydroelectric facility, which had been accounted for as an equity investment, together with rights to increase energy output at these facilities if the potential sale of the three other hydroelectric facilities is completed (see "Divestiture" above).  Upon completion of the sale of the three other hydroelectric facilities noted above, PPL Energy Supply will receive $14 million in contingent consideration, provided such sale is completed on or before November 1, 2013.

Following are the components of Discontinued Operations in the Statements of Income.

	Three Months Ended		Six Months Ended
	June 30, 2009

Operating revenues		$1	$3
Operating expenses		1	2
Operating income			1
Other income - net			1
Income before income taxes			2
Income taxes			1
Income from Discontinued Operations	$		$1

9.	Defined Benefits

(PPL and PPL Energy Supply)

Net periodic defined benefit costs (credits) were:

	Pension Benefits
	Three Months Ended June 30,				Six Months Ended June 30,
	U.S.		U.K.		U.S.		U.K.
	2010	2009	2010 (a)	2009	2010	2009	2010 (a)	2009
PPL
Service cost	$15	$15	$4	$2	$30	$30	$9	$4
Interest cost	37	36	36	37	74	72	75	74
Expected return on plan assets	(44)	(42)	(49)	(45)	(88)	(84)	(99)	(90)
Amortization of:
Transition asset		(1)				(2)
Prior service cost	5	5	1	1	10	10	2	2
Actuarial loss	1	1	12	1	2	2	24	2
Net periodic defined benefit costs (credits) prior to termination benefits	14	14	4	(4)	28	28	11	(8)
Termination benefits (b)						9
Net periodic defined benefit costs (credits)	$14	$14	$4	$(4)	$28	$37	$11	$(8)

PPL Energy Supply
Service cost	$1	$1	$4	$2	$2	$2	$9	$4
Interest cost	1	1	36	37	3	3	75	74
Expected return on plan assets	(1)	(1)	(49)	(45)	(3)	(3)	(99)	(90)
Amortization of:
Prior service cost			1	1			2	2
Actuarial loss			12	1	1	1	24	2
Net periodic defined benefit costs (credits)	$1	$1	$4	$(4)	$3	$3	$11	$(8)
(a)
Net periodic defined benefit costs reflect the impact of a March 2010 re-measurement of WPD's principal pension plan.  As a result of the re-measurement, projected net periodic defined benefit costs decreased by $10 million for 2010.  The decrease primarily resulted from an increase in the expected return on plan assets, which was adjusted to include $165 million of additional pension contributions.

(b)	Relates to 2009 workforce reductions. See "Separation Benefits" below for additional information.

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
PPL
Service cost	$2	$2	$4	$3
Interest cost	7	7	14	14
Expected return on plan assets	(5)	(4)	(10)	(8)
Amortization of:
Transition obligation	2	2	4	4
Prior service cost	2	2	4	4
Actuarial loss	1		2	1
Net periodic defined benefit costs	$9	$9	$18	$18

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

PPL Energy Supply	$9	$8	$18	$16
PPL Electric	7	7	14	14

Expected Cash Flows - U.K. Pension Plans (PPL and PPL Energy Supply)

During the three and six months ended June 30, 2010, WPD contributed $198 million and $220 million to its principal pension plan.  In total, pension contributions are estimated to be $227 million in 2010.  Additional contributions are being made to prepay future contribution requirements.

Effective April 1, 2010, WPD's principal pension plan was closed to most new employees, except for those meeting specific grandfathered participation rights.  New employees not eligible to participate in the plan will be offered benefits under a defined contribution plan.

(PPL, PPL Energy Supply and PPL Electric)

Separation Benefits

In February 2009, PPL announced workforce reductions that resulted in the elimination of approximately 200 management and staff positions across PPL's domestic operations, or approximately 6% of PPL's non-union, domestic workforce.  The charges noted below consisted primarily of enhanced severance and pension benefits under PPL's Separation Policy and Pension Plan and were recorded to "Other operation and maintenance" expense on the Statement of Income.

As a result of the workforce reductions, PPL recorded a charge of $22 million ($13 million after tax) in the first quarter of 2009.

PPL Energy Supply eliminated approximately 50 management and staff positions and recorded a charge of $13 million ($8 million after tax) in the first quarter of 2009.  Included in this charge was $8 million ($4 million after tax) of allocated costs associated with the elimination of employees of PPL Services.

PPL Electric eliminated approximately 50 management and staff positions and recorded a charge of $9 million ($5 million after tax) in the first quarter of 2009.  Included in this charge was $3 million ($1 million after tax) of allocated costs associated with the elimination of employees of PPL Services.

Health Care Reform

In March 2010, Health Care Reform was signed into law.  Many provisions of Health Care Reform do not take effect for an extended period of time, and most will require the publication of implementing regulations and/or issuance of program guidelines.

Beginning in 2013, provisions within Health Care Reform eliminate the tax deductibility of retiree health care costs to the extent of federal subsidies received by plan sponsors that provide retiree prescription drug benefits equivalent to Medicare Part D Coverage.  As a result, in the first quarter of 2010:

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

PPL and its subsidiaries have evaluated the impact of Health Care Reform and to date have not identified any items that could materially impact the financial statements.  PPL and its subsidiaries will continue to monitor the potential impact of any changes to the existing provisions and implementation guidance related to Health Care Reform on their benefit programs.

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

(PPL and PPL Electric)

PPL Electric conducted competitive solicitations to purchase PLR supply in 2010 for customers who do not choose an alternative supplier.

In 2009, the PUC approved PPL Electric's procurement plan for the period January 2011 through May 2013.  Through July 2010, PPL Electric has conducted five of its 14 planned competitive solicitations.  The solicitations include a mix of long-term and short-term purchases to fulfill PPL Electric's obligation to provide for customer supply as PLR.

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

In October 2008, PPL Montana filed an appeal of the decision to the Montana Supreme Court and a stay of judgment, including a stay of the Land Board's authority to assess compensation for 2008 and future periods.  In March 2010, the Montana Supreme Court substantially affirmed the June 2008 Montana District Court decision.  As a result of this decision, in the first quarter of 2010, PPL Montana recorded a pre-tax charge of $56 million ($34 million after tax or $0.09 per share, basic and diluted, for PPL), representing estimated rental compensation for the first quarter of 2010 and prior years.  Rental compensation was estimated for periods subsequent to 2007, although such estimated amounts may differ from amounts ultimately determined by the Montana State Land Board.  The portion of the pre-tax charge that related to prior years totaled $54 million ($32 million after tax).  The pre-tax charge recorded on the Statement of Income was $49 million in "Other operation and maintenance" and $7 million in "Interest Expense."  PPL Montana's total loss accrual at June 30, 2010 was $68 million.

By August 12, 2010, PPL Montana will file a petition for a writ of certiorari with the U.S. Supreme Court requesting that the Court accept this matter for review.  The stay of the judgment granted during the proceedings before the Montana Supreme Court has been extended by agreement with the State of Montana, to cover the anticipated period of the proceeding before the U.S. Supreme Court.

PJM/MISO Billing Dispute (PPL, PPL Energy Supply and PPL Electric)

In 2009, PJM reported that it had discovered a modeling error in the market-to-market power flow calculations between PJM and the Midwest ISO (MISO).  The error was a result of incorrect modeling of certain generation resources that have an impact on power flows across the PJM/MISO border.  Informal settlement discussions on this issue terminated in March 2010.  Also in March 2010, MISO filed two complaints with the FERC concerning the modeling error and related matters with a demand for $130 million of principal plus interest.  In April 2010, PJM filed answers to the complaints and filed a related complaint against MISO.  In its answers and complaint, PJM denies that any compensation is due to MISO and seeks recovery in excess of $25 million from MISO for alleged violations by MISO regarding market-to-market power flow calculations.  PPL participates in markets in both PJM and MISO.  The amount and timing of any payments by PJM to MISO or by MISO to PJM relating to these modeling errors is uncertain, as is the method by which PJM or MISO would allocate any such payments to PJM and MISO participants.  In June 2010, the FERC ordered the complaints to be consolidated and set for settlement discussions, followed by hearings if the discussions are unsuccessful.  PPL cannot predict the outcome of this matter; however, the impact on PPL subsidiaries is not currently expected to be material.

Regulatory Issues

Enactment of Financial Reform Legislation (PPL and PPL Energy Supply)

In July 2010, the Dodd-Frank Act was signed into law.  Of particular relevance to PPL and PPL Energy Supply, the Dodd-Frank Act includes provisions that require most over-the-counter derivative transactions to be executed through an exchange and to be cleared centrally.  The Dodd-Frank Act, however, provides an exemption from mandatory clearing and exchange trading requirements for over-the-counter derivative transactions used to hedge commercial risk.  Although the term "hedging commercial risk" is not defined in the Dodd-Frank Act, it is anticipated that transactions utilized by PPL and PPL Energy Supply should qualify if they are not entered into for speculative purposes.  The Dodd-Frank Act also provides that the Commodity Futures Trading Commission may impose collateral and margin requirements for over-the-counter derivative transactions, including those that are used to hedge commercial risk.  However, during drafting of the Dodd-Frank Act, certain members of Congress adopted report language and issued a public letter stating that it was not their intention to impose margin and collateral requirements on counterparties that utilize these transactions to hedge commercial risk.  Final rules on major provisions in the Dodd-Frank Act, including imposition of collateral and margin requirements, will be established through rulemakings and will not take effect until 12 months after the date of enactment.  PPL and PPL Energy Supply may be required to post additional collateral if they are subject to margin requirements as ultimately adopted in the implementing regulations of the Dodd-Frank Act.  PPL and PPL Energy Supply will continue to evaluate the provisions of the Dodd-Frank Act and monitor developments related to its implementation.  At this time, however, PPL and PPL Energy Supply cannot predict the impact that the new law or the effect its implementing regulations will have on their business or operations, or the markets in which they transact business.

Pennsylvania Activities (PPL and PPL Electric)

For several years, PPL and PPL Electric have worked with Pennsylvania legislators, regulators and others to develop programs to help customers transition to market rates after 2009, including rate mitigation, educational and energy conservation programs.  Two such plans were approved by the PUC.  Under the first plan, residential and small commercial customers could elect to pay additional amounts with their electric bills from mid-2008 through 2009, with such additional amounts, plus accrued interest of 6%, applied to their 2010 and 2011 electric bills.  At June 30, 2010, PPL Electric had a liability of $24 million related to the first plan.  Under the second plan, eligible residential and small-business customers could elect to defer payment of any increase greater than 25% in their 2010 electric bills.  Deferred amounts, plus 6% interest, will be paid by customers over a one- or two-year period, depending on their electricity use.  All deferrals will be paid by the end of 2012.  The deferred amounts recorded to date are insignificant.

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

Act 129 also requires installation of smart meters for new construction, upon the request of consumers at their cost, or on a depreciation schedule not exceeding 15 years.  Under Act 129, EDCs will be able to recover the costs of providing smart metering technology.  In August 2009, PPL Electric filed its proposed smart meter technology procurement and installation plan with the PUC.  All of PPL Electric's metered customers currently have smart meters installed at their service locations and PPL Electric's current advanced metering technology generally satisfies the requirements of Act 129 and does not need to be replaced.  PPL Electric's smart meter plan proposes to study, test and pilot applications to enhance and expand smart meter capabilities and estimates these studies will cost $62 million over the next five years.  PPL Electric has proposed a rate mechanism for recovery of these costs.  In June 2010, the PUC entered its order approving PPL Electric's smart meter plan with several modifications.  PPL Electric will submit a filing and updated cost estimate to comply with the requirements of the order.

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

California ISO and Western U.S. Markets (PPL and PPL Energy Supply)

Through its subsidiaries, PPL made $18 million of sales to the California ISO during the period October 2000 through June 2001, $17 million of which has not been paid to PPL subsidiaries.  In July 2010, PPL reached an agreement in principle with the California ISO pursuant to which PPL would receive an insignificant portion of its $17 million claim, together with interest.  PPL plans to prepare a definitive written settlement agreement which will be filed with the FERC together with a request for approval of the settlement.  At June 30, 2010, PPL continues to be fully reserved for non-payment for these sales.

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

Although PPL and its subsidiaries believe that they have not engaged in any improper trading or marketing practices affecting the California and western markets, PPL cannot predict the outcome of the above-described investigations, lawsuits and proceedings or whether any PPL subsidiaries will be the subject of any additional governmental investigations or named in other lawsuits or refund proceedings.

PJM RPM Litigation (PPL, PPL Energy Supply and PPL Electric)

In May 2008, a group of state public utility commissions, state consumer advocates, municipal entities and electric cooperatives, industrial end-use customers and a single electric distribution company (collectively, the RPM Buyers) filed a complaint before the FERC objecting to the prices for capacity under the PJM Reliability Pricing Model (RPM) that were set in the 2008-09, 2009-10 and 2010-11 RPM base residual auctions.  The RPM Buyers requested that the FERC reset the rates paid to generators for capacity in those periods to a significantly lower level.  Thus, the complaint requests that generators be paid less for those periods through refunds and/or prospective changes in rates.  The relief requested in the complaint, if granted, could have a material effect on PPL, PPL Energy Supply and PPL Electric.  PJM, PPL and numerous other parties have responded to the complaint, strongly opposing the relief sought by the RPM Buyers.  In September 2008, the FERC entered an order denying the complaint.  In August 2009, the RPM Buyers appealed the FERC's decision to the U.S. Court of Appeals for the Fourth Circuit and the appeal was subsequently transferred to the U.S. Court of Appeals for the District of Columbia.  PPL cannot predict the outcome of this proceeding.

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

FERC Market-Based Rate Authority (PPL and PPL Energy Supply)

In December 1998, the FERC authorized PPL EnergyPlus to make wholesale sales of electric power and related products at market-based rates.  In that order, the FERC directed PPL EnergyPlus to file an updated market analysis within three years after the order, and every three years thereafter.  Since then, periodic market-based rate filings with the FERC have been made by PPL EnergyPlus, PPL Electric, PPL Montana and most of PPL Generation's subsidiaries.  These filings consisted of a Western market-based rate filing for PPL Montana and an Eastern market-based rate filing for most of the other PPL subsidiaries in PJM's region.  The next filings are due in the fourth quarter of 2010.

Currently, a seller granted market-based rate authority by the FERC may enter into power contracts during an authorized time period.  If the FERC determines that the market is not workably competitive or that the seller possesses market power or is not charging "just and reasonable" rates, it may institute prospective action, but any contracts entered into pursuant to the FERC's market-based rate authority remain in effect and are generally subject to a high standard of review before the FERC can order changes.  Recent court decisions by the U.S. Court of Appeals for the Ninth Circuit have raised issues that may make it more difficult for the FERC to continue its program of promoting wholesale electricity competition through market-based rate authority.  These court decisions permit retroactive refunds and a lower standard of review by the FERC for changing power contracts, and could have the effect of requiring the FERC in advance to review most, if not all, power contracts.  In June 2008, the U.S. Supreme Court reversed one of the decisions of the U.S. Court of Appeals for the Ninth Circuit, thereby upholding the higher standard of review for modifying contracts.  The FERC has not yet taken action in response to these court decisions.  At this time, PPL cannot predict the impact of these court decisions on the FERC's future market-based rate authority program or on PPL's business.

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

Since 2007, PPL Electric and certain subsidiaries of PPL Energy Supply have self-reported to the RFC potential violations of certain applicable reliability requirements and submitted accompanying mitigation plans, the resolutions of which potential violation reports are pending.  In April 2010, a PPL Electric settlement with RFC resolving four self-reported potential violations became final.  PPL Electric agreed to pay a settlement amount of $290,000 and, among other things, to engage in additional vegetation clearing at a cost of approximately $7 million over the next three years.  The settlement amount was paid in May 2010.  The resolution of other self-reported matters is pending.  Any RFC determination concerning the resolution of violations of the Reliability Standards remains subject to the approval of the NERC and the FERC.  PPL Electric and PPL Energy Supply cannot predict the outcome of these matters.

In the course of implementing its program to ensure compliance with the Reliability Standards by those PPL affiliates subject to the standards, certain other instances of potential non-compliance may be identified from time to time.  PPL cannot predict the fines or penalties that may be imposed.

U.K. Overhead Electricity Networks (PPL and PPL Energy Supply)

In 2002, for safety reasons, the U.K. Government issued guidance that low voltage overhead electricity networks within three meters horizontal clearance of a building should either be insulated or relocated.  This imposed a retroactive requirement on existing assets that were built with lower clearances.  In 2008, the U.K. Government determined that the U.K. electricity network should comply with the guidance issued.  WPD estimates that the cost of compliance will be $82 million.  The projected expenditures over the next five years have been allowed to be recovered through rates and it is expected that expenditures beyond this five-year period will also be recovered through rates.  The U.K. Government has determined that WPD (South Wales) should comply by 2015 and WPD (South West) by 2018.

To improve network reliability, in 2009, the U.K. Government enforced a regulation requiring network operators to implement a risk-based program over 25 years to clear trees within falling distance of key high-voltage overhead lines.  WPD estimates that the cost of compliance will be $94 million over the 25-year period.  The projected expenditures over the next five years have been allowed to be recovered through rates and it is expected that expenditures beyond this five-year period will also be recovered through rates.

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

Air

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

Clean Air Interstate Rule

Citing its authority under the Clean Air Act, in 1997, the EPA developed new standards for ambient levels of ozone and fine particulates in the U.S.  To facilitate attainment of these standards, the EPA promulgated CAIR for 28 midwestern and eastern states, including Pennsylvania, to reduce sulfur dioxide emissions by about 50% by 2010 and to extend the current seasonal program for reduction in nitrogen oxides emissions to a year-round program starting in 2009.  Starting in 2015, CAIR requires further reductions in the CAIR region, in sulfur dioxide of 30% from 2010 levels, and nitrogen oxides during the ozone season of approximately 17% from 2009 levels.  CAIR allows these reductions to be achieved through cap-and-trade programs and specifically allows the use of sulfur dioxide Acid Rain Program emission allowances.

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

See Note 13 for information on impairments recorded related to sulfur dioxide emission allowances.

To continue meeting the reductions required by CAIR (remanded by the U.S. Circuit Court, but currently in place), PPL installed and is operating scrubbers at its Montour and Brunner Island plants.  In addition, with respect to compliance with annual and ozone season nitrogen oxides reduction requirements, PPL utilizes SCRs and combustion controls at Montour Units 1 and 2, and combustion controls at Brunner Island Units 1, 2 and 3.  Additional emission allowances, when needed, are purchased in the open market.

The EPA has proposed a new "Transport Rule" to replace CAIR and comply with the U.S. Circuit Court's remand.  The Transport Rule would establish a new sulfur dioxide emission allowance trading program, completely independent of the current Acid Rain Program, and establishes a new nitrogen oxide emission allowance cap and trade program.  The EPA is seeking comment on several different approaches that would allow varying degrees of trading, but all more restrictive than the CAIR rule.  The first phase of the Transport Rule would be effective in 2012 and the second phase in 2014.  PPL's preliminary review of the allocations proposed by the EPA in the Transport Rule show that starting in 2014 greater reductions in sulfur dioxide and nitrogen oxides will likely be required than was required under CAIR starting in 2015, because the number of allowances allocated to PPL will be lower than what was allocated to PPL under CAIR and the more restrictive trading under the Transport Rule reduces flexibility for compliance options.  The final regulations are expected in 2011.  If significant further reductions in nitrogen oxides are required by the final rule, then PPL may need to install SCRs at one or more Brunner Island units.  These costs could be significant.  With respect to sulfur dioxide reductions, PPL may look at more aggressive operation of the scrubbers, fuel switching and/or duel fuel capability.  All of these options could impose significant costs.

Further reductions in sulfur dioxide and nitrogen oxide emissions, beyond those required by CAIR, could be required as a result of more stringent national ambient air quality standards for ozone, nitrogen oxides, sulfur dioxide and fine particulates.  The EPA has recently finalized a new one hour standard for sulfur dioxide and states are required to identify areas that meet those standards and areas that are in non-attainment.  For areas that are in non-attainment states are required to develop plans by 2014 for bringing those areas into attainment by 2017.  Areas in attainment or unclassifiable states are required to develop maintenance plans by mid-2013 that demonstrate continued attainment.  If additional reductions were to be required, the costs could be significant.

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

In 2006, Montana finalized its own mercury emission rules that require, by 2010, every coal-fired generating plant in Montana to achieve reductions more stringent than CAMR's 2018 requirements.  PPL is meeting this requirement with chemical injection systems.

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

Also under the BART rule, PPL submitted to the EPA its analyses of the visibility impacts of sulfur dioxide, nitrogen oxides and particulate matter emissions for Colstrip Units 1 and 2 and Corette.  PPL's analyses concluded that further reductions are not needed.  The EPA responded to PPL's reports for Colstrip and Corette and requested further information and analysis.  PPL completed further analysis and submitted addendums to its initial reports for Colstrip and Corette.  In February 2009, PPL received an information request for additional data related to the Colstrip generating plant non-BART affected emission sources.  PPL responded to this request in March 2009.  PPL has not received comments from the EPA on these submissions.

PPL cannot predict whether any additional reductions will be required in Pennsylvania or Montana.  If additional reductions are required, the costs could be significant depending on what is required.

New Source Review (NSR)

The EPA has reinitiated its NSR enforcement efforts.  This initiative targets older, coal-fired power plants.  The EPA has asserted that modification to these plants has increased their emissions and consequently they are subject to more stringent NSR requirements under the Clean Air Act.  In April 2009, PPL received EPA information requests for its Montour and Brunner Island plants.  The requests are similar to those that PPL received several years ago for its Colstrip, Corette and Martins Creek plants.  PPL has met with the EPA and exchanged information regarding this matter.  PPL is currently compiling additional information in response to this request and will be submitting this information to the EPA over the next several months.  PPL cannot predict the outcome of this matter.

In January 2009, PPL and other companies that own or operate the Keystone plant received a notice of violation from the EPA alleging that certain projects were undertaken without proper NSR compliance.  PPL and the EPA have exchanged certain information regarding this matter.  PPL cannot predict the outcome of this matter.

States and environmental groups also have initiated enforcement actions and litigation alleging violations of the NSR regulations by coal-fired plants, and PPL is unable to predict whether such actions will be brought against any of PPL's plants.

If PPL is found to have violated NSR regulations, PPL would, among other things, be required to install best available control technology for the emissions of any pollutant found to have significantly increased due to a major plant modification.  The costs to install and operate such technology could be significant.

Pursuant to the 2007 U.S. Supreme Court decision on global climate change, as discussed below, the EPA has announced that it will regulate carbon dioxide emissions from new or modified stationary sources under its NSR regulations beginning January 2011.  In 2009, the EPA published its proposal to require large industrial facilities that annually emit at least 25,000 tons of greenhouse gases, including carbon dioxide, to obtain construction and operating permits covering significant increases in these emissions if the facility undergoes any major modification or during initial construction.  In May 2010, the EPA published a final rule regulating carbon dioxide emissions under NSR and Title V permitting.  The rule established emission's thresholds for source applicability.  Combined carbon dioxide emissions or carbon dioxide equivalent emissions of 100,000 tons or more will classify a source as major for permitting applicability purposes.  The threshold for a major modification of a major source is an increase of carbon dioxide or carbon dioxide equivalent of 75,000 tons per year.  If the modifications result in emissions increases exceeding 75,000 tons, the plant will need to conduct an analysis of, and possibly implement, best available control technology for carbon dioxide emissions.  To date, the EPA has not provided official guidance, but has indicated that it may look at efficiency projects and fuel switching as possible best available control technology for carbon dioxide emissions.  The implications of these developments are uncertain.

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

Pennsylvania has not stated an intention to join RGGI, but has enacted the Pennsylvania Climate Change Act of 2008 (PCCA).  The PCCA established a Climate Change Advisory Committee to advise the DEP on the development of a Climate Change Action Plan.  In December 2009, the Advisory Committee finalized its Climate Change Action Report which identifies specific actions that could result in reducing greenhouse gas emissions by 30% by 2020.  Some of the proposed actions, such as a mandatory 5% efficiency improvement at power plants, could be technically unachievable.  In addition, legislation has been introduced in the Pennsylvania House of Representatives that would, if enacted, significantly increase renewable and solar supply requirements.  While PPL cannot predict the ultimate outcome of the legislative session, it is unlikely that this legislation will achieve passage in its current form in the 2010 legislative session.

Eleven Western states, including Montana, and certain Canadian provinces are members of the Western Climate Initiative (WCI).  The WCI has established a goal of reducing carbon dioxide emissions 15% below 2005 levels by 2020 and is currently developing greenhouse gas emission allocations, offsets, and reporting recommendations.

PPL continues to evaluate options for reducing, avoiding, off-setting or sequestering its carbon dioxide emissions.  In 2009, PPL's power plants emitted in excess of approximately 25 million tons of carbon dioxide (based on PPL's equity share of these assets).

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

Water/Waste

Coal Combustion Residuals

In June 2010, the EPA proposed two approaches to regulating the disposal and management of coal combustion residuals (CCRs) under the Resource Conservation and Recovery Act (RCRA).  CCRs include fly ash, bottom ash and scrubber wastes.  In the one approach, the EPA would regulate CCRs as a hazardous waste under Subtitle C of RCRA.  This approach would have very significant impacts on any coal-fired plant, and would require plants to retrofit their operations to comply with full hazardous waste operations from the generation of CCRs and associated waste waters through transportation and disposal.  This would also have a negative impact on the beneficial use of CCRs and could eliminate the current markets.  The second approach would regulate CCRs as a solid waste under Subtitle D of RCRA.  This approach would only affect disposal and most significantly affect any wet disposal operations.  Under this approach, many of the current markets for beneficial uses would not be affected.

PPL cannot predict at this time the final requirements of the EPA's CCR regulations and what impact, if any, they would have on PPL's facilities, but the costs to PPL could be significant.

The EPA has been seeking information from the power industry as it considers whether or not to regulate CCRs as hazardous waste, and PPL has responded to the EPA's requests.  The EPA conducted a follow-up inspection of PPL Montana's Colstrip plant and PPL's Martins Creek plant.  PPL is implementing certain actions in response to recommendations from these inspections.  In June 2009, the EPA's Office of Enforcement and Compliance Assurance issued a much broader information request to Colstrip and 18 other non-affiliated plants, seeking information under the RCRA, the Clean Water Act and the Emergency Planning and Community Right-to-Know Act.  PPL responded to the EPA's broader information request.  Although the EPA's enforcement office issued the request, the EPA has not necessarily concluded that the plants are in violation of any EPA requirements.  The EPA conducted a multi-media inspection at Colstrip in August 2009 and has not yet issued a report from that inspection.

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

The Pennsylvania DEP filed a complaint in Pennsylvania Commonwealth Court against PPL Martins Creek and PPL Generation, alleging violations of various state laws and regulations and seeking penalties and injunctive relief.  PPL and the Pennsylvania DEP have settled this matter.  The settlement also required PPL to submit a report on the completed studies of possible natural resource damages.  PPL subsequently submitted the assessment report to the Pennsylvania and New Jersey regulatory agencies and has continued discussing potential natural resource damages and mitigation options with the agencies.

Through June 30, 2010, PPL Energy Supply has spent $28 million for remediation and related costs and an immaterial remediation liability remained.  PPL and PPL Energy Supply cannot be certain of the outcome of the natural resource damage assessment or the associated costs, the outcome of any lawsuit that may be brought by citizens or businesses or the exact nature of any other regulatory or other legal actions that may be initiated against PPL, PPL Energy Supply or their subsidiaries as a result of the disposal basin release.

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

In 2007, six plaintiffs filed a separate lawsuit in the Montana Sixteenth Judicial District Court against the Colstrip plant owners asserting similar property damage claims as were asserted by the plaintiffs in the May 2003 complaint.  A tentative settlement agreement was reached in July 2010.  The settlement is not yet final, but PPL Montana's share is not expected to be significant.

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

PPL has signed a Consent Order and Agreement (COA) with the Pennsylvania DEP under which it agreed, under certain conditions, to take further actions to minimize the possibility of fish kills at its Brunner Island plant.  Fish are attracted to warm water in the power plant discharge channel, especially during cold weather.  In the past, fish kills have occurred at Brunner Island when debris at intake pumps resulted in a unit trip or reduction in load, causing a sudden change in water temperature in the discharge channel when fish were present.  To address the debris issue, PPL has committed to construct a barrier to prevent debris from entering the river water intake area.  PPL expects to construct the debris barrier in 2010, pending receipt of regulatory permits, at a cost of approximately $4 million.

PPL has also investigated alternatives to exclude fish from the discharge channel and submitted three alternatives to the DEP.  According to the COA, once the cooling towers at Brunner Island become operational, PPL must implement one of these fish exclusion alternatives if a fish kill occurs in the discharge channel due to thermal impacts from the plant.  Following start-up of the cooling towers in April 2010, several hundred dead fish have been found in the cooling tower intake basket although there were no sudden changes in water temperature.  The DEP has asserted that this triggers the obligation for PPL to submit a fish exclusion alternative for implementation.  PPL is discussing this matter further with DEP.  The cost to implement an alternative, if required, would likely not exceed $5 million.

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

(PPL and PPL Energy Supply)

Under the Pennsylvania Clean Streams Law, subsidiaries of PPL Generation are obligated to remediate acid mine drainage at former mine sites and may be required to take additional steps to prevent potential acid mine drainage at previously capped refuse piles.  One PPL Generation subsidiary is pumping mine water at two mine sites and treating water at one of these sites.  Another PPL Generation subsidiary has installed a passive wetlands treatment system at a third site.  At June 30, 2010, PPL Energy Supply had accrued a discounted liability of $24 million to cover the costs of pumping and treating groundwater at the two mine sites for 50 years and for operating and maintaining passive wetlands treatment at the third site.  PPL Energy Supply discounted this liability based on risk-free rates at the time of the mine closures.  The weighted average rate used was 8.04%.  Expected undiscounted payments are estimated at $1 million for each of the years from 2010 through 2014, and $144 million for work after 2014.

(PPL, PPL Energy Supply and PPL Electric)

Future cleanup or remediation work at sites currently under review, or at sites not currently identified, may result in material additional operating costs for PPL subsidiaries that cannot be estimated at this time.

Electric and Magnetic Fields (PPL, PPL Energy Supply and PPL Electric)

Concerns have been expressed by some members of the public regarding potential health effects of power frequency EMFs, which are emitted by all devices carrying electricity, including electric transmission and distribution lines and substation equipment.  Government officials in the U.S. and the U.K. have reviewed this issue.  The U.S. National Institute of Environmental Health Sciences concluded in 2002 that, for most health outcomes, there is no evidence that EMFs cause adverse effects.  The agency further noted that there is some epidemiological evidence of an association with childhood leukemia, but that the evidence is difficult to interpret without supporting laboratory evidence.  The U.K. National Radiological Protection Board (part of the U.K. Health Protection Agency) concluded in 2004 that, while the research on EMFs does not provide a basis to find that EMFs cause any illness, there is a basis to consider precautionary measures beyond existing exposure guidelines.  The Stakeholder Group on Extremely Low Frequency EMF, set up by the U.K. Government has issued two reports, one in April 2007 and one in June 2010, describing options for reducing public exposure to EMF. The U.K. Government responded to the first report in 2009, agreeing to some of the proposals, including a proposed voluntary code to optimally phase 132 kilovolt overhead lines to reduce public exposure to EMF where it is cost effective to do so.  The U.K. Government is currently considering the second report which concentrates on EMF exposure from distribution systems.  PPL and its subsidiaries believe the current efforts to determine whether EMFs cause adverse health effects should continue and are taking steps to reduce EMFs, where practical, in the design of new transmission and distribution facilities.  PPL and its subsidiaries are unable to predict what effect, if any, the EMF issue might have on their operations and facilities either in the U.S. or the U.K., and the associated cost, or what, if any, liabilities they might incur related to the EMF issue.

Environmental Matters - WPD (PPL and PPL Energy Supply)

WPD's distribution businesses are subject to environmental regulatory and statutory requirements.  PPL believes that WPD has taken and continues to take measures to comply with the applicable laws and governmental regulations for the protection of the environment.

The U.K. Government has implemented a project to alleviate the impact of flooding on the U.K. utility infrastructure, including major electricity substations.  WPD has agreed with the Ofgem to spend $25 million on flood prevention, which will be recovered through rates during the 5-year period commencing April 2010.  WPD is currently liaising on site specific proposals with local offices of a U.K. Government agency.

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

Nuclear Insurance (PPL and PPL Energy Supply)

PPL Susquehanna is a member of certain insurance programs that provide coverage for property damage to members' nuclear generating plants.  Facilities at the Susquehanna plant are insured against property damage losses up to $2.75 billion under these programs.  PPL Susquehanna is also a member of an insurance program that provides insurance coverage for the cost of replacement power during prolonged outages of nuclear units caused by certain specified conditions.  Under the property and replacement power insurance programs, PPL Susquehanna could be assessed retroactive premiums in the event of the insurers' adverse loss experience.  At June 30, 2010, this maximum assessment was $40 million.

In the event of a nuclear incident at the Susquehanna plant, PPL Susquehanna's public liability for claims resulting from such incident would be limited to $12.6 billion under provisions of The Price-Anderson Act Amendments under the Energy Policy Act of 2005.  PPL Susquehanna is protected against this liability by a combination of commercial insurance and an industry assessment program.  In the event of a nuclear incident at any of the reactors covered by The Price-Anderson Act Amendments under the Energy Policy Act of 2005, PPL Susquehanna could be assessed up to $235 million per incident, payable at $35 million per year.

At June 30, 2010, the property, replacement power and nuclear incident insurers maintained an A.M. Best financial strength rating of A ("Excellent").

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

(PPL, PPL Energy Supply and PPL Electric)

The table below details guarantees provided as of June 30, 2010.  The total recorded liability at June 30, 2010 was $2 million and at December 31, 2009 was $3 million.  Other than as noted in the description for "WPD guarantee of pension and other obligations of unconsolidated entities," the probability of expected payment/performance under each of these guarantees is remote.

	Exposure at June 30, 2010 (a)	Expiration Date	Description
PPL
Indemnifications for sale of PPL Gas Utilities	$300
PPL has provided indemnification to the purchaser of PPL Gas Utilities and Penn Fuel Propane, LLC for damages arising out of any breach of the representations, warranties and covenants under the related transaction agreement and for damages arising out of certain other matters, including certain pre-closing unknown environmental liabilities relating to former manufactured gas plant properties or off-site disposal sites, if any, outside of Pennsylvania.  The indemnification provisions for most representations and warranties, including tax and environmental matters, are capped at $45 million, in the aggregate, and are triggered (i) only if the individual claim exceeds $50,000, and (ii) only if, and only to the extent that, in the aggregate, total claims exceed $4.5 million.  The indemnification provisions for most representations and warranties expired on September 30, 2009 without any claims having been made.  Certain representations and warranties, including those having to do with transaction authorization and title, survive indefinitely, are capped at the purchase price and are not subject to the above threshold or deductible.  The indemnification provision for the tax matters representations survives for the duration of the applicable statute of limitations, and the indemnification provision for the environmental matters representations survives for a period of three years after the transaction closing.  The indemnification relating to unknown environmental liabilities for manufactured gas plants and disposal sites outside of Pennsylvania could survive more than three years, but only with respect to applicable property or sites identified by the purchaser prior to the third anniversary of the transaction closing.  The indemnification for covenants survives until the applicable covenant is performed and is not subject to any cap.

PPL Energy Supply (b)
Letters of credit issued on behalf of affiliates	17	2010 to 2011
Standby letter of credit arrangements under PPL Energy Supply's credit facilities for the purposes of protecting various third parties against nonperformance by PPL.  This is not a guarantee by PPL on a consolidated basis.

Retroactive premiums under nuclear insurance programs	40
PPL Susquehanna is contingently obligated to pay this amount related to potential retroactive premiums that could be assessed under its nuclear insurance programs.  See "Nuclear Insurance" for additional information.

Nuclear claims under The Price-Anderson Act Amendments under the Energy Policy Act of 2005	235		This is the maximum amount PPL Susquehanna could be assessed for each incident at any of the nuclear reactors covered by this Act. See "Nuclear Insurance" for additional information.

Indemnifications for entities in liquidation and sales of assets	1,734	2010 to 2017
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

PPL Energy Supply has provided indemnification to the purchaser of a generating facility for losses arising out of any breach of the representations, warranties and covenants under the related transaction documents and for losses arising with respect to liabilities not specifically assumed by the purchaser, including certain pre-closing environmental and tort liabilities.  The indemnification other than for pre-closing environmental and tort liabilities is triggered only if the purchaser's losses reach $1 million in the aggregate, capped at $95 million and either expired in May 2007 or will expire pursuant to the applicable statutes of limitations.  The indemnification provision for unknown environmental and tort liabilities related to periods prior to PPL Energy Supply's ownership of the real property on which the facility is located is capped at $4 million in the aggregate.  Substantially all of the remaining indemnifications expired in the second quarter of 2010.

Indemnification to operators of jointly owned facilities	6
In December 2007, a subsidiary of PPL Energy Supply executed revised owners agreements for two jointly owned facilities, the Keystone and Conemaugh generating plants.  The agreements require that in the event of any default by an owner, the other owners fund contributions for the operation of the generating plants, based upon their ownership percentages.  The maximum obligation among all owners, for each plant, is currently $20 million.  The non-defaulting owners, who make up the defaulting owner's obligations, are entitled to the generation entitlement of the defaulting owner, based upon their ownership percentage.  The agreements do not have an expiration date.

WPD guarantee of pension and other obligations of unconsolidated entities	64	2015
As a result of the privatization of the utility industry in the U.K., certain electric associations' roles and responsibilities were discontinued or modified.  As a result, certain obligations, primarily pension-related, associated with these organizations have been guaranteed by the participating members.  Costs are allocated to the members based on predetermined percentages as outlined in specific agreements.  However, if a member becomes insolvent, costs can be reallocated to and are guaranteed by the remaining members.  At June 30, 2010, WPD has recorded an estimated discounted liability based on its current allocated percentage of the total expected costs for which the expected payment/performance is probable.  Neither the expiration date nor the maximum amount of potential payments for certain obligations is explicitly stated in the related agreements.  Therefore, they have been estimated based on the types of obligations.

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

(PPL Energy Supply and PPL Electric)

PLR Contracts

PPL Electric had power purchase contracts with PPL EnergyPlus in which PPL EnergyPlus supplied PPL Electric's entire PLR load.  These contracts expired on December 31, 2009.  Under these contracts, PPL EnergyPlus provided electricity at the predetermined capped prices that PPL Electric was authorized to charge its PLR customers.  For the three and six months ended June 30, 2009, these purchases totaled $411 million and $908 million.  These purchases included nuclear decommissioning recovery and amortization of an up-front contract payment.

PPL Electric held competitive solicitations in prior years for PLR generation supply for 2010.  PPL EnergyPlus is providing a portion of this supply.  For the three and six months ended June 30, 2010, these purchases totaled $64 million and $179 million.

The purchases discussed above are included in the Statements of Income as "Wholesale energy marketing to affiliate" by PPL Energy Supply, and as "Energy purchases from affiliate" by PPL Electric.

See Note 2 for additional information regarding PPL Electric's purchases of accounts receivable from PPL EnergyPlus.

Under the standard Supply Master Agreement for the bid solicitation process, PPL Electric requires all suppliers to post collateral once credit exposures exceed defined credit limits.  In no instance is PPL Electric required to post collateral to suppliers under these supply contracts.  PPL EnergyPlus is required to post collateral with PPL Electric:  (a) when the market price of electricity to be delivered by PPL EnergyPlus exceeds the contract price for the forecasted quantity of electricity to be delivered and (b) when this market price exposure exceeds a contractual credit limit.  Based on the current credit rating of PPL Energy Supply, as guarantor, this credit limit is $35 million.

PPL Energy Supply has credit exposure to PPL Electric under certain energy supply contracts.  See Note 13 for additional information on this credit exposure.

NUG Purchases

PPL Electric has a reciprocal contract with PPL EnergyPlus to sell electricity purchased under contracts with NUGs.  PPL Electric purchases electricity from the NUGs at contractual rates and sells the electricity at the same price to PPL EnergyPlus.  For the three months ended June 30, 2009, these NUG purchases totaled $20 million.  For the six months ended June 30, 2010 and 2009, these NUG purchases totaled $1 million and $40 million.  These amounts are included in the Statements of Income as "Wholesale electric to affiliate" by PPL Electric, and as "Energy purchases from affiliate" by PPL Energy Supply.  The final NUG contract will expire in 2014.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009 (a)

PPL Energy Supply	$56	$53	$115	$108
PPL Electric	32	28	65	60

(a)	Excludes allocated costs associated with the February 2009 workforce reduction. See Note 9 for additional information.

(PPL Energy Supply)

Intercompany Derivatives

In 2010 and 2009, PPL Energy Supply entered into a combination of average rate forwards and average rate options with PPL to sell British pounds sterling.  These hedging instruments have terms identical to average rate forwards and average rate options entered into by PPL with third parties to protect the translation of expected income denominated in British pounds sterling to U.S. dollars.  Gains and losses, both realized and unrealized, on these types of hedging instruments are included in "Other Income (Expense) - net" on the Statements of Income.  PPL Energy Supply recorded an insignificant amount for the three months ended June 30, 2010 and a net gain of $2 million for the six months ended June 30, 2010.  PPL Energy Supply recorded net losses of $11 million for the three and six months ended June 30, 2009.  Contracts outstanding at June 30, 2010 and December 31, 2009 hedged a total exposure of £56 million and £48 million related to the translation of expected income in 2010.  The fair value of these positions at June 30, 2010 and December 31, 2009 was a net asset of $1 million and $2 million, which was primarily reflected in "Current Assets - Price risk management assets" on the Balance Sheets.

PPL Energy Supply is also party to forward contracts with PPL to sell British pounds sterling to protect the value of a portion of its net investment in WPD.  These hedging instruments have terms identical to forward sales contracts entered into by PPL with third parties.  The total notional amount of the contracts outstanding at June 30, 2010 and December 31, 2009, was £15 million and £40 million ($30 million and $78 million based on contracted rates).  The fair value of these positions was an asset of $7 million and $13 million at June 30, 2010 and December 31, 2009, which is included in the foreign currency translation adjustment component of AOCI on the Balance Sheets.  The fair value at June 30, 2010 was included in "Current Assets - Price risk management assets" on the Balance Sheet.  Of the fair value at December 31, 2009, $8 million was included in "Current Assets - Price risk management assets" and $5 million was included in "Other Noncurrent Assets - Price risk management assets" on the Balance Sheet.

Trademark Royalties

A PPL subsidiary owns PPL trademarks and bills certain affiliates for their use.  PPL Energy Supply was allocated $10 million and $11 million of this license fee for the three months ended June 30, 2010 and 2009, and $20 million and $22 million for the six months ended June 30, 2010 and 2009.  These allocations are primarily included in "Other operation and maintenance" on the Statements of Income.

12.	Other Income (Expense) - net

(PPL, PPL Energy Supply and PPL Electric)

The breakdown of "Other Income (Expense) - net" was:

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009		2010	2009
PPL
Other Income
Earnings on securities in PPL Susquehanna's NDT funds	$5		$5	$11	$6
Interest income	1		1	1	8
Gains related to the extinguishment of notes (a)					29
Miscellaneous - Domestic	3		2	4	4
Miscellaneous - International	1		1	1	1
Total	10		9	17	48
Other Expense
Pending E.ON U.S. acquisition costs (b)	7			7
Economic foreign currency exchange contracts			11	(2)	11
Miscellaneous - Domestic	2		3	3	7
Miscellaneous - International			1		1
Other Income (Expense) - net	$1		$(6)	$9	$29

PPL Energy Supply
Other Income
Gains related to the extinguishment of notes (a)					$25
Earnings on securities in PPL Susquehanna's NDT funds	$5		$5	$11	6
Interest income			1		5
Miscellaneous - Domestic	2		1	3	3
Miscellaneous - International	1		1	1	1
Total	8		8	15	40
Other Expense
Economic foreign currency exchange contracts			11	(2)	11
Miscellaneous - Domestic	1		2	3	5
Miscellaneous - International			1		1
Other Income (Expense) - net	$7		$(6)	$14	$23

PPL Electric
Other Income
Interest income	$1		$1	$1	$3
Miscellaneous	1			2
Total	2		1	3	3
Other Expense			1		1
Other Income (Expense) - net	$2	$		$3	$2

(a)
In 2009, PPL Energy Supply completed tender offers to purchase up to $250 million aggregate principal amount of certain of its outstanding senior notes for $220 million, resulting in a $25 million net gain.  PPL recorded an additional net gain of $4 million as a result of reclassifying gains and losses on related cash flow hedges from AOCI into earnings.

(b)	See Note 8 for additional information.

13.	Fair Value Measurements and Credit Concentrations

(PPL, PPL Energy Supply and PPL Electric)

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price).  PPL and its subsidiaries use, as appropriate, a market approach (generally, data from market transactions), an income approach (generally, present value techniques and option-pricing models), and/or a cost approach (generally, replacement cost) to measure the fair value of an asset or a liability.  These valuation approaches incorporate inputs such as observable, independent market data and/or unobservable data that management believes are predicated on the assumptions market participants would use to price an asset or a liability.  These inputs may incorporate, as applicable, certain risks such as nonperformance risk, which includes credit risk.

Recurring Fair Value Measurements

The assets and liabilities measured at fair value were:

	June 30, 2010				December 31, 2009
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL
Assets
Cash and cash equivalents	$4,505	$4,505			$801	$801
Restricted cash and cash equivalents	49	49			129	129
Price risk management assets:
Energy commodities	3,360	6	$3,287	$67	3,354	3	$3,234	$117
Interest rate swaps	43		43		50		50
Foreign currency exchange contracts	8		8		15		15
Cross-currency swaps	64		64		12		12
	3,475	6	3,402	67	3,431	3	3,311	117
NDT funds:
Cash and cash equivalents	7	7			7	7
Equity securities:
U.S. large-cap	244	166	78		259	176	83
U.S. mid/small-cap	94	71	23		101	75	26
Debt securities:
U.S. Treasury	81	81			74	74
U.S. government agency	7		7		9		9
Municipality	67		67		65		65
Investment-grade corporate	32		32		29		29
Residential mortgage-backed securities	1		1		1		1
Receivables/payables, net	2		2		3		3
	535	325	210		548	332	216
Auction rate securities	25			25	25			25
	$8,589	$4,885	$3,612	$92	$4,934	$1,265	$3,527	$142

Liabilities
Price risk management liabilities:
Energy commodities	$2,053	$4	$2,030	$19	$2,080	$2	$2,068	$10
Interest rate swaps	79		79
Cross-currency swaps	12		12		4		4
	$2,144	$4	$2,121	$19	$2,084	$2	$2,072	$10

PPL Energy Supply
Assets
Cash and cash equivalents	$4,134	$4,134			$245	$245
Restricted cash and cash equivalents	32	32			111	111
Price risk management assets:
Energy commodities	3,360	6	$3,287	$67	3,354	3	$3,234	$117
Foreign currency exchange contracts	8		8		15		15
Cross-currency swaps	64		64		12		12
	3,432	6	3,359	67	3,381	3	3,261	117
NDT funds:
Cash and cash equivalents	7	7			7	7
Equity securities:
U.S. large-cap	244	166	78		259	176	83
U.S. mid/small-cap	94	71	23		101	75	26
Debt securities:
U.S. Treasury	81	81			74	74
U.S. government agency	7		7		9		9
Municipality	67		67		65		65
Investment-grade corporate	32		32		29		29
Residential mortgage-backed securities	1		1		1		1
Receivables/payables, net	2		2		3		3
	535	325	210		548	332	216
Auction rate securities	20			20	20			20
	$8,153	$4,497	$3,569	$87	$4,305	$691	$3,477	$137

Liabilities
Price risk management liabilities:
Energy commodities	$2,053	$4	$2,030	$19	$2,080	$2	$2,068	$10
Cross-currency swaps	12		12		4		4
	$2,065	$4	$2,042	$19	$2,084	$2	$2,072	$10

PPL Electric
Assets
Cash and cash equivalents	$262	$262			$485	$485
Restricted cash and cash equivalents	15	15			14	14
	$277	$277			$499	$499

(PPL and PPL Energy Supply)

A reconciliation of net assets and liabilities classified as Level 3 at June 30, 2010 is as follows.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended			Six Months Ended
	Energy Commodities, net	Auction Rate Securities	Total	Energy Commodities, net	Auction Rate Securities	Total
PPL
Balance at beginning of period	$51	$25	$76	$107	$25	$132
Total realized/unrealized gains (losses)
Included in earnings	(54)		(54)	(130)		(130)
Included in OCI	5		5	8		8
Purchases, sales, issuances and settlements, net	43		43	63		63
Transfers into Level 3				(2)		(2)
Transfers out of Level 3	3		3	2		2
Balance at end of period	$48	$25	$73	$48	$25	$73

PPL Energy Supply
Balance at beginning of period	$51	$20	$71	$107	$20	$127
Total realized/unrealized gains (losses)
Included in earnings	(54)		(54)	(130)		(130)
Included in OCI	5		5	8		8
Purchases, sales, issuances and settlements, net	43		43	63		63
Transfers into Level 3				(2)		(2)
Transfers out of Level 3	3		3	2		2
Balance at end of period	$48	$20	$68	$48	$20	$68

A reconciliation of net assets and liabilities classified as Level 3 at June 30, 2009 is as follows.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended			Six Months Ended
	Energy Commodities, net	Auction Rate Securities	Total	Energy Commodities, net	Auction Rate Securities	Total
PPL
Balance at beginning of period	$116	$22	$138	$188	$24	$212
Total realized/unrealized gains (losses)
Included in earnings	(55)		(55)	(76)		(76)
Included in OCI	13	(4)	9	3	(6)	(3)
Purchases, sales, issuances and settlements, net	49		49	85		85
Transfers into/out of Level 3	16		16	(61)		(61)
Balance at end of period	$139	$18	$157	$139	$18	$157

PPL Energy Supply
Balance at beginning of period	$116	$17	$133	$188	$19	$207
Total realized/unrealized gains (losses)
Included in earnings	(55)		(55)	(76)		(76)
Included in OCI	13	(2)	11	3	(4)	(1)
Purchases, sales, issuances and settlements, net	49		49	85		85
Transfers into/out of Level 3	16		16	(61)		(61)
Balance at end of period	$139	$15	$154	$139	$15	$154

Net gains and losses on assets and liabilities classified as Level 3 and included in earnings for the three and six months ended June 30, 2010 are reported in the Statements of Income as follows.

	Three Months Ended			Six Months Ended
	Energy Commodities, net			Energy Commodities, net
	Unregulated Retail Electric and Gas	Net Energy Trading Margins	Energy Purchases	Wholesale Energy Marketing	Unregulated Retail Electric and Gas	Net Energy Trading Margins	Energy Purchases

PPL and PPL Energy Supply
Total gains (losses) included in earnings for the period	$1	$(10)	$(45)	$13	$12	$(12)	$(143)
Change in unrealized gains (losses) relating to positions still held at the reporting date	(1)	(2)	(6)	5	10	(3)	(81)

Net gains and losses on assets and liabilities classified as Level 3 and included in earnings for the three and six months ended June 30, 2009 are reported in the Statements of Income as follows.

	Three Months Ended			Six Months Ended
	Energy Commodities, net			Energy Commodities, net
	Wholesale Energy Marketing	Net Energy Trading Margins	Energy Purchases	Wholesale Energy Marketing	Net Energy Trading Margins	Energy Purchases

PPL and PPL Energy Supply
Total gains (losses) included in earnings for the period	$11	$(9)	$(57)	$15	$(18)	$(73)
Change in unrealized gains (losses) relating to positions still held at the reporting date	12		(36)	13	1	(36)

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents (PPL, PPL Energy Supply and PPL Electric)

The fair value of cash and cash equivalents and restricted cash and cash equivalents is based on the amount on deposit.

(PPL and PPL Energy Supply)

Price Risk Management Assets/Liabilities - Energy Commodities

Energy commodity contracts are generally valued using the income approach, except for exchange-traded derivative gas and oil contracts, which are valued using the market approach and are classified as Level 1.  When observable inputs are used to measure all or most of the value of a contract, the contract is classified as Level 2.  Over-the-counter (OTC) contracts are valued by traders using quotes obtained from an exchange, binding and non-binding broker quotes, prices posted by ISOs or published tariff rates.  PPL's risk management group obtains quotes from the market to validate the forward price curves.  OTC contracts include forwards, swaps, options and structured deals for electricity, gas, oil, and/or emission allowances and may be offset with similar positions in exchange-traded markets.  To the extent possible, fair value measurements utilize various inputs that include quoted prices for similar contracts or market-corroborated inputs.  In certain instances, these instruments may be valued using models, including standard option valuation models and standard industry models.  For example, the fair value of a structured deal that delivers power to an illiquid delivery point may be measured by valuing the nearest liquid trading point plus the value of the basis between the two points.  The basis input may be from market quotes, FTR prices, or historical prices.

When unobservable inputs are significant to the fair value measurement, a contract is classified as Level 3.  Additionally, Level 2 and Level 3 fair value measurements include adjustments for credit risk based on PPL's own creditworthiness (for net liabilities) and its counterparties' creditworthiness (for net assets).  PPL's credit department assesses all reasonably available market information and uses probabilities of default to calculate the credit adjustment.  PPL assumes that observable market prices include sufficient adjustments for liquidity and modeling risks, but for Level 3 fair value measurements, PPL also assesses the need for additional adjustments for liquidity or modeling risks.  The contracts classified as Level 3 represent contracts for which the delivery dates are beyond the dates for which independent prices are available or for certain power basis positions, which PPL generally values using historical settlement prices to project forward prices.

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

In June 2010, market bids were received for certain full-requirement sales contracts that were monetized in early July.  See Note 14 for additional information.  At June 30, 2010, these contracts were valued based on the bids received (the market approach).  In prior periods, the fair value of these contracts was measured using the income approach.

Price Risk Management Assets/Liabilities - Interest Rate/Foreign Currency Exchange/Cross-currency Swaps

To manage their interest rate and foreign currency exchange risk, PPL and PPL Energy Supply generally use interest rate contracts such as forward-starting swaps and fixed-to-floating swaps, foreign currency exchange contracts, such as forwards and options, and cross-currency swaps that contain characteristics of both interest rate and foreign currency exchange contracts.  PPL and PPL Energy Supply use an income approach to measure the fair value of these contracts, utilizing readily observable inputs, such as forward interest rates (e.g., LIBOR and government security rates) and forward foreign currency exchange rates (e.g., GBP and Euro), as well as inputs that may not be observable, such as credit valuation adjustments.  In certain cases, PPL and PPL Energy Supply cannot practicably obtain market information to value credit risk and therefore rely on their own models.  These models use projected probabilities of default based on historical observances.  When the credit valuation adjustment is significant to the overall valuation, the contracts are classified as Level 3.

NDT Funds

The fair value measurements of cash and cash equivalents are based on the amount on deposit.

PPL and PPL Energy Supply generally use the market approach to measure the fair value of the equity securities held in PPL Susquehanna's NDT funds.  The fair value measurements of equity securities are based on quoted prices in active markets.  Equity securities are classified as Level 1 and are comprised of securities that are representative of the Wilshire 5000 index, which is invested in approximately 70% large-cap stocks and 30% mid/small-cap stocks.  The fair value measurements of commingled equity index funds are based on firm quotes of net asset values per share, which are not obtained from a quoted price in an active market.  Investments in commingled equity funds are classified as Level 2 and represent securities that track the S&P 500 index and the Wilshire 4500 index.

Debt securities are generally measured using a market approach, including the use of matrix pricing.  Common inputs include reported trades, broker/dealer bid/ask prices, benchmark securities and credit valuation adjustments.  When necessary, the fair value of debt securities is measured using the income approach, which incorporates similar observable inputs as well as benchmark yields, credit valuation adjustments, reference data from market research publications, monthly payment data, collateral performance and new issue data.  The debt securities held by PPL Susquehanna's NDT funds at June 30, 2010 have a weighted average coupon of 4.60% and a weighted-average maturity of five years.

PPL and PPL Energy Supply recorded impairments for certain securities invested in PPL Susquehanna's NDT funds of $3 million for the three and six months ended June 30, 2010 and $1 million and $18 million for the three and six months ended June 30, 2009.  These impairments are reflected on the Statements of Income in "Other-Than-Temporary Impairments."

Auction Rate Securities

PPL's and PPL Energy Supply's auction rate securities are recorded in "Other investments" on the Balance Sheets and include Federal Family Education Loan Program guaranteed student loan revenue bonds, as well as various municipal bond issues.  In 2010, auction rate securities continue to be impacted by auction failures and the resulting inability to liquidate these securities.  PPL and PPL Energy Supply continue to earn interest on these investments at contractually prescribed interest rates, and believe these investments continue to be of high credit quality.  PPL and PPL Energy Supply do not have significant exposure to realize losses on these securities; however, auction rate securities are classified as Level 3 because failed auctions limit the amount of observable market data that is available for measuring the fair value of these securities.

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

At June 30, 2010 and December 31, 2009, the fair value of these auction rate securities was estimated to be equal to par value, which was $25 million for PPL and $20 million for PPL Energy Supply.  At June 30, 2010, contractual maturities for these auction rate securities were a weighted average of approximately 25 years.  During the three and six months ended June 30, 2010, PPL and PPL Energy Supply liquidated an insignificant amount of securities at par.

Nonrecurring Fair Value Measurements (PPL and PPL Energy Supply)

		Fair Value Measurements Using
	Carrying Value (a)	Level 2	Level 3	Loss (b)
Sulfur dioxide emission allowances (c):
June 30, 2010	$11		$3	$(8)
March 31, 2010	13		10	(3)
March 31, 2009	45		15	(30)
Long Island generation business:
June 30, 2009	189	$138		(52)

(a)	Represents carrying value before fair value measurement.
(b)
Loss on sulfur dioxide emission allowances was recorded in the Supply segment and included in "Other operation and maintenance" on the Statements of Income.  Loss on the Long Island generation business was recorded in the Supply segment and included in "Loss from Discontinued Operations (net of income taxes)" on the Statements of Income.

(c)	Current and long-term sulfur dioxide emission allowances are included in "Other intangibles" in their respective areas on the Balance Sheet.

Sulfur Dioxide Emission Allowances

Due to significant declines in market prices at June 30, 2010, March 31, 2010 and March 31, 2009, PPL Energy Supply assessed the recoverability of sulfur dioxide emission allowances not expected to be consumed.  When available, observable market prices were used to value the sulfur dioxide emission allowances.  When observable market prices were not available, fair value was modeled using prices from observable transactions and appropriate discount rates.  The modeled values were significant to the overall fair value measurement.

Long Island Generation Business

The Long Island generation business met the held for sale criteria at June 30, 2009.  As a result, net assets held for sale were written down to their estimated fair value less cost to sell.  The fair value in the table above excludes $1 million of estimated costs to sell and was based on the negotiated sales price (achieved through an active auction process) adjusted for the additional anticipated cash flows from operations prior to and following the anticipated sale date.  The sales price is consistent with and corroborated by fair values modeled internally using inputs obtained from third parties and appropriate discount rates.

Financial Instruments Not Recorded at Fair Value

(PPL, PPL Energy Supply and PPL Electric)

NPNS

PPL and PPL Energy Supply enter into full-requirement sales contracts, power purchase agreements and certain retail energy and physical capacity contracts that range in maturity through 2023 and qualify for NPNS.  PPL Electric also enters into contracts that qualify for NPNS.  See "Energy Purchase Commitments" in Note 10 for information about PPL Electric's competitive solicitations.  All of these contracts are accounted for using accrual accounting; therefore, there were no amounts recorded on the Balance Sheets at June 30, 2010 and December 31, 2009.  The estimated fair value of these contracts, calculated using similar inputs and valuation techniques as those described above within "Price Risk Management Assets/Liabilities - Energy Commodities," was:

	Net Asset (Liability)
	June 30, 2010	December 31, 2009

PPL	$222	$122
PPL Energy Supply	336	334
PPL Electric	(114)	(216)

In July 2010, certain full-requirement sales contracts were monetized, precluding continued NPNS treatment for these contracts.  As such, the contracts were recorded in the financial statements at June 30, 2010.  See "Commodity Price Risk (Non-trading) - Monetization of Certain Full-Requirement Sales Contracts" in Note 14 for additional information.

Other

The carrying amounts of contract adjustment payments related to the Purchase Contract component of the Equity Units and long-term debt on the Balance Sheets and the estimated fair value are set forth below.  The fair value of these instruments is estimated using an income approach by discounting future interest and principal payments at estimated current cost of funding rates.

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
PPL
Contract adjustment payments (a)	$157	$157
Long-term debt	8,711	9,115	$7,143	$7,280
PPL Energy Supply
Long-term debt	5,436	5,763	5,031	5,180
PPL Electric
Long-term debt	1,472	1,658	1,472	1,567

(a)	Reflected in other liabilities on the balance sheet. See Note 7 for additional information.

(PPL and PPL Energy Supply)

The carrying value of "Short-term debt" at June 30, 2010 and December 31, 2009 on the Balance Sheets represented or approximated fair value due to the liquid nature of the instruments or variable interest rates associated with the financial instruments.

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

(PPL)

At June 30, 2010, PPL had credit exposure of $3.8 billion to energy trading partners, excluding the effects of netting arrangements and collateral.  As a result of netting arrangements and collateral, PPL's credit exposure was reduced to $1.3 billion.  One of the counterparties accounted for 16% of this exposure, and no other individual counterparty accounted for more than 11% of the exposure.  Ten counterparties accounted for $847 million, or 64%, of the net exposure.  Nine of these counterparties had an investment grade credit rating from S&P and accounted for 95% of the top ten exposure.  The remaining counterparty has not been rated by S&P, but is current on its obligations.

(PPL Energy Supply)

At June 30, 2010, PPL Energy Supply had credit exposure of $3.8 billion to energy trading partners, excluding exposure from related parties and the effects of netting arrangements and collateral.  As a result of netting arrangements and collateral, this credit exposure was reduced to $1.3 billion.  One of the counterparties accounted for 16% of this exposure, and no other individual counterparty accounted for more than 11% of the exposure.  Ten counterparties accounted for $847 million, or 64%, of the net exposure.  Nine of these counterparties had an investment grade credit rating from S&P and accounted for 95% of the top ten exposure.  The remaining counterparty has not been rated by S&P, but is current on its obligations.

At June 30, 2010, PPL Energy Supply's credit exposure under certain energy supply contracts to PPL Electric was $54 million.  Netting arrangements had no impact on this credit exposure.

(PPL Electric)

At June 30, 2010, PPL Electric had no credit exposure under energy supply contracts (including its supply contracts with its affiliate PPL EnergyPlus).

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

PPL and PPL Energy Supply are exposed to market risk from:

•
commodity price, basis and volumetric risks for energy and energy-related products associated with the sale of electricity from its generating assets and other electricity marketing activities (including full-requirement sales contracts) and the purchase of fuel and fuel-related commodities for generating assets, as well as for proprietary trading activities;

•	interest rate and price risk associated with debt used to finance operations and the pending acquisition of E.ON U.S., as well as debt and equity securities in NDT funds and defined benefit plans; and
•	foreign currency exchange rate risk associated with investments in U.K. affiliates, as well as purchases of equipment in currencies other than U.S. dollars.

PPL and PPL Energy Supply utilize forward contracts, futures contracts, options, swaps and structured deals such as tolling agreements as part of the risk management strategy to minimize unanticipated fluctuations in earnings caused by changes in commodity prices, volumes of full-requirement sales contracts, basis prices, interest rates and foreign currency exchange rates.  All derivatives are recognized on the balance sheet at their fair value, unless they qualify for NPNS.

PPL and PPL Electric are exposed to market price and volumetric risks from PPL Electric's obligation as PLR.  The PUC has approved a cost recovery mechanism that allows PPL Electric to pass through to customers the cost associated with fulfilling its PLR obligation.  This cost recovery mechanism substantially eliminates PPL Electric's exposure to market price risk.  PPL Electric also mitigates its exposure to volumetric risk by entering into full-requirement supply agreements for its customers.  These supply agreements transfer the volumetric risk associated with the PLR obligation to the energy suppliers.

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

The majority of PPL's, PPL Energy Supply's and PPL Electric's credit risk stems from PPL Energy Supply's and PPL Electric's commodity derivatives for multi-year contracts for energy sales and purchases.  If PPL Energy Supply's counterparties fail to perform their obligations under such contracts and PPL Energy Supply could not replace the sales or purchases at the same prices as those under the defaulted contracts, PPL Energy Supply would incur financial losses.  Those losses would be recognized immediately or through lower revenues or higher costs in future years, depending on the accounting treatment for the defaulted contracts.  In the event a PPL Electric supplier defaults on its obligation, PPL Electric would be required to seek replacement power in the market.  All incremental costs incurred by PPL Electric would be recoverable from customers in future rates.

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

PPL's and PPL Energy Supply's obligation to return counterparty cash collateral under master netting arrangements was $451 million and $355 million at June 30, 2010 and December 31, 2009.

PPL Electric had no obligation to return cash collateral under master netting arrangements at June 30, 2010 and December 31, 2009.

At June 30, 2010 and December 31, 2009, PPL Electric had not posted any cash collateral under master netting arrangements.  PPL and PPL Energy Supply had posted an insignificant amount of cash collateral under master netting arrangements at June 30, 2010 and December 31, 2009.

(PPL and PPL Energy Supply)

Commodity Price Risk (Non-trading)

Commodity price and basis risks are among PPL's and PPL Energy Supply's most significant risks due to the level of investment that PPL and PPL Energy Supply maintain in their generation assets, as well as the extent of their marketing and proprietary trading activities.  Several factors influence price levels and volatilities.  These factors include, but are not limited to, seasonal changes in demand, weather conditions, available generating assets within regions, transportation/transmission availability and reliability within and between regions, market liquidity, and the nature and extent of current and potential federal and state regulations.

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

Monetization of Certain Full-Requirement Sales Contracts

In early July 2010, in order to raise additional cash for the pending E.ON U.S. acquisition, PPL Energy Supply monetized certain full-requirement sales contracts that resulted in cash proceeds of $156 million.

The decision in late June to monetize these contracts triggered certain accounting for the three and six months ended June 30, 2010:

•
A portion of these sales contracts had previously been accounted for as NPNS and received accrual accounting treatment.  The related purchases to supply these sales contracts were accounted for as cash flow hedges, with the effective portion of the change in fair value being recorded in AOCI and the ineffective portion recorded in "Energy purchases - unrealized economic activity."

•
The rest of the sales contracts, along with their related hedges, had previously been accounted for as economic activity by PPL Energy Supply and the change in fair value of the sales contracts was recorded in "Wholesale energy marketing - Unrealized economic activity" and the change in fair value of the purchase contracts was recorded in "Energy purchases - Unrealized economic activity" on the Statement of Income.

•
At June 30, 2010, PPL Energy Supply could no longer assert that it was probable that any contracts with these counterparties would result in physical delivery.  Therefore, the fair value of the NPNS contracts of $66 million was recorded on the Balance Sheet in "Price risk management assets," with a corresponding gain to "Wholesale energy marketing - Unrealized economic activity."  Of this amount, $16 million was related to full-requirement sales contracts that have not been monetized.  The corresponding cash flow hedges were dedesignated and all amounts previously recorded in AOCI were reclassified to earnings.  This resulted in a pre-tax reclassification of $(87) million of losses from AOCI into "Energy purchases - Unrealized economic activity" on the Statement of Income.  An additional charge of $(23) million was also recorded at June 30, 2010 in "Wholesale energy marketing - Unrealized economic activity" to reflect the fair value of the sales contracts previously accounted for as economic activity.

•
The net result of these transactions, excluding the full-requirement sales contracts that have not been monetized, was a loss of $(60) million, or $(36) million after tax, for the three and six months ended June 30, 2010.

In late July 2010, PPL Energy Supply again monetized certain full-requirement sales contracts that resulted in additional cash proceeds of $93 million.  The monetization in late July triggered certain accounting that will impact the third quarter of 2010.

Cash Flow Hedge Activity

Many derivative contracts have qualified for hedge accounting so that the effective portion of a derivative's gain or loss is deferred in AOCI and reclassified into earnings when the forecasted transaction occurs.  The cash flow hedges that existed at June 30, 2010 range in maturity through 2015.  At June 30, 2010, the accumulated net unrealized after-tax gains that are expected to be reclassified into earnings during the next 12 months were $255 million for PPL and PPL Energy Supply.  Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time periods and any amounts previously recorded in AOCI are reclassified into earnings.  For the three and six months ended June 30, 2010, such reclassifications were after-tax losses of $(56) million and $(53) million, primarily due to the monetization of certain full-requirement sales contracts, for which the associated hedges are no longer required, as discussed above.  For the three and six months ended June 30, 2009, such reclassifications were gains of $4 million for both periods.

For the three months ended June 30, 2010 and 2009, hedge ineffectiveness associated with energy derivatives was after tax gains (losses) of $(30) million and $43 million.  For the six months ended June 30, 2010 and 2009, hedge ineffectiveness associated with energy derivatives was after tax gains (losses) of $(24) million and $55 million.

In addition, when cash flow hedge positions fail hedge effectiveness testing, hedge accounting is not permitted in the quarter in which this occurs and, accordingly, the entire change in fair value for the periods that failed is recorded to the income statement.  Certain cash flow hedge positions failed effectiveness testing during 2008 and the first quarter of 2009.  However, these positions were not dedesignated as hedges, as prospective regression analysis demonstrated that these hedges were expected to be highly effective over their term.  During the second quarter of 2009, fewer power and gas cash flow hedges failed hedge effectiveness testing as compared to the previous three quarters and thus a portion of the previously recognized unrealized gains associated with these hedges were reversed.  During the three and six months ended June 30, 2009, after-tax losses of $(160) million and $(92) million were recognized in earnings as a result of these reversals.  During the first quarter of 2010, after-tax losses of $(82) million were recognized in earnings as a result of these reversals continuing.  Effective April 1, 2010, clarifying accounting guidance was issued that precludes the reversal of previously recognized gains/losses resulting from hedge failures.  See Note 2 for more information on this accounting change and its impact on PPL.

Economic Activity

Certain derivative contracts economically hedge the price and volumetric risk associated with electricity, gas, oil and other commodities but do not receive hedge accounting treatment.  These derivatives hedge a portion of the economic value of PPL Energy Supply's generation assets and full-requirement and retail contracts, which are subject to changes in fair value due to market price volatility and volume expectations.  Additionally, economic activity includes the ineffective portion of qualifying cash flow hedges, including the entire change in fair value of certain cash flow hedges that fail retrospective effectiveness testing (see "Cash Flow Hedge Activity" above).  The derivative contracts that existed at June 30, 2010 range in maturity through 2017.

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

Activity associated with monetizing certain full-requirement sales contracts is also included in economic activity during the second quarter of 2010.  In July 2010, PPL Energy Supply received cash proceeds that will be available to PPL to support the pending acquisition of E.ON U.S.  All transactions that previously had been considered cash flow hedges related to these full-requirement sales contracts, but no longer qualify as cash flow hedges, have been classified as economic activity at June 30, 2010.

The unrealized gains (losses) for economic activity are as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Operating Revenues
Unregulated retail electric and gas	$(2)	$1	$8	$2
Wholesale energy marketing	(666)	(112)	(242)	240
Operating Expenses
Fuel	(8)	26	(3)	28
Energy purchases (a)	445	(65)	(118)	(334)
(a)
During the second quarter of 2010, PPL Energy Supply corrected an error relating to the fair value of a capacity contract (classified as economic activity) due to the use of an incorrect forward capacity curve.  PPL Energy Supply's energy purchases were understated for the year ended December 31, 2009 and the first quarter of 2010 by an unrealized amount of $35 million ($20 million after tax or $0.05 per share, basic and diluted, for PPL) and $5 million ($3 million after tax or $0.01 per share, basic and diluted, for PPL).  Management concluded that the impacts were not material to the 2009 or first quarter 2010 financial statements of PPL and PPL Energy Supply, and are not expected to be material to the financial statements for the full year 2010.

The net gains (losses) recorded in "Wholesale energy marketing" resulted primarily from certain full-requirement sales contracts for which PPL Energy Supply did not elect NPNS and from hedge ineffectiveness, including hedges that failed effectiveness testing, as discussed in the "Cash Flow Hedge Activity" above, and from the monetization of certain full-requirement sales contracts.  The net gains (losses) recorded in "Energy purchases" resulted primarily from certain purchase contracts to supply the full-requirement sales contracts noted above for which PPL Energy Supply did not elect hedge treatment and from hedge ineffectiveness, including hedges that failed effectiveness testing, and from purchase contracts that no longer hedge the full-requirement sales contracts that have been monetized as discussed above in "Monetization of Certain Full-Requirement Sales Contracts."

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

2010 (a)	2011	2012
27,232	51,364	55,393

(a)	Represents expected sales from July 1, 2010 to December 31, 2010.

The following table presents the percentage of expected baseload generation sales shown above that have been sold forward under fixed-price contracts and the related percentage of fuel that has been purchased or committed at June 30, 2010.

	Derivative	Total Power	Fuel Purchases (d)
Year	Sales (a) (b)	Sales (c)	Coal	Nuclear

2010 (e)	88%	99%	100%	100%
2011	88%	97%	98%	100%
2012	53%	61%	93%	100%

(a)
Excludes non-derivative contracts and contracts that qualify for NPNS.  Volumes for option contracts factor in the probability of an option being exercised and may be less than the notional amount of the option.  Percentages are based on fixed-price contracts only.

(b)	Volumes for derivative sales contracts that deliver between 2012 and 2015 are 4,469 GWh.
(c)
Amount represents derivative and non-derivative contracts.  Volumes for option contracts factor in the probability of an option being exercised and may be less than the notional amount of the option.  Percentages are based on fixed-price contracts only.

(d)	Coal and nuclear contracts receive accrual accounting treatment, as they are not derivative contracts. Percentages are based on both fixed- and variable-priced contracts.
(e)	Represents the time period from July 1, 2010 to December 31, 2010.

In addition to the fuel purchases above, PPL Energy Supply attempts to economically hedge the fuel price risk that is within its fuel-related contracts and coal transportation contracts, which are tied to changes in crude oil or diesel prices.  The following table presents the volumes (in thousands of barrels) of derivative contracts used in support of this strategy at June 30, 2010.

Contract Type	2010 (a)	2011	2012

Oil Swaps (b)	330	732	755

(a)	Represents the time period from July 1, 2010 to December 31, 2010.
(b)	Net volumes that deliver in 2013 are 240 thousand barrels.

Optimization of Intermediate and Peaking Generation

In addition to its baseload generation activities, PPL Energy Supply attempts to optimize the overall value of its intermediate and peaking fleet, which includes 4,349 MW of gas and oil-fired generation.  The following table presents the volumes of derivative contracts used in support of this strategy at June 30, 2010.

	Units	2010 (a)	2011
Net Power Sales:
Options (b)	GWh	495
Non-option contracts (c)	GWh	2,139	335

Net Power/Fuel Purchases:
Non-option contracts	Thousands of Barrels	100
Non-option contracts	Bcf	17.3	2.7

(a)	Represents the time period from July 1, 2010 to December 31, 2010.
(b)	Volumes for option contracts factor in the probability of an option being exercised and may be less than the notional amount of the option.
(c)	Included in these volumes are exercised option contracts that converted to non-option derivative contracts.

Marketing Activities

PPL Energy Supply's marketing portfolio is comprised of full-requirement sales contracts and their related supply contracts, retail gas and electricity sales contracts and other marketing activities.  The full-requirement sales contracts and their related supply contracts make up a significant component of the marketing portfolio.  The obligations under the full-requirement sales contracts include supplying a bundled product of energy, capacity, RECs, and other ancillary products.  The full-requirement sales contracts PPL Energy Supply is awarded do not provide for specific levels of load, and actual load could vary significantly from forecasted amounts.  PPL Energy Supply uses a variety of strategies to hedge its full-requirement sales contracts, including purchasing energy at a liquid trading hub or directly at the load delivery zone, purchasing capacity and RECs in the market and supplying the energy, capacity and RECs with its generation.  RECs are not derivatives and are excluded from the table below.  The following table presents the volumes of (sales)/purchase contracts, excluding FTRs, basis and capacity contracts, used in support of these activities at June 30, 2010.

	Units	2010 (a)	2011	2012

Energy sales contracts (b) (c)	GWh	(15,815)	(15,663)	(6,531)
Related energy supply contracts (c):
Energy purchases	GWh	13,335	12,831	4,074
Volumetric hedges (d)	GWh	49	176	247
Generation Supply	GWh	1,635	2,402	2,388
Retail gas sales contracts	Bcf	(1.8)	(3.4)	(4.1)
Retail gas purchase contracts	Bcf	1.8	3.4	4.1

(a)	Represents the time period from July 1, 2010 to December 31, 2010.
(b)
The majority of PPL Energy Supply's full-requirement sales contracts receive accrual accounting as they qualify for NPNS or are not derivative contracts.  Also included in these volumes are the sales from PPL EnergyPlus to PPL Electric to supply PPL Electric's 2010 - 2012 PLR load obligation.  See Note 13 for additional information on the full-requirement sales contracts that will no longer be accounted for as NPNS in the third quarter of 2010.

(c)	Net volumes for derivative contracts, excluding contracts that qualify for NPNS, that deliver in 2013 are 186 GWh.
(d)
PPL Energy Supply uses power and gas options, swaps and futures to hedge the volumetric risk associated with full-requirement sales contracts since the demand for power varies hourly.  Volumes for option contracts factor in the probability of an option being exercised and may be less than the notional amount of the option.

FTRs and Other Basis Positions

PPL Energy Supply buys and sells FTRs and other basis positions to mitigate the basis risk between delivery points related to the sales of its generation, the supply of its full-requirement sales contracts and retail contracts, as well as for proprietary trading purposes.  The following table presents the volumes of derivative FTR and basis (sales)/purchase contracts at June 30, 2010.

Commodity	Units	2010 (a)	2011	2012

FTRs	GWh	31,048	25,770
Power Basis Positions (b)	GWh	(12,712)	(3,270)	(73)
Gas Basis Positions (c)	Bcf	24.7	2.6	(1.1)

(a)	Represents the time period from July 1, 2010 to December 31, 2010.
(b)	Net volumes that deliver in 2013 are (216) GWh.
(c)	Net volumes that deliver in 2013 are (0.3) Bcf.

Capacity Positions

PPL Energy Supply buys and sells capacity related to the sales of its generation and the supply of its full-requirement sales contracts, as well as for proprietary trading purposes.  The following table presents the volumes of derivative capacity (sales)/purchase contracts in MW-months at June 30, 2010.

Commodity	Units	2010 (a)	2011	2012

Capacity (b)	MW-months	(10,539)	(8,131)	2,542

(a)	Represents the time period from July 1, 2010 to December 31, 2010.
(b)	Net volumes that deliver between 2012 and 2016 are (101) MW-months.

Proprietary Trading Activity

At June 30, 2010, PPL Energy Supply's proprietary trading positions, excluding FTR, basis and capacity contract activity that has already been included in the tables above, were not significant.

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

Cash Flow Hedges

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings.  PPL and PPL Energy Supply may enter into financial interest rate swap contracts that qualify as cash flow hedges to hedge floating interest rate risk associated with both existing and anticipated debt issuances.  For PPL, these interest rate swap contracts range in maturity through 2041 and had a notional value of $1.6 billion at June 30, 2010.  For the three months ended June 30, 2010 and 2009, no amounts were recorded related to ineffectiveness.  For the six months ended June 30, 2010 and 2009, hedge ineffectiveness associated with these derivatives was not significant.  PPL Energy Supply did not hold any such contracts at June 30, 2010.

In anticipation of debt issuances that occurred in March 2010, WPD (South West) and WPD (South Wales) entered into forward starting interest rate swaps to hedge the change in benchmark interest rates up through the date of the debt issuances.  See Note 7 for information on the debt issued.  For the six months ended June 30, 2010, WPD (South Wales) recorded hedge ineffectiveness of $3 million in "Interest Expense" on the Statement of Income related to the forward-starting interest rate swaps.

WPDH Limited holds a net notional position in cross-currency swaps totaling $302 million to hedge the interest payments and principal of its U.S. dollar-denominated senior notes with maturity dates ranging from December 2017 to December 2028.  For the three and six months ended June 30, 2010 and 2009, no amounts were recorded related to hedge ineffectiveness.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time periods and any amounts previously recorded in AOCI are reclassified to earnings.  PPL had no such reclassifications for the three and six months ended June 30, 2010, or for the three months ended June 30, 2009, but reclassified a net after-tax gain of $2 million for the six months ended June 30, 2009.  PPL Energy Supply had no such reclassifications for the three and six months ended June 30, 2010 and 2009.

At June 30, 2010, the accumulated net unrealized after-tax losses on qualifying derivatives that are expected to be reclassified into earnings during the next 12 months were $(7) million for PPL and $(4) million for PPL Energy Supply.  Amounts are reclassified as the hedged interest payments are made.

Fair Value Hedges

PPL and PPL Energy Supply are exposed to changes in the fair value of their domestic and international debt portfolios.  To manage this risk, PPL and PPL Energy Supply may enter into financial contracts to hedge fluctuations in the fair value of existing debt due to changes in benchmark interest rates.  At June 30, 2010, PPL held contracts that range in maturity through 2047 and had a notional value of $749 million.  PPL Energy Supply did not hold any such contracts at June 30, 2010.  PPL and PPL Energy Supply did not recognize any gains or losses resulting from the ineffective portion of fair value hedges or from a portion of the hedging instrument being excluded from the assessment of hedge effectiveness for the three and six months ended June 30, 2010 and 2009.  PPL did not recognize any gains or losses from hedges of debt that no longer qualified as fair value hedges for the three and six months ended June 30, 2010 and 2009.  PPL Energy Supply did not recognize any gains or losses resulting from hedges of debt that no longer qualified as fair value hedges for the three and six months ended June 30, 2010 and 2009.

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

Cash Flow Hedges

PPL and PPL Energy Supply may enter into foreign currency derivatives associated with foreign currency-denominated debt and the exchange rate associated with firm commitments denominated in foreign currencies; however, at June 30, 2010, there were no existing contracts of this nature.  Amounts previously classified in AOCI are reclassified as the hedged interest payments are made and as the related equipment is depreciated.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time periods and any amounts previously recorded in AOCI are reclassified to earnings.  There were no such reclassifications for the three and six months ended June 30, 2010 and 2009.

Fair Value Hedges

PPL and PPL Energy Supply enter into foreign currency forward contracts to hedge the exchange rates associated with firm commitments denominated in foreign currencies; however, at June 30, 2010, there were no existing contracts of this nature.  PPL and PPL Energy Supply did not recognize any gains or losses resulting from the ineffective portion of fair value hedges or from a portion of the hedging instrument being excluded from the assessment of hedge effectiveness for the three and six months ended June 30, 2010 and 2009.  Additionally, PPL and PPL Energy Supply did not recognize any gains or losses resulting from hedges of firm commitments that no longer qualified as fair value hedges for the three and six months ended June 30, 2010 and 2009.

Net Investment Hedges

PPL and PPL Energy Supply may enter into foreign currency contracts to protect the value of a portion of their net investment in WPD.  The total notional amount of the contracts outstanding at June 30, 2010 was £15 million (approximately $30 million based on contracted rates).  The settlement dates of these contracts range from March 2011 through June 2011.  At June 30, 2010, the fair value of these positions was a net asset of $7 million.  For the three and six months ended June 30, 2010, PPL and PPL Energy Supply recognized net investment hedge gains, after tax, of $1 million and $4 million in the foreign currency translation adjustment component of OCI.  For the three and six months ended  June 30, 2009, PPL and PPL Energy Supply recognized net investment hedge losses of $(8) million and $(7) million in the foreign currency translation adjustment component of OCI.  At June 30, 2010, PPL and PPL Energy Supply had $15 million of accumulated net investment hedge gains, after tax, that were included in the foreign currency translation adjustment component of AOCI compared with $11 million of gains at December 31, 2009.  See Note 11 for additional information.

Economic Activity

PPL and PPL Energy Supply may enter into foreign currency contracts as an economic hedge of anticipated earnings denominated in British pounds sterling.  At June 30, 2010, the total exposure hedged through a combination of average rate forwards and average rate options was £56 million and the fair value of these positions was a net asset of $1 million.  These contracts had termination dates ranging from July 2010 to December 2010.  Gains and losses, both realized and unrealized, on these contracts are included in "Other Income (Expense) - net" on the Statements of Income.  PPL and PPL Energy Supply recorded a net gain of $2 million during the six months ended June 30, 2010 and net losses of $(11) million during the three and six months ended June 30, 2009.  PPL and PPL Energy Supply recorded an insignificant amount for the three months ended June 30, 2010.  See Note 11 for additional information.

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

(PPL)

The following tables present the fair value and location of derivative instruments recorded on the Balance Sheets.

	June 30, 2010				December 31, 2009
	Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments (a)		Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments (a)
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management Assets/Liabilities (b):
Interest rate swaps	$7	$63			$10
Cross-currency swaps	3	12			1	$4
Foreign currency exchange contracts	7		$1		8		$2
Commodity contracts	722	96	1,378	$1,357	741	219	1,395	$1,279
Total current	739	171	1,379	1,357	760	223	1,397	1,279
Noncurrent:
Price Risk Management Assets/Liabilities (b):
Interest rate swaps	36	16			40
Cross-currency swaps	61				11
Foreign currency exchange contracts					5
Commodity contracts	642	73	618	527	578	118	640	464
Total noncurrent	739	89	618	527	634	118	640	464
Total derivatives	$1,478	$260	$1,997	$1,884	$1,394	$341	$2,037	$1,743

(a)	$342 million and $375 million of net gains associated with derivatives that were no longer designated as hedging instruments are recorded in AOCI at June 30, 2010 and December 31, 2009.
(b)	Represents the location on the balance sheet.

The after-tax balances of accumulated net gains (losses) (excluding net investment hedges) in AOCI were $761 million and $602 million at June 30, 2010 and December 31, 2009.  The after-tax balances of accumulated net gains (losses) (excluding net investment hedges) in AOCI were $308 million and $(21) million at June 30, 2009 and December 31, 2008.

The following tables present the pre-tax effect of derivative instruments recognized in income or OCI for the three and six months ended June 30, 2010.

			Gain (Loss) Recognized in Income on Derivative		Gain (Loss) Recognized in Income on Related Item
Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Location of Gains (Losses) Recognized in Income	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended

Interest rate swaps	Fixed rate debt	Interest expense	$16	$34	$(6)	$(13)

				Three Months Ended		Six Months Ended
Derivative Relationships	Derivative Gain (Loss) Recognized in OCI (Effective Portion)		Location of Gains (Losses) Recognized in Income	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended	Six Months Ended
Cash Flow Hedges:
Interest rate swaps	$(93)	$(101)	Interest expense			$(1)
Cross-currency swaps	24	46	Interest expense	$1		1
			Other income (expense) - net	16		38
Commodity contracts	(196)	429	Wholesale energy marketing	198	$(52)	376	$(165)
			Fuel			1
			Depreciation			1
			Energy purchases	(207)	1	(311)	(17)
Total	$(265)	$374		$8	$(51)	$105	$(182)
Net Investment Hedges:
Foreign exchange contracts	$1	$5

Derivatives Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended	Six Months Ended

Foreign exchange contracts	Other income (expense) - net		$2
Commodity contracts	Unregulated retail electric and gas	$1	12
	Wholesale energy marketing	(435)	324
	Net energy trading margins (a)	(5)
	Fuel	(13)	(12)
	Energy purchases	205	(546)
	Total	$(247)	$(220)

(a)	Differs from statement of income due to intra-month transactions that PPL defines as spot activity, which is not accounted for as a derivative.

The following tables present the pre-tax effect of derivative instruments recognized in income or OCI for the three and six months ended June 30, 2009.

			Gain (Loss) Recognized in Income on Derivative		Gain (Loss) Recognized in Income on Related Item
Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Location of Gains (Losses) Recognized in Income	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended

Interest rate swaps	Fixed rate debt	Interest expense	$(7)	$(5)	$17	$23

				Three Months Ended		Six Months Ended
Derivative Relationships	Derivative Gain (Loss) Recognized in OCI (Effective Portion)		Location of Gains (Losses) Recognized in Income	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended	Six Months Ended
Cash Flow Hedges:
Interest rate swaps	$23	$43	Interest expense	$(1)		$(2)
			Other income (expense) - net			4
Cross-currency swaps	(49)	(39)	Interest expense			1
			Other income (expense) - net	(37)		(15)
Commodity contracts	326	464	Wholesale energy marketing	96	$(207)	144	$(64)
			Fuel	(11)		(10)	2
			Depreciation	1		1
			Energy purchases	(127)	5	(223)	(5)
Total	$300	$468		$(79)	$(202)	$(100)	$(67)
Net Investment Hedges:
Foreign exchange contracts	$(12)	$(11)

Derivatives Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended	Six Months Ended

Foreign exchange contracts	Other income (expense) - net	$(11)	$(11)
Commodity contracts	Unregulated retail electric and gas	3	6
	Wholesale energy marketing	216	500
	Net energy trading margins (a)	9	(4)
	Fuel	13	5
	Energy purchases	(258)	(642)
	Total	$(28)	$(146)

(a)	Differs from statement of income due to intra-month transactions that PPL defines as spot activity, which is not accounted for as a derivative.

(PPL Energy Supply)

The following tables present the fair value and location of derivative instruments recorded on the Balance Sheets.

	June 30, 2010				December 31, 2009
	Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments (a)		Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments (a)
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management Assets/Liabilities (b):
Cross-currency swaps	$3	$12			$1	$4
Foreign currency exchange contracts	7		$1		8		$2
Commodity contracts	722	96	1,378	$1,357	741	219	1,395	$1,279
Total current	732	108	1,379	1,357	750	223	1,397	1,279
Noncurrent:
Price Risk Management Assets/Liabilities (b):
Cross-currency swaps	61				11
Foreign currency exchange contracts					5
Commodity contracts	642	73	618	527	578	118	640	464
Total noncurrent	703	73	618	527	594	118	640	464
Total derivatives	$1,435	$181	$1,997	$1,884	$1,344	$341	$2,037	$1,743

(a)	$342 million and $375 million of net gains associated with derivatives that were no longer designated as hedging instruments are recorded in AOCI at June 30, 2010 and December 31, 2009.
(b)	Represents the location on the balance sheet.

The after-tax balances of accumulated net gains (losses) (excluding net investment hedges) in AOCI were $790 million and $573 million at June 30, 2010 and December 31, 2009.  The after-tax balances of accumulated net gains (losses) (excluding net investment hedges) in AOCI were $293 million and $(12) million at June 30, 2009 and December 31, 2008.

The following tables present the pre-tax effect of derivative instruments recognized in income or OCI for the three and six months ended June 30, 2010.

				Three Months Ended		Six Months Ended
Derivative Relationships	Derivative Gain (Loss) Recognized in OCI (Effective Portion)		Location of Gains (Losses) Recognized in Income	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended	Six Months Ended
Cash Flow Hedges:
Cross-currency swaps	$24	$46	Interest expense	$1		$1
			Other income (expense) - net	16		38
Commodity contracts	(196)	429	Wholesale energy marketing	198	$(52)	376	$(165)
			Fuel			1
			Depreciation			1
			Energy purchases	(207)	1	(311)	(17)
Total	$(172)	$475		$8	$(51)	$106	$(182)
Net Investment Hedges:
Foreign exchange contracts	$1	$5

Derivatives Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended	Six Months Ended

Foreign exchange contracts	Other income (expense) - net		$2
Commodity contracts	Unregulated retail electric and gas	$1	12
	Wholesale energy marketing	(435)	324
	Net energy trading margins (a)	(5)
	Fuel	(13)	(12)
	Energy purchases	205	(546)
	Total	$(247)	$(220)

(a)	Differs from statement of income due to intra-month transactions that PPL Energy Supply defines as spot activity, which is not accounted for as a derivative.

The following tables present the pre-tax effect of derivative instruments recognized in income or OCI for the three and six months ended June 30, 2009.

				Three Months Ended		Six Months Ended
Derivative Relationships	Derivative Gain (Loss) Recognized in OCI (Effective Portion)		Location of Gains (Losses) Recognized in Income	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended	Six Months Ended
Cash Flow Hedges:
Cross-currency swaps	$(49)	$(39)	Interest expense			$1
			Other income (expense) - net	$(37)		(15)
Commodity contracts	326	464	Wholesale energy marketing	96	$(207)	144	$(64)
			Fuel	(11)		(10)	2
			Depreciation	1		1
			Energy purchases	(127)	5	(223)	(5)
Total	$277	$425		$(78)	$(202)	$(102)	$(67)
Net Investment Hedges:
Foreign exchange contracts	$(12)	$(11)

Derivatives Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended	Six Months Ended

Foreign exchange contracts	Other income (expense) - net	$(11)	$(11)
Commodity contracts	Unregulated retail electric and gas	3	6
	Wholesale energy marketing	216	500
	Net energy trading margins (a)	9	(4)
	Fuel	13	5
	Energy purchases	(258)	(642)
	Total	$(28)	$(146)

(a)	Differs from statement of income due to intra-month transactions that PPL Energy Supply defines as spot activity, which is not accounted for as a derivative.

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

To determine net liability positions, PPL and PPL Energy Supply use the fair value of each contract.  The aggregate fair value of all derivative instruments with the credit contingent provisions described above that were in a net liability position at June 30, 2010 was $126 million for PPL and $100 million for PPL Energy Supply, of which both had posted collateral of $100 million in the normal course of business.  At June 30, 2010, if the credit contingent provisions underlying these derivative instruments were triggered due to a credit downgrade below investment grade, PPL and PPL Energy Supply would have been required to post an additional $174 million and $148 million of collateral to their counterparties, net of applicable receivables and payables.

15.	Goodwill

(PPL and PPL Energy Supply)

The changes in the carrying amounts of goodwill by segment were:

	Supply	International Delivery	Total

Balance at December 31, 2009 (a)	$91	$715	$806
Effect of foreign currency exchange rates		(85)	(85)
Balance at June 30, 2010 (a)	$91	$630	$721

(a)	There were no accumulated impairment losses recorded.

16.	Asset Retirement Obligations

(PPL and PPL Energy Supply)

The changes in the carrying amounts of AROs were as follows.

Balance at December 31, 2009	$426
Accretion expense	17
Changes in estimated cash flow or settlement date	5
Obligations settled	(8)
Balance at June 30, 2010	$440

The classification of AROs on the Balance Sheets was as follows.

	June 30, 2010	December 31, 2009

Current portion (a)	$13	$10
Long-term portion (b)	427	416
Total	$440	$426

(a)	Included in "Other current liabilities."
(b)	Included in "Asset retirement obligations."

The most significant ARO recorded by PPL and PPL Energy Supply relates to the decommissioning of the Susquehanna nuclear plant.  The accrued nuclear decommissioning obligation was $362 million and $348 million at June 30, 2010 and December 31, 2009, and is included in "Asset retirement obligations" on the Balance Sheets.

Assets in PPL Susquehanna's NDT funds are legally restricted for purposes of settling PPL Susquehanna's ARO related to the decommissioning of its plant.  The aggregate fair value of these assets was $535 million and $548 million at June 30, 2010 and December 31, 2009, and is included in "Nuclear plant decommissioning trust funds" on the Balance Sheets.  See Notes 13 and 17 for additional information on these assets.

PPL Susquehanna is in the process of performing a site-specific study to update the cost to decommission each Susquehanna nuclear unit.  The impact of this study on the recorded ARO and related PP&E on the Balance Sheet is not now determinable, but could be significant.

17.	Available-for-Sale Securities

(PPL and PPL Energy Supply)

PPL and its subsidiaries classify auction rate securities and securities held by PPL Susquehanna's NDT funds as available-for-sale.  Available-for-sale securities are carried on the balance sheet at fair value.  Unrealized gains and losses on these securities are reported, net of tax, in OCI or are recognized currently in earnings when a decline in fair value is determined to be other-than-temporary.  The specific identification method is used to calculate realized gains and losses.

The following table shows the amortized cost of available-for-sale securities and the gross unrealized gains and losses recorded in AOCI.  See Note 13 for information regarding the fair value of these securities.

	June 30, 2010		December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Amortized Cost	Gross Unrealized Gains
PPL
NDT funds:
Cash and cash equivalents	$7		$7
Equity securities:
U.S. large-cap	176	$68	170	$89
U.S. mid/small-cap	65	29	65	36
Debt securities:
U.S. Treasury	76	5	72	2
U.S. government agency	6	1	9
Municipality	65	2	63	2
Investment-grade corporate	30	2	28	1
Residential mortgage-backed securities	1		1
Receivables/payables, net	2		3
Total NDT funds	428	107	418	130
Auction rate securities	25		25
Total	$453	$107	$443	$130

PPL Energy Supply
NDT funds:
Cash and cash equivalents	$7		$7
Equity securities:
U.S. large-cap	176	$68	170	$89
U.S. mid/small-cap	65	29	65	36
Debt securities:
U.S. Treasury	76	5	72	2
U.S. government agency	6	1	9
Municipality	65	2	63	2
Investment-grade corporate	30	2	28	1
Residential mortgage-backed securities	1		1
Receivables/payables, net	2		3
Total NDT funds	428	107	418	130
Auction rate securities	20		20
Total	$448	$107	$438	$130

Gross unrealized losses recorded in AOCI were insignificant at June 30, 2010 and December 31, 2009.  Additionally, there were no securities with credit losses at June 30, 2010 and December 31, 2009.

The following table shows the scheduled maturity dates of debt securities held at June 30, 2010.

	Maturity Less Than 1 Year	Maturity 1-5 Years	Maturity 5-10 Years	Maturity in Excess of 10 Years	Total
PPL
Amortized cost	$12	$65	$56	$70	$203
Fair value	12	68	60	73	213

PPL Energy Supply
Amortized cost	$12	$65	$56	$65	$198
Fair value	12	68	60	68	208

The following table shows proceeds from and realized gains (losses) on sales of available-for-sale securities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
PPL and PPL Energy Supply
Proceeds from sales of NDT securities (a)	$24	$54	$68	$141
Other proceeds from sales		150		150
Gross realized gains (b)	4	6	9	13
Gross realized losses (b)	(2)	(3)	(3)	(13)

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

Pending Acquisition of E.ON U.S.

In April 2010, PPL announced that it had entered into a Purchase and Sale Agreement (the PSA) among E.ON US Investments, PPL, and E.ON AG providing for the sale of E.ON U.S. to PPL.

Pursuant to the PSA, at closing, PPL will acquire all of the outstanding limited liability company interests of E.ON U.S. for cash consideration of approximately $2.1 billion.  In addition, PPL agreed to assume, through consolidation, $925 million of outstanding pollution control bonds and to repay indebtedness owed by E.ON U.S. and its subsidiaries to E.ON US Investments and its affiliates.  Such affiliate indebtedness is currently estimated to be approximately $4.6 billion.  The aggregate consideration payable by PPL at closing, approximately $7.6 billion (including the surviving indebtedness), is subject to adjustment for specified incremental investment in E.ON U.S. that will potentially be made by E.ON US Investments and its affiliates prior to closing.  In June 2010, PPL funded $3.5 billion of the total purchase price through the issuance of common stock and Equity Units.  See Note 7 to the Financial Statements for additional information.  Also, see Note 14 to the Financial Statements for information on the monetization of certain full-requirement sales contracts that provided an additional $249 million in cash to support the pending acquisition.

In June 2010, PPL closed into escrow two new $400 million four-year syndicated credit facilities intended to be entered into by LG&E and KU upon effectiveness.  Subject to certain conditions, the new credit facilities will become effective on the date that the acquisition of E.ON U.S. is consummated by PPL.  See Note 7 to the Financial Statements for additional information.

In July 2010, the Kentucky Public Service Commission approved rate adjustments totaling $189 million for LG&E and KU based on filings that were made prior to the announcement of PPL's pending acquisition of E.ON U.S.  These rate adjustments will take effect August 1, 2010.

E.ON U.S. and PPL have made customary representations and warranties and covenants in the PSA.  The transaction is subject to customary closing conditions, including the expiration or termination of the applicable waiting period under the HSR Act, receipt of required regulatory approvals (including state regulators in Kentucky, Virginia and Tennessee, and the FERC) and the absence of injunctions or restraints imposed by governmental entities.  Subject to receipt of required approvals, the transaction is expected to close by the end of 2010.

The PSA also contains certain customary termination rights for both PPL and E.ON US Investments, including a termination right for either party if the closing does not occur by April 28, 2011 (provided that either party may postpone such date to October 28, 2011 in the event that the only closing condition that remains to be satisfied is the receipt of regulatory approvals).  In addition, E.ON US Investments has the right to terminate the PSA if PPL has failed to consummate the transaction when it was otherwise obligated to do so.  Upon such termination, subject to certain conditions, PPL may be required to pay to E.ON US Investments a termination fee of $450 million.

E.ON U.S., through its public utility subsidiaries LG&E and KU, provides electric service to 941,000 customers, primarily in Kentucky, with some customers in Virginia and Tennessee.  LG&E also distributes and sells natural gas to 321,000 customers in Kentucky.  E.ON U.S. has 3,100 employees and owns and operates approximately 8,100 MW of regulated electric generation capacity.

The acquisition is expected to substantially rebalance the mix of PPL's regulated and unregulated business by increasing the regulated portion of its business, strengthen PPL's credit profile and enhance rate-regulated growth opportunities (as the regulated businesses make investments to improve infrastructure and customer reliability).  The increase in regulated assets will provide earnings stability through regulated returns and the ability to recover costs of capital investments, in contrast to the competitive supply business where earnings and cash flows are subject to market conditions.  In 2010, PPL projects 25% of its earnings will be provided by its regulated businesses and the remaining 75% provided by its unregulated business.  In 2011, subsequent to the acquisition, PPL projects 55% to 60% of its earnings will be provided by its regulated businesses and the remainder will be provided by its unregulated business.

There is no impact from this pending acquisition or the related financing reflected in "Outlook" within "Results of Operations - Segment Results" for any of PPL's reportable segments.

During the three and six months ended June 30, 2010, PPL incurred acquisition-related costs, including advisory, accounting and legal fees, of $7 million which were recorded in "Other Income (Expense) - net" on the Statement of Income.  In addition, amortization of deferred Bridge Facility financing costs of $22 million was recorded in "Interest Expense" on the Statement of Income.  See "Results of Operations - Segment Results - Supply Segment - Reconciliation of Economic Activity" for additional information on losses incurred on the monetization of certain full-requirement sales contracts that management considers a special item related to the pending acquisition of E.ON U.S.

Unless otherwise noted, the remainder of this Item 2 relates solely to PPL, exclusive of E.ON U.S.  See "Part II, Item 1A. Risk Factors" for additional information on specific risks associated with this pending acquisition.

Customer Choice in Pennsylvania

Under the Customer Choice Act, as part of a settlement approved by the PUC, PPL Electric agreed to provide electricity as a PLR at predetermined "capped" rates through 2009.  To mitigate the risk that PPL Electric would not be able to obtain adequate energy supply at the "capped" rates, PPL Electric entered into full-requirement energy supply contracts with PPL EnergyPlus.  Under these contracts, through 2009, PPL EnergyPlus supplied PPL Electric's entire PLR load at predetermined prices equal to the capped generation rates that PPL Electric was authorized to charge its customers.  Effective January 1, 2010, PPL Electric's rates for generation supply as a PLR are no longer capped and the cost of electric generation is based on a competitive solicitation process.

When comparing the three and six months ended June 30, 2010 to the same periods in 2009, certain line items on PPL's financial statements were impacted by the Customer Choice Act, Act 129 and other related issues.  Overall, the expiration of generation rate caps had a significant positive impact on PPL's results of operations, financial condition and cash flows during the first half of 2010.  This trend is expected to continue through the end of 2010.

The primary impact of the expiration of generation rate caps is captured in PPL's domestic gross energy margins.  See "Statement of Income Analysis" for an explanation of this non-GAAP financial measure.  In 2010, PPL is selling the majority of its generation supply under various wholesale and retail contracts at prevailing market rates at the time the contracts were executed.  In 2009, the majority of generation produced by PPL's generation plants was sold to PPL Electric's customers as PLR supply under predetermined capped rates.

Regarding PPL's domestic regulated electric delivery operations, the expiration of generation rate caps, the resulting competitive solicitations for power supply, the migration of customers to alternative suppliers, the Customer Choice Act and Act 129 had minimal impact on domestic gross delivery margins as approved recovery mechanisms allow for cost recovery of associated expenses, including the cost of energy provided as a PLR.  PPL's domestic regulated electricity delivery operations continue to remain the delivery provider for all customers in its service territory and charge a regulated rate for the service of delivering electricity.

However, PPL's domestic regulated electric delivery 2010 margins were negatively impacted by the expiration of CTC recovery in December 2009.

See "Statement of Income Analysis - Margins - Domestic Gross Delivery Margins" for additional information.

Market Events

In the first half of 2009, financial and commodity market conditions generally increased PPL's exposure to credit risk; made obtaining new sources of bank and capital markets funding and issuing commercial paper more difficult and costly; and caused negative investment returns in the assets of PPL's defined benefit plans and PPL Susquehanna's NDT funds.  Since mid-2009, bank credit capacity has improved; the energy and financial markets in which PPL transacts, with the exception of the market for auction rate securities, are active; and the values of debt and equity securities in PPL's defined benefit plans and PPL Susquehanna's NDT funds have improved.

PPL continues to be impacted in 2010 by higher costs of renewing existing or establishing new credit facilities and lower demand for electricity resulting from the impacts of economic conditions and customer shopping under full-requirement sales contracts.

Enactment of Financial Reform Legislation

In July 2010, the Dodd-Frank Act was signed into law.  Of particular relevance to PPL, the Dodd-Frank Act includes provisions that require most over-the-counter derivative transactions to be executed through an exchange and to be cleared centrally.  The Dodd-Frank Act, however, provides an exemption from mandatory clearing and exchange trading requirements for over-the-counter derivative transactions used to hedge commercial risk.  Although the term "hedging commercial risk" is not defined in the Dodd-Frank Act, it is anticipated that transactions utilized by PPL should qualify if they are not entered into for speculative purposes.  The Dodd-Frank Act also provides that the Commodity Futures Trading Commission may impose collateral and margin requirements for over-the-counter derivative transactions, including those that are used to hedge commercial risk.  However, during drafting of the Dodd-Frank Act, certain members of Congress adopted report language and issued a public letter stating that it was not their intention to impose margin and collateral requirements on counterparties that utilize these transactions to hedge commercial risk.  Final rules on major provisions in the Dodd-Frank Act, including imposition of collateral and margin requirements, will be established through rulemakings and will not take effect until 12 months after the date of enactment.  PPL may be required to post additional collateral if they are subject to margin requirements as ultimately adopted in the implementing regulations of the Dodd-Frank Act.  PPL will continue to evaluate the provisions of the Dodd-Frank Act and monitor developments related to its implementation.  At this time, however, PPL cannot predict the impact that the new law or the effect its implementing regulations will have on its business or operations, or the markets in which it transacts business.

Results of Operations

The following discussion begins with a summary of PPL's earnings.  "Results of Operations" continues with a review of results by reportable segment and a description of key factors by segment that management expects may impact future earnings.  This section ends with "Statement of Income Analysis," which includes explanations of significant changes in principal items on PPL's Statements of Income, comparing the three and six months ended June 30, 2010, with the same periods in 2009.

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

Earnings

Net income (loss) attributable to PPL and the related EPS were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income (loss) attributable to PPL	$85	$(7)	$335	$234
EPS - basic	$0.22	$(0.02)	$0.88	$0.62
EPS - diluted	$0.22	$(0.02)	$0.88	$0.62

The changes in net income (loss) attributable to PPL from period to period were, in part, attributable to several items that management considers special.  Details of these special items are provided within the review of each segment's earnings.  The three and six months ended June 30, 2010 were also negatively impacted by unallocated costs related to the pending acquisition of E.ON U.S.  These costs are considered special items by management and are not included within any segment's results, as noted below.

Segment Results

Net income (loss) attributable to PPL by segment and for "Unallocated Costs" was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Supply	$30	$(86)	$167	$19
International Delivery	58	62	134	149
Pennsylvania Delivery	16	17	53	66
Unallocated Costs (a)	(19)		(19)
Net income (loss) attributable to PPL	$85	$(7)	$335	$234

(a)
Includes $6 million, after tax, of certain acquisition-related costs, including advisory, accounting, and legal fees associated with the pending acquisition of E.ON U.S. that are recorded in "Other Income (Expense) - net" on the Statement of Income.  Also includes $13 million, after tax, of amortization of deferred Bridge Facility financing costs that are recorded in "Interest Expense" on the Statement of Income.  See Notes 7 and 8 to the Financial Statements for additional information on the pending acquisition and related financing.

Supply Segment

The Supply segment primarily consists of the domestic energy marketing and trading activities, as well as the generation and development operations of PPL Energy Supply.  In 2010 and 2009, PPL Generation completed the sale of several businesses, which have been classified as Discontinued Operations.  See Note 8 to the Financial Statements for additional information.

Supply segment net income (loss) attributable to PPL was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Energy revenues
External (a)	$699	$684	$2,623	$1,863
Intersegment	64	411	179	908
Energy-related businesses	104	97	188	189
Total operating revenues	867	1,192	2,990	2,960
Fuel and energy purchases
External (a)	349	833	1,747	2,005
Intersegment		20	1	40
Other operation and maintenance	253	225	534	457
Depreciation	68	57	133	107
Taxes, other than income	12	8	23	15
Energy-related businesses	96	94	180	182
Total operating expenses	778	1,237	2,618	2,806
Other Income (Expense) - net	6	6	11	35
Other-Than-Temporary Impairments	3	1	3	18
Interest Expense	53	50	110	97
Income Taxes	9	(36)	103	26
Loss from Discontinued Operations		(32)		(29)
Net Income (Loss) Attributable to PPL	$30	$(86)	$167	$19

(a)	Includes impact from energy-related economic activity. See "Commodity Price Risk (Non-trading) - Economic Activity" in Note 14 to the Financial Statements for additional information.

The after-tax changes in net income (loss) attributable to PPL between these periods were due to the following factors.

	June 30, 2010 vs. June 30, 2009
	Three Months Ended	Six Months Ended

Eastern U.S. non-trading margins	$132	$322
Western U.S. non-trading margins	6	6
Net energy trading margins	(2)	11
Other operation and maintenance	(10)	(31)
Depreciation	(6)	(15)
Other income (expense) - net	2	(7)
Discontinued operations, net of special item (Note 8)	5	6
Other	3	1
Special items	(14)	(145)
	$116	$148

•	See "Domestic Gross Energy Margins" for an explanation of non-trading margins and net energy trading margins.

•
Other operation and maintenance increased for both periods primarily due to higher payroll costs.  The six-month period also increased due to higher outage costs at eastern generation plants and higher uncollectible accounts expense.

•
Depreciation increased for both periods primarily due to the completion of the Brunner Island environmental projects, which impacted depreciation expense primarily beginning in the second half of 2009.

•
Other income (expense) - net decreased for the six month period primarily due to gains related to the extinguishment of notes in 2009, partially offset by higher earnings on securities in PPL Susquehanna's NDT funds in 2010.

The following after-tax amounts, which management considers special items, also impacted the Supply segment's earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Adjusted energy-related economic activity, net (a)	$(54)	$(88)	$(119)	$(38)
Sales of assets:
Long Island generation business (Note 8)		(34)		(34)
Sundance indemnification	1		1
Impairments:
Adjustments - NDT investments (b)		2		(1)
Impacts from emission allowances (c)	(5)		(7)	(15)
Other asset impairments				(2)
Pending E.ON U.S. acquisition-related costs:
Monetization of certain full-requirement sales contracts (a)	(75)		(75)
Workforce reduction (Note 9)				(6)
Other:
Montana hydroelectric litigation (Note 10)	(1)		(33)
Health Care Reform - tax impact (Note 9)			(8)
Total	$(134)	$(120)	$(241)	$(96)

(a)	See "Reconciliation of Economic Activity" below.
(b)	Represents other-than-temporary impairment charges on securities, including reversals of previous impairments when securities previously impaired were sold.
(c)
The six months ended June 30, 2009 includes a pre-tax gain of $4 million related to the settlement of a dispute regarding the sale of certain annual nitrogen oxide allowance put options.  Also, see Note 13 to the Financial Statements for information on impairments of sulfur dioxide emission allowances.

Reconciliation of Economic Activity

The following table reconciles pre-tax gains (losses) from the table within "Commodity Price Risk (Non-trading) - Economic Activity" in Note 14 to the Financial Statements to the special items identified as "Adjusted energy-related economic activity, net" and "Monetization of certain full-requirement sales contracts" in the table above.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Operating Revenues
Unregulated retail electric and gas	$(2)	$1	$8	$2
Wholesale energy marketing	(666)	(112)	(242)	240
Operating Expenses
Fuel	(8)	26	(3)	28
Energy purchases	445	(65)	(118)	(334)
Energy-related economic activity (a)	(231)	(150)	(355)	(64)
Option premiums (b)	11		25
Adjusted energy-related economic activity	(220)	(150)	(330)	(64)
Less: Monetization of certain full-requirement sales contracts (c)	(127)		(127)
Adjusted energy-related economic activity, net - pre tax	$(93)	$(150)	$(203)	$(64)

Adjusted energy-related economic activity, net - after tax	$(54)	$(88)	$(119)	$(38)
Monetization of certain full-requirement sales contracts - after tax (c)	$(75)		$(75)

(a)	The components of this item are from the table within "Commodity Price Risk (Non-trading) - Economic Activity" in Note 14 to the Financial Statements.
(b)
Adjustment for the net deferral and amortization of option premiums over the delivery period of the item that was hedged or upon realization.  After-tax amounts for the three and six months ended June 30, 2010 were $6 million and $14 million.

(c)
See "Commodity Price Risk - (Non-trading) - Monetization of Certain Full-Requirement Sales Contracts" in Note 14 to the Financial Statements for additional information.  This item includes the $60 million loss ($36 million after tax) referenced in Note 14 associated with full-requirement sales contracts that have been monetized.  Also included in this item is a net loss of $67 million ($39 million after tax) on economic activity related to these full-requirement sales contracts.  Such amount was previously recorded in "Adjusted energy-related economic activity, net."

Outlook

Excluding special items, PPL projects higher earnings from its Supply segment in 2010 compared with 2009, due to strong growth in energy margins.  The forecast for strong growth in energy margins is based on hedged power and fuel prices, as well as established capacity prices in PJM.  These positive factors are expected to be partially offset by higher depreciation, higher financing costs, and higher operation and maintenance expenses.

As described in Note 8 to the Financial Statements, PPL Maine has entered into an agreement to sell its three remaining hydroelectric facilities to a coalition of government agencies and private groups.  Upon completion of the pending sale, PPL Energy Supply would record an after-tax gain of between $14 million and $18 million, which will be reflected as a special item, including contingent consideration to be received from the buyer of the hydroelectric facilities sold in November 2009.  The after-tax gain decreases to between $7 million and $9 million in the event the sale of the three remaining facilities occurs after November 1, 2013.

International Delivery Segment

The International Delivery segment primarily includes the electric distribution operations of WPD.

International Delivery segment net income attributable to PPL was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Utility revenues	$172	$155	$375	$331
Energy-related businesses	6	8	16	15
Total operating revenues	178	163	391	346
Other operation and maintenance	39	31	83	65
Depreciation	29	27	58	53
Taxes, other than income	13	13	27	26
Energy-related businesses	4	4	8	7
Total operating expenses	85	75	176	151
Other Income (Expense) - net	1	(13)	2	(11)
Interest Expense	33	18	64	31
Income Taxes	3	(5)	19	4
Net Income Attributable to PPL	$58	$62	$134	$149
The after-tax changes in net income attributable to PPL between these periods were due to the following factors.

	June 30, 2010 vs. June 30, 2009
	Three Months Ended	Six Months Ended
U.K.
Utility revenues	$10	$16
Other operation and maintenance	(6)	(14)
Interest expense	(10)	(22)
Income taxes	(12)	(25)
Foreign currency exchange rates	1	8
Other		(1)
U.S. Income taxes	6	11
Other	2	4
Special items	5	8
	$(4)	$(15)

•
Higher U.K. utility revenues for both periods primarily due to price increases in April 2010 and 2009.  The six-month period was partially offset by revised estimates of electricity network line losses.

•
Higher U.K. other operation and maintenance for both periods primarily due to higher pension expenses resulting from an increase in amortization of actuarial losses and a decrease in the discount rate.

•	Higher U.K. interest expense for both periods on the Index-linked Senior Unsecured Notes primarily due to higher inflation rates and higher interest expense related to the March 2010 debt issuance.

•	Higher U.K. income taxes for both periods primarily due to favorable settlements of uncertain tax positions in 2009.

•
Changes in U.K. foreign currency exchange rates positively affected WPD earnings for both periods.  The weighted-average exchange rate for the British pound sterling was $1.51 and $1.56 for the three and six months ended June 30, 2010, compared with $1.46 for the same periods in 2009.

•	Lower U.S. income taxes for both periods due to favorable foreign source income tax benefits as a result of dividend planning and higher U.K. pension contributions.

The following after-tax amounts, which management considers special items, also impacted the International Delivery segment's earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Foreign currency-related economic hedges - unrealized impacts (a)	$(1)	$(6)	$(1)	$(6)
Asset impairments				(1)
Workforce reduction (Note 9)				(2)
Total	$(1)	$(6)	$(1)	$(9)

(a)	Represents unrealized gains (losses) on contracts that economically hedge anticipated earnings denominated in British pound sterling.

Outlook

Excluding special items, PPL projects lower earnings from its International Delivery segment in 2010 compared with 2009 as a result of higher income taxes, higher operation and maintenance expenses, and higher financing costs.  These negative factors are expected to be partially offset by higher utility revenues and more favorable foreign currency effects, which include the effects of currency exchange rates and foreign currency hedging instruments.

Pennsylvania Delivery Segment

The Pennsylvania Delivery segment includes the regulated electric delivery operations of PPL Electric.

Pennsylvania Delivery segment net income attributable to PPL was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Operating revenues
External	$522	$727	$1,334	$1,617
Intersegment		20	1	40
Total operating revenues	522	747	1,335	1,657
Energy purchases
External	209	31	619	63
Intersegment	64	411	179	908
Other operation and maintenance	131	98	251	204
Amortization of recoverable transition costs		70		154
Depreciation	33	30	67	63
Taxes, other than income	29	46	76	98
Total operating expenses	466	686	1,192	1,490
Other Income (Expense) - net	2	1	4	5
Interest Expense	24	31	50	60
Income Taxes	11	10	32	37
Net Income	23	21	65	75
Net Income Attributable to Noncontrolling Interests	7	4	12	9
Net Income Attributable to PPL	$16	$17	$53	$66

The after-tax changes in net income attributable to PPL between these periods were due to the following factors.

	June 30, 2010 vs. June 30, 2009
	Three Months Ended	Six Months Ended

Domestic gross delivery margins	$8	$(1)
Other operation and maintenance	(9)	(16)
Depreciation	(2)	(2)
Interest expense	4	6
Noncontrolling interests (Note 7)	(3)	(3)
Other	1	(3)
Special items		6
	$(1)	$(13)

•	See "Domestic Gross Delivery Margins" for an explanation of margins generated by PPL's domestic regulated electric delivery operations.

•	Other operation and maintenance increased for both periods primarily due to higher payroll costs due to increased staffing and higher vegetation management costs.

•	Interest expense decreased for both periods primarily due to long-term debt retirements in the third quarter of 2009.

The following after-tax amounts, which management considers special items, also impacted the Pennsylvania Delivery segment's earnings.

Six Months Ended June 30, 2009

Asset impairments	$(1)
Workforce reduction (Note 9)	(5)
Total	$(6)

Outlook

Excluding special items, PPL projects lower earnings from its Pennsylvania Delivery segment in 2010 compared with 2009, primarily driven by higher operation and maintenance expenses, partially offset by lower financing costs.

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

Margins

Non-GAAP Financial Measures

The following discussion includes financial information prepared in accordance with GAAP, as well as two non-GAAP financial measures:  "Domestic Gross Energy Margins" and "Domestic Gross Delivery Margins."

•
"Domestic Gross Energy Margins" is a single financial performance measure of PPL's domestic energy non-trading and trading activities.  In calculating this measure, the Supply segment's energy revenues are offset by the cost of fuel and energy purchases, and adjusted for other related items.  This performance measure excludes utility revenues and includes PLR revenues from energy sales to PPL Electric by PPL EnergyPlus.  In addition, PPL excludes from "Domestic Gross Energy Margins" energy-related economic activity, which includes the changes in fair value of positions used to economically hedge a portion of the economic value of PPL's generation assets, full-requirement and retail activities.  This economic value is subject to changes in fair value due to market price volatility of the input and output commodities (e.g., fuel and power) prior to the delivery period that was hedged.  Also included in this energy-related economic activity is the ineffective portion of qualifying cash flow hedges, losses on the monetization of certain full-requirement sales contracts and premium amortization associated with options.  This economic activity is deferred, with the exception of the losses on the full-requirement sales contracts that were monetized, and included in domestic gross energy margins over the delivery period that was hedged or upon realization.  PPL believes that "Domestic Gross Energy Margins" provides another criterion to make investment decisions.  This performance measure is used, in conjunction with other information, internally by senior management and the Board of Directors to manage its domestic energy non-trading and trading activities.  PPL's management also uses "Domestic Gross Energy Margins" in measuring certain corporate performance goals used in determining variable compensation.

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

Domestic Gross Energy Margins

The following table reconciles "Operating Income" to "Domestic Gross Energy Margins" as defined by PPL.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Operating Income (a)	$238	$104	$730	$516
Adjustments:
Utility (a)	(692)	(881)	(1,706)	(1,946)
Energy-related businesses, net (b)	(10)	(7)	(16)	(15)
Other operation and maintenance (a)	423	354	868	726
Amortization of recoverable transition costs (a)		70		154
Depreciation (a)	130	114	258	223
Taxes, other than income (a)	54	67	126	139
Revenue adjustments (c)	719	530	392	682
Expense adjustments (c)	(241)	38	712	305
Domestic gross energy margins	$621	$389	$1,364	$784

(a)	As reported on the Statements of Income.
(b)	Amount represents the net of "Energy-related businesses" revenue and expense as reported on the Statements of Income.
(c)	The components of these adjustments are detailed in the tables below.

The following tables provide the income statement line items and other adjustments that comprise domestic gross energy margins.

	Three Months Ended June 30,
	2010	2009	Change
Revenue
Unregulated retail electric and gas (a)	$101	$32	$69
Wholesale energy marketing (a)	595	646	(51)
Net energy trading margins (a)	5	7	(2)
Revenue adjustments (b)
Impact from energy-related economic activity (c)	656	111	545
PLR revenue from energy supplied to PPL Electric by PPL EnergyPlus (d)	64	411	(347)
Gains (losses) from sale of RECs (e)	(1)	1	(2)
Revenues from Supply segment discontinued operations (f)		7	(7)
Total revenue adjustments	719	530	189
	1,420	1,215	205
Expense
Fuel (a)	263	186	77
Energy purchases (a)	295	678	(383)
Expense adjustments (b)
Impact from energy-related economic activity (c)	436	(39)	475
External PLR energy purchases (g)	(209)	(11)	(198)
Other	14	12	2
Total expense adjustments	241	(38)	279
	799	826	(27)
Domestic gross energy margins	$621	$389	$232

	Six Months Ended June 30,
	2010	2009	Change
Revenue
Unregulated retail electric and gas (a)	$205	$74	$131
Wholesale energy marketing (a)	2,405	1,796	609
Net energy trading margins (a)	16	(5)	21
Revenue adjustments (b)
Impact from energy-related economic activity (c)	209	(242)	451
PLR revenue from energy supplied to PPL Electric by PPL EnergyPlus (d)	179	908	(729)
Gains from sale of RECs (e)		1	(1)
Revenues from Supply segment discontinued operations (f)	4	15	(11)
Total revenue adjustments	392	682	(290)
	3,018	2,547	471
Expense
Fuel (a)	496	444	52
Energy purchases (a)	1,870	1,624	246
Expense adjustments (b)
Impact from energy-related economic activity (c)	(121)	(306)	185
External PLR energy purchases (g)	(618)	(23)	(595)
Other	27	24	3
Total expense adjustments	(712)	(305)	(407)
	1,654	1,763	(109)
Domestic gross energy margins	$1,364	$784	$580

(a)	As reported on the Statements of Income.
(b)	To include/exclude the impact of any revenues and expenses consistent with the way management reviews domestic gross energy margins.
(c)
See "Commodity Price Risk (Non-trading) - Economic Activity" in Note 14 to the Financial Statements for additional information.  In addition, the three and six months ended June 30, 2010 include a pre-tax gain of $11 million and $25 million related to the amortization of option premiums.

(d)	Included in "Utility" on the Statements of Income.
(e)	Included in "Other operation and maintenance" on the Statements of Income.
(f)
The six months ended June 30, 2010 and the three and six months ended June 30, 2009 include revenues associated with the Long Island generation business.  The three and six months ended June 30, 2009 include revenues associated with the majority of PPL Maine's hydroelectric generation business.  See Note 8 to the Financial Statements for additional information.

(g)	Included in "Energy purchases" on the Statements of Income.

Domestic Gross Energy Margins by Region

Domestic gross energy margins are generated through PPL's non-trading and trading activities.  PPL manages its non-trading energy business on a geographic basis that is aligned with its generation assets.

	Three Months Ended June 30,
	2010	2009	Change
Non-trading:
Eastern U.S.	$526	$301	$225
Western U.S.	88	77	11
Net energy trading	7	11	(4)
Domestic gross energy margins	$621	$389	$232

	Six Months Ended June 30,
	2010	2009	Change
Non-trading:
Eastern U.S.	$1,175	$624	$551
Western U.S.	171	161	10
Net energy trading	18	(1)	19
Domestic gross energy margins	$1,364	$784	$580

Eastern U.S.

Eastern U.S. non-trading margins were $225 million and $551 million higher during the three and six months ended June 30, 2010, compared with the same periods in 2009.

The increases during the three and six months ended June 30, 2010 were primarily due to significantly higher pricing in 2010 for its eastern baseload generation of $276 million and $570 million compared with prices realized under the full-requirement sales contract with PPL Electric that expired at the end of 2009.  Partially offsetting the increases for both periods were lower realized net margins from full-requirement sales contracts due to lower customer demand.

Western U.S.

Western U.S. non-trading margins were $11 million and $10 million higher during the three and six months ended June 30, 2010, compared with the same periods in 2009.  The increase for the three-month and six-month periods was primarily due to higher average prices, partially offset by lower volumes.

Net Energy Trading

Net energy trading margins were $4 million lower for the three months and $19 million higher for the six months ended June 30, 2010, compared with the same periods in 2009.  The unfavorable variance for the three-month period was primarily due to lower trading margins related to power, partially offset by favorable margins related to FTRs.  The favorable variance for the six-month period was primarily due to higher trading margins related to FTRs.

Domestic Gross Delivery Margins

The following table reconciles "Operating Income" to "Domestic Gross Delivery Margins" as defined by PPL.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Operating Income (a)	$238	$104	$730	$516
Adjustments:
Unregulated retail electric and gas (a)	(101)	(32)	(205)	(74)
Wholesale energy marketing (a)	(595)	(646)	(2,405)	(1,796)
Net energy trading margins (a)	(5)	(7)	(16)	5
Energy-related businesses, net (b)	(10)	(7)	(16)	(15)
Fuel (a)	263	186	496	444
Energy purchases (a)	295	678	1,870	1,624
Other operation and maintenance (a)	423	354	868	726
Depreciation (a)	130	114	258	223
Taxes, other than income (a)	54	67	126	139
Revenue adjustments (c)	(236)	(566)	(554)	(1,239)
Expense adjustments (c)	(257)	(60)	(732)	(131)
Domestic gross delivery margins	$199	$185	$420	$422

(a)	As reported on the Statements of Income.
(b)	Amount represents the net of "Energy-related businesses" revenue and expense as reported on the Statements of Income.
(c)	The components of these adjustments are detailed in the tables below.

The following tables provide the income statement line items and other adjustments that comprise domestic gross delivery margins.

	Three Months Ended June 30,
	2010	2009	Change
Revenue
Utility (a)	$692	$881	$(189)
Revenue adjustments (b)
WPD utility revenue (c)	(172)	(155)	(17)
PLR revenue from energy supplied to PPL Electric by PPL EnergyPlus (c)	(64)	(411)	347
Total revenue adjustments	(236)	(566)	330
	456	315	141
Expense
Amortization of recoverable transition costs (a)		70	(70)
Expense adjustments (b)
External PLR energy purchases (d)	209	11	198
Gross receipts tax (e)	27	44	(17)
Act 129 (f)	19		19
Other	2	5	(3)
Total expense adjustments	257	60	197
	257	130	127
Domestic gross delivery margins	$199	$185	$14

	Six Months Ended June 30,
	2010	2009	Change
Revenue
Utility (a)	$1,706	$1,946	$(240)
Revenue adjustments (b)
WPD utility revenue (c)	(375)	(331)	(44)
PLR revenue from energy supplied to PPL Electric by PPL EnergyPlus (c)	(179)	(908)	729
Total revenue adjustments	(554)	(1,239)	685
	1,152	707	445
Expense
Amortization of recoverable transition costs (a)		154	(154)
Expense adjustments (b)
External PLR energy purchases (d)	618	23	595
Gross receipts tax (e)	72	95	(23)
Act 129 (f)	37		37
Other	5	13	(8)
Total expense adjustments	732	131	601
	732	285	447
Domestic gross delivery margins	$420	$422	$(2)

(a)	As reported on the Statements of Income.
(b)	To include/exclude the impact of any revenues and expenses consistent with the way management reviews domestic gross delivery margins.
(c)	Included in "Utility" on the Statements of Income.
(d)	Included in "Energy purchases" on the Statements of Income. Excludes NUG purchases, the sales of which are not included in "Utility" revenue.
(e)	Included in "Taxes, other than income" on the Statements of Income.
(f)	Included in "Other operation and maintenance" on the Statement of Income.

Domestic Gross Delivery Margins by Component

Domestic gross delivery margins are generated through PPL's domestic regulated electric distribution activities, including PLR supply, and transmission activities.

	Three Months Ended June 30,
	2010	2009	Change

Distribution	$157	$157
Transmission	42	28	$14
Domestic gross delivery margins	$199	$185	$14

	Six Months Ended June 30,
	2010	2009	Change

Distribution	$336	$355	$(19)
Transmission	84	67	17
Domestic gross delivery margins	$420	$422	$(2)

Distribution

Distribution margins were unfavorably impacted during the three months ended June 30, 2010, compared with the same period in 2009, primarily due to margins realized in 2009 related to the collection of CTC, which ended in December 2009, offset by the impact of favorable weather on 2010 margins.

Distribution margins were $19 million lower during the six months ended June 30, 2010, compared with the same period in 2009, primarily due to margins realized in 2009 related to the collection of CTC, which ended in December 2009.

Transmission

Transmission margins were $14 million and $17 million higher during the three and six months ended June 30, 2010, compared with the same periods in 2009, primarily due to the recovery of additional costs through a FERC tariff that utilizes a formula-based rate recovery mechanism.

Utility Revenues

The decreases in utility revenues were attributable to:

	June 30, 2010 vs. June 30, 2009
	Three Months Ended	Six Months Ended
Domestic:
Retail electric revenue (a)	$(206)	$(284)
U.K.:
Electric delivery revenue (b)	14	23
Foreign currency exchange rates	3	21
	$(189)	$(240)

(a)	See "Domestic Gross Delivery Margins" above.
(b)
Higher U.K. electric delivery revenue for the three months ended June 30, 2010, compared with the same period in 2009, was mainly due to an increase in prices effective April 1, 2010 and 2009.

Higher U.K. electric delivery revenue for the six months ended June 30, 2010, compared with the same period in 2009, was mainly due to an increase in prices effective April 1, 2010 and 2009, partially offset by a revised estimate of network electricity losses.

Other Operation and Maintenance

The increases in other operation and maintenance expenses were due to:

	June 30, 2010 vs. June 30, 2009
	Three Months Ended	Six Months Ended

Montana hydroelectric litigation (Note 10)	$2	$51
Amortization of Act 129 costs (a)	19	37
Costs at fossil/hydroelectric plants (b)	25	24
Defined benefit costs	9	19
Vegetation management costs	8	10
Other costs at Susquehanna nuclear plant	5	8
Payroll-related costs - PPL Electric	5	7
Outage costs at Susquehanna nuclear plant (c)	(25)	6
Workforce reduction (Note 9)		(22)
Impairment and other charges - emission allowances (d)	8	(14)
Other - Domestic	11	10
Other - U.K.	2	6
	$69	$142

(a)
Relates to costs associated with a PUC-approved energy efficiency and conservation plan.  These costs are recovered in customer rates and substantially match the revenue recorded, therefore have minimal impact on earnings.  See "Regulatory Issues - Pennsylvania Activities" in Note 10 to the Financial Statements for additional information on this plan.  These costs are included in "Domestic Gross Delivery Margins" above.

(b)	Relates primarily to increased outage costs.
(c)	Relates primarily to the timing of outage costs at the Susquehanna nuclear plant. In 2010, the refueling and inspection outage commenced in early March and in 2009 it commenced in April.
(d)
Relates to an $8 million higher impairment of sulfur dioxide emission allowances for the three-month period and a $19 million lower impairment of sulfur dioxide emission allowances for the six-month period.  See Note 13 to the Financial Statements for additional information.  Partially offsetting this decrease for the six-month period was a $5 million increase in the charge for the settlement of a dispute regarding the sale of certain annual nitrogen oxide allowance put options.

Depreciation

The increases in depreciation expense were due to:

	June 30, 2010 vs. June 30, 2009
	Three Months Ended	Six Months Ended

Additions to PP&E (a)	$16	$32
U.K. foreign currency exchange rates		3
	$16	$35

(a)	2009 additions included the completion of the Brunner Island environmental projects, which impacted depreciation expense primarily beginning in the second half of 2009.

Taxes, Other Than Income

The decreases in taxes, other than income were due to:

	June 30, 2010 vs. June 30, 2009
	Three Months Ended	Six Months Ended

Pennsylvania gross receipts tax (a)	$(13)	$(16)
Other		3
	$(13)	$(13)

(a)
Primarily due to a decrease in electricity revenues as customers choose alternative suppliers in 2010 due to the expiration of generation rate caps.  This tax is passed through to customers, therefore it has minimal impact on earnings.  This tax is included in "Domestic Gross Energy Margins" and "Domestic Gross Delivery Margins" above.

Other Income (Expense) - net

See Note 12 to the Financial Statements for details.

Other-Than-Temporary Impairments

Other-than-temporary impairments recognized during the six months ended June 30, 2010 were $3 million, compared with $18 million for the same period in 2009.  This decrease was primarily due to stronger investment returns in PPL Susquehanna's NDT funds caused by improved market conditions within the financial markets.

Interest Expense

The increases in interest expense were due to:

	June 30, 2010 vs. June 30, 2009
	Three Months Ended	Six Months Ended

Amortization of deferred Bridge Facility financing costs related to the pending acquisition of E.ON U.S. (Note 7)	$22	$22
Inflation adjustment on U.K. Index-linked Senior Unsecured Notes	7	21
Capitalized interest (a)	3	14
Montana hydroelectric litigation (Note 10)	1	8
Short-term debt interest expense	5	4
U.K. foreign currency exchange rates	1	3
Long-term debt interest expense	(5)	(18)
Other	(1)	4
	$33	$58

(a)	During the six months ended June 30, 2009, $8 million was capitalized related to the Brunner Island environmental projects. These projects were completed in 2009.

Income Taxes

The increases in income taxes were due to:

	June 30, 2010 vs. June 30, 2009
	Three Months Ended	Six Months Ended

Higher pre-tax book income	$43	$72
Foreign tax reserve adjustments (a)	37	51
Health Care Reform (b)		8
U.K. capital loss benefit (a)	(25)	(25)
Federal and state tax reserve adjustments (c)	2	(14)
Valuation allowance adjustments		(8)
Domestic manufacturing deduction (d)	(6)	(5)
U.S. income tax on foreign earnings, net of foreign tax credit	(7)	(4)
Other	(1)	1
	$43	$76

(a)
During the three months ended June 30, 2010, PPL recorded a $25 million foreign tax benefit and a related $22 million foreign tax reserve related to losses generated by restructuring.  During the three months ended June 30, 2009, PPL recorded $15 million of tax benefits related to the settlement of a U.K. tax dispute.

During the six months ended June 30, 2010, PPL recorded a $25 million foreign tax benefit and a related $22 million foreign tax reserve related to losses generated by restructuring.  During the six months ended June 30, 2009, PPL recorded $29 million of tax benefits related to settlements of U.K. tax disputes.

(b)
Beginning in 2013, provisions within Health Care Reform eliminated the tax deductibility of retiree health care costs to the extent of federal subsidies received by plan sponsors that provide retiree prescription drug benefits equivalent to Medicare Part D Coverage.  As a result, during the six months ended June 30, 2010, PPL recorded deferred income tax expense.

(c)
During the six months ended June 30, 2010, PPL recorded $7 million of tax benefits related to claims associated with foreign earnings and the settlement of a state tax dispute.  During the six months ended June 30, 2009, PPL recorded $7 million in tax expense related to a change in tax reserves related to the settlement of federal tax disputes.

(d)
During the three and six months ended June 30, 2010, PPL recorded an increase in tax benefits related to domestic manufacturing deductions due to an increase in domestic taxable income resulting from the expiration of generation rate caps in 2010.

See Note 5 to the Financial Statements for additional information on income taxes.

Discontinued Operations

See "Discontinued Operations" in Note 8 to the Financial Statements for information related to the sale of PPL Energy Supply's Long Island generation business in 2010 and the sale of the majority of PPL Energy Supply's Maine hydroelectric generation business in 2009.

Financial Condition

Liquidity and Capital Resources

PPL had the following at:

	June 30, 2010	December 31, 2009

Cash and cash equivalents	$4,505	$801
Short-term debt	466	639

The $3.7 billion increase in PPL's cash and cash equivalents position was primarily the net result of:

•	net proceeds of $2.4 billion from the issuance of common stock;
•	proceeds of $1.7 billion from the issuance of long-term debt and Equity Units;
•	$572 million of cash provided by operating activities;
•	proceeds of $124 million from the sale of the Long Island generation business;
•	$624 million of capital expenditures;
•	the payment of $263 million of common stock dividends; and
•	a net decrease in short-term debt of $158 million (excluding the impact of U.K. foreign currency exchange rates).

Auction Rate Securities

In 2010, PPL's investment in auction rate securities continues to be impacted by auction failures and the resulting inability to liquidate these securities.  PPL held auction rate securities with an aggregate par value of $25 million at June 30, 2010 and December 31, 2009.  At June 30, 2010 and December 31, 2009, the fair value of auction rate securities was estimated to be equal to par value.  Because PPL intends and has the ability to hold these auction rate securities until they can be liquidated at par value, PPL believes that it does not have significant exposure to realize losses on these securities.  Based upon the evaluation of available information, PPL believes these investments continue to be of high credit quality.  Additionally, PPL does not anticipate having to sell these securities to fund operations.  During the three and six months ended June 30, 2010, PPL liquidated an insignificant amount of securities at par.  See Note 13 to the Financial Statements for further discussion of auction rate securities.

Credit Facilities

At June 30, 2010, PPL's total committed borrowing capacity under credit facilities and the use of this borrowing capacity were:

	Committed Capacity		Borrowed		Letters of Credit Issued	Unused Capacity

PPL Energy Supply Domestic Credit Facilities (a)		$4,125		$285	$529		$3,311
PPL Electric Credit Facilities (b)		340			13		327
Total Domestic Credit Facilities (c)		$4,465		$285	$542		$3,638

WPDH Limited Credit Facility	₤	150	₤	123	n/a	₤	27
WPD (South West) Credit Facility		210			n/a		210
Total WPD Credit Facilities (d)	₤	360	₤	123	n/a	₤	237

(a)
In March 2010, PPL Energy Supply's 364-day $200 million bilateral credit facility was amended.  The amendment included extending the expiration date to March 2013, thereby making it a three-year facility, and setting related fees based on the company's public debt rating.

In June 2010, PPL Energy Supply closed into escrow a new $4 billion syndicated credit facility, expiring December 31, 2014, that is intended to replace its existing 364-day $400 million and 5-year $3.2 billion syndicated credit facilities upon effectiveness.  Subject to certain conditions, the new credit facility will become effective on the earliest of (i) December 31, 2010, (ii) the date on which the acquisition of E.ON U.S. is completed by PPL, or (iii) the date on which the purchase and sale agreement relating to the acquisition of E.ON U.S. has been terminated or expired or such acquisition has otherwise been abandoned by PPL.

The borrowing outstanding at June 30, 2010 was repaid by PPL Energy Supply in July 2010.

(b)
Committed capacity includes a $150 million credit facility related to an asset-backed commercial paper program.  At June 30, 2010, based on accounts receivable and unbilled revenue pledged, $150 million was available for borrowing under the asset-backed credit facility.  In July 2010, PPL Electric and a subsidiary extended the expiration date of the credit agreement related to the asset-backed commercial paper program to July 2011.

In June 2010, PPL Electric closed into escrow a new $200 million syndicated credit facility, expiring December 31, 2014, that is intended to replace its existing 5-year syndicated credit facility upon effectiveness.  Subject to certain conditions, the new credit facility will become effective on the earliest of (i) December 31, 2010, (ii) the date on which the acquisition of E.ON U.S. is completed by PPL, or (iii) the date on which the purchase and sale agreement relating to the acquisition of E.ON U.S. has been terminated or expired or such acquisition has otherwise been abandoned by PPL.

(c)
The commitments under PPL's existing domestic credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than 15% of the total committed capacity.

(d)	The commitments under WPD's credit facilities are provided by eight banks, with no one bank providing more than 25% of the total committed capacity.

In June 2010, PPL closed into escrow two new $400 million syndicated credit facilities, expiring December 31, 2014, that are intended to be entered into by LG&E and KU upon effectiveness.  Subject to certain conditions, the new credit facilities will become effective on the date on which the acquisition of E.ON U.S. is consummated by PPL.

See Note 7 to the Financial Statements for further discussion of PPL's credit facilities.

Bridge Facility

Concurrently, and in connection with entering into the agreement to acquire E.ON U.S., PPL entered into a commitment letter with certain lenders pursuant to which, subject to the conditions set forth therein, the lenders committed to provide PPL with 364-day unsecured bridge financing of up to $6.5 billion, the proceeds of which, if drawn upon, will be used at closing (i) to fund the consideration for the acquisition and (ii) to pay certain fees and expenses in connection with the acquisition.  In June 2010, the commitment of such lenders for the bridge financing was syndicated to a group of banks, including the lenders under the commitment letter.  Upon the syndication of the commitment, PPL Capital Funding, as borrower, and PPL, as guarantor, entered into a $6.5 billion Bridge Facility.  Subsequently, in accordance with the Bridge Facility terms and after the issuance of common stock and Equity Units in June 2010 as discussed in "Long-term Debt and Equity Securities" below, the amount of the Bridge Facility was permanently reduced.  At June 30, 2010 the capacity of the Bridge Facility was approximately $3.0 billion.  PPL expects a further reduction in the Bridge Facility during the third quarter of 2010 as a result of the monetization of certain full-requirement sales contracts.  See "Commodity Price Risk (Non-trading) - Monetization of Certain Full-Requirement Sales Contracts" in Note 14 for additional information.  The Bridge Facility will be used as a backstop facility in the event that alternative financing is not available at or prior to the closing of the acquisition.  The Bridge Facility, if drawn upon, will mature 364 days after closing of the acquisition.  See Note 7 to the Financial Statements for additional information.

Long-term Debt and Equity Securities

In March 2010, WPD (South Wales) and WPD (South West) each issued £200 million of 5.75% Notes due 2040.  WPD received net proceeds of £394 million (which equated to $593 million) from the combined debt issuances.

In April 2010, PPL Electric redeemed all five series of its outstanding preferred stock, with a par value in the aggregate of $51 million for $54 million plus accumulated dividends.

In June 2010, PPL Capital Funding's 6.85% Senior Notes due 2047 ceased being the covered debt under the Replacement Capital Covenant entered into by PPL and PPL Capital Funding in March 2007 in connection with the issuance of PPL Capital Funding's 2007 Series A Junior Subordinated Notes due 2067.  As a result, the Replacement Capital Covenant terminated.

In June 2010, PPL raised a total of approximately $3.5 billion, net of underwriting discounts, through the sale of (i) 103.5 million shares of PPL common stock at a public offering price of $24.00 per share and (ii) 23 million Equity Units at a stated amount per unit of $50.00.  PPL will invest the net proceeds in U.S. government obligations, bank deposits and other highly-rated investments until needed to partially fund the acquisition of E.ON U.S. and pay certain acquisition-related fees and expenses.

In connection with the acquisition of E.ON U.S., acquired entities will be required to repay debt currently owed to certain E.ON U.S. affiliates.  At the time of the acquisition, PPL expects to provide temporary financing to such entities to facilitate this repayment.  Subsequent to the acquisition of E.ON U.S., PPL expects to cause the acquired entities to issue debt securities to repay the temporary financing incurred at acquisition close.  The total amount of debt securities to be issued is expected to aggregate approximately $3.0 billion.

See Note 7 to the Financial Statements for additional information about long-term debt and equity securities.

The Economic Stimulus Package

PPL Energy Supply applied for DOE loan guarantees for the 125 MW Holtwood expansion project and for the 28 MW Rainbow redevelopment project.  In April 2010, PPL Energy Supply notified the DOE that it was withdrawing the applications for both projects citing improvements in the financial markets.

In July 2009, PPL Electric proposed to the DOE that the agency provide funding for one-half of a $38 million smart grid project.  The project would use smart grid technology to strengthen reliability, save energy and improve electric service for 60,000 Harrisburg, Pennsylvania area customers.  It would also provide benefits beyond the Harrisburg region, helping to speed power restoration across PPL Electric's 29-county service territory.  In October 2009, PPL Electric received notification that its grant proposal had been selected by the DOE for award negotiations.  PPL Electric and the DOE successfully completed negotiations for the full 50% matching grant in March 2010 and signed an agreement in April 2010.  The project is scheduled to be completed by the end of September 2012.

Common Stock Dividends

In February 2010, PPL announced an increase to its quarterly common stock dividend, effective April 1, 2010, to 35.0 cents per share (equivalent to $1.40 per annum).  Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, cash flows, financial requirements and other factors.

Rating Agency Decisions

Moody's, S&P and Fitch periodically review the credit ratings on the debt and preferred securities of PPL and its subsidiaries.  Based on their respective independent reviews, the rating agencies may periodically make certain ratings revisions or ratings affirmations.

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

In prior periodic reports, PPL described its then-current debt ratings in connection with, and to facilitate, an understanding of its liquidity position.  As a result of the passage of the Dodd-Frank Act and the attendant uncertainties relating to the extent to which issuers of non-asset backed securities may disclose credit ratings without being required to obtain rating agency consent to the inclusion of such disclosure, or incorporation by reference of such disclosure, in a registrant's registration statement or section 10(a) prospectus, PPL is limiting its credit rating disclosure to a description of the actions taken by the rating agencies with respect to PPL's ratings but without stating what ratings have been assigned to PPL or its subsidiaries, or their securities.  The ratings assigned by the rating agencies to PPL and its subsidiaries and their respective securities may be found, without charge, on each of the respective ratings agencies' websites, which ratings together with all other information contained on such rating agency websites is hereby explicitly not incorporated by reference in this report.

In January 2010, as a result of implementing its recently revised guidelines for rating preferred stock and hybrid securities, Fitch lowered the rating of PPL Capital Funding's junior subordinated notes and lowered the ratings of PPL Electric's preferred stock and preference stock.  Fitch stated in its press release that the new guidelines, which apply to instruments issued by companies in all sectors, typically resulted in downgrades of one notch for many instruments that provide for the ability to defer interest or dividend payments.  Fitch stated that it has no reason to believe that deferral will be activated.

Rating agencies took the following actions in April 2010 related to PPL and its subsidiaries.

Fitch

Fitch affirmed its credit ratings for PPL, PPL Capital Funding, PPL Energy Supply and PPL Electric and retained the outlook for these entities following PPL's announced agreement to acquire E.ON U.S.

Moody's

•	Revised the outlook for PPL, PPL Capital Funding and PPL Electric;
•	Lowered the issuer rating of PPL and the senior unsecured debt rating of PPL Capital Funding;
•	Lowered the rating of PPL Capital Funding's junior subordinated notes and PPL Electric's preferred securities;
•	Lowered the issuer rating of PPL Electric;
•	Affirmed the senior secured rating and commercial paper rating of PPL Electric; and
•	Affirmed the senior unsecured notes rating and the outlook of PPL Energy Supply.

Moody's stated in its press release that the revisions in the ratings for PPL, PPL Capital Funding, and PPL Electric, while reflective of PPL's announced agreement to acquire E.ON U.S., are driven more by weakening financial metrics and the outlooks that had been in place for PPL and PPL Electric for the past year.

S&P

•	Revised the outlook of PPL, PPL Energy Supply and PPL Capital Funding;
•	Revised the outlook of WPDH Limited, WPD (South Wales) and WPD (South West); and
•	Affirmed its credit ratings for PPL, PPL Capital Funding, PPL Energy Supply, PPL Electric, WPDH Limited, WPD (South Wales) and WPD (South West).

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

In May 2010, Fitch affirmed its rating and issued an outlook for PPL Montana's Pass Through Certificates due 2020.

Ratings Triggers

PPL and PPL Energy Supply have various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, tolling agreements, and interest rate and foreign currency instruments, which contain provisions requiring PPL and PPL Energy Supply to post additional collateral, or permit the counterparty to terminate the contract, if PPL's or PPL Energy Supply's credit rating were to fall below investment grade.  See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral that would have been required for derivative contracts in a net liability position at June 30, 2010.  At June 30, 2010, if PPL's and PPL Energy Supply's credit ratings had been below investment grade, PPL would have been required to post an additional $347 million of collateral to counterparties for both derivative and non-derivative commodity and commodity-related contracts used in its generation, marketing and trading operations and interest rate and foreign currency contracts.

Capital Expenditures

The schedule below shows PPL's capital expenditure projections at June 30, 2010.

	Projected
	2010	2011	2012
Construction expenditures (a) (b)
Generating facilities	$671	$673	$507
Transmission and distribution facilities	675	853	913
Environmental	63	19	99
Other	115	108	106
Total Construction Expenditures	1,524	1,653	1,625
Nuclear fuel	151	173	171
Total Capital Expenditures	$1,675	$1,826	$1,796

(a)	Construction expenditures include capitalized interest and AFUDC, which are expected to be approximately $190 million for the years 2010 through 2012.
(b)	Includes expenditures for certain intangible assets.

PPL's capital expenditure projections for the years 2010-2012 total $5.3 billion.  Capital expenditure plans are revised periodically to reflect changes in operational, market and regulatory conditions.  This table has been revised from that which was presented in PPL's 2009 Form 10-K for changes in the timing of estimated expenditures related to the PJM-approved regional transmission line project.  See Note 8 to the Financial Statements for additional information.

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

Commodity Price Risk (Non-trading)

PPL segregates its non-trading activities into two categories:  hedge activity and economic activity.  See Note 14 to the Financial Statements for additional information on hedge and economic activity.  The net fair value of economic positions at June 30, 2010 and December 31, 2009, were net liabilities of $233 million and $77 million.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Fair value of contracts outstanding at the beginning of the period	$1,726	$728	$1,280	$402
Contracts realized or otherwise settled during the period	(68)	102	(182)	201
Fair value of new contracts entered into during the period	(11)	133	7	55
Changes in fair value attributable to changes in valuation techniques (a)	(23)		(23)
Other changes in fair value	(321)	102	221	407
Fair value of contracts outstanding at the end of the period	$1,303	$1,065	$1,303	$1,065

(a)
In June 2010, PPL received market bids for certain full-requirement sales contracts that were monetized in early July.  See Note 14 to the Financial Statements for additional information.  At June 30, 2010, these contracts were valued based on the bids received (the market approach).  In prior periods, the fair value of these contracts was measured using the income approach.

The following table segregates the net fair value of PPL's non-trading commodity derivative contracts at June 30, 2010 based on whether the fair value was determined by prices quoted in active markets for identical instruments or other more subjective means.

	Net Asset (Liability)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value
Prices based on significant other observable inputs	$442	$764	$46		$1,252
Prices based on significant unobservable inputs	3	(4)	2	$50	51
Fair value of contracts outstanding at the end of the period	$445	$760	$48	$50	$1,303

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Fair value of contracts outstanding at the beginning of the period	$2	$(37)	$(6)	$(75)
Contracts realized or otherwise settled during the period	11		10	33
Fair value of new contracts entered into during the period	2	9	2	35
Other changes in fair value	(11)	15	(2)	(6)
Fair value of contracts outstanding at the end of the period	$4	$(13)	$4	$(13)

PPL will reverse unrealized losses of approximately $5 million over the next three months as the transactions are realized.

The following table segregates the net fair value of PPL's trading commodity derivative contracts at June 30, 2010 based on whether the fair value was determined by prices quoted in active markets for identical instruments or other more subjective means.

	Net Asset (Liability)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value
Prices quoted in active markets for identical instruments	$2				$2
Prices based on significant other observable inputs	(2)	$1	$5	$1	5
Prices based on significant unobservable inputs	(3)				(3)
Fair value of contracts outstanding at the end of the period	$(3)	$1	$5	$1	$4

VaR Models

PPL utilizes a VaR model to measure commodity price risk in domestic gross energy margins for its non-trading and trading portfolios.  VaR is a statistical model that attempts to estimate the value of potential loss over a given holding period under normal market conditions at a given confidence level.  PPL calculates VaR using a Monte Carlo simulation technique based on a five-day holding period at a 95% confidence level.  The trading portfolio includes all speculative positions, regardless of the delivery period.  PPL's non-trading portfolio includes PPL's entire portfolio, including generation, with delivery periods through the next 12 months.  Given the company's conservative hedging program, PPL's non-trading VaR exposure is expected to be limited in the short-term.  The VaR for PPL's portfolios using end-of-quarter results for the period was as follows:

	Trading VaR		Non-Trading VaR
	June 30,	Dec. 31,	June 30,	Dec. 31,
	2010	2009	2010	2009

95% Confidence Level, Five-Day Holding Period
Period End	$4	$3	$9	$8
Average for the Period	4	4	10	9
High	5	8	11	11
Low	3	1	9	8

Both the trading and non-trading VaR computations exclude FTRs due to the absence of reliable spot and forward markets.  The fair value of the FTR positions at June 30, 2010 was an unrealized loss of $3 million and consisted of the following:

	2010	2011

Non-trading	$(1)	$(2)

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

At June 30, 2010, PPL's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was $1 million.

PPL is also exposed to changes in the fair value of its domestic and international debt portfolios.  PPL estimated that a 10% decrease in interest rates at June 30, 2010 would increase the fair value of its debt portfolio by $335 million.

At June 30, 2010, PPL had the following interest rate hedges outstanding:

	Exposure Hedged	Fair Value, Net - Asset (Liability) (a)	Effect of a 10% Adverse Movement in Rates (b)

Cash flow hedges
Interest rate swaps (c)	$1,600	$(79)	$(53)
Cross-currency swaps (d)	302	52	(39)
Fair value hedges
Interest rate swaps (e)	749	49	(5)

(a)	Includes accrued interest, if applicable.
(b)	Effects of adverse movements decrease assets or increase liabilities, as applicable, which could result in an asset becoming a liability.
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

At June 30, 2010, PPL had the following foreign currency hedges outstanding:

	Exposure Hedged	Fair Value, Net - Asset	Effect of a 10% Adverse Movement in Foreign Currency Exchange Rates (a)

Net investment hedges (b)	£15	$7	$(2)
Economic hedges (c)	56	1	(2)

(a)	Effects of adverse movements decrease assets or increase liabilities, as applicable, which could result in an asset becoming a liability.
(b)
To protect the value of a portion of its net investment in WPD, PPL executed forward contracts to sell British pounds sterling.  The settlement dates of these contracts range from March 2011 through June 2011.

(c)
To economically hedge the translation of 2010 expected income denominated in British pounds sterling to U.S. dollars, PPL entered into a combination of average rate forwards and average rate options to sell British pounds sterling.  The forwards and options have termination dates ranging from July 2010 through December 2010.

NDT Funds - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna nuclear plant.  At June 30, 2010, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on PPL's Balance Sheet.  The mix of securities is designed to provide returns sufficient to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs.  However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are primarily exposed to changes in interest rates.  PPL actively monitors the investment performance and periodically reviews asset allocation in accordance with its NDT policy statement.  At June 30, 2010, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $37 million reduction in the fair value of the trust assets.  See Notes 13 and 17 to the Financial Statements for additional information regarding PPL Susquehanna's NDT funds.

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

At June 30, 2010, the majority of the successful bidders under all of the solicitations had an investment grade credit rating from S&P.  Successful bidders who do not have a credit rating by S&P constitute an insignificant portion of PPL Electric's PLR supply, and are subject to a lower threshold for posting collateral.  No successful bidders were required to post collateral under the Agreements at June 30, 2010.  There is no instance under these Agreements in which PPL Electric is required to post collateral to its suppliers.

See Notes 13 and 14 to the Financial Statements and "Risk Management - Energy Marketing & Trading and Other - Credit Risk" in PPL's 2009 Form 10-K for information on credit risk and credit concentration.

Foreign Currency Translation

During 2010 and 2009, the British pound sterling fluctuated in relation to the U.S. dollar.  Changes in these exchange rates resulted in a foreign currency translation loss of $164 million for the six months ended June 30, 2010, which primarily reflected a $422 million reduction to PP&E offset by a reduction of $258 million to net liabilities.  Changes in these exchange rates resulted in a foreign currency translation gain of $77 million for the six months ended June 30, 2009, which primarily reflected a $164 million increase to PP&E offset by an increase of $87 million to net liabilities.  These adjustments resulting from translation are recorded in AOCI.

Related Party Transactions

PPL is not aware of any material ownership interests or operating responsibility by senior management of PPL, PPL Energy Supply or PPL Electric in outside partnerships, including leasing transactions with variable interest entities, or other entities doing business with PPL.

Acquisitions, Development and Divestitures

See "Overview" above for information on PPL's April 2010 announcement of its pending acquisition of E.ON U.S., a limited liability company engaged, through its public utility subsidiaries LG&E and KU, in the regulated generation, transmission, distribution and sale of electricity and the distribution and sale of natural gas, primarily in Kentucky.

PPL is currently planning incremental capacity increases of 239 MW primarily at its existing generating facilities.

In 2010 and 2009, PPL sold its Long Island generation business and the majority of its Maine hydroelectric generation business.  It is also in the process of selling the three remaining Maine hydroelectric facilities.

See Note 8 to the Financial Statements for additional information on these and other significant activities.

PPL continuously reexamines development projects based on market conditions and other factors to determine whether to proceed with the projects, sell, cancel or expand them, execute tolling agreements or pursue other options.

Environmental Matters

In June 2010, the EPA proposed two approaches to regulating the disposal and management of coal combustion residuals (CCR) under the Resource Conservation and Recovery Act (RCRA).  CCRs include fly ash, bottom ash and scrubber wastes.  In one approach, the EPA would regulate CCRs as a hazardous waste under Subtitle C of RCRA.  PPL cannot predict at this time the final requirements of the EPA's CCR regulations and what impact, if any, they would have on PPL's facilities, but the costs to PPL could be significant.

See "Item 1. Business - Environmental Matters" in PPL's 2009 Form 10-K and Note 10 to the Financial Statements for a discussion of environmental matters.

New Accounting Guidance

See Note 2 to the Financial Statements for a discussion of new accounting guidance adopted.

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

Customer Choice in Pennsylvania

Under the Customer Choice Act, as part of a settlement approved by the PUC, PPL Electric entered into full-requirement energy supply contracts with PPL EnergyPlus at predetermined "capped" rates through 2009.  With the expiration of these contracts, in 2010 PPL EnergyPlus is selling the majority of the electricity produced by PPL Energy Supply's generation plants to third parties.

When comparing the three and six months ended June 30, 2010 to the same periods in 2009, certain line items on PPL Energy Supply's financial statements were impacted by the expiration of the full-requirement energy supply contracts.  Overall, the expiration of generation rate caps had a significant positive impact on PPL Energy Supply's results of operations, financial condition and cash flows during the first half of 2010.  This trend is expected to continue through the end of 2010.

The primary impact of the expiration of generation rate caps is captured in PPL Energy Supply's domestic gross energy margins.  See "Statement of Income Analysis" for an explanation of this non-GAAP financial measure.  In 2010, PPL Energy Supply is selling the majority of its generation supply under various wholesale and retail contracts at prevailing market rates at the time the contracts were executed.  In 2009, the majority of generation produced by PPL Energy Supply's generation plants was sold to PPL Electric's customers as PLR supply under predetermined capped rates.

Market Events

In the first half of 2009, financial and commodity market conditions generally increased PPL Energy Supply's exposure to credit risk; made obtaining new sources of bank and capital markets funding and issuing commercial paper more difficult and costly; and caused negative investment returns in the assets of PPL Energy Supply's defined benefit plans and PPL Susquehanna's NDT funds.  Since mid-2009, bank credit capacity has improved; the energy and financial markets in which PPL Energy Supply transacts, with the exception of the market for auction rate securities, are active; and the values of debt and equity securities in PPL Energy Supply's defined benefit plans (including plans sponsored by PPL in which PPL Energy Supply participates) and PPL Susquehanna's NDT funds have improved.

PPL Energy Supply continues to be impacted in 2010 by higher costs of renewing existing or establishing new credit facilities and lower demand for electricity resulting from the impacts of economic conditions and customer shopping full-requirement sales contracts.

Enactment of Financial Reform Legislation

In July 2010, the Dodd-Frank Act was signed into law.  Of particular relevance to PPL Energy Supply, the Dodd-Frank Act includes provisions that require most over-the-counter derivative transactions to be executed through an exchange and to be cleared centrally.  The Dodd-Frank Act, however, provides an exemption from mandatory clearing and exchange trading requirements for over-the-counter derivative transactions used to hedge commercial risk.  Although the term "hedging commercial risk" is not defined in the Dodd-Frank Act, it is anticipated that transactions utilized by PPL Energy Supply should qualify if they are not entered into for speculative purposes.  The Dodd-Frank Act also provides that the Commodity Futures Trading Commission may impose collateral and margin requirements for over-the-counter derivative transactions, including those that are used to hedge commercial risk.  However, during drafting of the Dodd-Frank Act, certain members of Congress adopted report language and issued a public letter stating that it was not their intention to impose margin and collateral requirements on counterparties that utilize these transactions to hedge commercial risk.  Final rules on major provisions in the Dodd-Frank Act, including imposition of collateral and margin requirements, will be established through rulemakings and will not take effect until 12 months after the date of enactment.  PPL Energy Supply may be required to post additional collateral if they are subject to margin requirements as ultimately adopted in the implementing regulations of the Dodd-Frank Act.  PPL Energy Supply will continue to evaluate the provisions of the Dodd-Frank Act and monitor developments related to its implementation.  At this time, however, PPL Energy Supply cannot predict the impact that the new law or the effect its implementing regulations will have on its business or operations, or the markets in which it transacts business.

Results of Operations

The following discussion begins with a summary of PPL Energy Supply's earnings.  "Results of Operations" continues with a review of results by reportable segment and a description of key factors by segment that management expects may impact future earnings.  This section ends with "Statement of Income Analysis," which includes explanations of significant changes in principal items on PPL Energy Supply's Statements of Income, comparing the three and six months ended June 30, 2010, with the same periods in 2009.

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

Earnings

Net income (loss) attributable to PPL Energy Supply was:

Three Months Ended June 30,		Six Months Ended June 30,
2010	2009	2010	2009

$86	$(31)	$286	$160

The changes in net income (loss) attributable to PPL Energy Supply from period to period were, in part, attributable to several items that management considers special.  Details of these special items are provided within the review of each segment's earnings.

Segment Results

Net income (loss) attributable to PPL Energy Supply by segment was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Supply	$28	$(93)	$152	$11
International Delivery	58	62	134	149
Total	$86	$(31)	$286	$160

Supply Segment

The Supply segment primarily consists of the domestic energy marketing and trading activities, as well as the generation and development operations of PPL Energy Supply.  In 2010 and 2009, PPL Generation completed the sale of several businesses, which have been classified as Discontinued Operations.  See Note 8 to the Financial Statements for additional information.

Supply segment net income (loss) attributable to PPL Energy Supply was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Energy revenues (a)	$765	$1,096	$2,805	$2,773
Energy-related businesses	100	95	181	184
Total operating revenues	865	1,191	2,986	2,957
Fuel and energy purchases (a)	351	852	1,751	2,044
Other operation and maintenance	261	239	559	485
Depreciation	63	53	125	100
Taxes, other than income	11	8	22	15
Energy-related businesses	93	93	174	179
Total operating expenses	779	1,245	2,631	2,823
Other Income (Expense) - net (b)	8	8	14	36
Other-Than-Temporary Impairments	3	1	3	18
Interest Expense	51	50	106	92
Income Taxes	12	(36)	108	20
Loss from Discontinued Operations		(32)		(29)
Net Income (Loss) Attributable to PPL Energy Supply	$28	$(93)	$152	$11

(a)	Includes impact from energy-related economic activity. See "Commodity Price Risk (Non-trading) - Economic Activity" in Note 14 to the Financial Statements for additional information.
(b)	Includes interest income from affiliates.

The after-tax changes in net income (loss) attributable to PPL Energy Supply between these periods were due to the following factors.

	June 30, 2010 vs. June 30, 2009
	Three Months Ended	Six Months Ended

Eastern U.S. non-trading margins	$132	$322
Western U.S. non-trading margins	6	6
Net energy trading margins	(2)	11
Other operation and maintenance	(6)	(29)
Depreciation	(6)	(15)
Other income (expense) - net	2	(6)
Interest expense		(4)
Discontinued operations, net of special item (Note 8)	5	6
Other	4	(8)
Special items	(14)	(142)
	$121	$141

•	See "Domestic Gross Energy Margins" for an explanation of non-trading margins and net energy trading margins.

•
Other operation and maintenance increased for both periods primarily due to higher payroll costs.  The six-month period also increased due to higher outage costs at eastern generation plants and higher uncollectible accounts expense.

•
Depreciation increased for both periods primarily due to the completion of the Brunner Island environmental projects, which impacted depreciation expense primarily beginning in the second half of 2009.

•
Other income (expense) - net decreased for the six month period primarily due to gains related to the extinguishment of notes in 2009, partially offset by higher earnings on securities in PPL Susquehanna's NDT funds in 2010.

The following after-tax amounts, which management considers special items, also impacted the Supply segment's earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Adjusted energy-related economic activity, net (a)	$(54)	$(88)	$(119)	$(38)
Sales of assets:
Long Island generation business (Note 8)		(34)		(34)
Sundance indemnification	1		1
Impairments:
Adjustments - NDT investments (b)		2		(1)
Impacts from emission allowances (c)	(5)		(7)	(15)
Other asset impairments				(2)
Pending E.ON U.S. acquisition-related costs:
Monetization of certain full-requirement sales contracts (a)	(75)		(75)
Workforce reduction (Note 9)				(6)
Other:
Montana hydroelectric litigation (Note 10)	(1)		(33)
Health Care Reform – tax impact (Note 9)			(5)
Total	$(134)	$(120)	$(238)	$(96)

(a)	See "Reconciliation of Economic Activity" below.
(b)	Represents other-than-temporary impairment charges on securities, including reversals of previous impairments when securities previously impaired were sold.
(c)
The six months ended June 30, 2009 includes a pre-tax gain of $4 million related to the settlement of a dispute regarding the sale of certain annual nitrogen oxide allowance put options.  Also, see Note 13 to the Financial Statements for information on impairments of sulfur dioxide emission allowances.

Reconciliation of Economic Activity

The following table reconciles pre-tax gains (losses) from the table within "Commodity Price Risk (Non-trading) - Economic Activity" in Note 14 to the Financial Statements to the special items identified as "Adjusted energy-related economic activity, net" and "Monetization of certain full-requirement sales contracts" in the table above.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Operating Revenues
Unregulated retail electric and gas	$(2)	$1	$8	$2
Wholesale energy marketing	(666)	(112)	(242)	240
Operating Expenses
Fuel	(8)	26	(3)	28
Energy purchases	445	(65)	(118)	(334)
Energy-related economic activity (a)	(231)	(150)	(355)	(64)
Option premiums (b)	11		25
Adjusted energy-related economic activity	(220)	(150)	(330)	(64)
Less: Monetization of certain full-requirement sales contracts (c)	(127)		(127)
Adjusted energy-related economic activity, net - pre tax	$(93)	$(150)	$(203)	$(64)

Adjusted energy-related economic activity, net - after tax	$(54)	$(88)	$(119)	$(38)
Monetization of certain full-requirement sales contracts - after tax (c)	$(75)		$(75)

(a)	The components of this item are from the table within "Commodity Price Risk (Non-trading) - Economic Activity" in Note 14 to the Financial Statements.
(b)
Adjustment for the net deferral and amortization of option premiums over the delivery period of the item that was hedged or upon realization.  After-tax amounts for the three and six months ended June 30, 2010 were $6 million and $14 million.

(c)
See "Commodity Price Risk - (Non-trading) - Monetization of Certain Full-Requirement Sales Contracts" in Note 14 to the Financial Statements for additional information.  This item includes the $60 million loss ($36 million after tax) referenced in Note 14 associated with full-requirement sales contracts that have been monetized.  Also included in this item is a net loss of $67 million ($39 million after tax) on economic activity related to these full-requirement sales contracts.  Such amount was previously recorded in "Adjusted energy-related economic activity, net."

Outlook

Excluding special items, PPL Energy Supply projects higher earnings from its Supply segment in 2010 compared with 2009, due to strong growth in energy margins.  The forecast for strong growth in energy margins is based on hedged power and fuel prices, as well as established capacity prices in PJM. These positive factors are expected to be partially offset by higher depreciation, higher financing costs, and higher operation and maintenance expenses.

As described in Note 8 to the Financial Statements, PPL Maine has entered into an agreement to sell its three remaining hydroelectric facilities to a coalition of government agencies and private groups.  Upon completion of the pending sale, PPL Energy Supply would record an after-tax gain of between $14 million and $18 million, which will be reflected as a special item, including contingent consideration to be received from the buyer of the hydroelectric facilities sold in November 2009.  The after-tax gain decreases to between $7 million and $9 million in the event the sale of the three remaining facilities occurs after November 1, 2013.

International Delivery Segment

The International Delivery segment primarily includes the electric distribution operations of WPD.

International Delivery segment net income attributable to PPL Energy Supply was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Utility revenues	$172	$155	$375	$331
Energy-related businesses	6	8	16	15
Total operating revenues	178	163	391	346
Other operation and maintenance	39	31	83	65
Depreciation	29	27	58	53
Taxes, other than income	13	13	27	26
Energy-related businesses	4	4	8	7
Total operating expenses	85	75	176	151
Other Income (Expense) - net	1	(13)	2	(11)
Interest Expense	33	18	64	31
Income Taxes	3	(5)	19	4
Net Income Attributable to PPL Energy Supply	$58	$62	$134	$149

The after-tax changes in net income attributable to PPL Energy Supply between these periods were due to the following factors.

	June 30, 2010 vs. June 30, 2009
	Three Months Ended	Six Months Ended
U.K.
Utility revenues	$10	$16
Other operation and maintenance	(6)	(14)
Interest expense	(10)	(22)
Income taxes	(12)	(25)
Foreign currency exchange rates	1	8
Other		(1)
U.S. Income taxes	6	11
Other	2	4
Special items	5	8
	$(4)	$(15)

•
Higher U.K. utility revenues for both periods primarily due to price increases in April 2010 and 2009.  The six-month period was partially offset by revised estimates of electricity network line losses.

•
Higher U.K. other operation and maintenance for both periods primarily due to higher pension expenses resulting from an increase in amortization of actuarial losses and a decrease in the discount rate.

•	Higher U.K. interest expense for both periods on the Index-linked Senior Unsecured Notes primarily due to higher inflation rates and higher interest expense related to the March 2010 debt issuance.

•	Higher U.K. income taxes for both periods primarily due to favorable settlements of uncertain tax positions in 2009.

•
Changes in U.K. foreign currency exchange rates positively affected WPD earnings for both periods.  The weighted-average exchange rate for the British pound sterling was $1.51 and $1.56 for the three and six months ended June 30, 2010, compared with $1.46 for the same periods in 2009.

•	Lower U.S. income taxes for both periods due to favorable foreign source income tax benefits as a result of dividend planning and higher U.K. pension contributions.
The following after-tax amounts, which management considers special items, also impacted the International Delivery segment's earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Foreign currency-related economic hedges - unrealized impacts (a)	$(1)	$(6)	$(1)	$(6)
Asset impairments				(1)
Workforce reduction (Note 9)				(2)
Total	$(1)	$(6)	$(1)	$(9)

(a)	Represents unrealized gains (losses) on contracts that economically hedge anticipated earnings denominated in British pound sterling.

Outlook

Excluding special items, PPL Energy Supply projects lower earnings from its International Delivery segment in 2010 compared with 2009 as a result of higher income taxes, higher operation and maintenance expenses, and higher financing costs.  These negative factors are expected to be partially offset by higher utility revenues and more favorable foreign currency effects, which include the effects of currency exchange rates and foreign currency hedging instruments.

Statement of Income Analysis --

Domestic Gross Energy Margins

Non-GAAP Financial Measure

The following discussion includes financial information prepared in accordance with GAAP, as well as a non-GAAP financial measure, "Domestic Gross Energy Margins."  "Domestic Gross Energy Margins" is a single financial performance measure of PPL Energy Supply's domestic energy non-trading and trading activities.  In calculating this measure, the Supply segment's energy revenues are offset by the cost of fuel and energy purchases, and adjusted for other related items.  In addition, PPL Energy Supply excludes from "Domestic Gross Energy Margins" energy-related economic activity, which includes the changes in fair value of positions used to economically hedge a portion of the economic value of PPL Energy Supply's generation assets, full-requirement and retail activities.  This economic value is subject to changes in fair value due to market price volatility of the input and output commodities (e.g., fuel and power) prior to the delivery period that was hedged.  Also included in this energy-related economic activity is the ineffective portion of qualifying cash flow hedges, losses on the monetization of certain full-requirement sales contracts and premium amortization associated with options.  This economic activity is deferred, with the exception of the losses on the full-requirement sales contracts that were monetized, and included in domestic gross energy margins over the delivery period that was hedged or upon realization.  PPL Energy Supply believes that "Domestic Gross Energy Margins" provides another criterion to make investment decisions.  This performance measure is used, in conjunction with other information, internally by senior management and the Board of Directors of PPL to manage the domestic energy non-trading and trading activities.  PPL's management also uses "Domestic Gross Energy Margins" in measuring certain PPL corporate performance goals used in determining variable compensation.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Operating Income (a)	$179	$34	$570	$329
Adjustments:
Utility (a)	(172)	(155)	(375)	(331)
Energy-related businesses, net (b)	(9)	(6)	(15)	(13)
Other operation and maintenance (a)	300	270	642	550
Depreciation (a)	92	80	183	153
Taxes, other than income (a)	24	21	49	41
Revenue adjustments (c)	655	119	213	(226)
Expense adjustments (c)	(448)	26	97	281
Domestic gross energy margins	$621	$389	$1,364	$784

(a)	As reported on the Statements of Income.
(b)	Amount represents the net of "Energy-related businesses" revenue and expense as reported on the Statements of Income.
(c)	The components of these adjustments are detailed in the tables below.

The following tables provide the income statement line items and other adjustments that comprise domestic gross energy margins.

	Three Months Ended June 30,
	2010	2009	Change
Revenue
Wholesale energy marketing (a)	$595	$646	$(51)
Wholesale energy marketing to affiliate (a)	64	411	(347)
Unregulated retail electric and gas (a)	101	32	69
Net energy trading margins (a)	5	7	(2)
Revenue adjustments (b)
Impact from energy-related economic activity (c)	656	111	545
Gains (losses) from sale of RECs (d)	(1)	1	(2)
Revenues from Supply segment discontinued operations (e)		7	(7)
Total revenue adjustments	655	119	536
	1,420	1,215	205
Expense
Fuel (a)	263	186	77
Energy purchases (a)	88	646	(558)
Energy purchases from affiliate (a)		20	(20)
Expense adjustments (b)
Impact from energy-related economic activity (c)	436	(39)	475
Other	12	13	(1)
Total expense adjustments	448	(26)	474
	799	826	(27)
Domestic gross energy margins	$621	$389	$232

	Six Months Ended June 30,
	2010	2009	Change
Revenue
Wholesale energy marketing (a)	$2,405	$1,796	$609
Wholesale energy marketing to affiliate (a)	179	908	(729)
Unregulated retail electric and gas (a)	205	74	131
Net energy trading margins (a)	16	(5)	21
Revenue adjustments (b)
Impact from energy-related economic activity (c)	209	(242)	451
Gains from sale of RECs (d)		1	(1)
Revenues from Supply segment discontinued operations (e)	4	15	(11)
Total revenue adjustments	213	(226)	439
	3,018	2,547	471
Expense
Fuel (a)	496	444	52
Energy purchases (a)	1,254	1,560	(306)
Energy purchases from affiliate (a)	1	40	(39)
Expense adjustments (b)
Impact from energy-related economic activity (c)	(121)	(306)	185
Other	24	25	(1)
Total expense adjustments	(97)	(281)	184
	1,654	1,763	(109)
Domestic gross energy margins	$1,364	$784	$580

(a)	As reported on the Statements of Income.
(b)	To include/exclude the impact of any revenues and expenses consistent with the way management reviews domestic gross energy margins.
(c)
See "Commodity Price Risk (Non-trading) - Economic Activity" in Note 14 to the Financial Statements for additional information.  In addition, the three and six months ended June 30, 2010 include a pre-tax gain of $11 million and $25 million related to the amortization of option premiums.

(d)	Included in "Other operation and maintenance" on the Statements of Income.
(e)
The six months ended June 30, 2010 and the three and six months ended June 30, 2009 include revenues associated with the Long Island generation business.  The three and six months ended June 30, 2009 include revenues associated with the majority of PPL Maine's hydroelectric generation business.  See Note 8 to the Financial Statements for additional information.

Domestic Gross Energy Margins by Region

Domestic gross energy margins are generated through PPL Energy Supply's non-trading and trading activities.  PPL Energy Supply manages its non-trading energy business on a geographic basis that is aligned with its generation assets.

	Three Months Ended June 30,
	2010	2009	Change
Non-trading:
Eastern U.S.	$526	$301	$225
Western U.S.	88	77	11
Net energy trading	7	11	(4)
Domestic gross energy margins	$621	$389	$232

	Six Months Ended June 30,
	2010	2009	Change
Non-trading:
Eastern U.S.	$1,175	$624	$551
Western U.S.	171	161	10
Net energy trading	18	(1)	19
Domestic gross energy margins	$1,364	$784	$580

Eastern U.S.

Eastern U.S. non-trading margins were $225 million and $551 million higher during the three and six months ended June 30, 2010, compared with the same periods in 2009.

The increases during the three and six months ended June 30, 2010 were primarily due to significantly higher pricing in 2010 for its eastern baseload generation of $276 million and $570 million compared with prices realized under the full-requirement sales contract with PPL Electric that expired at the end of 2009.  Partially offsetting the increases for both periods were lower realized net margins from full-requirement sales contracts due to lower customer demand.

Western U.S.

Western U.S. non-trading margins were $11 million and $10 million higher during the three and six months ended June 30, 2010, compared with the same periods in 2009.  The increase for the three-month and six-month periods was primarily due to higher average prices, partially offset by lower volumes.

Net Energy Trading

Net energy trading margins were $4 million lower for the three months and $19 million higher for the six months ended June 30, 2010, compared with the same periods in 2009.  The unfavorable variance for the three-month period was primarily due to lower trading margins related to power, partially offset by favorable margins related to FTRs.  The favorable variance for the six-month period was primarily due to higher trading margins related to FTRs.

Utility Revenues

The increases in utility revenues were attributable to:

	June 30, 2010 vs. June 30, 2009
	Three Months Ended	Six Months Ended

U.K. electric delivery revenue	$14	$23
U.K. foreign currency exchange rates	3	21
	$17	$44

Higher U.K. electric delivery revenue for the three months ended June 30, 2010, compared with the same period in 2009, was mainly due to an increase in prices effective April 1, 2010 and 2009.

Higher U.K. electric delivery revenue for the six months ended June 30, 2010, compared with the same period in 2009, was mainly due to an increase in prices effective April 1, 2010 and 2009, partially offset by a revised estimate of network electricity losses.

Other Operation and Maintenance

The increases in other operation and maintenance expenses were due to:

	June 30, 2010 vs. June 30, 2009
	Three Months Ended	Six Months Ended

Montana hydroelectric litigation (Note 10)	$2	$51
Costs at fossil/hydroelectric plants (a)	25	24
Defined benefit costs	8	18
Other costs at Susquehanna nuclear plant	5	8
Outage costs at Susquehanna nuclear plant (b)	(25)	6
Uncollectible accounts		5
Impairment and other charges - emission allowances (c)	8	(14)
Workforce reduction (Note 9)		(13)
Other - Domestic	5	1
Other - U.K.	2	6
	$30	$92

(a)	Relates primarily to increased outage costs.
(b)	Relates primarily to the timing of outage costs at the Susquehanna nuclear plant. In 2010, the refueling and inspection outage commenced in early March and in 2009 it commenced in April.
(c)
Relates to an $8 million higher impairment of sulfur dioxide emission allowances for the three-month period and a $19 million lower impairment of sulfur dioxide emission allowances for the six-month period.  See Note 13 to the Financial Statements for additional information.  Partially offsetting this decrease for the six-month period was a $5 million increase in the charge for the settlement of a dispute regarding the sale of certain annual nitrogen oxide allowance put options.

Depreciation

The increases in depreciation expense were due to:

	June 30, 2010 vs. June 30, 2009
	Three Months Ended	Six Months Ended

Additions to PP&E (a)	$12	$27
U.K. foreign currency exchange rates		3
	$12	$30

(a)	2009 additions included the completion of the Brunner Island environmental projects, which impacted depreciation expense primarily beginning in the second half of 2009.

Taxes, Other Than Income

The increases in taxes, other than income were due to:

	June 30, 2010 vs. June 30, 2009
	Three Months Ended	Six Months Ended

Pennsylvania gross receipts tax (a)	$4	$7
Other	(1)	1
	$3	$8

(a)
Primarily due to an increase in electricity revenues as customers choose alternative suppliers in 2010 due to the expiration of generation rate caps.  This tax is passed through to customers, therefore it has minimal impact on earnings.  This tax is included in "Domestic Gross Energy Margins" above.

Other Income (Expense) - net

See Note 12 to the Financial Statements for details.

Other-Than-Temporary Impairments

Other-than-temporary impairments recognized during the six months ended June 30, 2010 were $3 million, compared with $18 million for the same period in 2009.  This decrease was primarily due to stronger investment returns in PPL Susquehanna's NDT funds caused by improved market conditions within the financial markets.

Interest Expense

The increases in interest expense were due to:

	June 30, 2010 vs. June 30, 2009
	Three Months Ended	Six Months Ended

Inflation adjustment on U.K. Index-linked Senior Unsecured Notes	$7	$21
Capitalized interest (a)	3	13
Montana hydroelectric litigation (Note 10)	1	8
Short-term debt interest expense	5	4
U.K. foreign currency exchange rates	1	3
Long-term debt interest expense	1	(7)
Other	(2)	5
	$16	$47

(a)	During the six months ended June 30, 2009, $8 million was capitalized related to the Brunner Island environmental projects. These projects were completed in 2009.

Income Taxes

The increases in income taxes were due to:

	June 30, 2010 vs. June 30, 2009
	Three Months Ended	Six Months Ended

Higher pre-tax book income	$55	$86
Foreign tax reserve adjustments (a)	37	51
Health Care Reform (b)		5
U.K. capital loss benefit (a)	(25)	(25)
Federal and state tax reserve adjustments (c)	4	(6)
Domestic manufacturing deduction (d)	(6)	(5)
U.S. income tax on foreign earnings, net of foreign tax credit	(7)	(4)
Other	(2)	1
	$56	$103

(a)
During the three months ended June 30, 2010, PPL Energy Supply recorded a $25 million foreign tax benefit and a related $22 million foreign tax reserve related to losses generated by restructuring.  During the three months ended June 30, 2009, PPL Energy Supply recorded $15 million of tax benefits related to the settlement of a U.K. tax dispute.

During the six months ended June 30, 2010, PPL Energy Supply recorded a $25 million foreign tax benefit and a related $22 million foreign tax reserve related to losses generated by restructuring.  During the six months ended June 30, 2009, PPL Energy Supply recorded $29 million of tax benefits related to settlements of U.K. tax disputes.

(b)
Beginning in 2013, provisions within Health Care Reform eliminated the tax deductibility of retiree health care costs to the extent of federal subsidies received by plan sponsors that provide retiree prescription drug benefits equivalent to Medicare Part D Coverage.  As a result, during the six months ended June 30, 2010, PPL Energy Supply recorded deferred income tax expense.

(c)	During the six months ended June 30, 2010, PPL Energy Supply recorded $7 million of tax benefits related to claims associated with foreign earnings and the settlement of a state tax dispute.
(d)
During three and six months ended June 30, 2010, PPL Energy Supply recorded an increase in tax benefits related to domestic manufacturing deductions due to an increase in domestic taxable income resulting from the expiration of generation rate caps in 2010.

See Note 5 to the Financial Statements for additional information on income taxes.

Discontinued Operations

See "Discontinued Operations" in Note 8 to the Financial Statements for information related to the sale of PPL Energy Supply's Long Island generation business in 2010 and the sale of the majority of PPL Energy Supply's Maine hydroelectric generation business in 2009.

Financial Condition

Liquidity and Capital Resources

PPL Energy Supply had the following at:

	June 30, 2010	December 31, 2009

Cash and cash equivalents	$4,134	$245
Short-term debt	$466	$639

The $3.9 billion increase in PPL Energy Supply's cash and cash equivalents position was primarily the net result of:

•	contributions from Member of $3.5 billion;
•	$602 million of cash provided by operating activities;
•	proceeds of $597 million from the issuance of long-term debt;
•	proceeds of $124 million from the sale of the Long Island generation business;
•	$464 million of capital expenditures;
•	distributions to Member of $364 million; and
•	a net decrease of $158 million in short-term debt (excluding the impact of U.K. foreign currency exchange rates).

The cash contributions received from its member relate to the funds received by PPL in June 2010 from the issuance of common stock and Equity Units.  These funds are being invested by a subsidiary of PPL Energy Supply and will be returned to PPL when PPL needs the funds to pay for the acquisition of E.ON U.S. and certain acquisition-related fees and expenses.

Auction Rate Securities

In 2010, PPL Energy Supply's investment in auction rate securities continues to be impacted by auction failures and the resulting inability to liquidate these securities.  PPL Energy Supply held auction rate securities with an aggregate par value of $20 million at June 30, 2010 and December 31, 2009.  At June 30, 2010 and December 31, 2009, the fair value of auction rate securities was estimated to be equal to par value.  Because PPL Energy Supply intends and has the ability to hold these auction rate securities until they can be liquidated at par value, PPL Energy Supply believes that it does not have significant exposure to realize losses on these securities.  Based upon the evaluation of available information, PPL Energy Supply believes these investments continue to be of high credit quality.  Additionally, PPL Energy Supply does not anticipate having to sell these securities to fund operations.  During the three and six months ended June 30, 2010, PPL Energy Supply liquidated an insignificant amount of securities at par.  See Note 13 to the Financial Statements for further discussion of auction rate securities.

Credit Facilities

At June 30, 2010, PPL Energy Supply's total committed borrowing capacity under its credit facilities and the use of this borrowing capacity were:

	Committed Capacity		Borrowed		Letters of Credit Issued	Unused Capacity

PPL Energy Supply Domestic Credit Facilities (a)		$4,125		$285	$529		$3,311

WPDH Limited Credit Facility	₤	150	₤	123	n/a	₤	27
WPD (South West) Credit Facility		210			n/a		210
Total WPD Credit Facilities (b)	₤	360	₤	123	n/a	₤	237

(a)
In March 2010, PPL Energy Supply's 364-day $200 million bilateral credit facility was amended.  The amendment included extending the expiration date to March 2013, thereby making it a three-year facility, and setting related fees based on the company's public debt rating.

In June 2010, PPL Energy Supply closed into escrow a new $4 billion syndicated credit facility, expiring December 31, 2014, that is intended to replace its existing 364-day $400 million and 5-year $3.2 billion syndicated credit facilities upon effectiveness.  Subject to certain conditions, the new credit facility will become effective on the earliest of (i) December 31, 2010, (ii) the date on which the acquisition of E.ON U.S. is completed by PPL, or (iii) the date on which the purchase and sale agreement relating to the acquisition of E.ON U.S. has been terminated or expired or such acquisition has otherwise been abandoned by PPL.

The borrowing outstanding at June 30, 2010 was repaid by PPL Energy Supply in July 2010.

The commitments under PPL Energy Supply's existing domestic credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than 16% of the total committed capacity.

(b)	The commitments under WPD's credit facilities are provided by eight banks, with no one bank providing more than 25% of the total committed capacity.

See Note 7 to the Financial Statements for further discussion of PPL Energy Supply's credit facilities.

Long-term Debt

In March 2010, WPD (South Wales) and WPD (South West) each issued £200 million of 5.75% Notes due 2040.  WPD received net proceeds of £394 million (which equated to $593 million) from the combined debt issuances.  See Note 7 to the Financial Statements for additional information.

The Economic Stimulus Package

PPL Energy Supply applied for DOE loan guarantees for the 125 MW Holtwood expansion project and for the 28 MW Rainbow redevelopment project.  In April 2010, PPL Energy Supply notified the DOE that it was withdrawing the applications for both projects citing improvements in the financial markets.

Rating Agency Decisions

Moody's, S&P and Fitch periodically review the credit ratings on the debt securities of PPL Energy Supply and its subsidiaries.  Based on their respective independent reviews, the rating agencies may periodically make certain ratings revisions or ratings affirmations.

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

In prior periodic reports, PPL Energy Supply described its then-current debt ratings in connection with, and to facilitate, an understanding of its liquidity position.  As a result of the passage of the Dodd-Frank Act and the attendant uncertainties relating to the extent to which issuers of non-asset backed securities may disclose credit ratings without being required to obtain rating agency consent to the inclusion of such disclosure, or incorporation by reference of such disclosure, in a registrant's registration statement or section 10(a) prospectus, PPL Energy Supply is limiting its credit rating disclosure to a description of the actions taken by the rating agencies with respect to PPL Energy Supply's ratings but without stating what ratings have been assigned to PPL Energy Supply or its subsidiaries, or their securities.  The ratings assigned by the rating agencies to PPL Energy Supply and its subsidiaries and their respective securities may be found, without charge, on each of the respective ratings agencies' websites, which ratings together with all other information contained on such rating agency websites is hereby explicitly not incorporated by reference in this report.

Rating agencies took the following actions in April 2010 related to PPL Energy Supply and its subsidiaries following PPL's announced agreement to acquire E.ON U.S.

Fitch

Fitch affirmed its credit ratings and outlook for PPL Energy Supply.

Moody's

Moody's affirmed its senior unsecured notes credit rating and outlook for PPL Energy Supply.

S&P

•	Revised the outlook of PPL Energy Supply;
•	Revised the outlook of WPDH Limited, WPD (South Wales) and WPD (South West); and
•	Affirmed its credit ratings for PPL Energy Supply, WPDH Limited, WPD (South Wales) and WPD (South West).

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

In May 2010, Fitch affirmed its rating and issued an outlook for PPL Montana's Pass Through Certificates due 2020.

Ratings Triggers

PPL Energy Supply has various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, tolling agreements, and interest rate and foreign currency instruments, which contain provisions requiring PPL Energy Supply to post additional collateral, or permit the counterparty to terminate the contract, if PPL Energy Supply's credit rating were to fall below investment grade.  See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral that would have been required for derivative contracts in a net liability position at June 30, 2010.  At June 30, 2010, if PPL Energy Supply's credit rating had been below investment grade, PPL Energy Supply would have been required to post an additional $321 million of collateral to counterparties for both derivative and non-derivative commodity and commodity-related contracts used in its generation, marketing and trading operations and interest rate and foreign currency contracts.

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

Commodity Price Risk (Non-trading)

PPL Energy Supply segregates its non-trading activities into two categories:  hedge activity and economic activity.  See Note 14 to the Financial Statements for additional information on hedge and economic activity.  The net fair value of economic positions at June 30, 2010 and December 31, 2009, were net liabilities of $233 million and $77 million.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Fair value of contracts outstanding at the beginning of the period	$1,726	$728	$1,280	$402
Contracts realized or otherwise settled during the period	(68)	102	(182)	201
Fair value of new contracts entered into during the period	(11)	133	7	55
Changes in fair value attributable to changes in valuation techniques (a)	(23)		(23)
Other changes in fair value	(321)	102	221	407
Fair value of contracts outstanding at the end of the period	$1,303	$1,065	$1,303	$1,065

(a)
In June 2010, PPL Energy Supply received market bids for certain full-requirement sales contracts that were monetized in early July.  See Note 14 to the Financial Statements for additional information.  At June 30, 2010, these contracts were valued based on the bids received (the market approach).  In prior periods, the fair value of these contracts was measured using the income approach.

The following table segregates the net fair value of PPL Energy Supply's non-trading commodity derivative contracts at June 30, 2010 based on whether the fair value was determined by prices quoted in active markets for identical instruments or other more subjective means.

	Net Asset (Liability)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value
Prices based on significant other observable inputs	$442	$764	$46		$1,252
Prices based on significant unobservable inputs	3	(4)	2	$50	51
Fair value of contracts outstanding at the end of the period	$445	$760	$48	$50	$1,303

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Fair value of contracts outstanding at the beginning of the period	$2	$(37)	$(6)	$(75)
Contracts realized or otherwise settled during the period	11		10	33
Fair value of new contracts entered into during the period	2	9	2	35
Other changes in fair value	(11)	15	(2)	(6)
Fair value of contracts outstanding at the end of the period	$4	$(13)	$4	$(13)

PPL Energy Supply will reverse unrealized losses of approximately $5 million over the next three months as the transactions are realized.

The following table segregates the net fair value of PPL Energy Supply's trading commodity derivative contracts at June 30, 2010 based on whether the fair value was determined by prices quoted in active markets for identical instruments or other more subjective means.

	Net Asset (Liability)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value
Prices quoted in active markets for identical instruments	$2				$2
Prices based on significant other observable inputs	(2)	$1	$5	$1	5
Prices based on significant unobservable inputs	(3)				(3)
Fair value of contracts outstanding at the end of the period	$(3)	$1	$5	$1	$4

VaR Models

PPL Energy Supply utilizes a VaR model to measure commodity price risk in domestic gross energy margins for its non-trading and trading portfolios.  VaR is a statistical model that attempts to estimate the value of potential loss over a given holding period under normal market conditions at a given confidence level.  PPL Energy Supply calculates VaR using a Monte Carlo simulation technique based on a five-day holding period at a 95% confidence level.  The trading portfolio includes all speculative positions, regardless of the delivery period.  PPL Energy Supply's non-trading portfolio includes PPL Energy Supply's entire portfolio, including generation, with delivery periods through the next 12 months.  Given the company's conservative hedging program, PPL Energy Supply's non-trading VaR exposure is expected to be limited in the short-term.  The VaR for PPL Energy Supply's portfolios using end-of-quarter results for the period was as follows:

	Trading VaR		Non-Trading VaR
	June 30,	Dec. 31,	June 30,	Dec. 31,
	2010	2009	2010	2009

95% Confidence Level, Five-Day Holding Period
Period End	$4	$3	$9	$8
Average for the Period	4	4	10	9
High	5	8	11	11
Low	3	1	9	8

Both the trading and non-trading VaR computations exclude FTRs due to the absence of reliable spot and forward markets.  The fair value of the FTR positions at June 30, 2010 was an unrealized loss of $3 million and consisted of the following:

	2010	2011

Non-trading	$(1)	$(2)

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

At June 30, 2010, PPL Energy Supply's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was $1 million.

PPL Energy Supply is also exposed to changes in the fair value of its domestic and international debt portfolios.  PPL Energy Supply estimated that a 10% decrease in interest rates at June 30, 2010 would increase the fair value of its debt portfolio by $207 million.

At June 30, 2010, PPL Energy Supply had the following interest rate hedges outstanding:

	Exposure Hedged	Fair Value, Net - Asset (a)	Effect of a 10% Adverse Movement in Rates (b)
Cash flow hedges
Interest rate swaps (c)
Cross-currency swaps (d)	$302	$52	$(39)
Fair value hedges
Interest rate swaps (e)

(a)	Includes accrued interest, if applicable.
(b)	Effects of adverse movements decrease assets or increase liabilities, as applicable, which could result in an asset becoming a liability.
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

At June 30, 2010, PPL Energy Supply had the following foreign currency hedges outstanding:

	Exposure Hedged	Fair Value, Net - Asset	Effect of a 10% Adverse Movement in Foreign Currency Exchange Rates (a)

Net investment hedges (b)	£15	$7	$(2)
Economic hedges (c)	56	1	(2)

(a)	Effects of adverse movements decrease assets or increase liabilities, as applicable, which could result in an asset becoming a liability.
(b)
To protect the value of a portion of PPL Energy Supply's net investment in WPD, PPL executed forward contracts to sell British pounds sterling.  The settlement dates of these contracts range from March 2011 through June 2011.

(c)
To economically hedge the translation of 2010 expected income denominated in British pounds sterling to U.S. dollars, PPL entered into a combination of average rate forwards and average rate options to sell British pounds sterling.  The forwards and options have termination dates ranging from July 2010 through December 2010.

NDT Funds - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna nuclear plant.  At June 30, 2010, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on PPL Energy Supply's Balance Sheet.  The mix of securities is designed to provide returns sufficient to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs.  However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are primarily exposed to changes in interest rates.  PPL actively monitors the investment performance and periodically reviews asset allocation in accordance with its NDT policy statement.  At June 30, 2010, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $37 million reduction in the fair value of the trust assets.  See Notes 13 and 17 to the Financial Statements for additional information regarding PPL Susquehanna's NDT funds.

Credit Risk

See Notes 13 and 14 to the Financial Statements and "Risk Management - Energy Marketing & Trading and Other - Credit Risk" in PPL Energy Supply's 2009 Form 10-K for information on credit risk and credit concentration.

Foreign Currency Translation

During 2010 and 2009, the British pound sterling fluctuated in relation to the U.S. dollar.  Changes in these exchange rates resulted in a foreign currency translation loss of $164 million for the six months ended June 30, 2010, which primarily reflected a $422 million reduction to PP&E offset by a reduction of $258 million to net liabilities.  Changes in these exchange rates resulted in a foreign currency translation gain of $77 million for the six months ended June 30, 2009, which primarily reflected a $164 million increase to PP&E offset by an increase of $87 million to net liabilities.  These adjustments resulting from translation are recorded in AOCI.

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

In 2010 and 2009, PPL Energy Supply sold its Long Island generation business and the majority of its Maine hydroelectric generation business.  It is also in the process of selling the three remaining Maine hydroelectric facilities.

See Note 8 to the Financial Statements for additional information on these and other significant activities.

PPL Energy Supply continuously reexamines development projects based on market conditions and other factors to determine whether to proceed with the projects, sell, cancel or expand them, execute tolling agreements or pursue other options.

Environmental Matters

In June 2010, the EPA proposed two approaches to regulating the disposal and management of coal combustion residuals (CCR) under the Resource Conservation and Recovery Act (RCRA).  CCRs include fly ash, bottom ash and scrubber wastes.  In one approach, the EPA would regulate CCRs as a hazardous waste under Subtitle C of RCRA.  PPL Energy Supply cannot predict at this time the final requirements of the EPA's CCR regulations and what impact, if any, they would have on PPL Energy Supply's facilities, but the costs to PPL Energy Supply could be significant.

See "Item 1. Business - Environmental Matters" in PPL Energy Supply's 2009 Form 10-K and Note 10 to the Financial Statements for a discussion of environmental matters.

New Accounting Guidance

See Note 2 to the Financial Statements for a discussion of new accounting guidance adopted.

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

PPL ELECTRIC UTILITIES CORPORATION AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

PPL Electric is an electricity delivery service provider in eastern and central Pennsylvania with headquarters in Allentown, Pennsylvania.  Refer to "Item 1. Business - Background" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" in PPL Electric's 2009 Form 10-K for a description of its business, discussion of its strategy, and the risks and challenges that it faces in its business.  See "Forward-Looking Information," Note 10 to the Financial Statements and the remainder of Item 2 in this Form 10-Q, and "Item 1A. Risk Factors" and the rest of Item 7 in PPL Electric's 2009 Form 10-K for more information concerning the material risks and uncertainties that PPL Electric faces in its business and with respect to its future earnings and cash flows.

The following information should be read in conjunction with PPL Electric's Condensed Consolidated Financial Statements and the accompanying Notes and with PPL Electric's 2009 Form 10-K.  Terms and abbreviations are explained in the glossary.  Dollars are in millions unless otherwise noted.

Customer Choice in Pennsylvania

Under the Customer Choice Act, as part of a settlement approved by the PUC, PPL Electric agreed to provide electricity as a PLR at predetermined "capped" rates through 2009.  To mitigate the risk that PPL Electric would not be able to obtain adequate energy supply at the "capped" rates, PPL Electric entered into full-requirement energy supply contracts with PPL EnergyPlus, an affiliate.  Under these contracts, through 2009, PPL EnergyPlus supplied PPL Electric's entire PLR load at predetermined prices equal to the capped generation rates that PPL Electric was authorized to charge its customers.  Effective January 1, 2010, PPL Electric's rates for generation supply as a PLR are no longer capped and the cost of electric generation is based on a competitive solicitation process.

When comparing the three and six months ended June 30, 2010 to the same periods in 2009, certain line items on PPL Electric's financial statements were impacted by the expiration of generation rate caps, the resulting competitive solicitations for power supply, the migration of customers to alternative suppliers, the Customer Choice Act and Act 129.  These items had minimal impact on PPL Electric's domestic gross delivery margins as approved recovery mechanisms allow for cost recovery of associated expenses, including the cost of energy provided as a PLR.  PPL Electric continues to remain the delivery provider for all customers in its service territory and charges a regulated rate for the service of delivering electricity.

However, PPL Electric's 2010 domestic gross delivery margins were negatively impacted by the expiration of CTC recovery in December 2009.

See "Statement of Income Analysis - Domestic Gross Delivery Margins" for additional information.

Market Events

In the first half of 2009, financial and commodity market conditions generally increased PPL Electric's exposure to credit risk; made obtaining new sources of bank and capital markets funding and issuing commercial paper more difficult and costly; and caused negative investment returns in the assets of defined benefit plans sponsored by PPL.  Since mid-2009, bank credit capacity has improved, and the values of debt and equity securities in defined benefit plans sponsored by PPL have improved.  PPL Electric continues to be impacted in 2010 by higher costs of renewing existing or establishing new credit facilities.

Results of Operations

The following discussion begins with a summary of PPL Electric's earnings.  "Results of Operations" continues with a description of key factors that management expects may impact future earnings.  This section ends with "Statement of Income Analysis," which includes explanations of significant changes in principal items on PPL Electric's Statements of Income, comparing the three and six months ended June 30, 2010, with the same periods in 2009.

The results for interim periods can be disproportionately influenced by various factors and developments and by seasonal variations, and as such, the results of operations for interim periods do not necessarily indicate results or trends for the year or for future operating results.

Earnings

Net income available to PPL was:

Three Months Ended June 30,		Six Months Ended June 30,
2010	2009	2010	2009

$16	$17	$53	$66

The after-tax changes in net income available to PPL between these periods were due to the following factors.

	June 30, 2010 vs. June 30, 2009
	Three Months Ended	Six Months Ended

Domestic gross delivery margins	$8	$(1)
Other operation and maintenance	(9)	(16)
Depreciation	(2)	(2)
Interest expense	4	6
Distributions on preferred securities (Note 7)	(3)	(3)
Other	1	(3)
Special items		6
	$(1)	$(13)

•	See "Domestic Gross Delivery Margins" for an explanation of margins generated by PPL Electric's domestic regulated electric delivery operations.

•	Other operation and maintenance increased for both periods primarily due to higher payroll costs due to increased staffing and higher vegetation management costs.

•	Interest expense decreased for both periods primarily due to long-term debt retirements in the third quarter of 2009.

The following after-tax amounts, which management considers special items, also impacted earnings.

Six Months Ended June 30, 2009

Asset impairments	$(1)
Workforce reduction (Note 9)	(5)
Total	$(6)

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

Domestic Gross Delivery Margins

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Operating Income (a)	$56	$61	$143	$167
Adjustments:
Other operation and maintenance (a)	131	98	251	204
Depreciation (a)	33	30	67	63
Taxes, other than income (a)	29	46	76	98
Expense adjustments (b)	(50)	(50)	(117)	(110)
Domestic gross delivery margins	$199	$185	$420	$422

(a)	As reported on the Statements of Income.
(b)	The components of these adjustments are detailed in the tables below.

The following tables provide the income statement line items and other adjustments that comprise domestic gross delivery margins.

	Three Months Ended June 30,
	2010	2009	Change
Revenue
Retail electric (a)	$522	$727	$(205)
Wholesale electric to affiliate (a)		20	(20)
	522	747	(225)
Expense
Energy purchases (a)	209	31	178
Energy purchases from affiliate (a)	64	411	(347)
Amortization of recoverable transition costs (a)		70	(70)
Expense adjustments (b)
Gross receipts tax (c)	27	44	(17)
Act 129 (d)	19		19
Other	4	6	(2)
Total expense adjustments	50	50
	323	562	(239)
Domestic gross delivery margins	$199	$185	$14

	Six Months Ended June 30,
	2010	2009	Change
Revenue
Retail electric (a)	$1,334	$1,617	$(283)
Wholesale electric to affiliate (a)	1	40	(39)
	1,335	1,657	(322)
Expense
Energy purchases (a)	619	63	556
Energy purchases from affiliate (a)	179	908	(729)
Amortization of recoverable transition costs (a)		154	(154)
Expense adjustments (b)
Gross receipts tax (c)	72	95	(23)
Act 129 (d)	37		37
Other	8	15	(7)
Total expense adjustments	117	110	7
	915	1,235	(320)
Domestic gross delivery margins	$420	$422	$(2)

(a)	As reported on the Statements of Income.
(b)	To include/exclude the impact of any revenues and expenses consistent with the way management reviews domestic gross delivery margins.
(c)	Included in "Taxes, other than income" on the Statements of Income.
(d)	Included in "Other operation and maintenance" on the Statement of Income.

Domestic Gross Delivery Margins by Component

Domestic gross delivery margins are generated through PPL Electric's domestic regulated electric distribution activities, including PLR supply, and transmission activities.

	Three Months Ended June 30,
	2010	2009	Change

Distribution	$157	$157
Transmission	42	28	$14
Domestic gross delivery margins	$199	$185	$14

	Six Months Ended June 30,
	2010	2009	Change

Distribution	$336	$355	$(19)
Transmission	84	67	17
Domestic gross delivery margins	$420	$422	$(2)

Distribution

Distribution margins were unfavorably impacted during the three months ended June 30, 2010, compared with the same period in 2009, primarily due to margins realized in 2009 related to the collection of CTC, which ended in December 2009, offset by the impact of favorable weather on 2010 margins.

Distribution margins were $19 million lower during the six months ended June 30, 2010, compared with the same period in 2009, primarily due to margins realized in 2009 related to the collection of CTC, which ended in December 2009.

Transmission

Transmission margins were $14 million and $17 million higher during the three and six months ended June 30, 2010, compared with the same periods in 2009, primarily due to the recovery of additional costs through a FERC tariff that utilizes a formula-based rate recovery mechanism.

Other Operation and Maintenance

The increases in other operation and maintenance expenses were due to:

	June 30, 2010 vs. June 30, 2009
	Three Months Ended	Six Months Ended

Amortization of Act 129 costs (a)	$19	$37
Vegetation management costs	8	10
Payroll-related costs	5	7
Workforce reduction (Note 9)		(9)
Other	1	2
	$33	$47

(a)
Relates to costs associated with a PUC-approved energy efficiency and conservation plan.  These costs are recovered in customer rates and substantially match the revenue recorded, therefore have minimal impact on earnings.  See "Regulatory Issues - Pennsylvania Activities" in Note 10 to the Financial Statements for additional information on this plan.  These costs are included in "Domestic Gross Delivery Margins" above.

Depreciation

Depreciation increased by $3 million and $4 million for the three and six months ended June 30, 2010, compared with the same periods in 2009, primarily due to PP&E additions.

Taxes, Other Than Income

Taxes, other than income decreased by $17 million and $22 million for the three and six months ended June 30, 2010, compared with the same periods in 2009.  The decrease for both periods was primarily due to a decrease in Pennsylvania gross receipts tax.  This tax, which is passed through to customers and therefore it has minimal impact on earnings, declined mainly as a result of lower electricity revenues as customers choose alternative suppliers due to the expiration of generation rate caps.  Pennsylvania gross receipt tax is included in "Domestic Gross Delivery Margins" above.

Other Income (Expense) - net

See Note 12 to the Financial Statements for details.

Financing Costs

Financing costs, which consist of "Interest Expense" and "Distributions on Preferred Securities," decreased by $4 million and $7 million for the three and six months ended June 30, 2010, compared with the same periods in 2009.  The decrease for both periods was primarily due to long-term debt retirements in the third quarter of 2009, partially offset by a premium paid to redeem all of PPL Electric's preferred stock in the second quarter of 2010.

Income Taxes

The changes in income taxes were due to:

	June 30, 2010 vs. June 30, 2009
	Three Months Ended	Six Months Ended

Higher (lower) pre-tax book income	$2	$(4)
Other	(1)	(1)
	$1	$(5)

See Note 5 to the Financial Statements for additional information on income taxes.

Financial Condition

Liquidity and Capital Resources

PPL Electric had the following at:

	June 30, 2010	December 31, 2009

Cash and cash equivalents	$262	$485

The $223 million decrease in PPL Electric's cash and cash equivalents position was primarily the net result of:

•	$145 million of capital expenditures;
•	$54 million for the redemption of preferred stock;
•	the payment of $49 million of dividends on common stock and preferred securities;
•	$27 million used in operating activities; and
•	$55 million of contributions from PPL.

Credit Facilities

At June 30, 2010, PPL Electric's total committed borrowing capacity under its credit facilities and the use of this borrowing capacity were:

	Committed Capacity	Borrowed	Letters of Credit Issued	Unused Capacity

5-year Syndicated Credit Facility (a)	$190		$13	$177
Asset-backed Credit Facility (b)	150		n/a	150
Total PPL Electric Credit Facilities	$340		$13	$327

(a)
In June 2010, PPL Electric closed into escrow a new $200 million syndicated credit facility, expiring December 31, 2014, that is intended to replace its existing 5-year Syndicated Credit Facility upon effectiveness.  Subject to certain conditions, the new credit facility will become effective on the earliest of (i) December 31, 2010, (ii) the date on which the acquisition of E.ON U.S. is completed by PPL, or (iii) the date on which the purchase and sale agreement relating to the acquisition of E.ON U.S. has been terminated or expired or such acquisition has otherwise been abandoned by PPL.

The commitments under the existing credit facility are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than 18% of the total committed capacity.

(b)
At June 30, 2010, based on accounts receivable and unbilled revenue pledged, $150 million was available for borrowing.  In July 2010, PPL Electric and a subsidiary extended the expiration date of the credit agreement related to the asset-backed commercial paper program to July 2011.

See Note 7 to the Financial Statements for further discussion of PPL Electric's credit facilities.

Equity Securities

In April 2010, PPL Electric redeemed all five series of its outstanding preferred stock, with a par value in the aggregate of $51 million for $54 million plus accumulated dividends.  See Note 7 to the Financial Statements for additional information.

The Economic Stimulus Package

In July 2009, PPL Electric proposed to the DOE that the agency provide funding for one-half of a $38 million smart grid project.  The project would use smart grid technology to strengthen reliability, save energy and improve electric service for 60,000 Harrisburg, Pennsylvania area customers.  It would also provide benefits beyond the Harrisburg region, helping to speed power restoration across PPL Electric's 29-county service territory.  In October 2009, PPL Electric received notification that its grant proposal had been selected by the DOE for award negotiations.  PPL Electric and the DOE successfully completed negotiations for the full 50% matching grant in March 2010 and signed an agreement in April 2010.  The project is scheduled to be completed by the end of September 2012.

Rating Agency Decisions

Moody's, S&P and Fitch periodically review the credit ratings on the debt and preferred securities of PPL Electric.  Based on their respective independent reviews, the rating agencies may periodically make certain ratings revisions or ratings affirmations.

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

In prior periodic reports, PPL Electric described its then-current debt ratings in connection with, and to facilitate, an understanding of its liquidity position.  As a result of the passage of the Dodd-Frank Act and the attendant uncertainties relating to the extent to which issuers of non-asset backed securities may disclose credit ratings without being required to obtain rating agency consent to the inclusion of such disclosure, or incorporation by reference of such disclosure, in a registrant's registration statement or section 10(a) prospectus, PPL Electric is limiting its credit rating disclosure to a description of the actions taken by the rating agencies with respect to PPL Electric's ratings but without stating what ratings have been assigned to PPL Electric or its securities.  The ratings assigned by the rating agencies to PPL Electric and its respective securities may be found, without charge, on each of the respective ratings agencies' websites, which ratings together with all other information contained on such rating agency websites is hereby explicitly not incorporated by reference in this report.

In January 2010, as a result of implementing its recently revised guidelines for rating preferred stock and hybrid securities, Fitch lowered the ratings of PPL Electric's preferred stock and preference stock.  Fitch stated in its press release that the new guidelines, which apply to instruments issued by companies in all sectors, typically resulted in downgrades of one notch for many instruments that provide for the ability to defer interest or dividend payments.  Fitch stated that it has no reason to believe that deferral will be activated.

Rating agencies took the following actions in April 2010 related to PPL Electric.

Fitch

Fitch affirmed its credit ratings and outlook for PPL Electric following PPL's announced agreement to acquire E.ON U.S.

Moody's

•	Revised the outlook for PPL Electric;
•	Lowered the rating of PPL Electric's preferred securities;
•	Lowered the issuer rating of PPL Electric; and
•	Affirmed the senior secured rating and commercial paper rating of PPL Electric.

Moody's stated in its press release that the revision in the rating for PPL Electric, while reflective of PPL's announced agreement to acquire E.ON U.S. is driven more by weakening financial metrics and the outlooks that had been in place for PPL and PPL Electric for the past year.

S&P

S&P affirmed its credit rating for PPL Electric following PPL's announced agreement to acquire E.ON U.S.

Capital Expenditures

The schedule below shows PPL Electric's capital expenditure projections at June 30, 2010.

	Projected
	2010	2011	2012
Construction expenditures (a) (b)
Transmission and distribution facilities	$355	$495	$528
Other	48	38	39
Total Capital Expenditures	$403	$533	$567

(a)	Construction expenditures include AFUDC, which is expected to be approximately $34 million for the years 2010 through 2012.
(b)	Includes expenditures for intangible assets.

PPL Electric's capital expenditure projections for the years 2010-2012 total $1.5 billion.  Capital expenditure plans are revised periodically to reflect changes in operational, market and regulatory conditions.  This table has been revised from that which was presented in PPL Electric's 2009 Form 10-K for changes in the timing of estimated expenditures related to the PJM-approved regional transmission line project.  See Note 8 to the Financial Statements for additional information.

For additional information on PPL Electric's liquidity and capital resources, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL Electric's 2009 Form 10-K.

Risk Management

Market Risk

Commodity Price and Volumetric Risk - PLR Contracts

PPL Electric is exposed to market price and volumetric risks from its obligation as PLR.  The PUC has approved a cost recovery mechanism that allows PPL Electric to pass through to customers the cost associated with fulfilling its PLR obligation.  This cost recovery mechanism substantially eliminates PPL Electric's exposure to market price risk.  PPL Electric also mitigates its exposure to volumetric risk by entering into full-requirement energy supply contracts for its customers.  These supply contracts transfer the volumetric risk associated with the PLR obligation to the energy suppliers.

Interest Rate Risk

PPL Electric has issued debt to finance its operations, which exposes it to interest rate risk.  PPL Electric's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was insignificant at June 30, 2010.  PPL Electric estimated that a 10% decrease in interest rates at June 30, 2010 would increase the fair value of its debt portfolio by $64 million.

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

At June 30, 2010, the majority of the successful bidders under all of the solicitations had an investment grade credit rating from S&P.  Successful bidders who do not have a credit rating by S&P constitute an insignificant portion of PPL Electric's PLR supply, and are subject to a lower threshold for posting collateral.  No successful bidders were required to post collateral under the Agreements at June 30, 2010.  There is no instance under these Agreements in which PPL Electric is required to post collateral to its suppliers.

See Notes 13 and 14 to the Financial Statements and "Risk Management - Credit Risk" in PPL Electric's 2009 Form 10-K for additional information on credit risk and credit concentration.

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

New Accounting Guidance

See Note 2 to the Financial Statements for a discussion of new accounting guidance adopted.

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

The registrant's principal executive officer and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of June 30, 2010, the registrant's disclosure controls and procedures are effective to ensure that material information relating to the registrant and its consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared.  The aforementioned principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officer, to allow for timely decisions regarding required disclosure.

(b)	Change in internal controls over financial reporting.

The registrant's principal executive officer and principal financial officer have concluded that there were no changes in the registrant's internal control over financial reporting during the registrant's second fiscal quarter that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

Item 4(T).  Controls and Procedures

PPL Energy Supply, LLC and PPL Electric Utilities Corporation

(a)	Evaluation of disclosure controls and procedures.

The registrants' principal executive officers and principal financial officers, based on their evaluation of the registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of June 30, 2010, the registrants' disclosure controls and procedures are effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared.  The aforementioned principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, to allow for timely decisions regarding required disclosure.

(b)	Change in internal controls over financial reporting.

The registrants' principal executive officers and principal financial officers have concluded that there were no changes in the registrants' internal control over financial reporting during the registrants' second fiscal quarter that have materially affected, or are reasonably likely to materially affect, the registrants' internal control over financial reporting.

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

Item 1A. Risk Factors

PPL Corporation

The risk factors discussed below are related to PPL's pending acquisition of E.ON U.S., as described in Note 8 to the Financial Statements.  They should be read in conjunction with and update and supplement the risk factors disclosed in PPL's "Item 1A. Risk Factors" of the 2009 Form 10-K.

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
The preparation required to complete the Acquisition may place a significant burden on management and internal resources.  The additional demands on management and any difficulties encountered in completing the transaction and with the transition and integration process could affect our internal resources and financial results.

The Acquisition will expose us to additional risks and uncertainties with respect to the acquired businesses and their operations.

We expect that the Acquisition will rebalance our business mix to a greater percentage of regulated operations.  While we believe this should mitigate our exposure to downturns in the wholesale power markets, it will increase our coal-based generation portfolio and our dependence on rate-of-return regulation.  Although we are already exposed to risks relating to use of coal and rate-of-return regulation, the Acquisition will increase these risks.

The acquired businesses will generally be subject to similar risks that we are subject to in our existing businesses, particularly our supply and distribution segments (as the acquired businesses are integrated and both generate and deliver power).  In addition, they will be subject to the following additional risks:

•
Their profitability will depend largely on their ability to recover costs from customers and changes in circumstances or in the regulatory environment that may impair their ability to recover costs from customers or achieve a certain rate of return.

•
Rising energy prices could negatively impact these businesses.  Higher fuel costs could significantly impact results of operations, particularly if there is a reduction in customer demand or an increase in bad debt expense, which could also have a material impact on their results of operations.

•
Their natural gas distribution activities involve numerous risks that may result in accidents and other operating costs.  There are inherent in natural gas distribution activities a variety of hazards and operating risks, such as leaks, fires and mechanical problems, which could cause financial losses and exposure, significant damage to property, environmental pollution and impairment of operations.

•
Environmental costs and liabilities associated with aspects of the acquired businesses may differ from those of our existing business, including with respect to natural gas distribution and certain former operations, as well as with governmental and other third-party proceedings.

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
If the Acquisition is not completed, PPL will be subject to a number of risks, including, but not limited to:

• We may be required to pay E.ON US Investments, under specified circumstances set forth in the Purchase and Sale Agreement, a termination fee of $450 million.

• We must pay costs related to the Acquisition including, among others, legal, accounting, advisory, financing fees, filing and printing costs, whether the Acquisition is completed or not.

• We could be subject to litigation related to the failure to complete the acquisition or other factors, which may adversely affect our business, financial results and stock price.

We will incur significant transaction and acquisition-related costs in connection with the financing of the Acquisition, and may be unable to complete alternative financing before closing.
We expect to incur, until the closing of the Acquisition, significant non-recurring costs associated with the financing of the Acquisition, including obtaining and maintaining the committed bridge financing that assures our ability to pay the Acquisition purchase price.  In addition, we will be subject to numerous market risks in connection with our plan to raise alternative financing to fund the purchase price of the Acquisition prior to closing, including risks related to general economic conditions, changes in the marketplace of the costs of capital and of the demand for securities of the types we will seek to offer to raise the alternative financing.  In the event less than the entire Acquisition purchase price is available to us at the time of closing, we will be required to draw under the Bridge Facility in order to complete the Acquisition, and the costs to do so are likely to be significant.

PPL Energy Supply, LLC and PPL Electric Utilities Corporation

There have been no material changes to PPL Energy Supply's and PPL Electric's risk factors from those disclosed in "Item 1A. Risk Factors" of the 2009 Form 10-K.

Item 6. Exhibits

3(ii)(a)	-	Amended and Restated Bylaws of PPL Corporation effective as of May 19, 2010 (Exhibit 99.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 19, 2010)
4(a)	-
Supplemental Indenture No. 2 among PPL Capital Funding, Inc., PPL Corporation and The Bank of New York Mellon (as successor to The Bank of New York), as Trustee, dated as of June 28, 2010 (Exhibit 4.3 to PPL Corporation Form 8-K Report (File No. 1-11459) dated June 28, 2010)

10(a)	-	Amendment No. 5 to Directors Deferred Compensation Plan, dated May 28, 2010
10(b)	-	$500 million Facility Agreement, dated as of May 14, 2010, among PPL Energy Supply, LLC, as Borrower, and Morgan Stanley Bank, as Issuer
10(c)	-
Purchase and Sale Agreement, dated as of April 28, 2010, by and between E.ON US Investments Corp., PPL Corporation and E.ON AG (Exhibit No. 99.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 28, 2010)

10(d)	-
Debt Commitment Letter, dated April 28, 2010, by and between PPL Corporation, Banc of America, N.A., Banc of America Securities LLC, Credit Suisse AG and Credit Suisse Securities (USA) LLC (Exhibit No. 99.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 28, 2010)

10(e)	-
$6,500,000,000 Senior Bridge Term Loan Credit Agreement, dated as of June 9, 2010, among PPL Capital Funding, Inc., Borrower, PPL, Guarantor, the lenders from time to time party thereto and Bank of America, N.A., Administrative Agent, Credit Suisse, A.G., Syndication Agent, Wells Fargo Bank, National Association, Documentation Agent, Banc of America Securities LLC, Credit Suisse Securities (USA) LLC and Wells Fargo Securities, LLC, Joint Lead Arrangers (Exhibit 10.1 to PPL Corporation Form 8-K (File No. 1-11459) dated June 9, 2010)

10(f)	-
Notice of Commitment Reduction, issued on June 28, 2010, by PPL Capital Funding, Inc., pursuant to Section 2.07(c) of the $6,500,000,000 Senior Bridge Term Loan Credit Agreement, dated as of June 9, 2010

10(g)	-
Amendment No. 2 to Credit and Security Agreement, dated as of July 27, 2010, by and among PPL Receivables Corporation, as Borrower, PPL Electric Utilities Corporation, as Servicer, Victory Receivables Corporation, as a Lender and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Liquidity Bank and as Agent

12(a)	-	PPL Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
12(b)	-	PPL Energy Supply, LLC and Subsidiaries Computation of Ratio of Earnings to Fixed Charges
12(c)	-	PPL Electric Utilities Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended June 30, 2010, filed by the following officers for the following companies:

31(a)	-	James H. Miller for PPL Corporation
31(b)	-	Paul A. Farr for PPL Corporation
31(c)	-	James H. Miller for PPL Energy Supply, LLC
31(d)	-	Paul A. Farr for PPL Energy Supply, LLC
31(e)	-	David G. DeCampli for PPL Electric Utilities Corporation
31(f)	-	Vincent Sorgi for PPL Electric Utilities Corporation

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended June 30, 2010, furnished by the following officers for the following companies:

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

PPL Corporation
(Registrant)

PPL Energy Supply, LLC
(Registrant)

PPL Electric Utilities Corporation
(Registrant)

Date: August 5, 2010	/s/ Vincent Sorgi
Vincent Sorgi
Vice President and Controller
(Chief Accounting Officer)