Form 10-Q
period 2010-09-30
PPL ELECTRIC UTILITIES CORP; PPL Corp; PPL ENERGY SUPPLY LLC
filed 2010-10-29
CIK 317187, 922224, 1161976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2010
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-11459	PPL Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-2758192

1-32944	PPL Energy Supply, LLC (Exact name of Registrant as specified in its charter) (Delaware) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-3074920

1-905	PPL Electric Utilities Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-0959590

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

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
PPL Corporation	[ X ]	[ ]	[ ]	[ ]
PPL Energy Supply, LLC	[ ]	[ ]	[ X ]	[ ]
PPL Electric Utilities Corporation	[ ]	[ ]	[ X ]	[ ]

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

PPL Corporation	Yes	No X
PPL Energy Supply, LLC	Yes	No X
PPL Electric Utilities Corporation	Yes	No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

PPL Corporation	Common stock, $.01 par value, 483,291,708 shares outstanding at October 22, 2010.

PPL Energy Supply, LLC	PPL Corporation indirectly holds all of the membership interests in PPL Energy Supply, LLC.

PPL Electric Utilities Corporation	Common stock, no par value, 66,368,056 shares outstanding and all held by PPL Corporation at October 22, 2010.

This document is available free of charge at the Investor Center on PPL's Web site at www.pplweb.com.  However, information on this Web site does not constitute a part of this Form 10-Q.

PPL CORPORATION
PPL ENERGY SUPPLY, LLC
PPL ELECTRIC UTILITIES CORPORATION

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

GLOSSARY OF TERMS AND ABBREVIATIONS

PPL Corporation and certain of its current and former subsidiaries

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

WPDH Limited - Western Power Distribution Holdings Limited, an indirect, wholly owned subsidiary of PPL Global.  WPDH Limited owns WPD LLP.

Other terms and abbreviations

£ - British pound sterling.

2009 Form 10-K - Annual Report to the SEC on Form 10-K for the year ended December 31, 2009.

Acid Rain Program - allowance trading system established by the Clean Air Act to reduce levels of sulfur dioxide.  Under this program, affected power plants are allocated allowances based on their fuel consumption during specified baseline years and a specific emissions rate.

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

Fitch - Fitch, Inc., a credit rating agency.

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

IRS - Internal Revenue Service, a U.S. government agency.

IRC Sec. 481 - the Internal Revenue Code Section that identifies the tax year in which accounting method change differences are recognized in federal taxable income.

ISO - Independent System Operator.

KU - Kentucky Utilities Company, a Kentucky and a Virginia corporation and a public utility subsidiary of E.ON U.S. engaged in the regulated generation, transmission, distribution and sale of electricity, primarily in Kentucky.

LG&E - Louisville Gas and Electric Company, a Kentucky corporation and a public utility subsidiary of E.ON U.S. engaged in the regulated generation, transmission, distribution and sale of electricity and the distribution and sale of natural gas in Kentucky.

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

Moody's - Moody's Investors Service, Inc., a credit rating agency.

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

PEDFA - Pennsylvania Economic Development Financing Authority.

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

SCR - selective catalytic reduction, a pollution control process for the removal of nitrogen oxide from exhaust gases.

Scrubber - an air pollution control device that can remove particulates and/or gases (such as sulfur dioxide) from exhaust gases.

SEC - Securities and Exchange Commission, a U.S. government agency whose primary mission is to protect investors and maintain the integrity of the securities markets.

SIFMA Index - the Securities Industry and Financial Markets Association Municipal Swap Index.

SNCR - selective non-catalytic reduction, a pollution control process for the removal of nitrogen oxide from exhaust gases.

S&P - Standard & Poor's Ratings Services, a credit rating agency.

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

Tolling agreement - agreement whereby the owner of an electric generating facility agrees to use that facility to convert fuel provided by a third party into electricity for delivery back to the third party.

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

VWAP - as it relates to the Equity Units issued by PPL, the per share volume-weighted-average price as displayed under the heading Bloomberg VWAP on Bloomberg page "PPL <EQUITY> AQR" (or its equivalent successor if such page is not available) in respect of the period from the scheduled open of trading on the relevant trading day until the scheduled close of trading on the relevant trading day (or if such volume-weighted-average price is unavailable, the market price of one share of PPL common stock on such trading day determined, using a volume-weighted-average method, by a nationally recognized independent investment banking firm retained for this purpose by PPL).

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

•	fuel supply cost and availability;
•	weather conditions affecting generation, customer energy use and operating costs;
•	operation, availability and operating costs of existing generation facilities;
•	transmission and distribution system conditions and operating costs;
•	potential expansion of alternative sources of electricity generation;
•	potential laws or regulations to reduce emissions of "greenhouse" gases;
•	collective labor bargaining negotiations;
•	the outcome of litigation against PPL and its subsidiaries;
•	potential effects of threatened or actual terrorism, war or other hostilities, or natural disasters;
•	the commitments and liabilities of PPL and its subsidiaries;
•	market demand and prices for energy, capacity, emission allowances and delivered fuel;
•	competition in retail and wholesale power markets;
•	liquidity of wholesale power markets;
•	defaults by counterparties under energy, fuel or other power product contracts;
•	market prices of commodity inputs for ongoing capital expenditures;
•	capital market conditions, including the availability of capital or credit, changes in interest rates, and decisions regarding capital structure;
•	stock price performance of PPL;
•	the fair value of debt and equity securities and the impact on defined benefit costs and resultant cash funding requirements for defined benefit plans;
•	interest rates and their effect on pension, retiree medical and nuclear decommissioning liabilities;
•	the impact of financial market and economic conditions;
•	the effect of electricity price deregulation beginning in 2010 in PPL Electric's service territory;
•	the profitability and liquidity, including access to capital markets and credit facilities, of PPL and its subsidiaries;
•	new accounting requirements or new interpretations or applications of existing requirements;
•	changes in securities and credit ratings;
•	foreign currency exchange rates;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, except share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Operating Revenues
Utility	$732	$955	$2,438	$2,901
Unregulated retail electric and gas	116	34	321	108
Wholesale energy marketing
Realized	1,192	976	3,782	2,474
Unrealized economic activity (Note 14)	52	(307)	(190)	(67)
Net energy trading margins	(20)	7	(4)	2
Energy-related businesses	107	117	311	321
Total Operating Revenues	2,179	1,782	6,658	5,739

Operating Expenses
Operation
Fuel	322	259	810	700
Energy purchases
Realized	386	748	2,132	2,032
Unrealized economic activity (Note 14)	300	(79)	418	255
Other operation and maintenance	366	316	1,229	1,039
Amortization of recoverable transition costs		73		227
Depreciation	127	116	376	332
Taxes, other than income	56	69	181	208
Energy-related businesses	100	109	288	298
Total Operating Expenses	1,657	1,611	5,434	5,091

Operating Income	522	171	1,224	648

Other Income (Expense) - net	(26)	9	(18)	37

Other-Than-Temporary Impairments			3	18

Interest Expense	171	104	413	288

Income from Continuing Operations Before Income Taxes	325	76	790	379

Income Taxes	19	25	152	75

Income from Continuing Operations After Income Taxes	306	51	638	304

Loss from Discontinued Operations (net of income taxes) (Note 8)	(53)	(25)	(38)	(35)

Net Income	253	26	600	269

Net Income Attributable to Noncontrolling Interests	5	6	17	15

Net Income Attributable to PPL Corporation	$248	$20	$583	$254

Amounts Attributable to PPL Corporation:
Income from Continuing Operations After Income Taxes	$301	$45	$621	$289
Loss from Discontinued Operations (net of income taxes)	(53)	(25)	(38)	(35)
Net Income	$248	$20	$583	$254

Earnings Per Share of Common Stock:
Income from Continuing Operations After Income Taxes Available to PPL Corporation Common Shareowners:
Basic	$0.62	$0.12	$1.49	$0.76
Diluted	$0.62	$0.12	$1.49	$0.76
Net Income Available to PPL Corporation Common Shareowners:
Basic	$0.51	$0.05	$1.40	$0.67
Diluted	$0.51	$0.05	$1.40	$0.67

Dividends Declared Per Share of Common Stock	$0.350	$0.345	$1.050	$1.035

Weighted-Average Shares of Common Stock Outstanding (in thousands)
Basic	482,552	376,384	414,068	375,795
Diluted	482,762	376,716	414,287	376,113

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Nine Months Ended September 30,
	2010	2009
Cash Flows from Operating Activities
Net income	$600	$269
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	387	345
Amortization	211	286
Defined benefit plans - expense	72	56
Defined benefit plans - funding	(371)	(85)
Deferred income taxes and investment tax credits	(179)	20
Gains related to the extinguishment of notes		(29)
Impairment of assets	118	109
Unrealized losses on derivatives, and other hedging activities	595	256
Provision for Montana hydroelectric litigation	62
Other	54	36
Change in current assets and current liabilities
Accounts receivable	(93)	(69)
Accounts payable	74	(201)
Unbilled revenue	37	98
Prepayments	(48)	(13)
Counterparty collateral	169	326
Price risk management assets and liabilities	(30)	(216)
Other	126	41
Other operating activities
Other assets	(86)	17
Other liabilities	(2)	1
Net cash provided by operating activities	1,696	1,247

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(980)	(821)
Proceeds from the sale of the Long Island generation business	124
Expenditures for intangible assets	(64)	(67)
Purchases of nuclear plant decommissioning trust investments	(93)	(182)
Proceeds from the sale of nuclear plant decommissioning trust investments	83	163
Proceeds from the sale of other investments		150
Net decrease in restricted cash and cash equivalents	78	170
Other investing activities	12	(4)
Net cash used in investing activities	(840)	(591)

Cash Flows from Financing Activities
Issuance of long-term debt	1,750	298
Retirement of long-term debt	(1)	(916)
Issuance of equity, net of issuance costs	2,425	45
Payment of common stock dividends	(397)	(386)
Redemption of preferred stock of a subsidiary	(54)
Debt issuance costs	(79)	(14)
Net decrease in short-term debt	(443)	(70)
Other financing activities	(15)	(17)
Net cash provided by (used in) financing activities	3,186	(1,060)

Effect of Exchange Rates on Cash and Cash Equivalents	10

Net Increase (Decrease) in Cash and Cash Equivalents	4,052	(404)
Cash and Cash Equivalents at Beginning of Period	801	1,100
Cash and Cash Equivalents at End of Period	$4,853	$696

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)
	September 30, 2010	December 31, 2009
Assets

Current Assets
Cash and cash equivalents	$4,853	$801
Restricted cash and cash equivalents	32	105
Accounts receivable (less reserve: 2010, $36; 2009, $37)
Customer	494	409
Other	57	59
Unbilled revenues	558	600
Fuel, materials and supplies	338	357
Prepayments	149	102
Price risk management assets	2,251	2,157
Other intangibles	17	25
Assets held for sale	387	127
Other current assets	56	10
Total Current Assets	9,192	4,752

Investments
Nuclear plant decommissioning trust funds	579	548
Other investments	45	65
Total Investments	624	613

Property, Plant and Equipment
Electric plant
Transmission and distribution	8,738	8,686
Generation	10,115	10,493
General	919	899
Electric plant in service	19,772	20,078
Construction work in progress	687	567
Nuclear fuel	531	506
Electric plant	20,990	21,151
Gas and oil plant	68	68
Other property	163	166
Property, plant and equipment, gross	21,221	21,385
Less: accumulated depreciation	8,310	8,211
Property, Plant and Equipment, net (a)	12,911	13,174

Regulatory and Other Noncurrent Assets
Regulatory assets	518	531
Goodwill	756	806
Other intangibles (a)	601	615
Price risk management assets	1,622	1,274
Other noncurrent assets	504	400
Total Regulatory and Other Noncurrent Assets	4,001	3,626

Total Assets	$26,728	$22,165

(a)
At September 30, 2010, includes $417 million of PP&E, consisting primarily of "Generation," including leasehold improvements, and $11 million of "Other intangibles" from the consolidation of a VIE.  At December 31, 2009, these balances were $424 million and $11 million.  See Note 6 for additional information.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)
	September 30, 2010	December 31, 2009
Liabilities and Equity

Current Liabilities
Short-term debt	$181	$639
Accounts payable	733	619
Taxes	135	92
Interest	168	113
Dividends	173	135
Price risk management liabilities	1,748	1,502
Counterparty collateral	525	356
Other current liabilities	682	726
Total Current Liabilities	4,345	4,182

Long-term Debt	8,839	7,143

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	2,468	2,153
Price risk management liabilities	839	582
Accrued pension obligations	780	1,283
Asset retirement obligations	326	416
Other deferred credits and noncurrent liabilities	539	591
Total Deferred Credits and Other Noncurrent Liabilities	4,952	5,025

Commitments and Contingent Liabilities (Note 10)

Equity
PPL Corporation Shareowners' Common Equity
Common stock - $0.01 par value (a)	5	4
Capital in excess of par value	4,582	2,280
Earnings reinvested	3,897	3,749
Accumulated other comprehensive loss	(160)	(537)
Total PPL Corporation Shareowners' Common Equity	8,324	5,496
Noncontrolling Interests	268	319
Total Equity	8,592	5,815

Total Liabilities and Equity	$26,728	$22,165

(a)	780,000 shares authorized; 482,813 and 377,183 shares issued and outstanding at September 30, 2010 and December 31, 2009.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	PPL Corporation Shareowners
	Common stock shares outstanding (a)	Common stock	Capital in excess of par value	Earnings reinvested	Accumulated other comprehensive loss	Non-controlling interests	Total

June 30, 2010	482,188	$5	$4,553	$3,818	$(439)	$268	$8,205
Common stock issued (b)	625		16				16
Purchase Contracts (c)			10				10
Stock-based compensation			3				3
Net income				248		5	253
Dividends, dividend equivalents, redemptions and distributions (d)				(169)		(5)	(174)
Other comprehensive income					279		279
September 30, 2010	482,813	$5	$4,582	$3,897	$(160)	$268	$8,592

December 31, 2009	377,183	$4	$2,280	$3,749	$(537)	$319	$5,815
Common stock issued (b)	105,630	1	2,474				2,475
Purchase Contracts (c)			(176)				(176)
Stock-based compensation			4				4
Net income				583		17	600
Dividends, dividend equivalents, redemptions and distributions (d)				(435)		(68)	(503)
Other comprehensive income					377		377
September 30, 2010	482,813	$5	$4,582	$3,897	$(160)	$268	$8,592

June 30, 2009	376,144	$4	$2,246	$3,837	$(568)	$319	$5,838
Common stock issued (b)	495		17				17
Stock-based compensation			1				1
Net income				20		6	26
Dividends, dividend equivalents and distributions (d)				(131)		(6)	(137)
Other comprehensive income					192		192
September 30, 2009	376,639	$4	$2,264	$3,726	$(376)	$319	$5,937

December 31, 2008	374,581	$4	$2,196	$3,862	$(985)	$319	$5,396
Common stock issued (b)	2,092		66				66
Common stock repurchased	(34)		(1)				(1)
Stock-based compensation			3				3
Net income				254		15	269
Dividends, dividend equivalents and distributions (d)				(391)		(15)	(406)
Other comprehensive income					610		610
Cumulative effect adjustment (e)				1	(1)
September 30, 2009	376,639	$4	$2,264	$3,726	$(376)	$319	$5,937

(a)	Shares in thousands. Each share entitles the holder to one vote on any question presented to any shareowners' meeting.
(b)
The nine months ended September 30, 2010 includes the June 2010 issuance of 103.5 million shares of common stock.  See Note 7 for additional information.  The three and nine months ended September 30, 2010 and 2009 include shares of common stock issued through various stock and incentive compensation plans.

(c)
The three months ended September 30, 2010 includes the recording of a deferred tax benefit for the issuance costs related to the Purchase Contracts.  The nine months ended September 30, 2010 includes $157 million for the Purchase Contracts and $19 million of related fees and expenses, net of tax.  See Note 7 for additional information.

(d)
"Earnings reinvested" includes dividends and dividend equivalents on PPL Corporation common stock and restricted stock units.  "Noncontrolling interests" includes dividends, redemptions and distributions to noncontrolling interests, which for the nine months ended September 30, 2010 includes $54 million paid to redeem PPL Electric's preferred stock.  See Note 7 for additional information.

(e)	Recorded in connection with the adoption of accounting guidance related to the recognition and presentation of other-than-temporary impairments.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net income	$253	$26	$600	$269
Other comprehensive income:
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Foreign currency translation adjustments, net of tax of $1, $(1), $0, $3	81	18	(79)	88
Available-for-sale securities, net of tax of $(22), $(26), $(12), $(37)	19	24	12	34
Qualifying derivatives, net of tax of $(96), $(65), $(244), $(263)	134	90	360	360
Defined benefit plans:
Prior service costs, net of tax of $(14), $0, $(14), $0	17		17
Net actuarial gain (loss), net of tax of $11, $(3), $(20), $(3)	(17)	4	63	4
Transition obligation, net of tax of $(4), $0, $(4), $0	7		7
Reclassifications to net income - (gains) losses, net of tax expense (benefit):
Available-for-sale securities, net of tax of $0, $1, $2, $1	1	(2)	(3)	(2)
Qualifying derivatives, net of tax of $(15), $(38), $23, $(79)	26	54	(41)	113
Defined benefit plans:
Prior service costs, net of tax of $(2), $(2), $(6), $(6)	2	4	9	10
Net actuarial loss, net of tax of $(4), $0, $(10), $(2)	9		30	2
Transition obligation, net of tax of $0, $0, $(1), $0			2	1
Total other comprehensive income attributable to PPL Corporation	279	192	377	610
Comprehensive income	532	218	977	879
Comprehensive income attributable to noncontrolling interests	5	6	17	15
Comprehensive income attributable to PPL Corporation	$527	$212	$960	$864

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Operating Revenues
Wholesale energy marketing
Realized	$1,192	$976	$3,782	$2,474
Unrealized economic activity (Note 14)	52	(307)	(190)	(67)
Wholesale energy marketing to affiliate	71	445	250	1,353
Utility	163	165	538	496
Unregulated retail electric and gas	116	34	321	108
Net energy trading margins	(20)	7	(4)	2
Energy-related businesses	106	113	303	312
Total Operating Revenues	1,680	1,433	5,000	4,678

Operating Expenses
Operation
Fuel	322	259	810	700
Energy purchases
Realized	159	718	1,289	1,939
Unrealized economic activity (Note 14)	300	(79)	418	255
Energy purchases from affiliate	1	19	2	59
Other operation and maintenance	251	226	887	774
Depreciation	89	80	263	225
Taxes, other than income	24	22	73	63
Energy-related businesses	99	106	281	292
Total Operating Expenses	1,245	1,351	4,023	4,307

Operating Income	435	82	977	371

Other Income (Expense) - net	5	8	18	31

Other-Than-Temporary Impairments			3	18

Interest Income from Affiliates	1		3	2

Interest Expense	84	72	250	191

Income from Continuing Operations Before Income Taxes	357	18	745	195

Income Taxes	37	5	155	12

Income from Continuing Operations After Income Taxes	320	13	590	183

Loss from Discontinued Operations (net of income taxes) (Note 8)	(54)	(28)	(38)	(38)

Net Income (Loss)	266	(15)	552	145

Net Income Attributable to Noncontrolling Interests	1	1	1	1

Net Income (Loss) Attributable to PPL Energy Supply	$265	$(16)	$551	$144

Amounts Attributable to PPL Energy Supply:
Income from Continuing Operations After Income Taxes	$319	$12	$589	$182
Loss from Discontinued Operations (net of income taxes)	(54)	(28)	(38)	(38)
Net Income (Loss)	$265	$(16)	$551	$144

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Nine Months Ended September 30,
	2010	2009

Cash Flows from Operating Activities
Net income	$552	$145
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	274	237
Amortization	109	52
Defined benefit plans - expense	41	17
Defined benefit plans - funding	(293)	(81)
Deferred income taxes and investment tax credits	(235)	77
Impairment of assets	118	105
Unrealized losses on derivatives, and other hedging activities	602	257
Provision for Montana hydroelectric litigation	62
Other	47	7
Change in current assets and current liabilities
Accounts receivable	43	121
Accounts payable	(31)	(224)
Unbilled revenue	(45)	49
Collateral on PLR energy supply to affiliate		300
Taxes	112	29
Counterparty collateral	169	326
Price risk management assets and liabilities	(31)	(215)
Other	111	(8)
Other operating activities
Other assets	(64)	11
Other liabilities	54	(36)
Net cash provided by operating activities	1,595	1,169

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(707)	(619)
Proceeds from the sale of the Long Island generation business	124
Expenditures for intangible assets	(60)	(60)
Purchases of nuclear plant decommissioning trust investments	(93)	(182)
Proceeds from the sale of nuclear plant decommissioning trust investments	83	163
Proceeds from the sale of other investments		150
Net decrease in restricted cash and cash equivalents	76	170
Net increase in note receivable from affiliate		(104)
Other investing activities	9	(3)
Net cash used in investing activities	(568)	(485)

Cash Flows from Financing Activities
Issuance of long-term debt	600
Retirement of long-term debt		(220)
Distributions to Member	(512)	(487)
Contributions from Member	3,525	50
Net increase (decrease) in short-term debt	(443)	25
Other financing activities	(10)	(10)
Net cash provided by (used in) financing activities	3,160	(642)

Effect of Exchange Rates on Cash and Cash Equivalents	10

Net Increase in Cash and Cash Equivalents	4,197	42
Cash and Cash Equivalents at Beginning of Period	245	464
Cash and Cash Equivalents at End of Period	$4,442	$506

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	September 30, 2010	December 31, 2009
Assets

Current Assets
Cash and cash equivalents	$4,442	$245
Restricted cash and cash equivalents	27	99
Accounts receivable (less reserve: 2010, $21; 2009, $21)
Customer	222	168
Other	21	31
Unbilled revenues	442	402
Accounts receivable from affiliates	68	165
Fuel, materials and supplies	304	325
Prepayments	42	56
Price risk management assets	2,241	2,147
Other intangibles	17	25
Assets held for sale	387	127
Other current assets	4	1
Total Current Assets	8,217	3,791

Investments
Nuclear plant decommissioning trust funds	579	548
Other investments	38	58
Total Investments	617	606

Property, Plant and Equipment
Electric plant
Transmission and distribution	3,942	4,024
Generation	10,116	10,493
General	268	285
Electric plant in service	14,326	14,802
Construction work in progress	475	422
Nuclear fuel	531	506
Electric plant	15,332	15,730
Gas and oil plant	68	68
Other property	160	164
Property, plant and equipment, gross	15,560	15,962
Less: accumulated depreciation	6,187	6,169
Property, Plant and Equipment, net (a)	9,373	9,793

Other Noncurrent Assets
Goodwill	756	806
Other intangibles (a)	459	477
Price risk management assets	1,584	1,234
Other noncurrent assets	421	317
Total Other Noncurrent Assets	3,220	2,834

Total Assets	$21,427	$17,024

(a)
At September 30, 2010, includes $417 million of PP&E, consisting primarily of "Generation," including leasehold improvements, and $11 million of "Other intangibles" from the consolidation of a VIE.  At December 31, 2009, these balances were $424 million and $11 million.  See Note 6 for additional information.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	September 30, 2010	December 31, 2009
Liabilities and Equity

Current Liabilities
Short-term debt	$181	$639
Accounts payable	521	537
Accounts payable to affiliates	71	51
Taxes	144	33
Interest	125	86
Price risk management liabilities	1,603	1,502
Counterparty collateral	525	356
Other current liabilities	482	481
Total Current Liabilities	3,652	3,685

Long-term Debt	5,562	5,031

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	1,791	1,511
Price risk management liabilities	812	582
Accrued pension obligations	435	883
Asset retirement obligations	326	416
Other deferred credits and noncurrent liabilities	214	330
Total Deferred Credits and Other Noncurrent Liabilities	3,578	3,722

Commitments and Contingent Liabilities (Note 10)

Equity
Member's equity	8,617	4,568
Noncontrolling interests	18	18
Total Equity	8,635	4,586

Total Liabilities and Equity	$21,427	$17,024
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Member's equity	Non-controlling interests	Total

June 30, 2010	$8,168	$18	$8,186
Net income	265	1	266
Other comprehensive income	332		332
Distributions	(148)	(1)	(149)
September 30, 2010	$8,617	$18	$8,635

December 31, 2009	$4,568	$18	$4,586
Net income	551	1	552
Other comprehensive income	485		485
Contributions from member	3,525		3,525
Distributions	(512)	(1)	(513)
September 30, 2010	$8,617	$18	$8,635

June 30, 2009	$4,974	$18	$4,992
Net income (loss)	(16)	1	(15)
Other comprehensive income	189		189
Contributions from member	50		50
Distributions	(114)	(1)	(115)
September 30, 2009	$5,083	$18	$5,101

December 31, 2008	$4,794	$18	$4,812
Net income	144	1	145
Other comprehensive income	582		582
Contributions from member	50		50
Distributions	(487)	(1)	(488)
September 30, 2009	$5,083	$18	$5,101

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net income (loss)	$266	$(15)	$552	$145
Other comprehensive income:
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Foreign currency translation adjustments, net of tax of $1, $(1), $0, $3	81	18	(79)	88
Available-for-sale securities, net of tax of $(22), $(25), $(12), $(37)	19	25	12	35
Qualifying derivatives, net of tax of $(147), $(67), $(337), $(247)	207	91	492	336
Defined benefit plans:
Prior service costs, net of tax of $(9), $0, $(9), $0	12		12
Net actuarial gain (loss), net of tax of $7, $(1), $(24), $(1)	(13)	1	67	1
Transition obligation, net of tax of $(3), $0, $(3), $0	6		6
Reclassifications to net income - (gains) losses, net of tax expense (benefit):
Available-for-sale securities, net of tax of $0, $1, $2, $1	1	(2)	(3)	(2)
Qualifying derivatives, net of tax of $(2), $(37), $36, $(79)	9	54	(59)	114
Defined benefit plans:
Prior service costs, net of tax of $(1), $(1), $(4), $(4)	1	1	6	7
Net actuarial loss, net of tax of $(4), $(1), $(10), $(2)	9		29	2
Transition obligation, net of tax of $(1), $(1), $(1), $(1)		1	2	1
Total other comprehensive income attributable to PPL Energy Supply	332	189	485	582
Comprehensive income	598	174	1,037	727
Comprehensive income attributable to noncontrolling interests	1	1	1	1
Comprehensive income attributable to PPL Energy Supply	$597	$173	$1,036	$726

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Operating Revenues
Retail electric	$570	$790	$1,904	$2,407
Wholesale electric to affiliate	1	19	2	59
Total Operating Revenues	571	809	1,906	2,466

Operating Expenses
Operation
Energy purchases	229	30	848	93
Energy purchases from affiliate	71	445	250	1,353
Other operation and maintenance	126	103	377	307
Amortization of recoverable transition costs		73		227
Depreciation	34	33	101	96
Taxes, other than income	32	47	108	145
Total Operating Expenses	492	731	1,684	2,221

Operating Income	79	78	222	245

Other Income (Expense) - net			3	2

Interest Income from Affiliate		1	1	4

Interest Expense	24	31	74	91

Income Before Income Taxes	55	48	152	160

Income Taxes	15	16	47	53

Net Income	40	32	105	107

Distributions on Preferred Securities	4	5	16	14

Net Income Available to PPL Corporation	$36	$27	$89	$93

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Nine Months Ended September 30,
	2010	2009

Cash Flows from Operating Activities
Net income	$105	$107
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	101	96
Amortization	40	242
Defined benefit plans - expense	16	18
Defined benefit plans - funding	(49)
Deferred income taxes and investment tax credits	52	(45)
Other	5	5
Change in current assets and current liabilities
Accounts receivable	(34)	4
Accounts payable	(15)	(85)
Unbilled revenue	82	50
Prepayments	(71)	(46)
Collateral on PLR energy supply from affiliate		(300)
Other	(49)	36
Other operating activities
Other assets	(33)	(2)
Other liabilities	(23)	5
Net cash provided by operating activities	127	85

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(251)	(186)
Net decrease in note receivable from affiliate		300
Other investing activities	(2)	(3)
Net cash provided by (used in) investing activities	(253)	111

Cash Flows from Financing Activities
Issuance of long-term debt		298
Retirement of long-term debt		(495)
Contributions from PPL	55
Redemption of preferred stock	(54)
Payment of common stock dividends to PPL	(49)	(206)
Net decrease in short-term debt		(95)
Dividends on preferred securities	(13)	(14)
Other financing activities	(1)	(3)
Net cash used in financing activities	(62)	(515)

Net Decrease in Cash and Cash Equivalents	(188)	(319)
Cash and Cash Equivalents at Beginning of Period	485	483
Cash and Cash Equivalents at End of Period	$297	$164

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)
	September 30, 2010	December 31, 2009
Assets

Current Assets
Cash and cash equivalents	$297	$485
Restricted cash and cash equivalents	3	1
Accounts receivable (less reserve: 2010, $15; 2009, $16)
Customer	271	240
Other	22	19
Unbilled revenues	116	198
Materials and supplies	33	33
Accounts receivable from affiliates	9	7
Prepayments	95	24
Other current assets	15	29
Total Current Assets	861	1,036

Property, Plant and Equipment
Electric plant
Transmission and distribution	4,796	4,662
General	558	535
Electric plant in service	5,354	5,197
Construction work in progress	179	118
Electric plant	5,533	5,315
Other property	2	2
Property, plant and equipment, gross	5,535	5,317
Less: accumulated depreciation	2,078	2,008
Property, Plant and Equipment, net	3,457	3,309

Regulatory and Other Noncurrent Assets
Intangibles	142	139
Taxes recoverable through future rates	260	253
Recoverable costs of defined benefit plans	217	229
Other regulatory and noncurrent assets	115	126
Total Regulatory and Other Noncurrent Assets	734	747

Total Assets	$5,052	$5,092

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)
	September 30, 2010	December 31, 2009
Liabilities and Equity

Current Liabilities
Accounts payable	$163	$53
Accounts payable to affiliates	70	186
Taxes	50	61
Interest	27	18
Overcollected transmission costs	17	39
Customer rate mitigation prepayments	18	36
Overcollected transition costs	10	33
Other current liabilities	103	92
Total Current Liabilities	458	518

Long-term Debt	1,472	1,472

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes and investment tax credits	811	769
Accrued pension obligations	207	245
Other deferred credits and noncurrent liabilities	164	192
Total Deferred Credits and Other Noncurrent Liabilities	1,182	1,206

Commitments and Contingent Liabilities (Note 10)

Shareowners' Equity
Preferred securities	250	301
Common stock - no par value (a)	364	364
Additional paid-in capital	879	824
Earnings reinvested	447	407
Total Shareowners' Equity	1,940	1,896

Total Liabilities and Equity	$5,052	$5,092

(a)	170,000 shares authorized; 66,368 shares issued and outstanding at September 30, 2010 and December 31, 2009.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Common stock shares outstanding (a)	Preferred securities	Common stock	Additional paid-in capital	Earnings reinvested	Total

June 30, 2010	66,368	$250	$364	$879	$420	$1,913
Net income (b)					40	40
Cash dividends declared on preferred securities					(4)	(4)
Cash dividends declared on common stock					(9)	(9)
September 30, 2010	66,368	$250	$364	$879	$447	$1,940

December 31, 2009	66,368	$301	$364	$824	$407	$1,896
Net income (b)					105	105
Redemption of preferred stock (c)		(51)			(3)	(54)
Capital contributions from PPL				55		55
Cash dividends declared on preferred securities					(13)	(13)
Cash dividends declared on common stock					(49)	(49)
September 30, 2010	66,368	$250	$364	$879	$447	$1,940

June 30, 2009	66,368	$301	$364	$424	$475	$1,564
Net income (b)					32	32
Cash dividends declared on preferred securities					(5)	(5)
Cash dividends declared on common stock					(58)	(58)
September 30, 2009	66,368	$301	$364	$424	$444	$1,533

December 31, 2008	66,368	$301	$364	$424	$557	$1,646
Net income (b)					107	107
Cash dividends declared on preferred securities					(14)	(14)
Cash dividends declared on common stock					(206)	(206)
September 30, 2009	66,368	$301	$364	$424	$444	$1,533

(a)	Shares in thousands. All common shares of PPL Electric stock are owned by PPL.
(b)	PPL Electric's net income approximates comprehensive income.
(c)	PPL Electric redeemed all five series of its outstanding preferred stock. See Note 7 for additional information.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

Combined Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Interim Financial Statements

(PPL, PPL Energy Supply and PPL Electric)

Terms and abbreviations appearing in Combined Notes to Condensed Consolidated Financial Statements are explained in the glossary.  Dollars are in millions, except per share data, unless otherwise noted.  Per share amounts disclosed related to changes in accounting estimates that impacted 2010 operating results were calculated using weighted-average shares outstanding for the nine-months ended September 30, 2010.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation in accordance with accounting principles generally accepted in the U.S. are reflected in the condensed consolidated financial statements.  All adjustments are of a normal recurring nature, except as otherwise disclosed.  Each Registrant's Balance Sheet at December 31, 2009 is derived from that Registrant's 2009 audited Balance Sheet.  The financial statements and notes thereto should be read in conjunction with the financial statements and notes contained in each Registrant's 2009 Form 10-K.  The results of operations for the nine months ended September 30, 2010, are not necessarily indicative of the results to be expected for the full year ending December 31, 2010, or other future periods, because results for interim periods can be disproportionately influenced by various factors and developments and seasonal variations.

The classification of certain prior period amounts has been changed to conform to the presentation in the September 30, 2010 financial statements.

(PPL and PPL Energy Supply)

"Loss from Discontinued Operations (net of income taxes)" on the Statements of Income includes the activities of various businesses that were sold in 2010 and 2009.  It also includes the activities of certain non-core generation facilities expected to be sold in the fourth quarter of 2010.  See Note 8 for additional information.  The Statements of Cash Flows do not separately report the cash flows of the Discontinued Operations.

2.	Summary of Significant Accounting Policies

(PPL, PPL Energy Supply and PPL Electric)

The following accounting policy disclosures represent updates to the "Summary of Significant Accounting Policies" Note in each Registrant's 2009 Form 10-K and should be read in conjunction with that discussion.

General

Business and Consolidation

(PPL)

In April 2010, PPL announced that it had entered into a Purchase and Sale Agreement among E.ON US Investments, PPL, and (for certain limited purposes) E.ON AG, providing for the sale of E.ON U.S. to PPL.  E.ON U.S. is a limited liability company engaged, through its public utility subsidiaries, LG&E and KU, in the regulated generation, transmission, distribution and sale of electricity and the distribution and sale of natural gas, primarily in Kentucky.  See Notes 7 and 8 for additional information.

(PPL, PPL Energy Supply and PPL Electric)

PPL, PPL Energy Supply and PPL Electric consolidate a VIE when they are determined to be the primary beneficiary of the entity.  As described below in "New Accounting Guidance Adopted," new accounting guidance modified the criteria for determining the primary beneficiary of a VIE.  See Note 6 for information on VIEs.

Long-Lived Assets and Intangible Assets

Asset Retirement Obligations (PPL, PPL Energy Supply and PPL Electric)

PPL and its subsidiaries recognize various AROs associated with the retirement of long-lived assets as liabilities in the financial statements.  Initially, an ARO is measured and recorded at fair value.  An equivalent amount is recorded as a capitalized asset and is allocated to expense over the useful life of the associated long-lived asset.  Until the ARO is settled, the ARO is increased, through the recognition of accretion expense in the income statement, for changes in the ARO due to the passage of time.

Estimated ARO costs and settlement dates, which affect the carrying value of the ARO and the related capitalized asset, are reviewed periodically to ensure that any material changes are incorporated into the latest estimate of the ARO.  Any change to the capitalized asset, positive or negative, is amortized over the remaining life of the associated long-lived asset.  See Note 16 for a discussion of the remeasurement of the ARO for the decommissioning of the Susquehanna nuclear units.

(PPL, PPL Energy Supply and PPL Electric)

Other

Accounts Receivable

PPL Electric's customers may elect to procure generation supply from an alternative supplier.  As a result of a PUC-approved purchase of accounts receivable program, beginning in the first quarter of 2010, PPL Electric has purchased certain accounts receivable from alternative suppliers at a nominal discount, which reflects a provision for uncollectible accounts.  Additionally, PPL Electric receives a nominal fee for administering the program.  The alternative suppliers (including PPL EnergyPlus) have no continuing involvement or interest in the purchased accounts receivable.  The purchased accounts receivable are initially recorded at fair value using a market approach based on the purchase price paid and are classified as Level 2 in the fair value hierarchy.  The purchased accounts receivable have substantially the same risk profile and payment terms as PPL Electric's other customer accounts receivable.  During the three and nine months ended September 30, 2010, PPL and PPL Electric purchased $203 million and $428 million of accounts receivable from third parties.  During the three and nine months ended September 30, 2010, PPL Electric purchased $66 million and $157 million of accounts receivable from PPL EnergyPlus.

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

(PPL and PPL Energy Supply)

See the "Segment and Related Information" Note in each Registrant's 2009 Form 10-K for a discussion of reportable segments.  "Unallocated Costs" represent E.ON U.S. acquisition-related costs and includes advisory, accounting and legal fees, certain internal costs and Bridge Facility costs.  "Unallocated Assets" represent deferred Bridge Facility costs also related to the acquisition.  See Note 7 for additional information about the Bridge Facility.  Financial data is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
PPL	2010	2009	2010	2009
Income Statement Data
Revenues from external customers
Supply (a)	$1,437	$818	$4,191	$2,812
International Delivery	172	174	563	520
Pennsylvania Delivery	570	790	1,904	2,407
Revenues from external customers	$2,179	$1,782	$6,658	$5,739
Intersegment revenues (b)
Supply	$71	$445	$250	$1,353
Pennsylvania Delivery	1	19	2	59

Net Income Attributable to PPL
Supply (a) (c)	$153	$(31)	$320	$(12)
International Delivery	93	24	227	173
Pennsylvania Delivery	36	27	89	93
Unallocated Costs	(34)		(53)
Net Income Attributable to PPL	$248	$20	$583	$254

	September 30, 2010	December 31, 2009
Balance Sheet Data
Assets
Supply	$17,055	$12,766
International Delivery	4,664	4,516
Pennsylvania Delivery	4,997	4,883
Unallocated Assets	12
Total assets	$26,728	$22,165

	Three Months Ended September 30,		Nine Months Ended September 30,
PPL Energy Supply	2010	2009	2010	2009
Income Statement Data
Revenues from external customers
Supply (a)	$1,508	$1,259	$4,437	$4,158
International Delivery	172	174	563	520
Revenues from external customers	$1,680	$1,433	$5,000	$4,678
Net Income (Loss) Attributable to PPL Energy Supply
Supply (a) (c)	$172	$(40)	$324	$(29)
International Delivery	93	24	227	173
Net Income (Loss) Attributable to PPL Energy Supply	$265	$(16)	$551	$144

	September 30, 2010	December 31, 2009
Balance Sheet Data
Assets
Supply	$16,763	$12,508
International Delivery	4,664	4,516
Total assets	$21,427	$17,024

(a)	Includes impact from energy-related economic activity. See "Commodity Price Risk (Non-trading) - Economic Activity" in Note 14 for additional information.
(b)	See "PLR Contracts" and "NUG Purchases" in Note 11 for a discussion of the basis of accounting between reportable segments.
(c)	Includes Discontinued Operations. See Note 8 for additional information.

4.	Earnings Per Share

(PPL)

EPS is computed using the two-class method, which is an earnings allocation method for computing EPS that treats a participating security as having rights to earnings that would otherwise have been available to common shareowners.  Share-based payment awards that provide recipients a non-forfeitable right to dividends or dividend equivalents are considered participating securities.

Basic EPS is computed by dividing income available to PPL common shareowners by the weighted-average number of common shares outstanding during the period.  Diluted EPS is computed by dividing income available to PPL common shareowners by the weighted-average number of shares outstanding that are increased for additional shares that would be outstanding if potentially dilutive non-participating securities were converted to common shares.  In 2009 and 2010, these securities included stock options and performance units granted under incentive compensation plans.  Additionally, in 2010, these securities included the Purchase Contract component of the Equity Units issued in June 2010.  The Purchase Contracts will be dilutive only if the average VWAP of PPL's common stock for a certain period exceeds $28.80.  Because the average VWAP has not exceeded $28.80 since issuance, the Purchase Contracts were excluded from the diluted EPS calculations.  See below and Note 7 for additional information on the Purchase Contracts.

Basic and diluted EPS, computed using the two-class method, and reconciliations of the amounts of income and shares of common stock (in thousands) used in the calculation are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Income (Numerator)
Income from continuing operations after income taxes attributable to PPL	$301	$45	$621	$289
Less amounts allocated to participating securities	1		2	1
Income from continuing operations after income taxes available to PPL common shareowners	$300	$45	$619	$288

Loss from discontinued operations (net of income taxes) available to PPL	$(53)	$(25)	$(38)	$(35)

Net income attributable to PPL	$248	$20	$583	$254
Less amounts allocated to participating securities	1		2	1
Net income available to PPL common shareowners	$247	$20	$581	$253

Shares of Common Stock (Denominator)
Weighted-average shares - Basic EPS	482,552	376,384	414,068	375,795
Add incremental non-participating securities:
Stock options and performance units	210	332	219	318
Weighted-average shares - Diluted EPS	482,762	376,716	414,287	376,113

Basic EPS
Available to PPL common shareowners:
Income from continuing operations after income taxes	$0.62	$0.12	$1.49	$0.76
Loss from discontinued operations (net of income taxes)	(0.11)	(0.07)	(0.09)	(0.09)
Net Income	$0.51	$0.05	$1.40	$0.67

Diluted EPS
Available to PPL common shareowners:
Income from continuing operations after income taxes	$0.62	$0.12	$1.49	$0.76
Loss from discontinued operations (net of income taxes)	(0.11)	(0.07)	(0.09)	(0.09)
Net Income	$0.51	$0.05	$1.40	$0.67

The following stock options to purchase PPL common stock and performance units were excluded from the computations of diluted EPS because the effect would have been antidilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in thousands)	2010	2009	2010	2009

Stock options	5,194	2,662	4,844	2,315
Performance units			61	1

During the three and nine months ended September 30, 2010, PPL issued 33,731 and 308,255 shares of common stock related to the exercise of stock options, vesting of restricted stock and restricted stock units and conversion of stock units granted to directors under its stock-based compensation plans, and issued 591,277 and 1,587,884 shares of common stock related to its DRIP.  PPL also issued 234,211 shares related to its ESOP during the nine months ended September 30, 2010.

In June 2010, PPL issued 103.5 million shares of common stock and 23 million Equity Units pursuant to concurrent registered underwritten offerings.  See Note 7 for additional information.  Subject to antidilution adjustments, the maximum number of shares that could potentially be issued to settle the Purchase Contracts is 61,136,300 shares, including 47,915,900 shares that could be issued under standard provisions of the Purchase Contracts and 13,220,400 shares that could be issued under make-whole provisions in the event of early settlement upon a Fundamental Change.

5.	Income Taxes

(PPL)

Reconciliations of income taxes from continuing operations are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Reconciliation of Income Taxes
Federal income tax on Income from Continuing Operations Before Income Taxes at statutory tax rate - 35%	$114	$27	$277	$133
Increase (decrease) due to:
State income taxes	17	(11)	32	(14)
State net operating loss valuation allowance			(8)
Impact of lower U.K. income tax rates	(8)	(6)	(15)	(16)
U.S. income tax on foreign earnings - net of foreign tax credit	(8)	(1)	(14)	(4)
Change in federal and state tax reserves (a)	(52)	1	(59)	8
Change in foreign tax reserves (b)	15	46	46	17
Federal and state income tax return adjustments (c)		26		26
Domestic manufacturing deduction	(12)	(4)	(24)	(11)
Health Care Reform (d)			8
Foreign losses generated through restructuring (b)	(18)	(46)	(52)	(46)
Enactment of the U.K.'s Finance Act 2010 (e)	(19)		(19)
Investment tax credits	(4)		(8)	(1)
Other	(6)	(7)	(12)	(17)
Total decrease	(95)	(2)	(125)	(58)
Total income taxes from continuing operations	$19	$25	$152	$75

(a)
In 1997, the U.K. imposed a Windfall Profits Tax on privatized utilities, including WPD.  In September 2010, the U.S. Tax Court ruled in PPL's favor in a pending dispute with the IRS, concluding that the U.K. Windfall Profits Tax is a creditable tax for U.S. tax purposes.  As a result, and with the finalization of other issues, PPL recorded a $42 million tax benefit to federal and state income tax reserves and related deferred income taxes in the third quarter of 2010.

In July 2010, the U.S. Tax Court ruled in PPL's favor in a pending dispute with the IRS, concluding that street lighting assets of PPL Electric are depreciable for tax purposes over seven years.  As a result, PPL recorded a $7 million tax benefit to federal and state income tax reserves and related deferred income taxes in the third quarter of 2010.

(b)
During the three and nine months ended September 30, 2010, PPL recorded $18 and $52 million of foreign tax benefits and related adjustments to foreign tax reserves of $15 and $46 million in conjunction with losses generated by restructuring.

During the three and nine months ended September 30, 2009, PPL recorded a $46 million foreign tax benefit and a related $46 million tax reserve related to losses generated by restructuring.  Additionally, during the nine months ended September 30, 2009, PPL recorded a $29 million foreign tax benefit related to the resolution of a tax dispute and foreign currency exchange losses.

(c)
During the third quarter of 2009, PPL received consent from the IRS to change its method of accounting for certain expenditures for tax purposes.  PPL deducted the resulting IRC Sec. 481 adjustment on the 2008 federal income tax return and recorded a $26 million adjustment for the three and nine months ended September 30, 2009 to federal and state income tax expense resulting from the reduction of federal income tax benefits related to the domestic manufacturing deduction and reduction of certain state tax benefits related to state net operating losses and regulated depreciation.

(d)
Beginning in 2013, provisions within Health Care Reform eliminated the tax deductibility of retiree health care costs to the extent of federal subsidies received by plan sponsors that provide retiree prescription drug benefits equivalent to Medicare Part D Coverage.  As a result, PPL recorded deferred income tax expense in the first quarter of 2010.  See Note 9 for additional information.

(e)
The U.K.'s Finance Act of 2010, enacted in July 2010, included a reduction in the U.K. statutory income tax rate.  Effective April 1, 2011, the statutory income tax rate will be reduced from 28% to 27%.  As a result, PPL reduced its net deferred tax liabilities and recognized a deferred tax benefit in the third quarter of 2010.

(PPL Energy Supply)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Reconciliation of Income Taxes
Federal income tax on Income from Continuing Operations Before Income Taxes at statutory tax rate - 35%	$125	$6	$261	$68
Increase (decrease) due to:
State income taxes	13	(15)	27	(15)
Impact of lower U.K. income tax rates	(8)	(6)	(15)	(16)
U.S. income tax on foreign earnings - net of foreign tax credit	(8)	(1)	(14)	(4)
Change in federal and state tax reserves (a)	(46)	2	(49)	5
Change in foreign tax reserves (b)	15	46	46	17
Domestic manufacturing deduction	(12)	(4)	(24)	(11)
Federal and state income tax return adjustments (c)		26		26
Health Care Reform (d)			5
Foreign losses generated through restructuring (b)	(18)	(46)	(52)	(46)
Enactment of the U.K.'s Finance Act 2010 (e)	(19)		(19)
Investment tax credits	(4)		(8)	(1)
Other	(1)	(3)	(3)	(11)
Total decrease	(88)	(1)	(106)	(56)
Total income taxes from continuing operations	$37	$5	$155	$12

(a)
In 1997, the U.K. imposed a Windfall Profits Tax on privatized utilities, including WPD.  In September 2010, the U.S. Tax Court ruled in PPL's favor in a pending dispute with the IRS, concluding that the U.K. Windfall Profits Tax is a creditable tax for U.S. tax purposes.  As a result, and with the finalization of other issues, PPL Energy Supply recorded a $42 million tax benefit to federal and state income tax reserves and related deferred income taxes in the third quarter of 2010.

(b)
During the three and nine months ended September 30, 2010, PPL Energy Supply recorded $18 and $52 million of foreign tax benefits and related adjustments to foreign tax reserves of $15 and $46 million in conjunction with losses generated by restructuring.

During the three and nine months ended September 30, 2009, PPL Energy Supply recorded a $46 million foreign tax benefit and a related $46 million tax reserve related to losses generated by restructuring.  Additionally, during the nine months ended September 30, 2009, PPL Energy Supply recorded a $29 million foreign tax benefit related to the resolution of a tax dispute and foreign currency exchange losses.

(c)
During the third quarter of 2009, PPL Energy Supply received consent from the IRS to change its method of accounting for certain expenditures for tax purposes.  PPL Energy Supply deducted the resulting IRC Sec. 481 adjustment on the 2008 federal income tax return and recorded a $26 million adjustment for the three and nine months ended September 30, 2009 to federal and state income tax expense resulting from the reduction of federal income tax benefits related to the domestic manufacturing deduction and reduction of certain state tax benefits related to state net operating losses.

(d)
Beginning in 2013, provisions within Health Care Reform eliminated the tax deductibility of retiree health care costs to the extent of federal subsidies received by plan sponsors that provide retiree prescription drug benefits equivalent to Medicare Part D Coverage.  As a result, PPL Energy Supply recorded deferred income tax expense in the first quarter of 2010.  See Note 9 for additional information.

(e)
The U.K.'s Finance Act of 2010, enacted in July 2010, included a reduction in the U.K. statutory income tax rate.  Effective April 1, 2011, the statutory income tax rate will be reduced from 28% to 27%.  As a result, PPL Energy Supply reduced its net deferred tax liabilities and recognized a deferred tax benefit in the third quarter of 2010.

(PPL Electric)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Reconciliation of Income Taxes
Federal income tax on Income Before Income Taxes at statutory tax rate - 35%	$19	$17	$53	$56
Increase (decrease) due to:
State income taxes	3	4	7	8
Amortization of investment tax credit			(1)	(1)
Change in federal and state tax reserves (a)	(6)	(2)	(10)	(5)
Other	(1)	(3)	(2)	(5)
Total decrease	(4)	(1)	(6)	(3)
Total income taxes	$15	$16	$47	$53

(a)
In July 2010, the U.S. Tax Court ruled in PPL Electric's favor in a pending dispute with the IRS, concluding that street lighting assets are depreciable for tax purposes over seven years.  As a result, PPL Electric recorded a $7 million tax benefit to federal and state income tax reserves and related deferred income taxes during the third quarter of 2010.

Unrecognized Tax Benefits (PPL, PPL Energy Supply and PPL Electric)

Changes to unrecognized tax benefits were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
PPL
Beginning of period	$224	$173	$212	$202
Additions based on tax positions of prior years			4	14
Reductions based on tax positions of prior years	(50)	(1)	(56)	(1)
Additions based on tax positions related to the current year	13	47	43	50
Reductions based on tax positions related to the current year	(1)		(6)
Settlements	(11)		(12)	(40)
Lapse of applicable statutes of limitations	(2)	(2)	(6)	(6)
Effects of foreign currency translation	5		(1)	(2)
End of period	$178	$217	$178	$217

PPL Energy Supply
Beginning of period	$142	$82	$124	$119
Additions based on tax positions of prior years			2	2
Reductions based on tax positions of prior years	(43)	(1)	(47)	(1)
Additions based on tax positions related to the current year	13	47	43	50
Reductions based on tax positions related to the current year			(3)
Settlements			(1)	(40)
Effects of foreign currency translation	5		(1)	(2)
End of period	$117	$128	$117	$128

PPL Electric
Beginning of period	$68	$80	$74	$77
Additions based on tax positions of prior years			2	7
Reductions based on tax positions of prior years	(7)		(9)
Reductions based on tax positions related to the current year	(1)		(3)
Lapse of applicable statutes of limitations	(2)	(2)	(6)	(6)
End of period	$58	$78	$58	$78

At September 30, 2010, it was reasonably possible that during the next 12 months the total amount of unrecognized tax benefits could increase by as much as $22 million or decrease by up to $152 million for PPL, decrease by up to $116 million for PPL Energy Supply and increase by as much as $22 million or decrease by up to $36 million for PPL Electric.  These changes could result from subsequent recognition, derecognition and/or changes in the measurement of uncertain tax positions related to the creditability of foreign taxes, the timing and utilization of foreign tax credits and the related impact on alternative minimum tax and other credits, the timing and/or valuation of certain deductions, intercompany transactions and unitary filing groups.  The events that could cause these changes are direct settlements with taxing authorities, litigation, legal or administrative guidance by relevant taxing authorities and the lapse of an applicable statute of limitation.

At September 30, the total unrecognized tax benefits and related indirect effects that, if recognized, would decrease the effective tax rate were:

	2010	2009

PPL	$116	$139
PPL Energy Supply	102	114
PPL Electric	14	16

At September 30, 2010, PPL, PPL Energy Supply and PPL Electric had interest receivable related to tax positions of $7 million, $7 million and $2 million.  At December 31, 2009, PPL, PPL Energy Supply and PPL Electric had accrued interest payable related to tax positions of $36 million, $27 million and $5 million.

PPL and its subsidiaries recognize interest and penalties related to tax positions in "Income Taxes" on their Statements of Income.  The following expenses (benefits) were recognized:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

PPL	$(41)	$4	$(39)	$6
PPL Energy Supply	(34)	3	(30)	3
PPL Electric	(6)		(7)	(1)

The amounts recognized during the three and nine months ended September 30, 2010 were primarily the result of interest reversed related to prior-year tax positions.  The amounts recognized during the three and nine months ended September 30, 2009, were primarily the result of additional interest accrued or reversed related to tax positions of prior years, settlements or adjustments to tax positions of prior years and the lapse of applicable statutes of limitations, with respect to certain issues.

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

The lease financing, which includes $437 million of "Long-term Debt" and $18 million of "Noncontrolling Interests" at September 30, 2010 and December 31, 2009, is secured by, among other things, the generation facility, the carrying amount of which is disclosed on the Balance Sheets.  The debt matures at the end of the initial lease term.  As a result of the consolidation, PPL Energy Supply has recorded interest expense in lieu of rent expense.  For the three and nine months ended September 30, 2010, additional depreciation on the generation facility of $4 million and $12 million was recorded.  For the three and nine months ended September 30, 2009, additional depreciation on the generation facility of $3 million and $8 million was recorded.

7.	Financing Activities

Credit Arrangements and Short-term Debt

(PPL and PPL Energy Supply)

PPL Energy Supply had the following credit facilities in place at September 30, 2010:

	Expiration Date	Capacity	Borrowed (a)	Letters of Credit Issued	Unused Capacity

PPL Energy Supply Domestic Credit Facilities
5-year Structured Credit Facility (b)	March 2011	$300	n/a	$143	$157
5-year Syndicated Credit Facility (c)	June 2012	3,225		5	3,220
3-year Bilateral Credit Facility (d)	March 2013	200	n/a	85	115
Total PPL Energy Supply Domestic Credit Facilities		$3,725		$233	$3,492

WPD Credit Facilities
WPDH Limited 5-year Syndicated Credit Facility (e)	Jan. 2013	£150	£121	n/a	£29
WPD (South West) 3-year Syndicated Credit Facility (f)	July 2012	210		n/a	210
Uncommitted Credit Facilities		63		£3	60
Total WPD Credit Facilities		£423	£121	£3	£299

(a)	Amounts borrowed are recorded as "Short-term debt" on the Balance Sheet.

(b)
Under this facility, PPL Energy Supply has the ability to request the lenders to issue letters of credit but cannot make cash borrowings.  PPL Energy Supply's obligations under this facility are supported by a $300 million letter of credit issued on PPL Energy Supply's behalf under a separate, but related, $300 million five-year credit agreement, also expiring in March 2011.

(c)
In June 2010, PPL Energy Supply closed into escrow a new $4 billion syndicated credit facility, expiring December 31, 2014, that, upon effectiveness, is intended to replace its $400 million 364-day syndicated credit facility, which expired in September 2010, and the $3.2 billion 5-year Syndicated Credit Facility.  In the third quarter of 2010, the escrowed credit facility was amended to provide PPL Energy Supply the ability to make the facility effective upon five business days written notice.  Under the $4 billion syndicated credit facility, PPL Energy Supply has the ability to make cash borrowings and to request the lenders to issue letters of credit.  Borrowings will generally bear interest at LIBOR-based rates plus a spread, depending upon the company's senior unsecured long-term debt rating.  PPL Energy Supply will also pay customary commitment and letter of credit issuance fees under the new facility.  Similar to the existing facilities, the new credit facility contains a financial covenant requiring PPL Energy Supply's debt to total capitalization to not exceed 65% and other customary covenants.  Additionally under certain conditions, PPL Energy Supply may request that the credit facility's capacity be increased by up to $500 million.  At September 30, 2010, $40 million of deferred fees were accrued related to this facility.

In October 2010, PPL Energy Supply terminated its $3.2 billion 5-year Syndicated Credit Facility and made the $4 billion syndicated credit facility effective.  PPL Energy Supply subsequently borrowed $3.2 billion under the new credit facility in October 2010 in order to enable a subsidiary to make loans to certain affiliates to provide interim financing of amounts required by PPL to partially fund PPL's pending acquisition of E.ON U.S.  Such borrowing bears interest at 2.26% and is expected to be refinanced by PPL through the issuance of long-term debt by affiliates and the use of internal funds.

(d)
In March 2010, PPL Energy Supply's 364-day bilateral credit facility was amended.  The amendment included extending the expiration date to March 2013, thereby making it a three-year facility, and setting related fees based on the company's senior unsecured long-term debt rating.  Under this facility, PPL Energy Supply can request the bank to issue letters of credit but cannot make cash borrowings.

(e)
Under this facility, WPDH Limited has the ability to make cash borrowings but cannot request the lenders to issue letters of credit.  Borrowings under this facility bear interest at LIBOR-based rates plus a spread, depending on the company's long-term credit rating.  The cash borrowing outstanding at September 30, 2010 was a USD-denominated borrowing of $181 million, which equated to £121 million at the time of borrowing and bears interest at approximately 1.19%.

(f)
Under this facility, WPD (South West) has the ability to make cash borrowings but cannot request the lenders to issue letters of credit.  Borrowings under this facility bear interest at LIBOR-based rates plus a margin.

In May 2010, PPL Energy Supply entered into a $500 million Facility Agreement expiring in June 2017, whereby PPL Energy Supply has the ability to request up to $500 million of committed letter of credit capacity at fees to be agreed upon at the time of each request, based on certain market conditions.  As of September 30, 2010, PPL Energy Supply has not requested any capacity for the issuance of letters of credit under this arrangement.

(PPL and PPL Electric)

PPL Electric had the following credit facilities in place at September 30, 2010:

	Expiration Date	Capacity	Borrowed	Letters of Credit Issued	Unused Capacity

5-year Syndicated Credit Facility (a)	May 2012	$190		$13	$177
Asset-backed Credit Facility (b)	July 2011	150		n/a	150
Total PPL Electric Credit Facilities		$340		$13	$327

(a)
Under this facility, PPL Electric has the ability to make cash borrowings and to request the lenders to issue letters of credit.  Borrowings generally bear interest at LIBOR-based rates plus a spread, depending upon the company's senior secured long-term debt rating.

In June 2010, PPL Electric closed into escrow a new $200 million syndicated credit facility, expiring December 31, 2014, that, upon effectiveness, is intended to replace its existing 5-year Syndicated Credit Facility.  Subject to certain conditions, the new credit facility can become effective on the earliest of (i) December 31, 2010, (ii) the date on which the acquisition of E.ON U.S. is completed by PPL, or (iii) the date on which the purchase and sale agreement relating to the acquisition of E.ON U.S. has been terminated or expired or such acquisition has otherwise been abandoned by PPL.  PPL Electric expects to make this facility effective on December 31, 2010.  Upon effectiveness, PPL Electric will have the ability to make cash borrowings and to request the lenders to issue letters of credit.  Borrowings will generally bear interest at LIBOR-based rates plus a spread, depending upon the company's senior secured long-term debt rating.  PPL Electric will also pay customary commitment and letter of credit issuance fees under the new facility.  Similar to the existing facility, the new credit facility contains a financial covenant requiring PPL Electric's debt to total capitalization to not exceed 70% and other customary covenants.  Additionally, under certain conditions, PPL Electric may request that the facility's capacity be increased by up to $100 million.  At September 30, 2010, $2 million of deferred fees were accrued related to this facility.

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

At September 30, 2010 and December 31, 2009, $252 million and $223 million of accounts receivable and $91 million and $192 million of unbilled revenue were pledged by the subsidiary under the credit agreement related to PPL Electric's and the subsidiary's participation in the asset-backed commercial paper program.  Based on the accounts receivable and unbilled revenue pledged, $150 million was available for borrowing at September 30, 2010.  PPL Electric's sale to its subsidiary of the accounts receivable and unbilled revenue is an absolute sale of the assets, and PPL Electric does not retain an interest in these assets.  However, for financial reporting purposes, the subsidiary's financial results are consolidated in PPL Electric's financial statements.  PPL Electric performs certain record-keeping and cash collection functions with respect to the assets in return for a servicing fee from the subsidiary.

In July 2010, PPL Electric and the subsidiary extended the expiration date of the credit agreement to July 2011.

PPL Electric maintains a commercial paper program for up to $200 million to provide an additional financing source to fund its short-term liquidity needs, if and when necessary.  Commercial paper issuances are currently supported by PPL Electric's 5-year Syndicated Credit Facility, which expires in May 2012, based on available capacity.  PPL Electric had no commercial paper outstanding at September 30, 2010.

(PPL)

In June 2010, PPL closed into escrow two new $400 million syndicated credit facilities, expiring December 31, 2014, that are intended to be entered into by LG&E and KU, subject to certain conditions precedent, upon closing of PPL's acquisition of E.ON U.S.  Upon effectiveness of the facilities, LG&E and KU will each have the ability to make cash borrowings and to request the lenders to issue letters of credit.  Borrowings will generally bear interest at LIBOR-based rates plus a spread, depending upon the respective company's senior unsecured long-term debt rating.  Each company will also pay customary commitment and letter of credit issuance fees under their respective facility.  The new credit facilities each contain a financial covenant requiring the respective borrower's debt to total capitalization to not exceed 70% and other customary covenants.  Additionally, under certain conditions, LG&E and KU may each request that its respective facility's capacity be increased by up to $100 million.  At September 30, 2010, an aggregate of $5 million of deferred fees were accrued related to these facilities.

Bridge Facility

Concurrently, and in connection with entering into the agreement to acquire E.ON U.S., PPL entered into a commitment letter with certain lenders pursuant to which, subject to the conditions set forth therein, the lenders committed to provide PPL with 364-day unsecured bridge financing of up to $6.5 billion, the proceeds of which, if drawn upon, must be used at closing of the acquisition (i) to fund the consideration for the acquisition and (ii) to pay certain fees and expenses in connection with the acquisition.  In June 2010, the commitment of such lenders for the bridge financing was syndicated to a group of banks, including the lenders under the commitment letter.  Upon the syndication of the commitment, PPL Capital Funding, as borrower, and PPL, as guarantor, entered into a $6.5 billion Bridge Facility.

In accordance with the terms of the Bridge Facility, the capacity of the Bridge Facility was permanently reduced after PPL's issuance of common stock and Equity Units in June 2010, as discussed in "Long-term Debt and Equity Securities" below, and as a result of the monetization of certain full-requirement sales contracts in the third quarter of 2010.  At September 30, 2010, the capacity of the Bridge Facility was approximately $2.6 billion.  See "Commodity Price Risk (Non-trading) - Monetization of Certain Full-Requirement Sales Contracts" in Note 14 for additional information on the monetization.  In October 2010, the capacity of the Bridge Facility was reduced further to $300 million in connection with the October 2010 borrowing under PPL Energy Supply's $4 billion syndicated credit facility, which is discussed above in "Credit Arrangements and Short-term Debt."

The Bridge Facility, if drawn upon, will mature 364 days after closing of the acquisition.  Any borrowings under the Bridge Facility would generally bear interest at LIBOR-based rates plus a spread, depending upon PPL Capital Funding's public debt rating and the length of time that the borrowings are outstanding.  If drawn upon, PPL Capital Funding would also be required to pay the lenders additional fees under the Bridge Facility that are dependent upon the amount of borrowings and length of time outstanding.  During the nine months ended September 30, 2010, PPL incurred $79 million of fees in connection with the Bridge Facility, of which $74 million was deferred and is being amortized through the anticipated closing date of the acquisition in November 2010.

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

Long-term Debt and Equity Securities

(PPL)

Effective June 21, 2010, PPL Capital Funding's 6.85% Senior Notes due 2047 ceased being the covered debt under the Replacement Capital Covenant entered into by PPL and PPL Capital Funding in March 2007 in connection with the issuance of PPL Capital Funding's 2007 Series A Junior Subordinated Notes due 2067, as a result of there being less than $100 million aggregate principal amount of such notes outstanding.  Because there was no other eligible debt outstanding to become the covered debt benefiting from the Replacement Capital Covenant, the Replacement Capital Covenant terminated.

In June 2010, PPL issued 103.5 million shares of its common stock at a public offering price of $24.00 per share, for a total of $2.484 billion.  Proceeds from the issuance were $2.409 billion, net of the $75 million underwriting discount.  PPL also issued 23 million Equity Units at a stated amount per unit of $50.00, for a total of $1.150 billion.  Proceeds from the issuance were $1.116 billion, net of the $34 million underwriting discount.  PPL invested the net proceeds in U.S. government obligations, bank deposits and other highly-rated investments until needed to partially fund the acquisition of E.ON U.S. and pay certain acquisition-related fees and expenses.

Each Equity Unit consists of a Purchase Contract and, initially, a 5.0% undivided beneficial ownership interest in $1,000 principal amount of PPL Capital Funding 4.625% Junior Subordinated Notes due 2018 (2018 Notes).

Each Purchase Contract obligates the holder to purchase, and PPL to sell, for $50.00 a variable number of shares of PPL common stock determined by the average VWAP of PPL's common stock for the 20-trading day period ending on the third trading day prior to July 1, 2013, subject to antidilution adjustments and an early settlement upon a Fundamental Change, as follows:

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

The 2018 Notes are fully and unconditionally guaranteed by PPL as to payment of principal and interest.  The 2018 Notes initially bear interest at 4.625% and are not subject to redemption prior to July 2015.  Beginning July 2015, PPL Capital Funding may, at its option, redeem the 2018 Notes, in whole but not in part, at any time, at par plus accrued and unpaid interest.  The 2018 Notes are expected to be remarketed in 2013 in two tranches, such that neither tranche will have an aggregate principal amount of less than the lesser of $300 million and 50% of the aggregate principal amount of the 2018 Notes to be remarketed.  One tranche will mature on or about the third anniversary of the settlement of the remarketing, and the other tranche will mature on or about the fifth anniversary of such settlement.  The 2018 Notes will be remarketed as subordinated, unsecured obligations of PPL Capital Funding, as PPL Capital Funding notified the trustee in September 2010 of its irrevocable election to maintain the subordination provisions of the notes and related guarantees in a remarketing.  Upon a successful remarketing, the interest rate on the 2018 Notes may be reset and the maturity of the tranches may be modified as necessary.  In connection with a remarketing, PPL Capital Funding may elect with respect to each tranche to extend or eliminate the early redemption date and/or calculate interest on the notes of a tranche on a fixed or floating rate basis.  If the remarketing fails, holders of the 2018 Notes will have the right to put their notes to PPL Capital Funding on July 1, 2013 for an amount equal to the principal amount plus accrued interest.

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

In the financial statements, the proceeds from the sale of the Equity Units were allocated to the 2018 Notes and the Purchase Contracts, including the obligation to make contract adjustment payments, based on the underlying fair value of each instrument at the time of issuance.  As a result, the 2018 Notes were recorded at $1.150 billion, which approximated fair value, as long-term debt.  At the time of issuance, the present value of the contract adjustment payments of $157 million was recorded to other liabilities, representing the obligation to make contract adjustment payments, with an offsetting reduction to capital in excess of par value for the issuance of the Purchase Contracts, which approximated the fair value of each.  The liability will be accreted through interest expense over the three-year term of the Purchase Contracts.  Through September 30, 2010, costs to issue the Equity Units were primarily allocated on a relative cost basis, resulting in $29 million being recorded to capital in excess of par value and $7 million being recorded to other noncurrent assets.  See Note 4 for EPS considerations related to the Purchase Contracts.

In October 2010, PPL Capital Funding repurchased $20 million of its 2007 Series A Junior Subordinated Notes due 2067, for $19 million, plus accrued interest.

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

In August 2010, PPL Energy Supply elected to change the interest rate mode on the Exempt Facilities Revenue Refunding Bonds, Series 2009A and 2009B due 2038 and Series 2009C due 2037 (PPL Energy Supply, LLC Project) that were issued by the PEDFA on behalf of PPL Energy Supply in 2009.  The interest rate mode on all three series was converted from a commercial paper rate to a term rate of 3.00% for five years, effective in September 2010.  In connection with this change, the letters of credit supporting the bonds were terminated.

(PPL and PPL Electric)

In April 2010, PPL Electric redeemed all five series of its outstanding preferred stock, with a par value in the aggregate of $51 million for $54 million, including accumulated dividends.  The preferred stock was reflected on PPL's Balance Sheets in "Noncontrolling Interests" as of December 31, 2009.  The redeemed shares are no longer outstanding and represent only the right to receive the applicable redemption price, to the extent the shares have not yet been presented for payment.  The premium of $3 million is included in "Net Income Attributable to Noncontrolling Interests" on PPL's Statement of Income and "Distributions on Preferred Securities" on PPL Electric's Statement of Income.

The Pollution Control Revenue Refunding Bonds, Series 2008 (PPL Electric Utilities Corporation Project) due 2023 that were issued by the PEDFA on behalf of PPL Electric in 2008 were remarketed in September 2010.  The bonds were in a term rate mode bearing interest at 4.85% until October 2010.  Effective October 2010, the term rate on the bonds was set at 4.00% through maturity.

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

(PPL Energy Supply)

During the nine months ended September 30, 2010, PPL Energy Supply distributed $512 million to its parent company, PPL Energy Funding, and received cash contributions of $3.5 billion.  The cash contributions received from its parent relate to the funds received by PPL in June 2010 from the issuance of common stock and Equity Units.  These funds were invested by a subsidiary of PPL Energy Supply until they were returned to PPL Energy Funding in October 2010 to be available to partially fund PPL's acquisition of E.ON U.S. and pay certain acquisition-related fees and expenses.

(PPL Electric)

During the nine months ended September 30, 2010, PPL Electric paid common stock dividends of $49 million to PPL and received cash contributions of $55 million.

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

At closing, PPL will acquire all of the outstanding limited liability company interests of E.ON U.S. for cash consideration estimated to be $2.5 billion.  In addition, PPL will assume, through consolidation, an estimated $764 million of outstanding pollution control bonds and will repay indebtedness owed by E.ON U.S. and its subsidiaries to E.ON US Investments and its affiliates.  Such affiliate indebtedness is estimated to be $4.3 billion.  The aggregate consideration payable by PPL at closing is estimated to be $7.6 billion (including the surviving indebtedness).  These amounts are subject to adjustment for any specified incremental investment in E.ON U.S. made by E.ON US Investments and its affiliates prior to closing.  See Note 7 for information on PPL's June 2010 issuance of $3.634 billion of common stock and Equity Units, the net proceeds (totaling $3.525 billion, net of underwriting discounts) of which will be used to partially fund the acquisition.  Note 7 also provides information on the October 2010 borrowing under PPL Energy Supply's syndicated credit facility that will provide interim financing to partially fund the acquisition.

E.ON U.S. Investments and PPL have made customary representations and warranties and covenants in the PSA.  The transaction is subject to customary closing conditions, including receipt of required regulatory approvals and the absence of injunctions or restraints imposed by governmental entities.  The transaction has received all requisite regulatory approvals, including the Kentucky Public Service Commission, the Tennessee Regulatory Authority, the Virginia State Corporation Commission, the FERC and antitrust clearance from the U.S. Federal Trade Commission and the U.S. Department of Justice.  The transaction is expected to close on or about November 1, 2010.

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

During the three and nine months ended September 30, 2010, PPL incurred third-party acquisition-related costs including advisory, accounting and legal fees, of $4 million and $11 million, which were recorded in "Other Income (Expense) - net" on the Statement of Income.  In addition, Bridge Facility costs of $45 million and $67 million were recorded in "Interest Expense" on the Statement of Income.  See Note 7 for a discussion of costs incurred related to PPL's June 2010 issuance of common stock and Equity Units.

(PPL and PPL Energy Supply)

As part of the E.ON U.S. acquisition financing strategy, in September 2010, certain PPL Energy Supply subsidiaries signed definitive agreements to sell their interests in certain non-core generation facilities for cash proceeds of $381 million.  See "Discontinued Operations - Anticipated Sale of Certain Non-Core Generation Facilities" for additional information.  Also, in July 2010, PPL Energy Supply monetized certain full-requirement sales contracts that resulted in cash proceeds of $249 million.  See "Commodity Price Risk (Non-trading) - Monetization of Certain Full-Requirement Sales Contracts" in Note 14 for additional information.

As a result of the expected net proceeds from the anticipated sale of certain non-core generation facilities, coupled with the monetization of certain full-requirement sales contracts, debt that had been planned to be issued by PPL Energy Supply in 2010 was no longer needed.  As a result, hedge accounting associated with interest rate swaps entered into by PPL in anticipation of a debt issuance by PPL Energy Supply was discontinued.  Net losses of $(29) million, or $(19) million after tax, were reclassified from AOCI to "Other Income (Expense) - net" on PPL's Statement of Income for the three and nine months ended September 30, 2010.

Development

(PPL and PPL Energy Supply)

PPL Energy Supply applied for DOE loan guarantees for the 125 MW Holtwood expansion project and for the 28 MW Rainbow redevelopment project.  In April 2010, PPL Energy Supply notified the DOE that it was withdrawing the applications for both projects citing improvements in the financial markets.  Construction continues on both projects, with commercial operations scheduled to begin in 2013 for the Holtwood project and 2012 for the Rainbow project.

In 2008, PPL Susquehanna received NRC approval for its request to increase the generation capacity of the Susquehanna nuclear plant.  The project is being completed in phases over several years.  PPL Susquehanna's share of the total expected capacity increase is currently estimated to be 195 MW.  The final phase of the Unit 1 uprate was completed in 2010 and yielded 55 MW for PPL Susquehanna.  The final Unit 2 uprate is scheduled for 2011 and is projected to yield an additional 50 MW for PPL Susquehanna.  PPL Susquehanna's share of the expected capital cost of the remaining uprate is $19 million.

In 2008, a PPL Energy Supply subsidiary submitted a COLA to the NRC for the proposed Bell Bend nuclear generating unit (Bell Bend) to be built adjacent to the Susquehanna plant.  Also in 2008, the COLA was formally docketed and accepted for review by the NRC.  The NRC continues to review the COLA.  In February 2010, the NRC published its official review schedule that culminates with the issuance of Bell Bend's final safety evaluation report in 2012, after which a public hearing will be held before Bell Bend's license can be issued.

In 2008, a PPL Energy Supply subsidiary submitted Parts I and II of an application for a federal loan guarantee for Bell Bend to the DOE.  In 2009, the DOE announced that it was working to finalize loan guarantees related to four projects, which did not include Bell Bend.  Eight of the ten applicants who submitted Part II applications remain active in the DOE program; however, the DOE has stated that the $18.5 billion currently appropriated to support new nuclear projects would not likely be enough for more than three projects.  A PPL Energy Supply subsidiary submits quarterly application updates for Bell Bend to the DOE to remain active in the loan guarantee application process.

The President's proposed budget for fiscal year 2011 includes an additional $36 billion of loan guarantees for nuclear projects.  If this increased loan guarantee authorization is approved, PPL believes that Bell Bend could be a candidate for a share of such additional guarantees.  However, PPL has made no decision to proceed with construction of Bell Bend and expects that such decision will not be made for several years given the anticipated lengthy NRC license approval process.  Additionally, PPL has announced that it does not expect to proceed with construction absent favorable economics, a joint arrangement with other interested parties and a federal loan guarantee or other acceptable financing.  PPL and its subsidiaries are currently authorized by PPL's Board of Directors to spend up to $111 million on the COLA and other permits necessary for construction.  At September 30, 2010 and December 31, 2009, $98 million and $77 million of costs associated with the licensing application were capitalized and are included in noncurrent "Other intangibles" on the Balance Sheets.  PPL believes it is probable that these costs are ultimately recoverable following NRC approval of the COLA either through construction of the new nuclear unit, transfer of the COLA rights to a joint venture, or sale of the COLA rights to another party.

(PPL and PPL Electric)

In 2007, PJM directed the construction of a new 150-mile, 500-kilovolt transmission line between the Susquehanna substation in Pennsylvania and the Roseland substation in New Jersey that it identified as essential to long-term reliability of the mid-Atlantic electricity grid.  PJM determined that the line is needed to prevent potential overloads that could occur as early as 2013 on several existing transmission lines in the interconnected PJM system.  PJM has directed PPL Electric to construct the portion of the Susquehanna-Roseland line in Pennsylvania and has directed Public Service Electric & Gas Company to construct the portion of the line in New Jersey, in each case by June 1, 2012.  PPL Electric's estimated share of the project costs is approximately $500 million.

This project is pending certain regulatory approvals.  PPL Electric has identified the approximately 100-mile route for the Pennsylvania portion of the line.  In February 2010, the PUC and the New Jersey Board of Public Utilities approved the project.  Several parties appealed the PUC decision to the Commonwealth Court of Pennsylvania, and certain of those appeals are pending before the court.  PPL Electric cannot predict the ultimate outcome or timing of these proceedings.

In addition, both companies are working with the National Park Service to obtain any approvals that may be required to route the line through the Delaware Water Gap National Recreation Area.  The National Park Service has stated that its review will not be completed until 2012.  PPL Electric cannot predict the ultimate outcome or timing of the National Park Service approval.

PPL Electric anticipates the delays in the approval process will delay the in-service date to 2014 or later.  PPL Electric also cannot predict what action, if any, PJM might take in the event of a delay to its scheduled in-service date for the new line.  PJM continues to reaffirm the need for this project.

Divestiture (PPL and PPL Energy Supply)

In 2004, a PPL Energy Supply subsidiary entered into an agreement with a coalition of government agencies and private groups to sell three of its hydroelectric facilities in Maine.  Under the agreement, a non-profit organization designated by the coalition received a five-year option to purchase the hydroelectric facilities for $25 million and, if the option was exercised, the PPL Energy Supply subsidiary would receive rights to increase energy output at its other hydroelectric facilities.  The coalition announced plans to remove or bypass the subject facilities to restore runs of Atlantic salmon and other migratory fish to the Penobscot River.  In 2008, the coalition notified the PPL Energy Supply subsidiary of its intent to exercise the purchase option.  The agreement requires updates to its representations and warranties, and is subject to approvals by the FERC and other regulatory agencies.  Also in 2008, the PPL Energy Supply subsidiary and the coalition requested the FERC, the U.S. Army Corps of Engineers and the Maine DEP to approve the transfer of ownership of the three facilities.  In June 2010, certain of these required approvals, including the FERC approvals of the transfer and of the decommissioning and removal of certain hydroelectric facilities, were obtained.  Completion of the transaction is pending receipt of certain remaining approvals, not all of which are mandatory.

As a result of the June 2010 approvals, these three Maine hydroelectric facilities, which are included in the Supply segment, met the held for sale criteria and, accordingly, at September 30, 2010 the related assets were classified on the Balance Sheet as held for sale.  These assets, totaling $12 million, consist primarily of PP&E (corresponding amounts at December 31, 2009 were substantially the same, but have not been reclassified on the Balance Sheet as of that period).  The results of operations of these facilities for the three and nine months ended September 30, 2010 and 2009 were insignificant and, therefore, have not been classified as Discontinued Operations.

Discontinued Operations (PPL and PPL Energy Supply)

Anticipated Sale of Certain Non-Core Generation Facilities

As part of the E.ON U.S. acquisition financing strategy, management explored the sale of certain non-core assets.  As a result of this process, in September 2010, certain PPL Energy Supply subsidiaries signed definitive agreements to sell their entire ownership interests in certain non-core generation facilities, included in the Supply segment, for approximately $381 million in cash.  The transaction includes the natural gas-fired facilities in Wallingford, Connecticut and University Park, Illinois and a PPL Energy Supply subsidiary's share in the Safe Harbor hydroelectric facility in Conestoga, Pennsylvania, which is accounted for as an equity investment.

These non-core generation facilities met the held for sale criteria in the third quarter of 2010.  As a result, assets with a carrying amount of $473 million were written down to their estimated fair value (less cost to sell) of $377 million at September 30, 2010, resulting in a pre-tax impairment charge of $96 million ($58 million after tax).  In addition, $5 million ($4 million after tax) of allocated goodwill was written off in the third quarter of 2010.  These charges are included in "Loss from Discontinued Operations (net of income taxes)" on the Statements of Income for the three and nine months ended September 30, 2010.  The sale is expected to close in the fourth quarter of 2010, subject to the receipt of necessary regulatory approvals and third-party consents.

Following are the components of Discontinued Operations in the Statements of Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Operating revenues	$35	$22	$91	$80
Operating expenses (a)	118	13	147	32
Operating income (loss)	(83)	9	(56)	48
Other income (expense) – net	1	1	2	1
Interest expense (b)	1	2	5	6
Income (loss) before income taxes	(83)	8	(59)	43
Income tax expense (benefit)	(30)	9	(21)	25
Income (Loss) from Discontinued Operations – PPL	$(53)	$(1)	$(38)	$18

Income tax adjustment (c)	1	3		3
Income (Loss) from Discontinued Operations – PPL Energy Supply	$(54)	$(4)	$(38)	$15

(a)	2010 includes the impairment to the carrying value of the generation facilities being sold and the write-off of allocated goodwill.
(b)	Represents allocated interest expense based upon debt attributable to the generation facilities being sold.
(c)	To adjust for the difference between PPL's and PPL's Energy Supply's annual effective tax rate.

The major classes of assets reported as held for sale on the Balance Sheet at September 30, 2010 were $356 million of PP&E and a $13 million equity method investment (corresponding amounts at December 31, 2009 were $461 million of PP&E and a $13 million equity method investment, which have not been reclassified on the Balance Sheet as of that date).

Sale of Long Island Generation Business

In February 2010, a PPL Energy Supply subsidiary completed the sale of the Long Island generation business, which was included in the Supply segment.  The definitive sales agreement, which was executed in May 2009, included provisions that reduced the $135 million purchase price monthly, commencing September 1, 2009.  After adjusting for these price-reduction provisions, proceeds from the sale approximated $124 million.

In the second quarter of 2009, the Long Island generation business met the held for sale criteria.  As a result, at June 30, 2009, net assets held for sale were written down to their estimated fair value less cost to sell, resulting in a pre-tax impairment charge of $52 million ($34 million after tax).  At September 30, 2009, the estimated fair value (less cost to sell) was remeasured and an additional impairment of $5 million ($3 million after tax) was recorded.  In addition to the above impairments, PPL Energy Supply recorded a loss on the sale of $3 million during the first quarter of 2010 due to the price-reduction provisions.  The losses recognized in the third quarter of 2009 and the first quarter of 2010 did not significantly impact earnings, as such amounts were substantially offset by tolling revenues from the Long Island generation assets during the same periods.  These amounts are included in "Loss from Discontinued Operations (net of income taxes)" on the Statements of Income.

The tolling agreements related to these plants, which were accounted for as containing leases, were transferred to the new owner upon completion of the sale.

Following are the components of Discontinued Operations in the Statements of Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010		2009

Operating revenues		$7		$4	$18
Operating expenses (a)		7		4	62
Operating loss					(44)
Interest expense (b)					2
Loss before income taxes					(46)
Income tax expense (benefit)		1			(15)
Loss from Discontinued Operations		$(1)	$		$(31)

(a)	The nine months ended September 30, 2010 includes the loss on the sale of the business. The three and nine months ended September 30, 2009 include impairment charges.
(b)	Represents allocated interest expense based upon debt attributable to PPL's Long Island generation business.

Upon completion of the sale, $41 million of PP&E and an $86 million net investment in a direct-financing lease, which had been classified as held for sale, were removed from the Balance Sheet.

Sale of the Majority of Maine Hydroelectric Generation Business

In November 2009, a PPL Energy Supply subsidiary completed the sale of the majority of its Maine hydroelectric generation business, which was included in the Supply segment, for $81 million in cash, adjusted for working capital.  The assets sold in this transaction included five hydroelectric facilities and a 50% equity interest in a sixth hydroelectric facility, which had been accounted for as an equity investment, together with rights to increase energy output at these facilities if the potential sale of a PPL Energy Supply subsidiary's three other hydroelectric facilities is completed (see "Divestiture" above).  Upon completion of the sale of the three other hydroelectric facilities noted above, the PPL Energy Supply subsidiary will receive $14 million in contingent consideration, provided such sale is completed on or before November 1, 2013.

Following are the components of Discontinued Operations in the Statements of Income.

	Three Months Ended	Nine Months Ended
	September 30, 2009

Operating revenues	$3	$6
Operating expenses	1	3
Operating income	2	3
Other income (expense) - net	1	2
Interest expense (a)	1	1
Income before income taxes	2	4
Income tax expense	1	2
Income from Discontinued Operations	$1	$2

(a)	Represents allocated interest expense based upon debt attributable to the Maine hydroelectric generation business sold.

Sale of Latin American Businesses

In 2007, PPL completed the sale of its regulated electricity delivery businesses in Chile, El Salvador and Bolivia, which were included in the International Delivery segment.  In 2009, PPL identified a correction to the previously computed tax bases of the Latin American businesses.  The most significant adjustment related to the sale of the El Salvadoran business and was largely due to returns of capital in certain prior years that had not been reflected in the calculated tax basis.  During the three and nine months ended September 30, 2009, PPL and PPL Energy Supply recorded $24 million of additional income tax expense, which is reflected on the Statement of Income in "Loss from Discontinued Operations (net of income taxes)."

9.	Defined Benefits

(PPL and PPL Energy Supply)

Net periodic defined benefit costs (credits) were:

	Pension Benefits
	Three Months Ended September 30,				Nine Months Ended September 30,
	U.S.		U.K.		U.S.		U.K.
	2010	2009	2010 (a)	2009	2010	2009	2010 (a)	2009
PPL
Service cost	$15	$15	$4	$3	$45	$45	$13	$7
Interest cost	37	36	38	40	111	108	113	114
Expected return on plan assets	(43)	(43)	(51)	(49)	(131)	(127)	(150)	(139)
Amortization of:
Transition asset		(1)				(3)
Prior service cost	5	5	1	1	15	15	3	3
Actuarial loss			12		2	2	36	2
Net periodic defined benefit costs (credits) prior to termination benefits	14	12	4	(5)	42	40	15	(13)
Termination benefits (b)						9
Net periodic defined benefit costs (credits)	$14	$12	$4	$(5)	$42	$49	$15	$(13)

PPL Energy Supply
Service cost	$1	$1	$4	$3	$3	$3	$13	$7
Interest cost	2	2	38	40	5	5	113	114
Expected return on plan assets	(1)	(2)	(51)	(49)	(4)	(5)	(150)	(139)
Amortization of:
Prior service cost			1	1			3	3
Actuarial loss		1	12		1	2	36	2
Net periodic defined benefit costs (credits)	$2	$2	$4	$(5)	$5	$5	$15	$(13)

(a)
Net periodic defined benefit costs reflect the impact of a March 2010 remeasurement of WPD's principal pension plan.  As a result of the remeasurement, projected net periodic defined benefit costs decreased by $10 million for 2010.  The decrease primarily resulted from an increase in the expected return on plan assets, which was adjusted to include $165 million of additional pension contributions.

(b)	Relates to 2009 workforce reductions. See "Separation Benefits" below for additional information.

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010 (a)	2009	2010 (a)	2009
PPL
Service cost	$2	$2	$6	$5
Interest cost	6	7	20	21
Expected return on plan assets	(5)	(5)	(15)	(13)
Amortization of:
Transition obligation	1	3	5	7
Prior service cost		2	4	6
Actuarial loss	2	1	4	2
Net periodic defined benefit costs	$6	$10	$24	$28

(a)
Net periodic defined benefit costs reflect the impact of plan changes and remeasurement of PPL's postretirement medical plan in the third quarter.  As a result of the remeasurement, projected net periodic defined benefit costs decreased by $8 million for 2010.  The remeasurement results include the impact of significant decreases in bond yields that reduced the discount rate and return on plan asset assumptions.

(PPL Energy Supply and PPL Electric)

In addition to the specific plans it sponsors, PPL Energy Supply is also allocated costs of defined benefit plans sponsored by PPL Services, based on its participation in those plans.  PPL Electric does not directly sponsor any defined benefit plans.  PPL Electric is allocated costs of defined benefit plans sponsored by PPL Services, based on its participation in those plans.  PPL Services allocated the following amounts to PPL Energy Supply and PPL Electric, including amounts applied to accounts that are further distributed between capital and expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

PPL Energy Supply	$7	$9	$25	$25
PPL Electric	7	7	21	21

Expected Cash Flows - U.K. Pension Plans (PPL and PPL Energy Supply)

During the nine months ended September 30, 2010, WPD contributed $225 million to its pension plans.  In total, pension contributions are estimated to be $228 million in 2010.  Additional contributions of $165 million were made to prepay future contribution requirements for WPD's principal pension plan.

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

PPL Energy Supply eliminated approximately 50 management and staff positions and recorded a charge of $13 million ($8 million after tax) in the first quarter of 2009.  Included in this charge was $8 million ($4 million after tax) of allocated costs associated with the elimination of positions at PPL Services.

PPL Electric eliminated approximately 50 management and staff positions and recorded a charge of $9 million ($5 million after tax) in the first quarter of 2009.  Included in this charge was $3 million ($1 million after tax) of allocated costs associated with the elimination of positions at PPL Services.

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

In 2009, the PUC approved PPL Electric's procurement plan for the period January 2011 through May 2013.  Through October 2010, PPL Electric has conducted six of its 14 planned competitive solicitations.  The solicitations include a mix of long-term and short-term purchases to fulfill PPL Electric's obligation to provide for customer supply as PLR.

(PPL Energy Supply and PPL Electric)

See Note 11 for information on the power supply agreements between PPL EnergyPlus and PPL Electric.

Energy Sales Commitments

(PPL and PPL Energy Supply)

In connection with its marketing activities or hedging strategy for its power plants, PPL Energy Supply has entered into long-term power sales contracts that extend through 2023, excluding long-term retail sales agreements for the full output from solar generators that extend through 2036.  All long-term contracts were executed at prices approximating market prices at the time of execution.

(PPL Energy Supply and PPL Electric)

See Note 11 for information on the power supply agreements between PPL EnergyPlus and PPL Electric.

PPL Montana Hydroelectric License Commitments (PPL and PPL Energy Supply)

PPL Montana owns and operates 11 hydroelectric facilities and one storage reservoir licensed by the FERC under long-term licenses pursuant to the Federal Power Act.  Pursuant to Section 8(e) of the Federal Power Act, the FERC approved the transfer from Montana Power to PPL Montana of all pertinent licenses in connection with the Montana Asset Purchase Agreement.

The Kerr Dam Project license (50-year term) was jointly issued by the FERC to Montana Power and the Confederated Salish and Kootenai Tribes of the Flathead Reservation in 1985, and requires PPL Montana (as successor licensee to Montana Power to hold and operate the project for at least 30 years (to 2015).  Between 2015 and 2025, the tribes have the option to purchase, hold and operate the project for the remainder of the license term, which expires in 2035.  PPL Montana cannot predict if and when this option will be exercised.  The license also requires PPL Montana to continue to implement a plan to mitigate the impact of the Kerr Dam on fish, wildlife and their habitats.  Under this arrangement, PPL Montana has a remaining commitment to spend $10 million between 2010 and 2015, in addition to the annual rent it pays to the tribes.

PPL Montana entered into two Memoranda of Understanding (MOUs) with state, federal and private entities related to the issuance in 2000 of the FERC renewal license for the nine dams comprising the Missouri-Madison project.  The MOUs are periodically updated and renewed and require PPL Montana to implement plans to mitigate the impact of its projects on fish, wildlife and their habitats, and to increase recreational opportunities.  The MOUs were created to maximize collaboration between the parties and enhance the possibility to receive matching funds from relevant federal agencies.  Under these arrangements, PPL Montana has a remaining commitment to spend $35 million between 2010 and 2040.

Legal Matters

(PPL, PPL Energy Supply and PPL Electric)

PPL and its subsidiaries are involved in legal proceedings, claims and litigation in the ordinary course of business.  PPL and its subsidiaries cannot predict the outcome of such matters, or whether such matters may result in material liabilities, unless otherwise noted.

(PPL and PPL Energy Supply)

Montana Power Shareholders' Litigation

In August 2001, a lawsuit was filed by a group of Montana Power shareholders against Montana Power, the directors of Montana Power, certain advisors and consultants of Montana Power, and PPL Montana.  The plaintiffs allege, among other things, that Montana Power failed to obtain shareholder approval for the sale of Montana Power's generation assets to PPL Montana in 1999, and that the sale was null and void.  Among the remedies sought by the plaintiffs is the establishment of a "resulting and/or constructive trust" on both the generation assets and all profits earned by PPL Montana from the generation assets, plus interest on the amounts subject to the trust.  This lawsuit is pending in the U.S. District Court of Montana, Butte Division.  Settlement discussions resumed in June 2009, and a proposed settlement was reached under which plaintiffs will receive approximately $115 million but PPL Montana would not be required to pay any portion of the settlement amount.  The proposed settlement filed with the judge in November 2009 has been approved and is now final.

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

In 2007, Pacificorp and Avista each entered into settlement agreements with the State of Montana providing, in pertinent part, that each company would make prospective lease payments of $50 thousand and $4 million per year for use of the State's navigable streambed (adjusted annually for inflation and subject to other future adjustments).  Under these settlement agreements, the future annual payments resolved the State's claims for past and future compensation.

In the October 2007 trial of this matter, the State of Montana asserted that PPL Montana should make a prospective lease payment for use of the State's streambeds of $6 million per year (adjusted annually for inflation) and a retroactive compensation payment for the 2000-2006 period (including interest) of $41 million.  PPL Montana vigorously contested both such assertions.

In June 2008, the Montana District Court awarded compensation of approximately $34 million for prior years and approximately $6 million for 2007 compensation.  The Montana District Court also deferred the determination of compensation for 2008 and future years to the Montana State Land Board.

In October 2008, PPL Montana appealed the decision to the Montana Supreme Court, requesting a stay of judgment and stay of the Land Board's authority to assess compensation for 2008 and future periods.  In March 2010, the Montana Supreme Court substantially affirmed the June 2008 Montana District Court decision.  As a result, in the first quarter of 2010, PPL Montana recorded a pre-tax charge of $56 million ($34 million after tax or $0.08 per share, basic and diluted, for PPL), representing estimated rental compensation for the first quarter of 2010 and prior years.  Rental compensation was estimated for periods subsequent to 2007, although such estimated amounts may differ from amounts ultimately determined by the Montana State Land Board.  The portion of the pre-tax charge that related to prior years totaled $54 million ($32 million after tax).  The pre-tax charge recorded on the Statement of Income was $49 million in "Other operation and maintenance" and $7 million in "Interest Expense."  PPL Montana continues to accrue interest expense for the prior years and rent expense for the current year.  PPL Montana's total loss accrual at September 30, 2010 was $71 million.

In August 2010, PPL Montana filed a petition for a writ of certiorari with the U.S. Supreme Court requesting that the Court accept this matter for review.  Several amicus briefs were subsequently filed supporting the petition of PPL Montana, including, among others, briefs submitted by the Edison Electric Institute and the National Hydropower Association.  In October 2010, the State of Montana filed a response brief and PPL Montana subsequently filed its reply brief.  The U.S. Supreme Court's decision to grant or deny PPL Montana's petition is expected before the end of 2010.  The stay of the judgment granted during the proceedings before the Montana Supreme Court has been extended by agreement with the State of Montana, to cover the anticipated period of the proceeding before the U.S. Supreme Court.  PPL Montana cannot predict the outcome of this matter.

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

Regulatory Issues

Enactment of Financial Reform Legislation (PPL and PPL Energy Supply)

In July 2010, the Dodd-Frank Act was signed into law.  Of particular relevance to PPL and PPL Energy Supply, the Dodd-Frank Act includes provisions that require most over-the-counter derivative transactions to be executed through an exchange and to be cleared centrally.  The Dodd-Frank Act, however, provides an exemption from mandatory clearing and exchange trading requirements for over-the-counter derivative transactions used to hedge commercial risk.  Although the term "hedging commercial risk" is not defined in the Dodd-Frank Act, it is anticipated that transactions utilized by PPL and PPL Energy Supply should qualify if they are not entered into for speculative purposes.  The Dodd-Frank Act also provides that the Commodity Futures Trading Commission may impose collateral and margin requirements for over-the-counter derivative transactions, including those that are used to hedge commercial risk.  However, during drafting of the Dodd-Frank Act, certain members of Congress adopted report language and issued a public letter stating that it was not their intention to impose margin and collateral requirements on counterparties that utilize these transactions to hedge commercial risk.  Final rules on major provisions in the Dodd-Frank Act, including imposition of collateral and margin requirements, will be established through rulemakings and, in most cases, will not take effect until 12 months after the date of enactment.  PPL and PPL Energy Supply may be required to post additional collateral if they are subject to margin requirements as ultimately adopted in the implementing regulations of the Dodd-Frank Act.  PPL and PPL Energy Supply will continue to evaluate the provisions of the Dodd-Frank Act and monitor developments related to its implementation.  At this time, PPL and PPL Energy Supply cannot predict the impact that the new law or implementing its regulations will have on their business or operations, or the markets in which they transact business.

Pennsylvania Activities (PPL and PPL Electric)

Act 129 requires electric utilities to meet specified goals for reduction in customer electricity usage and peak demand by specified dates.  Utilities not meeting the requirements of Act 129 are subject to significant penalties.

Under Act 129, Electric Distribution Companies (EDCs) must develop and file an energy efficiency and conservation plan (EE&C Plan) with the PUC and contract with conservation service providers to implement all or a portion of the EE&C Plan.  Act 129 requires EDCs to cause reduced electricity consumption of 1% by 2011 and 3% by 2013, and reduced peak demand of 4.5% by 2013.  EDCs will be able to recover the costs (capped at 2% of the EDC's 2006 revenue) of implementing their EE&C Plans.  In October 2009, the PUC approved PPL Electric's EE&C Plan.  The plan includes 14 programs, all of which are voluntary for customers.  The plan includes a proposed rate mechanism for recovery of all costs incurred by PPL Electric to implement the plan.  In September 2010, PPL Electric filed its Program Year 1 Annual Report and Process Evaluation Report.

Act 129 also requires installation of smart meters for new construction, upon the request of consumers at their cost, or on a depreciation schedule not exceeding 15 years.  Under Act 129, EDCs will be able to recover the costs of providing smart metering technology.  In August 2009, PPL Electric filed its proposed smart meter technology procurement and installation plan with the PUC.  All of PPL Electric's metered customers currently have smart meters installed at their service locations, and PPL Electric's current advanced metering technology generally satisfies the requirements of Act 129 and does not need to be replaced.  In June 2010, the PUC entered its order approving PPL Electric's smart meter plan with several modifications.  In compliance with the order, in the third quarter of 2010, PPL Electric submitted a revised plan with a cost estimate of $38 million to be incurred over a five-year period, beginning in 2009, and filed a rider to recover these costs beginning January 1, 2011.

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

California ISO and Western U.S. Markets (PPL and PPL Energy Supply)

Through its subsidiaries, PPL made $18 million of sales to the California ISO during the period October 2000 through June 2001, $17 million of which has not been paid to PPL subsidiaries.  In July 2010, PPL reached an agreement in principle with the California ISO pursuant to which PPL would receive an insignificant portion of its $17 million claim, together with interest.  PPL plans to prepare a definitive written settlement agreement which will be filed with the FERC together with a request for approval of the settlement.  At September 30, 2010, PPL continues to be fully reserved for non-payment for these sales.

Regulatory proceedings arising out of the California electricity supply controversy have been filed with the FERC.  The FERC has determined that all sellers of energy into markets operated by the California ISO and the California Power Exchange, including PPL Montana, should be subject to refund liability for the period beginning October 2, 2000 through June 20, 2001, but the FERC has not yet ruled on the exact amounts that the sellers, including PPL Montana, would be required to refund.  In decisions in September 2004 and August 2006, the U.S. Court of Appeals for the Ninth Circuit held that the FERC had the additional legal authority to order refunds for periods prior to October 2, 2000, and ordered the FERC to determine whether it would be appropriate to grant such additional refunds.  In November 2009, the FERC issued an order scheduling evidentiary hearings in 2010 on such refunds but has suspended certain of these proceedings and instituted settlement procedures.

In June 2003, the FERC took several actions as a result of several related investigations.  The FERC terminated proceedings to consider whether to order refunds for spot market bilateral sales made in the Pacific Northwest, including sales made by PPL Montana, during the period December 2000 through June 2001.  In August 2007, the U.S. Court of Appeals for the Ninth Circuit reversed the FERC's decision and ordered the FERC to consider additional evidence.  The FERC also commenced additional investigations relating to "gaming" and bidding practices during 2000 and 2001, but neither PPL EnergyPlus nor PPL Montana believes it is a subject of these investigations.

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

PJM RPM Litigation (PPL, PPL Energy Supply and PPL Electric)

In May 2008, a group of state public utility commissions, state consumer advocates, municipal entities and electric cooperatives, industrial end-use customers and a single electric distribution company (collectively, the RPM Buyers) filed a complaint before the FERC objecting to the prices for capacity under the PJM Reliability Pricing Model (RPM) that were set in the 2008-09, 2009-10 and 2010-11 RPM base residual auctions.  The RPM Buyers requested that the FERC reset the rates paid to generators for capacity in those periods to a significantly lower level.  Thus, the complaint requests that generators be paid less for those periods through refunds and/or prospective changes in rates.  The relief requested in the complaint, if granted, could have a material effect on PPL, PPL Energy Supply and PPL Electric.  PJM, PPL and numerous other parties have responded to the complaint, strongly opposing the relief sought by the RPM Buyers.  In September 2008, the FERC entered an order denying the complaint.  In August 2009, the RPM Buyers appealed the FERC's decision to the U.S. Court of Appeals for the Fourth Circuit, and the appeal was subsequently transferred to the U.S. Court of Appeals for the District of Columbia Circuit.  PPL cannot predict the outcome of this proceeding.

In December 2008, PJM submitted amendments to certain provisions governing its RPM capacity market.  The amendments were intended to permit the compensation available to suppliers that provide capacity, including PPL Energy Supply, to increase.  PJM sought approval of the amendments in time for them to be implemented for the May 2009 capacity auction (for service in June 2012 through May 2013).  Numerous parties, including PPL, protested PJM's filing.  Certain of the protesting parties proposed changes to the capacity market auction that would result in a reduction in compensation to capacity suppliers.  The changes proposed by PJM and by other parties in response to PJM proposals could significantly affect the compensation available to suppliers of capacity participating in future RPM auctions.  In March 2009, the FERC entered an order approving in part and disapproving in part the changes proposed by PJM.  In August 2009, the FERC issued an order granting rehearing in part, denying rehearing in part and clarifying its March 2009 order.  No request for rehearing or appeal of the August 2009 order was timely filed.  In October 2010, the August 2009 Order became final and will not have a material impact on PPL, PPL Energy Supply or PPL Electric.  As a result, the remaining issues in this matter are those referred to in the paragraph above.

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

Since 2007, PPL Electric and certain subsidiaries of PPL Energy Supply have self-reported potential violations of certain applicable reliability requirements and submitted accompanying mitigation plans.  The resolution of certain of these potential violation reports is pending.  In April 2010, a PPL Electric settlement with RFC resolving four self-reported potential violations became final.  PPL Electric agreed to pay a settlement amount of $290,000 and, among other things, to engage in additional vegetation clearing at a cost of approximately $7 million over the next three years.  The settlement amount was paid in May 2010.  The resolution of certain other self-reported matters is pending.  Any regional reliability entity determination concerning the resolution of violations of the Reliability Standards remains subject to the approval of the NERC and the FERC.  PPL Electric and PPL Energy Supply cannot predict the outcome of these matters.

In the course of implementing its program to ensure compliance with the Reliability Standards by those PPL affiliates subject to the standards, certain other instances of potential non-compliance may be identified from time to time.  PPL cannot predict the fines or penalties that may be imposed.

U.K. Overhead Electricity Networks (PPL and PPL Energy Supply)

In 2002, for safety reasons, the U.K. Government issued guidance that low voltage overhead electricity networks within three meters horizontal clearance of a building should either be insulated or relocated.  This imposed a retroactive requirement on existing assets that were built with lower clearances.  In 2008, the U.K. Government determined that the U.K. electricity network should comply with the guidance issued.  WPD estimates that the cost of compliance will be $87 million.  The projected expenditures over the next five years have been allowed to be recovered through rates, and it is expected that expenditures beyond this five-year period will also be recovered through rates.  The U.K. Government has determined that WPD (South Wales) should comply by 2015 and WPD (South West) by 2018.

To improve network reliability, in 2009, the U.K. Government enforced a regulation requiring network operators to implement a risk-based program over 25 years to clear trees within falling distance of key high-voltage overhead lines.  WPD estimates that the cost of compliance will be $100 million over the 25-year period.  The projected expenditures over the next five years have been allowed to be recovered through rates, and it is expected that expenditures beyond this five-year period will also be recovered through rates.

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

(PPL and PPL Energy Supply)

Air

The Clean Air Act addresses, among other things; emissions causing acid deposition, installation of best available control technologies for new or substantially modified sources, attainment of national ambient air quality standards, toxic air emissions and visibility standards in the U.S.  Amendments to the Clean Air Act requiring additional emission reductions are likely to continue to be proposed in the U.S. Congress.  The Clean Air Act allows states to develop more stringent regulations and in some instances, as discussed below, Pennsylvania and Montana have done so.

Clean Air Transport Rule (formerly CAIR)

The EPA has proposed a new Clean Air Transport Rule (Transport Rule) to replace the EPA's previous rule called CAIR, which was struck down by the U.S. Court of Appeals for the District of Columbia Circuit (the Court).  CAIR subsequently was effectively reinstated by the Court pending finalization of the Transport Rule.  The final Transport Rule is expected in 2011.

CAIR and the new Transport Rule are meant to facilitate attainment of ambient air quality standards for ozone and fine particulates by requiring reductions in sulfur dioxide and nitrogen oxides.  The Transport Rule would establish a new sulfur dioxide emission allowance cap and trade program that is completely independent of the current Acid Rain Program, and establishes a new nitrogen oxide emission allowance cap and trade program.  The EPA is seeking comment on several different approaches that would allow varying degrees of trading, but all trading would be more restrictive than under the previous CAIR rule.  The first phase of the Transport Rule that would cap sulfur dioxide and nitrogen oxide emissions would become effective in 2012.  The second phase lowering the sulfur dioxide cap would become effective in 2014.

PPL's preliminary review of the allocations proposed by the EPA in the Transport Rule indicates that, starting in 2012, greater reductions in sulfur dioxide would likely be required for PPL than were required under CAIR starting in 2015, because the number of allowances allocated to PPL will be lower than what was allocated to PPL under CAIR and the more restrictive trading under the Transport Rule reduces flexibility for compliance options.  The final regulations are expected in 2011.  PPL may look at more aggressive operation of scrubbers at its Brunner Island and Montour plants (which PPL already installed to meet the reductions required by CAIR), fuel switching and/or dual fuel capability.  All of these options could impose significant costs.

With respect to nitrogen oxide, the Transport Rule proposes a slightly higher number of allowances for PPL than under CAIR.  However, due to the more restrictive trading program, the purchase of nitrogen oxide allowances may not be a reliable compliance option.  Therefore, other compliance options, such as SCRs or SNCRs at one or more Brunner Island units, are being evaluated.  The costs of these compliance options could be significant.

In addition to the reductions in sulfur dioxide and nitrogen oxide required for PPL's Pennsylvania plants due to the Transport Rule, all of PPL's plants may face further reductions in sulfur dioxide and nitrogen oxide emissions as a result of more stringent national ambient air quality standards for ozone, nitrogen oxide, sulfur dioxide or fine particulates.  The EPA has recently finalized a new one-hour standard for sulfur dioxide, and states are required to identify areas that meet those standards and areas that are in non-attainment.  For areas that are in non-attainment, states are required to develop plans by 2014 for bringing those areas into attainment by 2017.  For areas in attainment or unclassifiable, states are required to develop maintenance plans by mid-2013 that demonstrate continued attainment.  If additional reductions were to be required, the costs to PPL could be significant.

Mercury and other Hazardous Air Pollutants

Citing its authority under the Clean Air Act, in 2005, the EPA issued the Clean Air Act Mercury Regulations (CAMR) affecting coal-fired power plants.  Since CAMR was overturned by a 2008 decision by the U.S. Circuit Court, the EPA is now proceeding to develop standards imposing MACT for mercury emissions and other hazardous air pollutants from electric generating units.  Under a recent approved settlement, the EPA is required to issue final MACT standards by November 2011 and compliance is statutorily required three years later.  In order to develop these standards, the EPA has collected information from coal- and oil-fired electric utility steam generating units.  The costs of complying with the final MACT standards are not now determinable, but could be significant.

Regional Haze and Visibility

The Clean Air Visibility Rule was issued by the EPA in June 2005, to address regional haze or regionally-impaired visibility caused by multiple sources over a wide area.  The rule requires Best Available Retrofit Technology (BART) for certain electric generating units.  Under the BART rule, PPL submitted to the Pennsylvania DEP its analyses of the visibility impacts of particulate matter emissions from Martins Creek Units 3 and 4, Brunner Island Units 2 and 3 and Montour Units 1 and 2.  No analysis was submitted for sulfur dioxide or nitrogen oxides, because the EPA determined that meeting the requirements for CAIR also meets the BART requirements for those pollutants.  Although the EPA has not yet expressly stated that a similar approach will be taken under the Transport Rule, the EPA has not requested any further studies.  PPL's analyses have shown that because PPL had already upgraded its particulate emissions controls at Montour Units 1 and 2 and Brunner Island Units 2 and 3, further controls are not justified as there would be little corresponding visibility improvement.  PPL has not received comments from the Pennsylvania DEP on these submissions.

Also under the BART rule, PPL submitted to the EPA its analyses of the visibility impacts of sulfur dioxide, nitrogen oxides and particulate matter emissions for Colstrip Units 1 and 2 and Corette.  PPL's analyses concluded that further reductions are not needed.  The EPA responded to PPL's reports for Colstrip and Corette and requested further information and analysis.  PPL completed further analysis and submitted addendums to its initial reports for Colstrip and Corette.  In February 2009, PPL received an information request for additional data related to the Colstrip generating plant non-BART-affected emission sources.  PPL responded to this request in March 2009.  PPL has not received comments from the EPA on these submissions.

PPL cannot predict whether any additional reductions will be required in Pennsylvania or Montana.  If additional reductions are required, the costs could be significant depending on what is required.

New Source Review (NSR)

The EPA has reinitiated its NSR enforcement efforts.  This initiative targets older, coal-fired power plants.  The EPA has asserted that modification to these plants has increased their emissions, and consequently they are subject to more stringent NSR requirements under the Clean Air Act.  In April 2009, PPL received EPA information requests for its Montour and Brunner Island plants.  The requests are similar to those that PPL received several years ago for its Colstrip, Corette and Martins Creek plants.  PPL has met with the EPA and exchanged information regarding this matter.  PPL cannot predict the outcome of this matter.

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

If PPL is found to have violated NSR regulations, PPL would, among other things, be required to meet permit limits reflecting best available control technology for the emissions of any pollutant found to have significantly increased due to a major plant modification.  The costs to meet such limits, including installation of technology at certain units, could be significant.

Pursuant to the 2007 U.S. Supreme Court decision on global climate change, as discussed below, the EPA has announced that it will regulate carbon dioxide emissions from new or modified stationary sources under its NSR regulations beginning January 2011.  The NSR regulations require major new or modified sources of regulated pollutants to receive construction and operation permits with limits that prevent the significant deterioration of air pollution in areas that are in attainment of the ambient air quality standards for those pollutants.  In May 2010, the EPA published a final rule establishing thresholds for regulating greenhouse gas emissions from major new or modified sources.  Combined carbon dioxide emissions or carbon dioxide equivalent emissions of 100,000 tons or more per year will classify a source as major for permitting applicability purposes.  The threshold for a major modification of a major source is an increase of carbon dioxide or carbon dioxide equivalent of 75,000 tons per year.  If the modifications result in emissions increases exceeding 75,000 tons per year, the plant will need to conduct an analysis of best available control technology for carbon dioxide emissions and meet limits based on best available control technology.  To date, the EPA has not provided official guidance on what constitutes best available control technology for greenhouse gas emissions, but has indicated that it may look at efficiency projects and fuel switching as possible best available control technology for carbon dioxide emissions from power plants.  The implications of these developments, including the outcome of any litigation challenging the regulation, are uncertain.

Opacity

From time to time, emissions from PPL's power plants may cause opacity issues, which may raise environmental concerns.  PPL addresses these issues on a case-by-case basis.  If it is determined that actions must be taken to address opacity issues, such actions could result in costs that are not now determinable, but could be significant.

Global Climate Change and Renewable Energy Requirements

There is concern nationally and internationally about global climate change and the possible contribution of greenhouse gas emissions including, most significantly, carbon dioxide from the combustion of fossil fuels.  This has resulted in increased demands for carbon dioxide emission reductions from investors, environmental organizations, government agencies and the international community.  These demands and concerns have led to increased federal legislative proposals, actions at regional, state and local levels, as well as litigation relating to greenhouse gas emissions.

Of particular note, in April 2007, the U.S. Supreme Court held that the EPA has the authority to regulate greenhouse gas emissions from new motor vehicles under the Clean Air Act.  In September 2009, the U.S. Court of Appeals for the Second Circuit reversed a federal district court's decision and ruled that several states and public interest groups, as well as the City of New York, could sue five electric utility companies under federal common law for allegedly causing a public nuisance as a result of their emissions of greenhouse gases.  On the other hand, a recent decision by the U.S. Court of Appeals for the Fifth Circuit ruled that plaintiffs did not have standing to pursue public and private nuisance claims against companies that produce fossil fuels.  Additional litigation in federal and state courts over these issues is continuing.

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

Renewable Electricity Standards (RES) are currently included in a separate Senate bill, S. 1462, the American Clean Energy Leadership Act of 2009, which passed in the Senate Energy Committee in June 2009.  This comprehensive energy bill promotes clean energy technology development by requiring electric utilities to meet 15% RES from renewable energy resources or energy efficiency improvements by 2021, as well as strengthening the FERC's role in siting interstate electric transmission facilities.

Stand-alone RES provisions have recently been introduced in two separate measures in an attempt to address this issue without the climate provisions.  However, no decision is expected before Congress adjourns in December.

Debate on climate legislation has been halted in Congress, given other competing legislative priorities and the November 2010 elections. The timing and elements of any future legislation addressing greenhouse gas emission reductions and renewable energy requirements are uncertain and may depend on the outcome of the November 2010 elections and the 2011 Congressional agenda.

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

Pennsylvania has not stated an intention to join RGGI, but has enacted the Pennsylvania Climate Change Act of 2008 (PCCA).  The PCCA established a Climate Change Advisory Committee to advise the DEP on the development of a Climate Change Action Plan.  In December 2009, the Advisory Committee finalized its Climate Change Action Report which identifies specific actions that could result in reducing greenhouse gas emissions by 30% by 2020.  Some of the proposed actions, such as a mandatory 5% efficiency improvement at power plants, could be technically unachievable.  To date, there have been no regulatory or legislative actions taken to implement the recommendations of the report.  In addition, legislation has been introduced and amendments filed to several bills that would, if enacted, significantly increase renewable and solar supply requirements.  It is highly unlikely that this legislation will achieve passage in the 2010 legislative session.

Eleven Western states, including Montana and certain Canadian provinces are members of the Western Climate Initiative (WCI).  The WCI has established a goal of reducing carbon dioxide emissions 15% below 2005 levels by 2020 and is currently developing greenhouse gas emission allocations, offsets, and reporting recommendations.

PPL continues to evaluate options for reducing, avoiding, off-setting or sequestering its carbon dioxide emissions.  In 2009, PPL's power plants emitted in excess of approximately 25 million tons of carbon dioxide (based on PPL's equity share of these assets).

PPL believes there are financial, regulatory and logistical uncertainties related to greenhouse gas reductions and the implementation of renewable energy mandates.  These will need to be resolved before the impact of such requirements on PPL can be meaningfully estimated.  Such uncertainties, among others, include the need to provide back-up supply to augment intermittent renewable generation, potential generation oversupply that could result from such renewable generation and back-up, impacts to PJM's capacity market and the need for substantial changes to transmission and distribution systems to accommodate renewable energy.  These uncertainties are not directly addressed by the proposed legislation.  PPL cannot predict at this time the effect on its future competitive position, results of operation, cash flows and financial position, of any greenhouse gas emissions, renewable energy mandate or other global climate change requirements that may be adopted, although the costs to implement and comply with any such requirements could be significant.

Water/Waste

Coal Combustion Residuals

In June 2010, the EPA proposed two approaches to regulating the disposal and management of coal combustion residuals (CCRs) under the Resource Conservation and Recovery Act (RCRA).  CCRs include fly ash, bottom ash and scrubber wastes.  In the one approach, the EPA would regulate CCRs as a hazardous waste under Subtitle C of RCRA.  This approach would have very significant impacts on any coal-fired plant, and would require plants to retrofit their operations to comply with full hazardous waste requirements from the generation of CCRs and associated waste waters through transportation and disposal.  This would also have a negative impact on the beneficial use of CCRs and could eliminate the current markets.  The second approach would regulate CCRs as a solid waste under Subtitle D of RCRA.  This approach would only affect disposal and most significantly affect any wet disposal operations.  Under this approach, many of the current markets for beneficial uses would not be affected.  Currently, PPL expects that only the Colstrip plant could be significantly impacted by the requirements of Subtitle D of RCRA, as its other plants beneficially re-use most of their CCRs.

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

Through September 30, 2010, PPL Energy Supply has spent $28 million for remediation and related costs and an immaterial remediation liability remained.  PPL and PPL Energy Supply cannot be certain of the outcome of the natural resource damage assessment or the associated costs, the outcome of any lawsuit that may be brought by citizens or businesses or the exact nature of any other regulatory or other legal actions that may be initiated against PPL, PPL Energy Supply or their subsidiaries as a result of the disposal basin release.

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

In 2007, six plaintiffs filed a separate lawsuit in the Montana Sixteenth Judicial District Court against the Colstrip plant owners asserting similar property damage claims as were asserted by the plaintiffs in the May 2003 complaint.  A tentative settlement agreement was reached in July 2010.  The settlement is not yet final, and may not be honored by the plaintiffs, but PPL Montana's share is not expected to be significant.

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

In October 2009, the EPA released its Final Detailed Study of the Steam Electric Power Generating effluent limitations guidelines and standards.  Final regulations are expected to be effective in 2013.  PPL expects the revised guidelines and standards to be more stringent than the current standards, which could result in more stringent discharge permit limits.

PPL has signed a Consent Order and Agreement (COA) with the Pennsylvania DEP under which it agreed, under certain conditions, to take further actions to minimize the possibility of fish kills at its Brunner Island plant.  Fish are attracted to warm water in the power plant discharge channel, especially during cold weather.  Debris at intake pumps can result in a unit trip or reduction in load, causing a sudden change in water temperature.  PPL has committed to construct a barrier to prevent debris from entering the river water intake area, pending receipt of regulatory permits, at a cost of approximately $4 million.

PPL has also investigated alternatives to exclude fish from the discharge channel and submitted three alternatives to the DEP.  According to the COA, once the cooling towers at Brunner Island become operational, PPL must implement one of these fish exclusion alternatives if a fish kill occurs in the discharge channel due to thermal impacts from the plant.  Following start-up of the cooling towers in April 2010, several hundred dead fish were found in the cooling tower intake basket although there were no sudden changes in water temperature.  In the third quarter of 2010, PPL discussed this matter with the DEP and both agreed that this condition was not one anticipated by the COA, thereby concluding it did not trigger a need to implement a fish exclusion project.  At this time, no fish exclusion project is planned.

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

(PPL and PPL Energy Supply)

Under the Pennsylvania Clean Streams Law, subsidiaries of PPL Generation are obligated to remediate acid mine drainage at former mine sites and may be required to take additional steps to prevent potential acid mine drainage at previously capped refuse piles.  One PPL Generation subsidiary is pumping mine water at two mine sites and treating water at one of these sites.  Another PPL Generation subsidiary has installed a passive wetlands treatment system at a third site.  At September 30, 2010, PPL Energy Supply had accrued a discounted liability of $25 million to cover the costs of pumping and treating groundwater at the two mine sites for 50 years and for operating and maintaining passive wetlands treatment at the third site.  PPL Energy Supply discounted this liability based on risk-free rates at the time of the mine closures.  The weighted-average rate used was 8.04%.  Expected undiscounted payments are estimated at $1 million for each of the years from 2010 through 2014, and $144 million for work after 2014.

(PPL, PPL Energy Supply and PPL Electric)

Future cleanup or remediation work at sites currently under review, or at sites not currently identified, may result in material additional operating costs for PPL subsidiaries that cannot be estimated at this time.

Electric and Magnetic Fields (PPL, PPL Energy Supply and PPL Electric)

Concerns have been expressed by some members of the public regarding potential health effects of power frequency EMFs, which are emitted by all devices carrying electricity, including electric transmission and distribution lines and substation equipment.  Government officials in the U.S. and the U.K. have reviewed this issue.  The U.S. National Institute of Environmental Health Sciences concluded in 2002 that, for most health outcomes, there is no evidence that EMFs cause adverse effects.  The agency further noted that there is some epidemiological evidence of an association with childhood leukemia, but that the evidence is difficult to interpret without supporting laboratory evidence.  The U.K. National Radiological Protection Board (part of the U.K. Health Protection Agency) concluded in 2004 that, while the research on EMFs does not provide a basis to find that EMFs cause any illness, there is a basis to consider precautionary measures beyond existing exposure guidelines.  The Stakeholder Group on Extremely Low Frequency EMF, set up by the U.K. Government, has issued two reports, one in April 2007 and one in June 2010, describing options for reducing public exposure to EMF.  The U.K. Government responded to the first report in 2009, agreeing to some of the proposals, including a proposed voluntary code to optimally phase 132 kilovolt overhead lines to reduce public exposure to EMF where it is cost effective to do so.  The U.K. Government is currently considering the second report which concentrates on EMF exposure from distribution systems.  PPL and its subsidiaries believe the current efforts to determine whether EMFs cause adverse health effects should continue and are taking steps to reduce EMFs, where practical, in the design of new transmission and distribution facilities.  PPL and its subsidiaries are unable to predict what effect, if any, the EMF issue might have on their operations and facilities either in the U.S. or the U.K., and the associated cost, or what, if any, liabilities they might incur related to the EMF issue.

Environmental Matters - WPD (PPL and PPL Energy Supply)

WPD's distribution businesses are subject to environmental regulatory and statutory requirements.  PPL believes that WPD has taken and continues to take measures to comply with the applicable laws and governmental regulations for the protection of the environment.

The U.K. Government has implemented a project to alleviate the impact of flooding on the U.K. utility infrastructure, including major electricity substations.  WPD has agreed with the Ofgem to spend $26 million on flood prevention, which will be recovered through rates during the five-year period commencing April 2010.  WPD is currently liaising on site-specific proposals with local offices of a U.K. Government agency.

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

Nuclear Insurance (PPL and PPL Energy Supply)

PPL Susquehanna is a member of certain insurance programs that provide coverage for property damage to members' nuclear generating plants.  Facilities at the Susquehanna plant are insured against property damage losses up to $2.75 billion under these programs.  PPL Susquehanna is also a member of an insurance program that provides insurance coverage for the cost of replacement power during prolonged outages of nuclear units caused by certain specified conditions.  Under the property and replacement power insurance programs, PPL Susquehanna could be assessed retroactive premiums in the event of the insurers' adverse loss experience.  At September 30, 2010, this maximum assessment was $40 million.

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

At September 30, 2010, the property, replacement power and nuclear incident insurers maintained an A.M. Best financial strength rating of A ("Excellent").

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

(PPL, PPL Energy Supply and PPL Electric)

The table below details guarantees provided as of September 30, 2010.  The total recorded liability at September 30, 2010 was $2 million and at December 31, 2009 was $3 million.  Other than as noted in the description for "WPD guarantee of pension and other obligations of unconsolidated entities," the probability of expected payment/performance under each of these guarantees is remote.

	Exposure at September 30, 2010 (a)	Expiration Date	Description
PPL
Indemnifications for sale of PPL Gas Utilities	$300
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

Nuclear claims under The Price-Anderson Act Amendments under the Energy Policy Act of 2005	235		This is the maximum amount PPL Susquehanna could be assessed for each incident at any of the nuclear reactors covered by this Act. See "Nuclear Insurance" for additional information.

Indemnifications for entities in liquidation and sales of assets	215	2010 to 2012
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

In connection with the liquidation of wholly owned subsidiaries that have been deconsolidated upon turning the entities over to the liquidators, certain affiliates of PPL Global have agreed to indemnify the liquidators, directors and/or the entities themselves for any liabilities or expenses arising during the liquidation process, including liabilities and expenses of the entities placed into liquidation.  In some cases, the indemnifications are limited to a maximum amount that is based on distributions made from the subsidiary to its parent either prior or subsequent to being placed into liquidation.  In other cases, the maximum amount of the indemnifications is not explicitly stated in the agreements.  The indemnifications generally expire two to seven years subsequent to the date of dissolution of the entities.  The exposure noted only includes those cases in which the agreements provide for a specific limit on the amount of the indemnification, and the expiration date was based on an estimate of the dissolution date of the entities. In March 2010, to enable the liquidator to declare distributions in that month, WPD agreed to indemnify the liquidator in connection with liquidations of two of its former subsidiaries that had been dormant since 2003.  The maximum exposure of such indemnification equaled $1.5 billion in distributions.  Such indemnification was released in September 2010.

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

A subsidiary of PPL Energy Supply has agreed to provide indemnification to the purchaser of the Long Island generation business for damages arising out of any breach of the representations, warranties and covenants under the related transaction agreement and for damages arising out of certain other matters, including liabilities relating to certain renewable energy facilities which were previously owned by one of the PPL subsidiaries sold in the transaction but which were unrelated to the Long Island generation business.  The indemnification provisions are subject to certain customary limitations, including thresholds for allowable claims, caps on aggregate liability, and time limitations for claims arising out of breaches of most representations and warranties.

A subsidiary of PPL Energy Supply has agreed to provide indemnification to the purchaser of the majority of its Maine hydroelectric business for damages arising out of any breach of the representations, warranties and covenants under the related transaction agreement and for damages arising out of certain other matters, including liabilities of the PPL Energy Supply subsidiary relating to the pre-closing ownership or operation of those hydroelectric facilities or relating to other assets of the PPL Energy Supply subsidiary that were not included in that sale.  The indemnification obligations are subject to certain customary limitations, including thresholds for allowable claims, caps on aggregate liability, and time limitations for claims arising out of breaches of most representations and warranties.

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

WPD guarantee of pension and other obligations of unconsolidated entities	66	2015
As a result of the privatization of the utility industry in the U.K., certain electric associations' roles and responsibilities were discontinued or modified.  As a result, certain obligations, primarily pension-related, associated with these organizations have been guaranteed by the participating members.  Costs are allocated to the members based on predetermined percentages as outlined in specific agreements.  However, if a member becomes insolvent, costs can be reallocated to and are guaranteed by the remaining members.  At September 30, 2010, WPD has recorded an estimated discounted liability based on its current allocated percentage of the total expected costs for which the expected payment/performance is probable.  Neither the expiration date nor the maximum amount of potential payments for certain obligations is explicitly stated in the related agreements.  Therefore, they have been estimated based on the types of obligations.

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

(PPL Energy Supply and PPL Electric)

PLR Contracts

PPL Electric had power purchase contracts with PPL EnergyPlus in which PPL EnergyPlus supplied PPL Electric's entire PLR load.  These contracts expired on December 31, 2009.  Under these contracts, PPL EnergyPlus provided electricity at the predetermined capped prices that PPL Electric was authorized to charge its PLR customers.  For the three and nine months ended September 30, 2009, these purchases totaled $445 million and $1.4 billion.  These purchases included nuclear decommissioning recovery and amortization of an up-front contract payment.

PPL Electric held competitive solicitations in prior years for PLR generation supply for 2010.  PPL EnergyPlus is providing a portion of this supply.  For the three and nine months ended September 30, 2010, these purchases totaled $71 million and $250 million.

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

NUG Purchases

PPL Electric has a reciprocal contract with PPL EnergyPlus to sell electricity purchased under contracts with NUGs.  PPL Electric purchases electricity from the NUGs at contractual rates and sells the electricity at the same price to PPL EnergyPlus.  For the three and nine months ended September 30, 2009, these NUG purchases totaled $19 million and $59 million.  These amounts are included in the Statements of Income as "Wholesale electric to affiliate" by PPL Electric, and as "Energy purchases from affiliate" by PPL Energy Supply.  Such amounts were not significant for the three and nine months ended September 30, 2010.  The final NUG contract will expire in 2014.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009 (a)

PPL Energy Supply	$55	$44	$170	$152
PPL Electric	36	26	101	86

(a)	Excludes allocated costs associated with the February 2009 workforce reduction. See Note 9 for additional information.

(PPL Energy Supply)

Intercompany Derivatives

In 2010 and 2009, PPL Energy Supply entered into a combination of average rate forwards and average rate options with PPL to sell British pounds sterling.  These hedging instruments have terms identical to average rate forwards and average rate options entered into by PPL with third parties to protect the translation of expected income denominated in British pounds sterling to U.S. dollars.  Gains and losses, both realized and unrealized, on these types of hedging instruments are included in "Other Income (Expense) - net" on the Statements of Income.  PPL Energy Supply recorded a net gain of $2 million for the three months ended September 30, 2009 and a net loss of $9 million for the nine months ended September 30, 2009.  Such amounts were not significant for the three and nine months ended September 30, 2010.  Contracts outstanding at September 30, 2010 hedged a total exposure of £60 million related to the translation of expected income in 2010 and 2011.  Contracts outstanding at December 31, 2009 hedged a total exposure of £48 million related to the translation of expected income in 2010.  The fair value of these positions, primarily reflected on the Balance Sheet in "Current Liabilities - Price risk management liabilities" at September 30, 2010 and in "Current Assets - Price risk management assets" at December 31, 2009, was not significant.

PPL Energy Supply is also party to forward contracts with PPL to sell British pounds sterling to protect the value of a portion of its net investment in WPD.  These hedging instruments have terms identical to forward sales contracts entered into by PPL with third parties.  The total amount of the contracts outstanding at September 30, 2010 and December 31, 2009, was £15 million and £40 million ($30 million and $78 million based on contracted rates).  The fair value of these positions at September 30, 2010 was an asset of $6 million, which is included in "Current Assets - Price risk management assets," with an offsetting after-tax amount included in the foreign currency translation adjustment component of AOCI, on the Balance Sheet.  The fair value of these positions at December 31, 2009 was an asset of $13 million, of which $8 million was in "Current Assets - Price risk management assets" and $5 million in "Other Noncurrent Assets - Price risk management assets," with an offsetting after-tax amount in the foreign currency translation adjustment component of AOCI, on the Balance Sheet.

Trademark Royalties

A PPL subsidiary owns PPL trademarks and bills certain affiliates for their use.  PPL Energy Supply was allocated $10 million and $12 million of this license fee for the three months ended September 30, 2010 and 2009, and $30 million and $34 million for the nine months ended September 30, 2010 and 2009.  These allocations are primarily included in "Other operation and maintenance" on the Statements of Income.

12.	Other Income (Expense) - net

(PPL and PPL Energy Supply)

The breakdown of "Other Income (Expense) - net" was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
PPL
Other Income
Earnings on securities in NDT funds	$4	$7	$15	$13
Interest income	3	1	4	9
Gains related to the extinguishment of notes (a)				29
Miscellaneous-Domestic	2		5	3
Miscellaneous-International			1	1
Total	9	8	25	55
Other Expense
Cash flow hedges (b)	29		29
Pending E.ON U.S. acquisition costs (Note 8)	4		11
Economic foreign currency exchange contracts	1	(2)	(1)	9
Miscellaneous-Domestic		1	3	8
Miscellaneous-International	1		1	1
Other Income (Expense) - net	$(26)	$9	$(18)	$37

PPL Energy Supply
Other Income
Earnings on securities in NDT funds	$4	$7	$15	$13
Interest income	3		3	5
Gains related to the extinguishment of notes (a)				25
Miscellaneous-Domestic	2	1	4	3
Miscellaneous-International			1	1
Total	9	8	23	47
Other Expense
Economic foreign currency exchange contracts	1	(2)	(1)	9
Miscellaneous-Domestic	2	2	5	6
Miscellaneous-International	1		1	1
Other Income (Expense) - net	$5	$8	$18	$31

(a)
In 2009, PPL Energy Supply completed tender offers to purchase up to $250 million aggregate principal amount of certain of its outstanding senior notes for $220 million, resulting in a $25 million net gain.  PPL recorded an additional net gain of $4 million as a result of reclassifying gains and losses on related cash flow hedges from AOCI into earnings.

(b)
As a result of the expected net proceeds from the anticipated sale of certain non-core generation facilities, coupled with the monetization of full-requirement sales contracts, debt that had been planned to be issued by PPL Energy Supply was no longer needed.  As a result, hedge accounting associated with interest rate swaps entered into by PPL in anticipation of a debt issuance by PPL Energy Supply was discontinued.  Associated net losses were reclassified from AOCI into earnings.

13.	Fair Value Measurements and Credit Concentration

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

Recurring Fair Value Measurements

The assets and liabilities measured at fair value were:

	September 30, 2010				December 31, 2009
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL
Assets
Cash and cash equivalents	$4,853	$4,853			$801	$801
Restricted cash and cash equivalents	51	51			129	129
Price risk management assets:
Energy commodities	3,758	3	$3,714	$41	3,354	3	$3,234	$117
Interest rate swaps	48		48		50		50
Foreign currency exchange contracts	7		7		15		15
Cross-currency swaps	60		60		12		12
Total price risk management assets	3,873	3	3,829	41	3,431	3	3,311	117
NDT funds:
Cash and cash equivalents	7	7			7	7
Equity securities:
U.S. large-cap	273	186	87		259	176	83
U.S. mid/small-cap	106	80	26		101	75	26
Debt securities:
U.S. Treasury	84	84			74	74
U.S. government sponsored agency	8		8		9		9
Municipality	67		67		65		65
Investment-grade corporate	33		33		29		29
Residential mortgage-backed securities					1		1
Receivables/payables, net	1	(1)	2		3		3
Total NDT funds	579	356	223		548	332	216
Auction rate securities	25			25	25			25
Total assets	$9,381	$5,263	$4,052	$66	$4,934	$1,265	$3,527	$142

Liabilities
Price risk management liabilities:
Energy commodities	$2,402	$2	$2,373	$27	$2,080	$2	$2,068	$10
Interest rate swaps	172		172
Foreign currency exchange contracts	1		1
Cross-currency swaps	12		12		4		4
Total price risk management liabilities	$2,587	$2	$2,558	$27	$2,084	$2	$2,072	$10

PPL Energy Supply
Assets
Cash and cash equivalents	$4,442	$4,442			$245	$245
Restricted cash and cash equivalents	35	35			111	111
Price risk management assets:
Energy commodities	3,758	3	$3,714	$41	3,354	3	$3,234	$117
Foreign currency exchange contracts	7		7		15		15
Cross-currency swaps	60		60		12		12
Total price risk management assets	3,825	3	3,781	41	3,381	3	3,261	117
NDT funds:
Cash and cash equivalents	7	7			7	7
Equity securities:
U.S. large-cap	273	186	87		259	176	83
U.S. mid/small-cap	106	80	26		101	75	26
Debt securities:
U.S. Treasury	84	84			74	74
U.S. government sponsored agency	8		8		9		9
Municipality	67		67		65		65
Investment-grade corporate	33		33		29		29
Residential mortgage-backed securities					1		1
Receivables/payables, net	1	(1)	2		3		3
Total NDT funds	579	356	223		548	332	216
Auction rate securities	20			20	20			20
Total assets	$8,901	$4,836	$4,004	$61	$4,305	$691	$3,477	$137

Liabilities
Price risk management liabilities:
Energy commodities	$2,402	$2	$2,373	$27	$2,080	$2	$2,068	$10
Foreign currency exchange contracts	1		1
Cross-currency swaps	12		12		4		4
Total price risk management liabilities	$2,415	$2	$2,386	$27	$2,084	$2	$2,072	$10

PPL Electric
Assets
Cash and cash equivalents	$297	$297	$485	$485
Restricted cash and cash equivalents	15	15	14	14
Total assets	$312	$312	$499	$499

A reconciliation of net assets and liabilities classified as Level 3 at September 30, 2010 is as follows.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended			Nine Months Ended
	Energy Commodities, net	Auction Rate Securities	Total	Energy Commodities, net	Auction Rate Securities	Total
PPL
Balance at beginning of period	$48	$25	$73	$107	$25	$132
Total realized/unrealized gains (losses)
Included in earnings	(58)		(58)	(126)		(126)
Included in OCI (a)	4		4	12		12
Purchases, sales, issuances and settlements, net	(13)		(13)	(12)		(12)
Transfers into Level 3	(13)		(13)	(15)		(15)
Transfers out of Level 3	46		46	48		48
Balance at end of period	$14	$25	$39	$14	$25	$39

PPL Energy Supply
Balance at beginning of period	$48	$20	$68	$107	$20	$127
Total realized/unrealized gains (losses)
Included in earnings	(58)		(58)	(126)		(126)
Included in OCI (a)	4		4	12		12
Purchases, sales, issuances and settlements, net	(13)		(13)	(12)		(12)
Transfers into Level 3	(13)		(13)	(15)		(15)
Transfers out of Level 3	46		46	48		48
Balance at end of period	$14	$20	$34	$14	$20	$34

(a)	Included in "Qualifying derivatives" on the Statement of Comprehensive Income.

A reconciliation of net assets and liabilities classified as Level 3 at September 30, 2009 is as follows.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three Months Ended			Nine Months Ended
	Energy Commodities, net	Auction Rate Securities	Total	Energy Commodities, net	Auction Rate Securities	Total
PPL
Balance at beginning of period	$139	$18	$157	$188	$24	$212
Total realized/unrealized gains (losses)
Included in earnings	(48)		(48)	(124)		(124)
Included in OCI (a)	2		2	5	(6)	(1)
Purchases, sales, issuances and settlements, net	13		13	98		98
Transfers into/(out of) Level 3	7		7	(54)		(54)
Balance at end of period	$113	$18	$131	$113	$18	$131

PPL Energy Supply
Balance at beginning of period	$139	$15	$154	$188	$19	$207
Total realized/unrealized gains (losses)
Included in earnings	(48)		(48)	(124)		(124)
Included in OCI (a)	2	(1)	1	5	(5)
Purchases, sales, issuances and settlements, net	13		13	98		98
Transfers into/(out of) Level 3	7		7	(54)		(54)
Balance at end of period	$113	$14	$127	$113	$14	$127
(a)	Included in "Qualifying derivatives" and "Available-for-sale securities" on the Statement of Comprehensive Income.

Net gains and losses on assets and liabilities classified as Level 3 and included in earnings for the three and nine months ended September 30, 2010 are reported in the Statement of Income as follows.

	Three Months Ended				Nine Months Ended
	Energy Commodities, net				Energy Commodities, net
	Wholesale Energy Marketing	Unregulated Retail Electric and Gas	Net Energy Trading Margins	Energy Purchases	Wholesale Energy Marketing	Unregulated Retail Electric and Gas	Net Energy Trading Margins	Energy Purchases

PPL and PPL Energy Supply
Total gains (losses) included in earnings for the period	$3	$10	$1	$(72)	$16	$22	$(1)	$(163)
Change in unrealized gains (losses) relating to positions still held at the reporting date	4	8		(3)	8	18		(5)

Net gains and losses on assets and liabilities classified as Level 3 and included in earnings for the three and nine months ended September 30, 2009 are reported in the Statement of Income as follows.

	Three Months Ended			Nine Months Ended
	Energy Commodities, net			Energy Commodities, net
	Wholesale Energy Marketing	Net Energy Trading Margins	Energy Purchases	Wholesale Energy Marketing	Net Energy Trading Margins	Energy Purchases

PPL and PPL Energy Supply
Total gains (losses) included in earnings for the period	$17	$2	$(67)	$30	$(16)	$(138)
Change in unrealized gains (losses) relating to positions still held at the reporting date	16	2	(49)	26	1	(85)

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents (PPL, PPL Energy Supply and PPL Electric)

The fair value measurements of cash and cash equivalents and restricted cash and cash equivalents are based on the amount on deposit.

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

Price Risk Management Assets/Liabilities - Interest Rate Swaps/Foreign Currency Exchange Contracts/Cross-currency Swaps

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

PPL and PPL Energy Supply generally use the market approach to measure the fair value of equity securities held in the NDT funds.

•
The fair value measurements of equity securities classified as Level 1 are based on quoted prices in active markets and are comprised of securities that are representative of the Wilshire 5000 index, which is invested in approximately 70% large-cap stocks and 30% mid/small-cap stocks.

•
Investments in commingled equity funds are classified as Level 2 and represent securities that track the S&P 500 index and the Wilshire 4500 index.  These fair value measurements are based on firm quotes of net asset values per share, which are not obtained from a quoted price in an active market.

Debt securities are generally measured using a market approach, including the use of matrix pricing.  Common inputs include reported trades, broker/dealer bid/ask prices, benchmark securities and credit valuation adjustments.  When necessary, the fair value of debt securities is measured using the income approach, which incorporates similar observable inputs as well as benchmark yields, credit valuation adjustments, reference data from market research publications, monthly payment data, collateral performance and new issue data.  The debt securities held by the NDT funds at September 30, 2010 have a weighted-average coupon of 4.55% and a weighted-average duration of five years.

PPL and PPL Energy Supply recorded impairments for certain securities invested in the NDT funds of $3 million and $18 million for the nine months ended September 30, 2010 and 2009.  These impairments are reflected on the Statements of Income in "Other-Than-Temporary Impairments."

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

At September 30, 2010 and December 31, 2009, PPL and PPL Energy Supply concluded that the fair value of these auction rate securities approximated par value, which was $25 million for PPL and $20 million for PPL Energy Supply.  At September 30, 2010, contractual maturities for these auction rate securities were a weighted average of approximately 25 years.  During the three and nine months ended September 30, 2010, PPL and PPL Energy Supply liquidated an insignificant amount of securities at par.

Nonrecurring Fair Value Measurements (PPL and PPL Energy Supply)

		Fair Value Measurements Using
	Carrying Value (a)	Level 2	Level 3	Loss (b)
Sulfur dioxide emission allowances (c):
September 30, 2010	$6		$2	$4
June 30, 2010	11		3	8
March 31, 2010	13		10	3
March 31, 2009	45		15	30
Certain non-core generation facilities:
September 30, 2010	473	$381		96
Long Island generation business:
September 30, 2009	137	133		5
June 30, 2009	189	138		52

(a)	Represents carrying value before fair value measurement.
(b)
Losses on sulfur dioxide emission allowances were recorded in the Supply segment and included in "Other operation and maintenance" on the Statements of Income.  Losses on certain non-core generation facilities and the Long Island generation business were recorded in the Supply segment and included in "Loss from Discontinued Operations (net of income taxes)" on the Statements of Income.

(c)	Current and long-term sulfur dioxide emission allowances are included in "Other intangibles" in their respective areas on the Balance Sheet.

Sulfur Dioxide Emission Allowances

Due to declines in market prices in 2010 and 2009, PPL Energy Supply assessed the recoverability of sulfur dioxide emission allowances not expected to be consumed.  When available, observable market prices were used to value the sulfur dioxide emission allowances.  When observable market prices were not available, fair value was modeled using prices from observable transactions and appropriate discount rates.  The modeled values were significant to the overall fair value measurement.

Certain Non-Core Generation Facilities

Certain non-core generation facilities met the held for sale criteria at September 30, 2010.  As a result, net assets held for sale were written down to their estimated fair value less cost to sell.  The fair value in the table above excludes $4 million of estimated costs to sell and was based on the negotiated sales price (achieved through an active auction process).  See Note 8 for additional information on the anticipated sale.

Long Island Generation Business

The Long Island generation business met the held for sale criteria at June 30, 2009.  As a result, net assets held for sale were written down to their estimated fair value less cost to sell.  The fair value in the table above excludes $1 million of estimated costs to sell and was based on the negotiated sales price (achieved through an active auction process).  See Note 8 for additional information on the completed sale.

Financial Instruments Not Recorded at Fair Value

(PPL, PPL Energy Supply and PPL Electric)

NPNS

PPL and PPL Energy Supply enter into full-requirement sales contracts, power purchase agreements and certain retail energy and physical capacity contracts that range in maturity through 2023 and qualify for NPNS.  PPL Electric also enters into contracts that qualify for NPNS.  See "Energy Purchase Commitments" in Note 10 for information about PPL Electric's competitive solicitations.  All of these contracts are accounted for using accrual accounting; therefore, there were no amounts recorded on the Balance Sheets at September 30, 2010 and December 31, 2009.  The estimated fair value of these contracts, calculated using similar inputs and valuation techniques as those described above within "Price Risk Management Assets/Liabilities - Energy Commodities," was:

	Net Asset (Liability)
	September 30, 2010	December 31, 2009

PPL	$254	$122
PPL Energy Supply	373	334
PPL Electric	(121)	(216)

Other

The carrying amounts of contract adjustment payments related to the Purchase Contract component of the Equity Units and long-term debt on the Balance Sheets and their estimated fair value are set forth below.  The fair value of these instruments was estimated using an income approach by discounting future cash flows at estimated current cost of funding rates.

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
PPL
Contract adjustment payments (a)	$159	$161
Long-term debt	8,839	9,684	$7,143	$7,280
PPL Energy Supply
Long-term debt	5,562	6,182	5,031	5,180
PPL Electric
Long-term debt	1,472	1,720	1,472	1,567

(a)	Reflected in current and long-term other liabilities on the balance sheet. See Note 7 for additional information.

(PPL and PPL Energy Supply)

The carrying value of "Short-term debt" at September 30, 2010 and December 31, 2009 on the Balance Sheets represented or approximated fair value due to the liquid nature of the instruments or variable interest rates associated with the financial instruments.

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

(PPL)

At September 30, 2010, PPL had credit exposure of $3.9 billion to energy trading partners, excluding the effects of netting arrangements and collateral.  As a result of netting arrangements and collateral, PPL's credit exposure was reduced to $1.0 billion.  One of the counterparties accounted for 13% of this exposure, and no other individual counterparty accounted for more than 12% of the exposure.  Ten counterparties accounted for $569 million, or 57%, of the net exposure.  Nine of these counterparties had an investment grade credit rating from S&P and accounted for 94% of the top ten exposure.  The remaining counterparty has not been rated by S&P, but is current on its obligations.

(PPL Energy Supply)

At September 30, 2010, PPL Energy Supply had credit exposure of $3.9 billion to energy trading partners, excluding exposure from related parties and the effects of netting arrangements and collateral.  As a result of netting arrangements and collateral, this credit exposure was reduced to $1.0 billion.  One of the counterparties accounted for 13% of this exposure, and no other individual counterparty accounted for more than 12% of the exposure.  Ten counterparties accounted for $569 million, or 57%, of the net exposure.  Nine of these counterparties had an investment grade credit rating from S&P and accounted for 94% of the top ten exposure.  The remaining counterparty has not been rated by S&P, but is current on its obligations.

At September 30, 2010, PPL Energy Supply's credit exposure under certain energy supply contracts to PPL Electric was $47 million.  Netting arrangements had an insignificant change on this credit exposure.

(PPL Electric)

At September 30, 2010, PPL Electric had no credit exposure under energy supply contracts (including its supply contracts with its affiliate PPL EnergyPlus).

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

PPL's and PPL Energy Supply's obligation to return counterparty cash collateral under master netting arrangements was $521 million and $355 million at September 30, 2010 and December 31, 2009.

PPL Electric had no obligation to return cash collateral under master netting arrangements at September 30, 2010 and December 31, 2009.

At September 30, 2010 and December 31, 2009, PPL Electric had not posted any cash collateral under master netting arrangements.  PPL and PPL Energy Supply had posted an insignificant amount of cash collateral under master netting arrangements at September 30, 2010 and December 31, 2009.

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

The decision in late June to monetize these contracts triggered certain accounting for the second quarter of 2010:

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

•
At June 30, 2010, PPL Energy Supply could no longer assert that it was probable that any contracts with these counterparties would result in physical delivery.  Therefore, the fair value of the NPNS contracts of $66 million was recorded on the Balance Sheet in "Price risk management assets," with a corresponding gain to "Wholesale energy marketing - Unrealized economic activity" on the Statement of Income.  Of this amount, $16 million was related to full-requirement sales contracts that have not been monetized.  The corresponding cash flow hedges were dedesignated and all amounts previously recorded in AOCI were reclassified to earnings.  This resulted in a pre-tax reclassification of $(87) million of losses from AOCI into "Energy purchases - Unrealized economic activity" on the Statement of Income.  An additional charge of $(23) million was also recorded at June 30, 2010 in "Wholesale energy marketing - Unrealized economic activity" on the Statement of Income to reflect the fair value of the sales contracts previously accounted for as economic activity.

•
The net result of these transactions, excluding the full-requirement sales contracts that have not been monetized, was a loss of $(60) million, or $(36) million after tax, for the three months ended June 30, 2010.  Upon monetization in the third quarter of 2010, the loss on the full-requirement sales contracts was reclassified from "Wholesale energy marketing - Unrealized economic activity" to "Wholesale energy marketing - Realized" on the Statement of Income.

In late July 2010, PPL Energy Supply again monetized certain full-requirement sales contracts that resulted in additional cash proceeds of $93 million.  The monetization in late July triggered certain accounting that impacted the third quarter of 2010.

•
These sales contracts had previously been accounted for as NPNS and received accrual accounting treatment.  The related purchases to supply these sales contracts were accounted for as cash flow hedges, with the effective portion of the change in fair value being recorded in AOCI and the ineffective portion recorded in "Energy purchases - Unrealized economic activity" on the Statement of Income.

•
The $93 million received from the monetization of the NPNS contracts was recorded as a gain to "Wholesale energy marketing - Realized" on the Statement of Income.  The corresponding cash flow hedges were dedesignated and all amounts previously recorded in AOCI were reclassified to earnings.  This resulted in a pre-tax reclassification of $(61) million of losses from AOCI into "Energy purchases - Unrealized economic activity" on the Statement of Income.

•	The net result of these transactions was a gain of $32 million, or $19 million after tax, for the three months ended September 30, 2010.

The proceeds of $249 million from these monetizations are reflected in the Statement of Cash Flows as a component of "Net cash provided by operating activities."

Cash Flow Hedges

Many derivative contracts have qualified for hedge accounting so that the effective portion of a derivative's gain or loss is deferred in AOCI and reclassified into earnings when the forecasted transaction occurs.  The cash flow hedges that existed at September 30, 2010 range in maturity through 2015.  At September 30, 2010, the accumulated net unrealized after-tax gains that are expected to be reclassified into earnings during the next 12 months were $390 million for PPL and PPL Energy Supply.  Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time periods and any amounts previously recorded in AOCI are reclassified into earnings.  For the three and nine months ended September 30, 2010, such reclassifications were after-tax losses of $(36) million and $(89) million, primarily due to the monetization of certain full-requirement sales contracts, for which the associated hedges are no longer required, as discussed above.  For the three and nine months ended September 30, 2009, such reclassifications were insignificant and gains of $4 million.

For the three months ended September 30, 2010 and 2009, hedge ineffectiveness associated with energy derivatives was after-tax gains of $8 million and $3 million.  For the nine months ended September 30, 2010 and 2009, hedge ineffectiveness associated with energy derivatives was after-tax gains (losses) of $(16) million and $58 million.

In addition, when cash flow hedge positions fail hedge effectiveness testing, hedge accounting is not permitted in the quarter in which this occurs and, accordingly, the entire change in fair value for the periods that failed is recorded to the income statement.  Certain cash flow hedge positions failed effectiveness testing during 2008 and the first quarter of 2009.  However, these positions were not dedesignated as hedges, as prospective regression analysis demonstrated that these hedges were expected to be highly effective over their term.  During the second quarter of 2009, fewer power and gas cash flow hedges failed hedge effectiveness testing as compared to the previous three quarters and thus a portion of the previously recognized unrealized gains associated with these hedges were reversed.  During the three and nine months ended September 30, 2009, after-tax losses of $(74) million and $(166) million were recognized in earnings as a result of these reversals.  During the first quarter of 2010, after-tax losses of $(82) million were recognized in earnings as a result of these reversals continuing.  Effective April 1, 2010, clarifying accounting guidance was issued that precludes the reversal of previously recognized gains/losses resulting from hedge failures.  See Note 2 for more information on this accounting change and its impact on PPL.

Economic Activity

Certain derivative contracts economically hedge the price and volumetric risk associated with electricity, gas, oil and other commodities but do not receive hedge accounting treatment.  These derivatives hedge a portion of the economic value of PPL Energy Supply's generation assets and full-requirement and retail contracts, which are subject to changes in fair value due to market price volatility and volume expectations.  Additionally, economic activity includes the ineffective portion of qualifying cash flow hedges, including the entire change in fair value of certain cash flow hedges that fail retrospective effectiveness testing (see "Cash Flow Hedges" above).  The derivative contracts that existed at September 30, 2010 range in maturity through 2017.

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

Unrealized activity associated with monetizing certain full-requirement sales contracts was also included in economic activity during the second and third quarters of 2010.  All transactions that previously had been considered cash flow hedges related to these full-requirement sales contracts, but no longer qualify as cash flow hedges, have been classified as economic activity at September 30, 2010.

The unrealized gains (losses) for economic activity are as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Operating Revenues
Unregulated retail electric and gas	$8		$16	$2
Wholesale energy marketing	52	$(307)	(190)	(67)
Operating Expenses
Fuel	16	7	13	35
Energy purchases (a)	(300)	79	(418)	(255)

(a)
During the second quarter of 2010, PPL Energy Supply corrected an error relating to the fair value of a capacity contract (classified as economic activity) due to the use of an incorrect forward capacity curve.  PPL Energy Supply's energy purchases were understated for the year ended December 31, 2009 and the first quarter of 2010 by an unrealized amount of $35 million ($20 million after tax or $0.05 per share, basic and diluted, for PPL) and $5 million ($3 million after tax or $0.01 per share, basic and diluted, for PPL).  Management concluded that the impacts were not material to the financial statements of PPL and PPL Energy Supply for the year ended December 31, 2009 or the first quarter of 2010, and are not expected to be material to the financial statements for the full year 2010.

The net gains (losses) recorded in "Wholesale energy marketing" resulted primarily from certain full-requirement sales contracts for which PPL Energy Supply did not elect NPNS, from hedge ineffectiveness, including hedges that failed effectiveness testing, as discussed in "Cash Flow Hedges" above, and from the monetization of certain full-requirement sales contracts.  The net gains (losses) recorded in "Energy purchases" resulted primarily from certain purchase contracts to supply the full-requirement sales contracts noted above for which PPL Energy Supply did not elect hedge treatment, from hedge ineffectiveness, including hedges that failed effectiveness testing, and from purchase contracts that no longer hedge the full-requirement sales contracts that have been monetized as discussed above in "Monetization of Certain Full-Requirement Sales Contracts."

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

2010 (a)	2011 (b)	2012 (b)
13,591	51,435	54,675

(a)	Represents expected sales from October 1, 2010 to December 31, 2010.
(b)	Excludes expected sales from the Safe Harbor hydroelectric facility that has been classified as held for sale. See Note 8 for additional information.

The following table presents the percentage of expected baseload generation sales shown above that has been sold forward under fixed-price contracts and the related percentage of fuel that has been purchased or committed at September 30, 2010.

	Derivative	Total Power	Fuel Purchases (d)
Year	Sales (a) (b)	Sales (c)	Coal	Nuclear

2010 (e)	88%	99%	100%	100%
2011	83%	92%	99%	100%
2012	59%	68%	96%	100%

(a)
Excludes non-derivative contracts and contracts that qualify for NPNS.  Volumes for option contracts factor in the probability of an option being exercised and may be less than the notional amount of the option.

(b)	Volumes for derivative sales contracts that deliver between 2013 and 2015 are 5,370 GWh.
(c)	Amount represents derivative and non-derivative contracts. Volumes for option contracts factor in the probability of an option being exercised and may be less than the notional amount of the option.
(d)	Coal and nuclear contracts receive accrual accounting treatment, as they are not derivative contracts. Percentages are based on both fixed- and variable-priced contracts.
(e)	Represents the time period from October 1, 2010 to December 31, 2010.

In addition to the fuel purchases above, PPL Energy Supply attempts to economically hedge the fuel price risk that is within its fuel-related contracts and coal transportation contracts, which are tied to changes in crude oil or diesel prices.  The following table presents the volumes (in thousands of barrels) of derivative contracts used in support of this strategy at September 30, 2010.

Contract Type	2010 (a)	2011	2012

Oil Swaps (b)	114	540	623

(a)	Represents the time period from October 1, 2010 to December 31, 2010.
(b)	Net volumes that deliver in 2013 are 300 thousand barrels.

Optimization of Intermediate and Peaking Generation

In addition to its baseload generation activities, PPL Energy Supply attempts to optimize the overall value of its intermediate and peaking fleet, which includes 4,349 MW of gas and oil-fired generation.  The following table presents the volumes of derivative contracts used in support of this strategy at September 30, 2010.

	Units	2010 (a)	2011

Net Power Sales:
Options (b)	GWh	(152)	(16)
Non-option contracts (c)	GWh	(881)	(743)

Net Power/Fuel Purchases:
Non-option contracts	Bcf	7.1	5.4

(a)	Represents the time period from October 1, 2010 to December 31, 2010.
(b)	Volumes for option contracts factor in the probability of an option being exercised and may be less than the notional amount of the option.
(c)	Included in these volumes are exercised option contracts that converted to non-option derivative contracts.

Marketing Activities

PPL Energy Supply's marketing portfolio is comprised of full-requirement sales contracts and their related supply contracts, retail gas and electricity sales contracts and other marketing activities.  The full-requirement sales contracts and their related supply contracts make up a significant component of the marketing portfolio.  The obligations under the full-requirement sales contracts include supplying a bundled product of energy, capacity, RECs, and other ancillary products.  The full-requirement sales contracts PPL Energy Supply is awarded do not provide for specific levels of load, and actual load could vary significantly from forecasted amounts.  PPL Energy Supply uses a variety of strategies to hedge its full-requirement sales contracts, including purchasing energy at a liquid trading hub or directly at the load delivery zone, purchasing capacity and RECs in the market and supplying the energy, capacity and RECs with its generation.  RECs are not derivatives and are excluded from the table below.  The following table presents the volumes of (sales)/purchase contracts, excluding FTRs, basis and capacity contracts, used in support of these activities at September 30, 2010.

	Units	2010 (a)	2011	2012

Energy sales contracts (b) (c)	GWh	(4,186)	(11,604)	(6,837)
Related energy supply contracts (c):
Energy purchases	GWh	3,022	6,837	3,186
Volumetric hedges (d)	GWh	(190)	38	(72)
Generation Supply	GWh	778	2,690	3,150
Retail gas sales contracts	Bcf	(1.4)	(4.9)	(5.0)
Retail gas purchase contracts	Bcf	1.4	4.9	5.0

(a)	Represents the time period from October 1, 2010 to December 31, 2010.
(b)
The majority of PPL Energy Supply's full-requirement sales contracts receive accrual accounting as they qualify for NPNS or are not derivative contracts.  Also included in these volumes are the sales from PPL EnergyPlus to PPL Electric to supply PPL Electric's 2010 - 2012 PLR load obligation.

(c)	Net volumes for derivative contracts, excluding contracts that qualify for NPNS, that deliver between 2013 and 2015 are 113 GWh.
(d)
PPL Energy Supply uses power and gas options, swaps and futures to hedge the volumetric risk associated with full-requirement sales contracts since the demand for power varies hourly.  Volumes for option contracts factor in the probability of an option being exercised and may be less than the notional amount of the option.

FTRs and Other Basis Positions

PPL Energy Supply buys and sells FTRs and other basis positions to mitigate the basis risk between delivery points related to the sales of its generation, the supply of its full-requirement sales contracts and retail contracts, as well as for proprietary trading purposes.  The following table presents the volumes of derivative FTR and basis (sales)/purchase contracts at September 30, 2010.

Commodity	Units	2010 (a)	2011	2012

FTRs	GWh	15,685	25,770
Power Basis Positions (b)	GWh	(6,291)	(3,983)	(73)
Gas Basis Positions (c)	Bcf	11.2	11.0	3.2

(a)	Represents the time period from October 1, 2010 to December 31, 2010.
(b)	Net volumes that deliver in 2013 are (216) GWh.
(c)	Net volumes that deliver between 2013 and 2014 are (0.6) Bcf.

Capacity Positions

PPL Energy Supply buys and sells capacity related to the sales of its generation and the supply of its full-requirement sales contracts, as well as for proprietary trading purposes.  The following table presents the volumes of derivative capacity (sales)/purchase contracts at September 30, 2010.

Commodity	Units	2010 (a)	2011	2012

Capacity (b)	MW-months	(2,537)	(3,496)	(177)

(a)	Represents the time period from October 1, 2010 to December 31, 2010.
(b)	Net volumes that deliver between 2013 and 2016 are (358) MW-months.

Proprietary Trading Activity

At September 30, 2010, PPL Energy Supply's proprietary trading positions, excluding FTR, basis and capacity contract activity that has already been included in the tables above, were not significant.

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

Cash Flow Hedges

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings.  PPL and PPL Energy Supply may enter into financial interest rate swap contracts that qualify as cash flow hedges to hedge floating interest rate risk associated with both existing and anticipated debt issuances.  For PPL, these interest rate swap contracts range in maturity through 2041 and had a notional value of $2.6 billion at September 30, 2010.  For the three months ended September 30, 2010 and 2009, no amounts were recorded related to ineffectiveness.  For the nine months ended September 30, 2010 and 2009, hedge ineffectiveness associated with these derivatives was not significant.  PPL Energy Supply did not hold any such contracts at September 30, 2010.

In anticipation of debt issuances that occurred in March 2010, WPD (South West) and WPD (South Wales) entered into forward starting interest rate swaps to hedge the change in benchmark interest rates up through the date of the debt issuances.  See Note 7 for information on the debt issued.  For the nine months ended September 30, 2010, WPD (South Wales) recorded hedge ineffectiveness of $3 million in "Interest Expense" on the Statement of Income related to the forward-starting interest rate swaps.

WPDH Limited holds a net notional position in cross-currency swaps totaling $302 million to hedge the interest payments and principal of its U.S. dollar-denominated senior notes with maturity dates ranging from December 2017 to December 2028.  For the three and nine months ended September 30, 2010 and 2009, no amounts were recorded related to hedge ineffectiveness.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time periods and any amounts previously recorded in AOCI are reclassified to earnings.  As a result of the expected net proceeds from the anticipated sale of certain non-core generation facilities, coupled with the monetization of certain full-requirement sales contracts, debt that had been planned to be issued by PPL Energy Supply in 2010 was no longer needed.  As a result, hedge accounting associated with interest rate swaps entered into by PPL in anticipation of a debt issuance by PPL Energy Supply was discontinued.  Net losses of $(29) million, or $(19) million after tax, were reclassified for the three and nine months ended September 30, 2010.  For the nine months ended September 30, 2009, PPL reclassified a net after-tax gain of $2 million.  PPL had no such reclassifications for the three months ended September 30, 2009.  PPL Energy Supply had no such reclassifications for the three and nine months ended September 30, 2010 and 2009.

At September 30, 2010, the accumulated net unrealized after-tax losses on qualifying derivatives that are expected to be reclassified into earnings during the next 12 months were $12 million for PPL and $4 million for PPL Energy Supply.  Amounts are reclassified as the hedged interest payments are made.

Fair Value Hedges

PPL and PPL Energy Supply are exposed to changes in the fair value of their domestic and international debt portfolios.  To manage this risk, PPL and PPL Energy Supply may enter into financial contracts to hedge fluctuations in the fair value of existing debt due to changes in benchmark interest rates.  Amounts recognized in income include changes in the fair value of the derivative and related debt, and the amortization of gains and losses on previously closed out hedges.  At September 30, 2010, PPL held contracts that range in maturity through 2047 and had a notional value of $749 million.  PPL Energy Supply did not hold any such contracts at September 30, 2010.  PPL and PPL Energy Supply did not recognize any gains or losses resulting from the ineffective portion of fair value hedges or from a portion of the hedging instrument being excluded from the assessment of hedge effectiveness for the three and nine months ended September 30, 2010 and 2009.  PPL and PPL Energy Supply did not recognize any gains or losses from hedges of debt that no longer qualified as fair value hedges for the three and nine months ended September 30, 2010 and 2009.

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

Cash Flow Hedges

PPL and PPL Energy Supply may enter into foreign currency derivatives associated with foreign currency-denominated debt and the exchange rate associated with firm commitments denominated in foreign currencies; however, at September 30, 2010, there were no existing contracts of this nature.  Amounts previously classified in AOCI are reclassified as the hedged interest payments are made and as the related equipment is depreciated.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time periods and any amounts previously recorded in AOCI are reclassified to earnings.  There were no such reclassifications for the three and nine months ended September 30, 2010 and 2009.

Fair Value Hedges

PPL and PPL Energy Supply enter into foreign currency forward contracts to hedge the exchange rates associated with firm commitments denominated in foreign currencies; however, at September 30, 2010, there were no existing contracts of this nature.  PPL and PPL Energy Supply did not recognize any gains or losses resulting from the ineffective portion of fair value hedges or from a portion of the hedging instrument being excluded from the assessment of hedge effectiveness for the three and nine months ended September 30, 2010 and 2009.  Additionally, PPL and PPL Energy Supply did not recognize any gains or losses resulting from hedges of firm commitments that no longer qualified as fair value hedges for the three and nine months ended September 30, 2010 and 2009.

Net Investment Hedges

PPL and PPL Energy Supply may enter into foreign currency contracts to protect the value of a portion of their net investment in WPD.  The total notional amount of the contracts outstanding at September 30, 2010 was £15 million (approximately $30 million based on contracted rates).  The settlement dates of these contracts range from March 2011 through June 2011.  At September 30, 2010, the fair value of these positions was a net asset of $6 million.  For the nine months ended September 30, 2010, PPL and PPL Energy Supply recognized net investment hedge gains, after tax, of $4 million in the foreign currency translation adjustment component of OCI.  PPL and PPL Energy Supply recorded an insignificant amount for the three months ended September 30, 2010.  For the three and nine months ended  September 30, 2009, PPL and PPL Energy Supply recognized net investment hedge gains (losses), after tax, of $2 million and $(5) million in the foreign currency translation adjustment component of OCI.  At September 30, 2010, PPL and PPL Energy Supply had $14 million of accumulated net investment hedge gains, after tax, that were included in the foreign currency translation adjustment component of AOCI compared with $11 million of gains at December 31, 2009.  See Note 11 for additional information.

Economic Activity

PPL and PPL Energy Supply may enter into foreign currency contracts as an economic hedge of anticipated earnings denominated in British pounds sterling.  At September 30, 2010, the total exposure hedged through a combination of average rate forwards and average rate options was £60 million and the fair value of these positions was insignificant.  These contracts had termination dates ranging from October 2010 to March 2011.  Gains and losses, both realized and unrealized, on these contracts are included in "Other Income (Expense) - net" on the Statements of Income.  PPL and PPL Energy Supply recorded net gains (losses) of $2 million and $(9) million for the three and nine months ended September 30, 2009.  Such amounts for the three and nine months ended September 30, 2010 were insignificant.  See Note 11 for additional information.

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

(PPL)

The following tables present the fair value and location of derivative instruments recorded on the Balance Sheets.

	September 30, 2010				December 31, 2009
	Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments (a)		Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments (a)
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management Assets/Liabilities (b):
Interest rate swaps	$10	$145			$10
Cross-currency swaps	4	12			1	$4
Foreign currency exchange contracts	6		$1	$1	8		$2
Commodity contracts	785	38	1,445	1,552	741	219	1,395	$1,279
Total current	805	195	1,446	1,553	760	223	1,397	1,279
Noncurrent:
Price Risk Management Assets/Liabilities (b):
Interest rate swaps	38	27			40
Cross-currency swaps	56				11
Foreign currency exchange contracts					5
Commodity contracts	738	10	790	802	578	118	640	464
Total noncurrent	832	37	790	802	634	118	640	464
Total derivatives	$1,637	$232	$2,236	$2,355	$1,394	$341	$2,037	$1,743

(a)	$354 million and $375 million of net gains associated with derivatives that were no longer designated as hedging instruments are recorded in AOCI at September 30, 2010 and December 31, 2009.
(b)	Represents the location on the Balance Sheet.

The after-tax balances of accumulated net gains (excluding net investment hedges) in AOCI were $921 million and $602 million at September 30, 2010 and December 31, 2009.  The after-tax balances of accumulated net gains (losses) (excluding net investment hedges) in AOCI were $452 million and $(21) million at September 30, 2009 and December 31, 2008.

The following tables present the pre-tax effect of derivative instruments recognized in income or OCI for the three and nine months ended September 30, 2010.

			Gain (Loss) Recognized in Income on Derivative		Gain (Loss) Recognized in Income on Related Item
Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Location of Gains (Losses) Recognized in Income	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended

Interest rate swaps	Fixed rate debt	Interest expense	$12	$46	$(1)	$(14)

				Three Months Ended		Nine Months Ended
Derivative Relationships	Derivative Gain (Loss) Recognized in OCI (Effective Portion)		Location of Gains (Losses) Recognized in Income	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended	Nine Months Ended
Cash Flow Hedges:
Interest rate swaps	$(124)	$(225)	Interest expense	$(1)		$(2)
			Other income (expense) - net	(30)		(30)
Cross-currency swaps	(6)	40	Interest expense	1		2
			Other income (expense) - net	(19)		19
Commodity contracts	360	789	Wholesale energy marketing	93	$(8)	469	$(173)
			Fuel	1		2
			Depreciation	1		2
			Energy purchases	(87)	20	(398)	2
Total	$230	$604		$(41)	$12	$64	$(171)
Net Investment Hedges:
Foreign exchange contracts	$(1)	$4

Derivatives Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended	Nine Months Ended

Foreign exchange contracts	Other income (expense) - net	$(1)	$1
Commodity contracts	Unregulated retail electric and gas	10	22
	Wholesale energy marketing	61	384
	Net energy trading margins (a)	(11)
	Fuel	10	(2)
	Energy purchases	(378)	(873)
	Total	$(309)	$(468)

(a)	Differs from statement of income due to intra-month transactions that PPL defines as spot activity, which is not accounted for as a derivative.

The following tables present the pre-tax effect of derivative instruments recognized in income or OCI for the three and nine months ended September 30, 2009.

			Gain (Loss) Recognized in Income on Derivative		Gain (Loss) Recognized in Income on Related Item
Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Location of Gains (Losses) Recognized in Income	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended

Interest rate swaps	Fixed rate debt	Interest expense	$18	$13	$(7)	$16

				Three Months Ended		Nine Months Ended
Derivative Relationships	Derivative Gain (Loss) Recognized in OCI (Effective Portion)		Location of Gains (Losses) Recognized in Income	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended	Nine Months Ended
Cash Flow Hedges:
Interest rate swaps	$(3)	$40	Interest expense	$(1)		$(3)
			Other income (expense) - net			4
Cross-currency swaps	(4)	(43)	Interest expense	1		2
			Other income (expense) - net	(3)		(18)
Commodity contracts	162	626	Wholesale energy marketing	142	$(121)	286	$(185)
			Fuel	(7)		(17)	2
			Depreciation			1
			Energy purchases	(224)	1	(447)	(4)
Total	$155	$623		$(92)	$(120)	$(192)	$(187)
Net Investment Hedges:
Foreign exchange contracts	$3	$(8)

Derivatives Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended	Nine Months Ended

Foreign exchange contracts	Other income (expense) - net	$2	$(9)
Commodity contracts	Unregulated retail electric and gas	1	7
	Wholesale energy marketing	79	579
	Net energy trading margins (a)	4
	Fuel	(2)	3
	Energy purchases	(158)	(800)
	Total	$(74)	$(220)

(a)	Differs from statement of income due to intra-month transactions that PPL defines as spot activity, which is not accounted for as a derivative.

(PPL Energy Supply)

The following tables present the fair value and location of derivative instruments recorded on the Balance Sheets.

	September 30, 2010				December 31, 2009
	Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments (a)		Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments (a)
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management Assets/Liabilities (b):
Cross-currency swaps	$4	$12			$1	$4
Foreign currency exchange contracts	6		$1	$1	8		$2
Commodity contracts	785	38	1,445	1,552	741	219	1,395	$1,279
Total current	795	50	1,446	1,553	750	223	1,397	1,279
Noncurrent:
Price Risk Management Assets/Liabilities (b):
Cross-currency swaps	56				11
Foreign currency exchange contracts					5
Commodity contracts	738	10	790	802	578	118	640	464
Total noncurrent	794	10	790	802	594	118	640	464
Total derivatives	$1,589	$60	$2,236	$2,355	$1,344	$341	$2,037	$1,743

(a)	$354 million and $375 million of net gains associated with derivatives that were no longer designated as hedging instruments are recorded in AOCI at September 30, 2010 and December 31, 2009.
(b)	Represents the location on the balance sheet.

The after-tax balances of accumulated net gains (excluding net investment hedges) in AOCI were $1.0 billion and $573 million at September 30, 2010 and December 31, 2009.  The after-tax balances of accumulated net gains (losses) (excluding net investment hedges) in AOCI were $438 million and $(12) million at September 30, 2009 and December 31, 2008.

The following tables present the pre-tax effect of derivative instruments recognized in income or OCI for the three and nine months ended September 30, 2010.

			Gain (Loss) Recognized in Income on Derivative		Gain (Loss) Recognized in Income on Related Item
Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Location of Gains (Losses) Recognized in Income	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended

Interest rate swaps	Fixed rate debt	Interest expense			$1	$1

				Three Months Ended		Nine Months Ended
Derivative Relationships	Derivative Gain (Loss) Recognized in OCI (Effective Portion)		Location of Gains (Losses) Recognized in Income	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended	Nine Months Ended
Cash Flow Hedges:
Cross-currency swaps	$(6)	$40	Interest expense	$1		$2
			Other income (expense) - net	(19)		19
Commodity contracts	360	789	Wholesale energy marketing	93	$(8)	469	$(173)
			Fuel	1		2
			Depreciation			1
			Energy purchases	(87)	20	(398)	2
Total	$354	$829		$(11)	$12	$95	$(171)
Net Investment Hedges:
Foreign exchange contracts	$(1)	$4

Derivatives Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended	Nine Months Ended

Foreign exchange contracts	Other income (expense) - net	$(1)	$1
Commodity contracts	Unregulated retail electric and gas	10	22
	Wholesale energy marketing	61	384
	Net energy trading margins (a)	(11)
	Fuel	10	(2)
	Energy purchases	(378)	(873)
	Total	$(309)	$(468)

(a)	Differs from statement of income due to intra-month transactions that PPL Energy Supply defines as spot activity, which is not accounted for as a derivative.

The following tables present the pre-tax effect of derivative instruments recognized in income or OCI for the three and nine months ended September 30, 2009.

			Gain (Loss) Recognized in Income on Derivative		Gain (Loss) Recognized in Income on Related Item
Derivatives in Fair Value Hedging Relationships	Hedged Items in Fair Value Hedging Relationships	Location of Gains (Losses) Recognized in Income	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended

Interest rate swaps	Fixed rate debt	Interest expense			$1	$1

				Three Months Ended		Nine Months Ended
Derivative Relationships	Derivative Gain (Loss) Recognized in OCI (Effective Portion)		Location of Gains (Losses) Recognized in Income	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended	Nine Months Ended
Cash Flow Hedges:
Cross-currency swaps	$(4)	$(43)	Interest expense	$1		$2
			Other income (expense) - net	(3)		(18)
Commodity contracts	162	626	Wholesale energy marketing	142	$(121)	286	$(185)
			Fuel	(7)		(17)	2
			Depreciation			1
			Energy purchases	(224)	1	(447)	(4)
Total	$158	$583		$(91)	$(120)	$(193)	$(187)
Net Investment Hedges:
Foreign exchange contracts	$3	$(8)

Derivatives Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized in Income on Derivatives	Three Months Ended	Nine Months Ended

Foreign exchange contracts	Other income (expense) - net	$2	$(9)
Commodity contracts	Unregulated retail electric and gas	1	7
	Wholesale energy marketing	79	579
	Net energy trading margins (a)	4
	Fuel	(2)	3
	Energy purchases	(158)	(800)
	Total	$(74)	$(220)

(a)	Differs from statement of income due to intra-month transactions that PPL Energy Supply defines as spot activity, which is not accounted for as a derivative.

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

To determine net liability positions, PPL and PPL Energy Supply use the fair value of each contract.  The aggregate fair value of all derivative instruments with the credit contingent provisions described above that were in a net liability position at September 30, 2010 was $193 million for PPL and $101 million for PPL Energy Supply, of which both had posted collateral of $54 million in the normal course of business.  At September 30, 2010, if the credit contingent provisions underlying these derivative instruments were triggered due to a credit downgrade below investment grade, PPL and PPL Energy Supply would have been required to post additional collateral of $278 million and $187 million to their counterparties, net of applicable receivables and payables.

15.	Goodwill

(PPL and PPL Energy Supply)

The changes in the carrying amounts of goodwill by segment were:

	Supply	International Delivery	Total

Balance at December 31, 2009 (a)	$91	$715	$806
Allocation to discontinued operations (b)	(5)		(5)
Effect of foreign currency exchange rates		(45)	(45)
Balance at September 30, 2010 (a)	$86	$670	$756

(a)	There were no accumulated impairment losses recorded.
(b)	Represents goodwill allocated to certain non-core generation facilities. See Note 8 for additional information related to the anticipated sales of these facilities.

16.	Asset Retirement Obligations

(PPL and PPL Energy Supply)

The changes in the carrying amounts of AROs were as follows.

Balance at December 31, 2009	$426
Liabilities incurred	2
Accretion expense	25
Changes in estimated cash flow or settlement date	(100)
Obligations settled	(12)
Balance at September 30, 2010	$341

The classification of AROs on the Balance Sheets was as follows.

	September 30, 2010	December 31, 2009

Current portion (a)	$15	$10
Long-term portion (b)	326	416
Total	$341	$426

(a)	Included in "Other current liabilities."
(b)	Included in "Asset retirement obligations."

The most significant ARO recorded by PPL and PPL Energy Supply relates to the decommissioning of the Susquehanna nuclear plant.  In the third quarter of 2010, PPL Susquehanna completed a site-specific study to update the estimated cost to decommission each Susquehanna nuclear unit.  Based on this study, which used a methodology consistent with the prior site-specific study, the decommissioning ARO liability and the associated long-lived asset were reduced by $103 million.  The primary factor for this decline was the lower estimated inflation rate assumption used in the 2010 ARO calculation.  The accrued nuclear decommissioning obligation was $266 million and $348 million at September 30, 2010 and December 31, 2009, and is included in "Asset retirement obligations" on the Balance Sheets.

Investments held by the NDT funds are legally restricted for purposes of settling PPL Susquehanna's ARO related to decommissioning the Susquehanna plant.  The aggregate fair value of these investments was $579 million and $548 million at September 30, 2010 and December 31, 2009, and is included in "Nuclear plant decommissioning trust funds" on the Balance Sheets.  See Notes 13 and 17 for additional information on the NDT funds.

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

The following table shows the amortized cost of available-for-sale securities and the gross unrealized gains recorded in AOCI.  See Note 13 for information regarding the fair value of these securities.

	September 30, 2010		December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Amortized Cost	Gross Unrealized Gains
PPL
NDT funds:
Cash and cash equivalents	$7		$7
Equity securities:
U.S. large-cap	177	$96	170	$89
U.S. mid/small-cap	66	40	65	36
Debt securities:
U.S. Treasury	77	7	72	2
U.S. government sponsored agency	7	1	9
Municipality	65	2	63	2
Investment-grade corporate	30	3	28	1
Residential mortgage-backed securities			1
Receivables/payables, net	1		3
Total NDT funds	430	149	418	130
Auction rate securities	25		25
Total	$455	$149	$443	$130

PPL Energy Supply
NDT funds:
Cash and cash equivalents	$7		$7
Equity securities:
U.S. large-cap	177	$96	170	$89
U.S. mid/small-cap	66	40	65	36
Debt securities:
U.S. Treasury	77	7	72	2
U.S. government sponsored agency	7	1	9
Municipality	65	2	63	2
Investment-grade corporate	30	3	28	1
Residential mortgage-backed securities			1
Receivables/payables, net	1		3
Total NDT funds	430	149	418	130
Auction rate securities	20		20
Total	$450	$149	$438	$130

There were no securities with credit losses at September 30, 2010 and December 31, 2009.

The following table shows the scheduled maturity dates of debt securities held at September 30, 2010.

	Maturity Less Than 1 Year	Maturity 1-5 Years	Maturity 5-10 Years	Maturity in Excess of 10 Years	Total

PPL
Amortized cost	$11	$68	$58	$67	$204
Fair value	11	72	63	71	217

PPL Energy Supply
Amortized cost	$11	$68	$58	$62	$199
Fair value	11	72	63	66	212

The following table shows proceeds from and realized gains and losses on sales of available-for-sale securities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
PPL and PPL Energy Supply
Proceeds from sales of NDT securities (a)	$15	$22	$83	$163
Other proceeds from sales				150
Gross realized gains (b)	2	4	11	18
Gross realized losses (b)	1	1	4	14

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

At closing, PPL will acquire all of the outstanding limited liability company interests of E.ON U.S. for cash consideration estimated to be $2.5 billion.  In addition, PPL will assume, through consolidation, an estimated $764 million of outstanding pollution control bonds and will repay indebtedness owed by E.ON U.S. and its subsidiaries to E.ON US Investments and its affiliates.  Such affiliate indebtedness is estimated to be $4.3 billion.  The aggregate consideration payable by PPL at closing is estimated to be $7.6 billion (including the surviving indebtedness).  These amounts are subject to adjustment for any specified incremental investment in E.ON U.S. made by E.ON US Investments and its affiliates prior to closing.

E.ON U.S. Investments and PPL have made customary representations and warranties and covenants in the PSA.  The transaction is subject to customary closing conditions, including receipt of required regulatory approvals and the absence of injunctions or restraints imposed by governmental entities.  The transaction has received all requisite regulatory approvals, including the Kentucky Public Service Commission, the Tennessee Regulatory Authority, the Virginia State Corporation Commission, the FERC and antitrust clearance from the U.S. Federal Trade Commission and the U.S. Department of Justice.  The transaction is expected to close on or about November 1, 2010.

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

The acquisition is expected to substantially rebalance the mix of PPL's regulated and unregulated business by increasing the regulated utility portion of its business, strengthen PPL's credit profile and enhance rate-regulated growth opportunities (as the regulated businesses make investments to improve infrastructure and customer reliability).  The increase in regulated assets will provide earnings stability through regulated returns and the ability to recover costs of capital investments, in contrast to the competitive supply business where earnings and cash flows are subject to market conditions.  In 2010, PPL projects 25% of its earnings will be provided by its regulated businesses and the remaining 75% provided by its unregulated business.  In 2011, subsequent to the acquisition, PPL projects 55% to 60% of its earnings will be provided by its regulated businesses and the remainder will be provided by its unregulated business.

As part of the E.ON U.S. acquisition financing strategy, in September 2010, certain PPL Energy Supply subsidiaries signed definitive agreements to sell their interests in certain non-core generation facilities for cash proceeds of approximately $381 million.  See "Discontinued Operations - Anticipated Sale of Certain Non-Core Generation Facilities" in Note 8 to the Financial Statements for additional information.  Also, in July 2010, PPL Energy Supply monetized certain full-requirement sales contracts that resulted in cash proceeds of $249 million.  See "Commodity Price Risk (Non-trading) - Monetization of Certain Full-Requirement Sales Contracts" in Note 14 to the Financial Statements for additional information.

In June 2010, PPL funded $3.5 billion of the total purchase price through the issuance of common stock and Equity Units, and in October 2010 borrowed under PPL Energy Supply's syndicated credit facility to partially fund PPL's pending acquisition of E.ON U.S.  See Note 7 to the Financial Statements for additional information.

In June 2010, PPL closed into escrow two new $400 million four-year syndicated credit facilities intended to be entered into by LG&E and KU, subject to certain conditions precedent, upon completion of the acquisition.  See Note 7 to the Financial Statements for additional information.

In July 2010, the Kentucky Public Service Commission approved rate adjustments totaling $189 million for LG&E and KU based on filings that were made prior to the announcement of PPL's pending acquisition of E.ON U.S.  These rate adjustments were effective August 1, 2010.

During the three and nine months ended September 30, 2010, PPL incurred third-party acquisition-related costs including advisory, accounting and legal fees, of $4 million and $11 million, which were recorded in "Other Income (Expense) - net" on the Statement of Income.  In addition, Bridge Facility costs of $45 million and $67 million were recorded in "Interest Expense" on the Statement of Income.  See Note 7 for a discussion of costs incurred related to the June 2010 issuance of common stock and Equity Units.

As a result of the expected net proceeds from the anticipated sale of certain non-core generation facilities, coupled with the monetization of certain full-requirement sales contracts, debt that had been planned to be issued by PPL Energy Supply in 2010 was no longer needed.  As a result, hedge accounting associated with interest rate swaps entered into by PPL in anticipation of a debt issuance by PPL Energy Supply was discontinued.  Net losses of $(29) million, or $(19) million after tax, were reclassified from AOCI to "Other Income (Expense) - net" on PPL's Statement of Income for the three and nine months ended September 30, 2010.

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

When comparing the three and nine months ended September 30, 2010 with the same periods in 2009, certain line items on PPL's financial statements were impacted by the Customer Choice Act, Act 129 and other related issues.  Overall, the expiration of generation rate caps had a significant positive impact on PPL's results of operations, financial condition and cash flows during 2010.  This trend is expected to continue through the remainder of the year.

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

Regarding PPL's domestic regulated electric delivery operations, the expiration of generation rate caps, the resulting competitive solicitations for power supply, the migration of customers to alternative suppliers, the Customer Choice Act and Act 129 had minimal impact on domestic gross delivery margins as approved recovery mechanisms allow for cost recovery of associated expenses, including the cost of energy provided as a PLR.  However, PPL's 2010 domestic gross delivery margins were negatively impacted by the expiration of CTC recovery in December 2009.  PPL's domestic regulated electricity delivery operations continue to remain the delivery provider for all customers in its service territory and charge a regulated rate for the service of delivering electricity.

See "Statement of Income Analysis - Margins - Domestic Gross Delivery Margins" for additional information.

Market Events

In the first half of 2009, financial and commodity market conditions generally increased PPL's exposure to credit risk; made obtaining new sources of bank and capital markets funding and issuing commercial paper more difficult and costly; and caused negative investment returns in the assets of PPL's defined benefit plans and the NDT funds.  Since mid-2009, bank credit capacity has improved; the energy and financial markets in which PPL transacts, with the exception of the market for auction rate securities, are active; and the values of debt and equity securities in PPL's defined benefit plans and the NDT funds have improved.

PPL continues to be impacted in 2010 by higher costs of renewing existing or establishing new credit facilities and lower demand for electricity resulting from the impacts of economic conditions and customer shopping under full-requirement sales contracts.

Enactment of Financial Reform Legislation

In July 2010, the Dodd-Frank Act was signed into law.  Of particular relevance to PPL, the Dodd-Frank Act includes provisions that require most over-the-counter derivative transactions to be executed through an exchange and to be cleared centrally.  The Dodd-Frank Act, however, provides an exemption from mandatory clearing and exchange trading requirements for over-the-counter derivative transactions used to hedge commercial risk.  Although the term "hedging commercial risk" is not defined in the Dodd-Frank Act, it is anticipated that transactions utilized by PPL should qualify if they are not entered into for speculative purposes.  The Dodd-Frank Act also provides that the Commodity Futures Trading Commission may impose collateral and margin requirements for over-the-counter derivative transactions, including those that are used to hedge commercial risk.  However, during drafting of the Dodd-Frank Act, certain members of Congress adopted report language and issued a public letter stating that it was not their intention to impose margin and collateral requirements on counterparties that utilize these transactions to hedge commercial risk.  Final rules on major provisions in the Dodd-Frank Act, including imposition of collateral and margin requirements, will be established through rulemakings and, in most cases, will not take effect until 12 months after the date of enactment.  PPL may be required to post additional collateral if they are subject to margin requirements as ultimately adopted in the implementing regulations of the Dodd-Frank Act.  PPL will continue to evaluate the provisions of the Dodd-Frank Act and monitor developments related to its implementation.  At this time, PPL cannot predict the impact that the new law or implementing its regulations will have on its business or operations, or the markets in which it transacts business.

Results of Operations

The following discussion begins with a summary of PPL's earnings.  "Results of Operations" continues with a review of results by reportable segment and a description of key factors by segment that management expects may impact future earnings.  This section ends with "Statement of Income Analysis," which includes explanations of significant changes in principal items on PPL's Statements of Income, comparing the three and nine months ended September 30, 2010 with the same periods in 2009.

The results for interim periods can be disproportionately influenced by various factors and developments and by seasonal variations, and as such, the results of operations for interim periods do not necessarily indicate results or trends for the year or for future operating results.

PPL presents tables analyzing changes in amounts between periods within "Segment Results" and "Statement of Income Analysis" on a constant U.K. foreign currency exchange rate basis, where applicable, in order to isolate the impact of the change in the exchange rate on the item being explained.  Results computed on a constant U.K. foreign currency exchange rate basis are calculated by translating current year results at the prior year weighted average foreign currency exchange rate.

Earnings

Net income attributable to PPL and the related EPS were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net income attributable to PPL	$248	$20	$583	$254
EPS - basic	$0.51	$0.05	$1.40	$0.67
EPS - diluted	$0.51	$0.05	$1.40	$0.67
The changes in net income attributable to PPL from period to period were, in part, attributable to several items that management considers special.  Details of these special items are provided within the review of each segment's earnings.  The three and nine months ended September 30, 2010 were also negatively impacted by unallocated costs related to the pending acquisition of E.ON U.S.  The majority of these costs are considered special items by management and are not included within any segment's results, as noted below.

Segment Results

Net income (loss) attributable to PPL by segment and for "Unallocated Costs" was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Supply	$153	$(31)	$320	$(12)
International Delivery	93	24	227	173
Pennsylvania Delivery	36	27	89	93
Unallocated Costs (a)	(34)		(53)
Net income attributable to PPL	$248	$20	$583	$254

(a)
The three and nine months ended September 30, 2010, include $2 million and $8 million, after tax, of certain third-party acquisition-related costs, including advisory, accounting, and legal fees associated with the pending acquisition of E.ON U.S. that are recorded in "Other Income (Expense) - net" on the Statement of Income.  The three and nine months ended September 30, 2010, also include $31 million and $44 million, after tax, of Bridge Facility costs that are recorded in "Interest Expense" on the Statement of Income.  These costs are considered special items by management.  See Notes 7 and 8 to the Financial Statements for additional information on the pending acquisition and related financing.

Supply Segment

The Supply segment primarily consists of the domestic energy marketing and trading activities, as well as the generation and development operations of PPL Energy Supply.  In September 2010, certain PPL Energy Supply subsidiaries signed definitive agreements to sell their entire ownership interests in certain non-core generation facilities.  The sale is expected to close in the fourth quarter of 2010, subject to the receipt of necessary regulatory approvals and third-party consents.  The operating results of these facilities have been classified as Discontinued Operations.  In 2010 and 2009, PPL Energy Supply subsidiaries also completed the sale of several businesses, which have been classified as Discontinued Operations.  See Note 8 to the Financial Statements for additional information.

Supply segment net income (loss) attributable to PPL was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Energy revenues
External (a)	$1,339	$710	$3,905	$2,515
Intersegment	71	445	250	1,353
Energy-related businesses	98	108	286	297
Total operating revenues	1,508	1,263	4,441	4,165
Fuel and energy purchases
External (a)	779	898	2,512	2,894
Intersegment	1	19	2	59
Other operation and maintenance	199	181	728	635
Depreciation	65	52	189	152
Taxes, other than income	12	6	34	21
Energy-related businesses	96	104	276	286
Total operating expenses	1,152	1,260	3,741	4,047
Other Income (Expense) - net	(23)	6	(14)	40
Other-Than-Temporary Impairments			3	18
Interest Expense	63	45	170	138
Income Tax Expense (Benefit)	63	(7)	154	2
Loss from Discontinued Operations	(53)	(1)	(38)	(11)
Noncontrolling Interest	1	1	1	1
Net Income (Loss) Attributable to PPL	$153	$(31)	$320	$(12)

(a)	Includes impact from energy-related economic activity. See "Commodity Price Risk (Non-trading) - Economic Activity" in Note 14 to the Financial Statements for additional information.

The after-tax changes in net income (loss) attributable to PPL between these periods were due to the following factors.

	Sept. 30, 2010 vs. Sept. 30, 2009
	Three Months Ended	Nine Months Ended

Eastern U.S. non-trading margins	$132	$453
Western U.S. non-trading margins	2	8
Net energy trading margins	(15)	(3)
Other operation and maintenance	(7)	(37)
Depreciation	(8)	(22)
Other income (expense) - net		(7)
Interest expense	(10)	(13)
Income taxes and other	31	37
Discontinued operations, net of special items (Note 8)	11	13
Special items	48	(97)
	$184	$332

•	See "Domestic Gross Energy Margins" for an explanation of non-trading margins and net energy trading margins.

•	Other operation and maintenance increased for both periods primarily due to higher costs at eastern generation plants.

•
Depreciation increased for both periods primarily due to the completion of the Brunner Island environmental projects, which impacted depreciation expense primarily beginning in the second half of 2009.

•
Interest expense increased for both periods primarily due to higher average debt balances, primarily due to the June 2010 issuance of the Equity Units.  The increase for the nine-month period was also impacted by lower capitalized interest, mainly due to the completion of the Brunner Island environmental projects.

•
Income taxes decreased for both periods primarily due to a lower effective tax rate in 2010, in part due to a release of tax reserves, a release of valuation allowances, investment tax credits and a tax benefit from the manufacturing deduction.

The following after-tax amounts, which management considers special items, also impacted the Supply segment's earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Adjusted energy-related economic activity, net (a)	$4	$(130)	$(115)	$(168)
Sales of assets:
Long Island generation business (Note 8)				(34)
Sundance indemnification			1
Impairments:
Adjustments - NDT investments (b)				(1)
Impacts from emission allowances (c)	(2)		(9)	(15)
Other asset impairments				(2)
Pending E.ON U.S. acquisition-related costs:
Monetization of certain full-requirement sales contracts (d)	(27)		(102)
Anticipated sale of certain non-core generation facilities (Note 8)	(62)		(62)
Discontinued cash flow hedges for unissued debt (Note 8)	(19)		(19)
Workforce reduction (Note 9)				(6)
Other:
Change in tax accounting method related to repairs (e)		(25)		(25)
Montana hydroelectric litigation (Note 10)	(1)		(34)
Health Care Reform - tax impact (Note 9)			(8)
Total	$(107)	$(155)	$(348)	$(251)

(a)	See "Reconciliation of Economic Activity" below.
(b)	Represents other-than-temporary impairment charges on securities, including reversals of previous impairments when securities previously impaired were sold.
(c)
The nine months ended September 30, 2009 includes a pre-tax gain of $4 million related to the settlement of a dispute regarding the sale of certain annual nitrogen oxide allowance put options.  Also, see Note 13 to the Financial Statements for information on impairments of sulfur dioxide emission allowances.

(d)	See "Components of Monetization of Certain Full-Requirement Sales Contracts" below.
(e)	Relates to a change in method of accounting for certain expenditures for tax purposes. See Note 5 for additional information.

Reconciliation of Economic Activity

The following table reconciles unrealized pre-tax gains (losses) from the table within "Commodity Price Risk (Non-trading) - Economic Activity" in Note 14 to the Financial Statements to the special item identified as "Adjusted energy-related economic activity, net."

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Operating Revenues
Unregulated retail electric and gas	$8		$16	$2
Wholesale energy marketing	52	$(307)	(190)	(67)
Operating Expenses
Fuel	16	7	13	35
Energy purchases	(300)	79	(418)	(255)
Energy-related economic activity (a)	(224)	(221)	(579)	(285)
Option premiums (b)	21		46
Adjusted energy-related economic activity	(203)	(221)	(533)	(285)
Less: Unrealized economic activity associated with the monetization of certain full-requirement sales contracts (c)	(208)		(335)
Adjusted energy-related economic activity, net - pre tax	$5	$(221)	$(198)	$(285)

Adjusted energy-related economic activity, net - after tax	$4	$(130)	$(115)	$(168)

(a)	The components of this item are from the table within "Commodity Price Risk (Non-trading) - Economic Activity" in Note 14 to the Financial Statements.
(b)
Adjustment for the net deferral and amortization of option premiums over the delivery period of the item that was hedged or upon realization.  After-tax amounts for the three and nine months ended September 30, 2010 were $13 million and $27 million.

(c)	See "Components of Monetization of Certain Full-Requirement Sales Contracts" below.

Components of Monetization of Certain Full-Requirement Sales Contracts

The following table provides the components of the "Monetization of Certain Full-Requirements Sales Contracts" special item.

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010

Full-requirement sales contracts monetized (a)	$32	$(28)
Economic activity related to the full-requirement sales contracts monetized	(79)	(146)
Monetization of certain full-requirement sales contracts, pre-tax (b)	$(47)	$(174)

Monetization of certain full-requirement sales contracts, after-tax	$(27)	$(102)

(a)	See "Commodity Price Risk (Non-trading) – Monetization of Certain Full-Requirement Sales Contracts" in Note 14 to the Financial Statements for additional information.
(b)
The three and nine-month periods include unrealized losses of $208 million and $335 million from the "Reconciliation of Economic Activity" table above.  These amounts are reflected in "Wholesale energy marketing - Unrealized economic activity" and "Energy purchases - Unrealized economic activity" on the Statement of Income.  Both periods include net realized gains of $161 million, which are reflected in "Wholesale energy marketing - Realized" and "Energy purchases - Realized" on the Statement of Income.  This economic activity will continue to be realized through May 2013.

Outlook

Excluding special items, PPL projects higher earnings from its Supply segment in 2010 compared with 2009, primarily due to higher energy margins as a result of higher Eastern baseload generation pricing compared to the prices realized in 2009.  This positive earnings driver is expected to be partially offset by higher operation and maintenance expenses, higher depreciation, and higher financing costs.

As described in Note 8 to the Financial Statements, a PPL Energy Supply subsidiary has entered into an agreement to sell its three remaining hydroelectric facilities to a coalition of government agencies and private groups.  Upon completion of the pending sale, PPL Energy Supply will record an after-tax gain of between $14 million and $18 million.  This after-tax gain will be reflected as a special item and will include contingent consideration to be received from the buyer of other hydroelectric facilities sold in November 2009.  The after-tax gain decreases to between $7 million and $9 million in the event the sale of the three remaining facilities occurs after November 1, 2013.

International Delivery Segment

The International Delivery segment primarily includes the electric distribution operations of WPD.

International Delivery segment net income attributable to PPL was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Utility revenues	$163	$165	$538	$496
Energy-related businesses	9	9	25	24
Total operating revenues	172	174	563	520
Other operation and maintenance	39	32	122	97
Depreciation	28	31	86	84
Taxes, other than income	12	16	39	42
Energy-related businesses	4	5	12	12
Total operating expenses	83	84	259	235
Other Income (Expense) - net		2	2	(9)
Interest Expense	38	28	102	59
Income Tax Expense (Benefit)	(42)	16	(23)	20
Loss from Discontinued Operations		(24)		(24)
Net Income Attributable to PPL	$93	$24	$227	$173

The after-tax changes in net income attributable to PPL between these periods were due to the following factors.

	Sept. 30, 2010 vs. Sept. 30, 2009
	Three Months Ended	Nine Months Ended
U.K.
Utility revenues	$7	$23
Other operation and maintenance	(5)	(19)
Other income (expense) - net	1
Interest expense	(9)	(31)
Income taxes	2	(23)
Foreign currency exchange rates	(3)	6
Other	3	2
U.S. income taxes	22	33
Other	1	5
Special items	50	58
	$69	$54

•
Higher U.K. utility revenues for the three-month period primarily due to a price increase in April 2010, partially offset by unfavorable changes in customer mix.  Higher U.K. utility revenues for the nine-month period primarily due to price increases in April 2010 and 2009, partially offset by revised estimates of network electricity losses and unfavorable changes in customer mix.

•
Higher U.K. other operation and maintenance for both periods primarily due to higher pension expenses resulting from an increase in amortization of actuarial losses and a decrease in the discount rate.

•	Higher U.K. interest expense for both periods on the Index-linked Senior Unsecured Notes primarily due to higher inflation rates and higher interest expense related to the March 2010 debt issuance.

•	Higher U.K. income taxes for the nine-month period primarily due to favorable settlements of uncertain tax positions in 2009.

•
Changes in U.K. foreign currency exchange rates positively affected WPD earnings for the nine-month period and negatively affected WPD earnings for the three-month period.  The weighted-average exchange rate for the British pound sterling was $1.52 and $1.55 for the three and nine months ended September 30, 2010, compared with $1.64 and $1.50 for the same periods in 2009.

•	Lower U.S. income taxes for both periods primarily from a favorable U.S. Tax Court ruling in 2010 on the creditability of the U.K. Windfall Profits Tax.

The following after-tax amounts, which management considers special items, also impacted the International Delivery segment's earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Foreign currency-related economic hedges - unrealized impacts (a)	$(1)	$4	$(2)	$(2)
Sales of assets:
Latin American businesses (Note 8)		(24)		(24)
Asset impairments				(1)
Workforce reduction (Note 9)				(2)
Other:
Change in U.K. tax rate (Note 5)	19		19
U.S. Tax Court ruling (b)	12		12
Total	$30	$(20)	$29	$(29)

(a)	Represents unrealized gains (losses) on contracts that economically hedge anticipated earnings denominated in British pounds sterling.
(b)
Represents the net tax benefit recorded as a result of the U.S. Tax Court ruling that the U.K. Windfall Profits Tax is creditable for U.S. tax purposes, excluding the reversal of accrued interest.  See Note 5 to the Financial Statements for additional information.

Outlook

Excluding special items, PPL projects lower earnings from its International Delivery segment in 2010 compared with 2009 as a result of higher financing costs, higher pension and operation and maintenance expenses, and higher income taxes.  These negative factors are expected to be partially offset by higher utility revenues and favorable foreign currency effects.

Pennsylvania Delivery Segment

The Pennsylvania Delivery segment includes the regulated electric delivery operations of PPL Electric.

Pennsylvania Delivery segment net income attributable to PPL was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Operating revenues
External	$570	$790	$1,904	$2,407
Intersegment	1	19	2	59
Total operating revenues	571	809	1,906	2,466
Energy purchases
External	229	30	848	93
Intersegment	71	445	250	1,353
Other operation and maintenance	126	103	377	307
Amortization of recoverable transition costs		73		227
Depreciation	34	33	101	96
Taxes, other than income	32	47	108	145
Total operating expenses	492	731	1,684	2,221
Other Income (Expense) - net		1	4	6
Interest Expense	24	31	74	91
Income Tax Expense	15	16	47	53
Net Income	40	32	105	107
Net Income Attributable to Noncontrolling Interests	4	5	16	14
Net Income Attributable to PPL	$36	$27	$89	$93

The after-tax changes in net income attributable to PPL between these periods were due to the following factors.

	Sept. 30, 2010 vs. Sept. 30, 2009
	Three Months Ended	Nine Months Ended

Domestic gross delivery margins	$6	$5
Other operation and maintenance	(3)	(19)
Depreciation	(1)	(3)
Interest expense	4	10
Noncontrolling interest	1	(2)
Income taxes and other	2	(1)
Special items		6
	$9	$(4)

•	See "Domestic Gross Delivery Margins" for an explanation of margins generated by PPL's domestic regulated electric delivery operations.

•
Other operation and maintenance increased for the three-month period primarily due to higher payroll-related costs due to increased staffing.  Other operation and maintenance increased for the nine-month period primarily due to higher payroll-related costs due to increased staffing and higher vegetation management costs.

•	Interest expense decreased for both periods primarily due to long-term debt retirements in the third quarter of 2009.

The following after-tax amounts, which management considers special items, also impacted the Pennsylvania Delivery segment's earnings.

Nine Months Ended September 30, 2009
Asset impairments	$(1)
Workforce reduction (Note 9)	(5)
Total	$(6)

Outlook

Excluding special items, PPL projects lower earnings from its Pennsylvania Delivery segment in 2010 compared with 2009, primarily driven by higher operation and maintenance expenses and depreciation, partially offset by lower taxes and lower financing costs.

In March 2010, PPL Electric filed a request with the PUC to increase distribution rates by approximately $115 million.  The proposed distribution revenue rate increase, to be effective January 1, 2011, would have resulted in a 2.4% increase over PPL Electric's projected 2010 revenues.  In October 2010, the Administrative Law Judge recommended approval of a settlement filed by the parties that provides for a rate increase of $77.5 million, or 1.6% over PPL Electric's projected 2010 revenues, subject to the issuance of a final PUC order.  The Administrative Law Judge addressed all issues, including revenue allocation, rate design, the purchase of receivables program and cost allocation methodology.  The PUC is expected to act by year-end on all issues.  PPL Electric cannot predict the outcome of this proceeding.

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

•
"Domestic Gross Energy Margins" is a single financial performance measure of PPL's domestic energy non-trading and trading activities.  In calculating this measure, the Supply segment's energy revenues are offset by the cost of fuel and energy purchases, and adjusted for other related items.  This performance measure excludes utility revenues and includes PLR revenues from energy sales to PPL Electric by PPL EnergyPlus.  In addition, PPL excludes from "Domestic Gross Energy Margins" energy-related economic activity, which includes the changes in fair value of positions used to economically hedge a portion of the economic value of PPL's generation assets, full-requirement and retail activities.  This economic value is subject to changes in fair value due to market price volatility of the input and output commodities (e.g., fuel and power) prior to the delivery period that was hedged.  Also included in this energy-related economic activity is the ineffective portion of qualifying cash flow hedges, net losses on the monetization of certain full-requirement sales contracts and premium amortization associated with options.  This economic activity is deferred, with the exception of the net losses on the full-requirement sales contracts that were monetized, and included in domestic gross energy margins over the delivery period that was hedged or upon realization.  PPL believes that "Domestic Gross Energy Margins" provides another criterion to make investment decisions.  This performance measure is used, in conjunction with other information, internally by senior management and the Board of Directors to manage its domestic energy non-trading and trading activities.  PPL's management also uses "Domestic Gross Energy Margins" in measuring certain corporate performance goals used in determining variable compensation.

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

Domestic Gross Energy Margins

The following table reconciles "Operating Income" to "Domestic Gross Energy Margins" as defined by PPL.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Operating Income (a)	$522	$171	$1,224	$648
Adjustments:
Utility (a)	(732)	(955)	(2,438)	(2,901)
Energy-related businesses, net (b)	(7)	(8)	(23)	(23)
Other operation and maintenance (a)	366	316	1,229	1,039
Amortization of recoverable transition costs (a)		73		227
Depreciation (a)	127	116	376	332
Taxes, other than income (a)	56	69	181	208
Revenue adjustments (c)	(229)	784	219	1,523
Expense adjustments (c)	576	(90)	1,275	207
Domestic gross energy margins	$679	$476	$2,043	$1,260

(a)	As reported on the Statements of Income.
(b)	Amount represents the net of "Energy-related businesses" revenue and expense as reported on the Statements of Income.
(c)	The components of these adjustments are detailed in the tables below.

The following tables provide the income statement line items and other adjustments that comprise domestic gross energy margins.

	Three Months Ended September 30,
	2010	2009	Change
Revenue
Unregulated retail electric and gas (a)	$116	$34	$82
Wholesale energy marketing (a)	1,244	669	575
Net energy trading margins (a)	(20)	7	(27)
Revenue adjustments (b)
Impact from energy-related economic activity (c)	(335)	307	(642)
PLR revenue from energy supplied to PPL Electric by PPL EnergyPlus (d)	71	445	(374)
Revenues from Supply segment discontinued operations (e)	35	32	3
Total revenue adjustments	(229)	784	(1,013)
	1,111	1,494	(383)
Expense
Fuel (a)	322	259	63
Energy purchases (a)	686	669	17
Expense adjustments (b)
Impact from energy-related economic activity (f)	(377)	86	(463)
External PLR energy purchases (g)	(228)	(11)	(217)
Expenses from Supply segment discontinued operations (h)	12	8	4
Ancillary charges (i)	7	5	2
Gross receipts tax (j)	4		4
Other	6	2	4
Total expense adjustments	(576)	90	(666)
	432	1,018	(586)
Domestic gross energy margins	$679	$476	$203

	Nine Months Ended September 30,
	2010	2009	Change
Revenue
Unregulated retail electric and gas (a)	$321	$108	$213
Wholesale energy marketing (a)	3,592	2,407	1,185
Net energy trading margins (a)	(4)	2	(6)
Revenue adjustments (b)
Impact from energy-related economic activity (c)	(126)	65	(191)
PLR revenue from energy supplied to PPL Electric by PPL EnergyPlus (d)	250	1,353	(1,103)
Gains from sale of RECs (i)		1	(1)
Revenues from Supply segment discontinued operations (e)	95	104	(9)
Total revenue adjustments	219	1,523	(1,304)
	4,128	4,040	88
Expense
Fuel (a)	810	700	110
Energy purchases (a)	2,550	2,287	263
Expense adjustments (b)
Impact from energy-related economic activity (f)	(498)	(220)	(278)
External PLR energy purchases (g)	(846)	(34)	(812)
Expenses from Supply segment discontinued operations (h)	27	16	11
Ancillary charges (i)	20	15	5
Gross receipts tax (j)	11		11
Other	11	16	(5)
Total expense adjustments	(1,275)	(207)	(1,068)
	2,085	2,780	(695)
Domestic gross energy margins	$2,043	$1,260	$783

(a)	As reported on the Statements of Income.
(b)	To include/exclude the impact of any revenues and expenses consistent with the way management reviews domestic gross energy margins internally.
(c)
See "Commodity Price Risk (Non-trading) – Economic Activity" in Note 14 to the Financial Statements for additional information.  In addition, the three and nine months ended September 30, 2010 include a pre-tax gain of $18 million and $43 million related to the amortization of option premiums and a realized gain of $257 million related to the monetization of certain full-requirement sales contracts.  These amounts are reflected in "Wholesale energy marketing – Realized" on the Statement of Income.

(d)	Included in "Utility" on the Statements of Income.
(e)	Represents the operating revenues of the Supply segment businesses classified as discontinued operations. See Note 8 to the Financial Statements for additional information.
(f)
See "Commodity Price Risk (Non-trading) – Economic Activity" in Note 14 to the Financial Statements for additional information.  In addition, the three and nine months ended September 30, 2010 include a pre-tax gain of $3 million related to the amortization of option premiums, and a realized loss of $96 million related to the monetization of certain full-requirement sales contracts.  These amounts are reflected in "Energy purchases – Realized" on the Statement of Income.

(g)	Included in "Energy purchases" on the Statements of Income.
(h)
Represents fuel costs and energy purchases associated with the anticipated sale of certain non-core generation facilities that are classified as discontinued operations.  See Note 8 to the Financial Statements for additional information.

(i)	Included in "Other operation and maintenance" on the Statements of Income.
(j)	Included in "Taxes, other than income" on the Statement of Income.

Domestic Gross Energy Margins By Region

Domestic gross energy margins are generated through PPL's non-trading and trading activities.  PPL manages its non-trading energy business on a geographic basis that is aligned with its generation assets.

	Three Months Ended September 30,
	2010	2009	Change
Non-trading:
Eastern U.S.	$611	$385	$226
Western U.S.	88	84	4
Net energy trading	(20)	7	(27)
Domestic gross energy margins	$679	$476	$203

	Nine Months Ended September 30,
	2010	2009	Change
Non-trading:
Eastern U.S.	$1,788	$1,013	$775
Western U.S.	259	245	14
Net energy trading	(4)	2	(6)
Domestic gross energy margins	$2,043	$1,260	$783

Eastern U.S.

The increases for both periods were primarily due to significantly higher pricing in 2010 for eastern baseload generation of $267 million and $858 million compared with prices realized under the PLR contract with PPL Electric that expired at the end of 2009.  Partially offsetting the increases for both periods were lower realized net margins from full-requirement sales contracts due to lower customer demand.

Western U.S.

The increases for both periods were primarily due to higher average prices, partially offset by lower volumes.

Net Energy Trading

The unfavorable variance for the three-month period was primarily due to lower trading margins related to power.  The unfavorable variance for the nine-month period was primarily due to lower trading margins related to power, partially offset by higher trading margins related to FTRs.

Domestic Gross Delivery Margins

The following table reconciles "Operating Income" to "Domestic Gross Delivery Margins" as defined by PPL.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Operating Income (a)	$522	$171	$1,224	$648
Adjustments:
Unregulated retail electric and gas (a)	(116)	(34)	(321)	(108)
Wholesale energy marketing (a)	(1,244)	(669)	(3,592)	(2,407)
Net energy trading margins (a)	20	(7)	4	(2)
Energy-related businesses, net (b)	(7)	(8)	(23)	(23)
Fuel (a)	322	259	810	700
Energy purchases (a)	686	669	2,550	2,287
Other operation and maintenance (a)	366	316	1,229	1,039
Depreciation (a)	127	116	376	332
Taxes, other than income (a)	56	69	181	208
Revenue adjustments (c)	(234)	(610)	(788)	(1,849)
Expense adjustments (c)	(281)	(65)	(1,013)	(196)
Domestic gross delivery margins	$217	$207	$637	$629

(a)	As reported on the Statements of Income.
(b)	Amount represents the net of "Energy-related businesses" revenue and expense as reported on the Statements of Income.
(c)	The components of these adjustments are detailed in the tables below.

The following tables provide the income statement line items and other adjustments that comprise domestic gross delivery margins.

	Three Months Ended September 30,
	2010	2009	Change
Revenue
Utility (a)	$732	$955	$(223)
Revenue adjustments (b)
WPD utility revenue (c)	(163)	(165)	2
PLR revenue from energy supplied to PPL Electric by PPL EnergyPlus (c)	(71)	(445)	374
Total revenue adjustments	(234)	(610)	376
	498	345	153
Expense
Amortization of recoverable transition costs (a)		73	(73)
Expense adjustments (b)
External PLR energy purchases (d)	228	11	217
Gross receipts tax (e)	29	46	(17)
Act 129 (f)	18		18
Other	6	8	(2)
Total expense adjustments	281	65	216
	281	138	143
Domestic gross delivery margins	$217	$207	$10

	Nine Months Ended September 30,
	2010	2009	Change
Revenue
Utility (a)	$2,438	$2,901	$(463)
Revenue adjustments (b)
WPD utility revenue (c)	(538)	(496)	(42)
PLR revenue from energy supplied to PPL Electric by PPL EnergyPlus (c)	(250)	(1,353)	1,103
Total revenue adjustments	(788)	(1,849)	1,061
	1,650	1,052	598
Expense
Amortization of recoverable transition costs (a)		227	(227)
Expense adjustments (b)
External PLR energy purchases (d)	846	34	812
Gross receipts tax (e)	101	141	(40)
Act 129 (f)	55		55
Other	11	21	(10)
Total expense adjustments	1,013	196	817
	1,013	423	590
Domestic gross delivery margins	$637	$629	$8

(a)	As reported on the Statements of Income.
(b)	To include/exclude the impact of any revenues and expenses consistent with the way management reviews domestic gross delivery margins internally.
(c)	Included in "Utility" on the Statements of Income.
(d)	Included in "Energy purchases" on the Statements of Income. Excludes NUG purchases, the sales of which are not included in "Utility" revenue.
(e)	Included in "Taxes, other than income" on the Statements of Income.
(f)	Included in "Other operation and maintenance" on the Statement of Income.

Domestic Gross Delivery Margins by Component

Domestic gross delivery margins are generated through PPL's domestic regulated electric distribution activities, including PLR supply, and transmission activities.

	Three Months Ended September 30,
	2010	2009	Change

Distribution	$170	$168	$2
Transmission	47	39	8
Domestic gross delivery margins	$217	$207	$10

	Nine Months Ended September 30,
	2010	2009	Change

Distribution	$506	$523	$(17)
Transmission	131	106	25
Domestic gross delivery margins	$637	$629	$8

Distribution

The increase for the three-month period was primarily due to favorable weather in 2010, partially offset by margins realized in 2009 related to the collection of CTC, which ended in December 2009.

The decrease for the nine-month period was primarily due to margins realized in 2009 related to the collection of CTC, which ended in December 2009.

Transmission

The increase for both periods was primarily due to the recovery of additional costs through a FERC tariff that utilizes a formula-based rate recovery mechanism.

Utility Revenues

The changes in utility revenues were attributable to:

	Sept. 30, 2010 vs. Sept. 30, 2009
	Three Months Ended	Nine Months Ended
Domestic:
Retail electric revenue (a)	$(221)	$(505)
U.K.:
Electric delivery revenue	10	33
Foreign currency exchange rates	(12)	9
	$(223)	$(463)

(a)	See "Domestic Gross Delivery Margins" above.

Higher U.K. electric delivery revenue for the three months ended September 30, 2010, compared with the same period in 2009, was mainly due to an increase in prices effective April 1, 2010, partially offset by unfavorable changes in customer mix.

Higher U.K. electric delivery revenue for the nine months ended September 30, 2010, compared with the same period in 2009, was mainly due to an increase in prices effective April 1, 2010 and 2009, partially offset by a revised estimate of network electricity losses and unfavorable changes in customer mix.

Other Operation and Maintenance

The changes in other operation and maintenance expenses were due to:

	Sept. 30, 2010 vs. Sept. 30, 2009
	Three Months Ended	Nine Months Ended

Amortization of Act 129 costs (a)	$18	$55
Montana hydroelectric litigation (Note 10)	3	54
Defined benefit costs (b)	6	25
Costs at fossil/hydroelectric plants (c)	1	21
Other costs at Susquehanna nuclear plant	3	14
Outage costs at Susquehanna nuclear plant	5	11
Vegetation management costs		10
Payroll-related costs - PPL Electric	2	7
Workforce reduction (Note 9)		(22)
Impairments and other impacts - emission allowances (d)	4	(10)
Other - Domestic	10	21
Other - U.K.	(2)	4
	$50	$190

(a)
Relates to costs associated with a PUC-approved energy efficiency and conservation plan.  These costs are recovered in customer rates and substantially match the revenue recorded, therefore having minimal impact on earnings.  See "Regulatory Issues - Pennsylvania Activities" in Note 10 to the Financial Statements for additional information on this plan.  These costs are included in "Domestic Gross Delivery Margins" above.

(b)	Relates primarily to reductions in the discount rates used to determine net periodic defined benefit costs between 2009 and 2010.
(c)	Relates primarily to increased outage costs.
(d)
Relates to a $4 million higher impairment of sulfur dioxide emission allowances for the three-month period and a $15 million lower impairment of sulfur dioxide emission allowances for the nine-month period.  See Note 13 to the Financial Statements for additional information.  Partially offsetting the decrease for the nine-month period was a $5 million increase in the charge for the settlement of a dispute regarding the sale of certain annual nitrogen oxide allowance put options.

Depreciation

The changes in depreciation expense were due to:

	Sept. 30, 2010 vs. Sept. 30, 2009
	Three Months Ended	Nine Months Ended

Additions to PP&E (a)	$13	$43
U.K. foreign currency exchange rates	(2)	1
	$11	$44

(a)	Additions include the completion of the Brunner Island environmental projects in 2010 and 2009.

Taxes, Other Than Income

The changes in taxes, other than income were due to:

	Sept. 30, 2010 vs. Sept. 30, 2009
	Three Months Ended	Nine Months Ended

Pennsylvania gross receipts tax (a)	$(11)	$(28)
Other	(2)	1
	$(13)	$(27)

(a)
Primarily due to a decrease in electricity revenues as customers chose alternative suppliers in 2010 due to the expiration of generation rate caps.  This tax is included in "Domestic Gross Energy Margins" and "Domestic Gross Delivery Margins" above.

Other Income (Expense) - net

See Note 12 to the Financial Statements for details.

Other-Than-Temporary Impairments

Other-than-temporary impairments recognized during the nine months ended September 30, 2010 were $3 million, compared with $18 million for the same period in 2009.  This decrease was primarily due to stronger investment returns in the NDT funds caused by improved conditions within the financial markets.

Interest Expense

The changes in interest expense were due to:

	Sept. 30, 2010 vs. Sept. 30, 2009
	Three Months Ended	Nine Months Ended

Bridge Facility costs related to the pending acquisition of E.ON U.S. (Notes 7 and 8)	$45	$67
Inflation adjustment on U.K. Index-linked Senior Unsecured Notes	3	24
Capitalized interest (a)	2	16
Short-term debt interest expense	8	11
Montana hydroelectric litigation (Note 10)	1	9
U.K. foreign currency exchange rates	(3)
Long-term debt interest expense	9	(4)
Other	2	2
	$67	$125

(a)	During the nine months ended September 30, 2009, $9 million was capitalized related to the Brunner Island environmental projects. The majority of these projects were completed in 2009.

Income Taxes

The changes in income taxes were due to:

	Sept. 30, 2010 vs. Sept. 30, 2009
	Three Months Ended	Nine Months Ended

Higher pre-tax book income	$112	$189
Foreign tax reserve adjustments	(31)	29
Health Care Reform		8
Federal and state tax reserve adjustments	(53)	(67)
Federal and state tax return adjustments	(26)	(26)
U.K. Finance Act adjustments	(19)	(19)
Domestic manufacturing deduction	(8)	(13)
U.S. income tax on foreign earnings net of foreign tax credit	(7)	(10)
Valuation allowance adjustments		(8)
Investment tax credits	(4)	(7)
U.K. capital loss benefit	28	(6)
Other	2	7
	$(6)	$77

See Note 5 to the Financial Statements for additional information.

Discontinued Operations

See "Discontinued Operations" in Note 8 to the Financial Statements for information related to various 2010 and 2009 sales, including the anticipated sale of certain non-core generation facilities expected to occur in the fourth quarter of 2010.

Financial Condition

Liquidity and Capital Resources

PPL had the following at:

	September 30, 2010	December 31, 2009

Cash and cash equivalents	$4,853	$801
Short-term debt	181	639

The $4.1 billion increase in PPL's cash and cash equivalents position was primarily the net result of:

•	net proceeds of $2.4 billion from the issuance of common stock;
•	proceeds of $1.7 billion from the issuance of long-term debt and Equity Units;
•	$1.7 billion of cash provided by operating activities;
•	proceeds of $124 million from the sale of the Long Island generation business;
•	$980 million of capital expenditures;
•	the payment of $397 million of common stock dividends; and
•	a net decrease in short-term debt of $443 million (excluding the impact of U.K. foreign currency exchange rates).

Cash and cash equivalents at September 30, 2010 includes funds that will be used for the pending acquisition of E.ON U.S.

Auction Rate Securities

In 2010, PPL's investment in auction rate securities continues to be impacted by auction failures and the resulting inability to liquidate these securities.  PPL held auction rate securities with an aggregate par value of $25 million at September 30, 2010 and December 31, 2009.  PPL concluded that the fair value of auction rate securities approximated par value at September 30, 2010 and December 31, 2009.  Because PPL intends and has the ability to hold these auction rate securities until they can be liquidated at par value, PPL believes that it does not have significant exposure to realize losses on these securities.  Based upon the evaluation of available information, PPL believes these investments continue to be of high credit quality.  Additionally, PPL does not anticipate having to sell these securities to fund operations.  During the three and nine months ended September 30, 2010, PPL liquidated an insignificant amount of securities at par.  See Note 13 to the Financial Statements for further discussion of auction rate securities.

Credit Arrangements

At September 30, 2010, PPL's total committed borrowing capacity under its credit facilities and the use of this borrowing capacity were:

	Committed Capacity		Borrowed		Letters of Credit Issued	Unused Capacity

PPL Energy Supply Domestic Credit Facilities (a)		$3,725			$233		$3,492
PPL Electric Credit Facilities (b)		340			13		327
Total Domestic Credit Facilities (c)		$4,065			$246		$3,819

WPDH Limited Credit Facility	₤	150	₤	121	n/a	₤	29
WPD (South West) Credit Facility		210			n/a		210
Total WPD Credit Facilities (d)	₤	360	₤	121	n/a	₤	239

(a)
In March 2010, PPL Energy Supply's 364-day $200 million bilateral credit facility was amended.  The amendment included extending the expiration date to March 2013, thereby making it a three-year facility, and setting related fees based on the company's senior unsecured long-term debt rating.

In June 2010, PPL Energy Supply closed into escrow a new $4 billion syndicated credit facility, expiring December 31, 2014, that, upon effectiveness, is intended to replace its 364-day $400 million syndicated credit facility, which expired in September 2010, and its $3.2 billion 5-year syndicated credit facility.  In the third quarter of 2010, the escrowed facility was amended to provide PPL Energy Supply the ability to make the facility effective upon five business days written notice.

In October 2010, PPL Energy Supply terminated the $3.2 billion 5-year syndicated credit facility and made the $4 billion syndicated credit facility effective.  PPL Energy Supply subsequently borrowed $3.2 billion under the new credit facility in October 2010 in order to enable a subsidiary to make loans to certain affiliates to provide interim financing of amounts required by PPL to partially fund PPL's pending acquisition of E.ON U.S.  Such borrowing bears interest at 2.26% and is expected to be refinanced by PPL through the issuance of long-term debt by affiliates and the use of internal funds.

(b)
Committed capacity includes a $150 million credit facility related to an asset-backed commercial paper program.  In July 2010, PPL Electric and a subsidiary extended the expiration date of the credit agreement related to the asset-backed commercial paper program to July 2011.  At September 30, 2010, based on accounts receivable and unbilled revenue pledged, $150 million was available for borrowing under the asset-backed credit facility.

In June 2010, PPL Electric closed into escrow a new $200 million syndicated credit facility, expiring December 31, 2014, that, upon effectiveness, is intended to replace its existing 5-year syndicated credit facility.  Subject to certain conditions, the new credit facility can become effective on the earliest of (i) December 31, 2010, (ii) the date on which the acquisition of E.ON U.S. is completed by PPL, or (iii) the date on which the purchase and sale agreement relating to the acquisition of E.ON U.S. has been terminated or expired or such acquisition has otherwise been abandoned by PPL.  PPL Electric expects to make this facility effective on December 31, 2010.

(c)
The commitments under PPL's domestic credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than 12% of the total committed capacity, when considering the October 2010 changes to PPL Energy Supply's credit facilities.

(d)	The commitments under WPD's credit facilities are provided by eight banks, with no one bank providing more than 25% of the total committed capacity.

In June 2010, PPL closed into escrow two new $400 million syndicated credit facilities, expiring December 31, 2014, that are intended to be entered into by LG&E and KU, subject to certain conditions precedent, upon closing of PPL's acquisition of E.ON U.S.

See Note 7 to the Financial Statements for further discussion of PPL's credit facilities.

Bridge Facility

Concurrently, and in connection with entering into the agreement to acquire E.ON U.S., PPL entered into a commitment letter with certain lenders pursuant to which, subject to the conditions set forth therein, the lenders committed to provide PPL with 364-day unsecured bridge financing of up to $6.5 billion, the proceeds of which, if drawn upon, must be used at closing (i) to fund the consideration for the acquisition and (ii) to pay certain fees and expenses in connection with the acquisition.  In June 2010, the commitment of such lenders for the bridge financing was syndicated to a group of banks, including the lenders under the commitment letter.  Upon the syndication of the commitment, PPL Capital Funding, as borrower, and PPL, as guarantor, entered into a $6.5 billion Bridge Facility.

In accordance with the terms of the Bridge Facility, the capacity of the Bridge Facility was permanently reduced after PPL's issuance of common stock and Equity Units in June 2010, as discussed in "Long-term Debt and Equity Securities" below, and as a result of the monetization of certain full-requirement sales contracts in the third quarter of 2010.  At September 30, 2010 the capacity of the Bridge Facility was approximately $2.6 billion.  See "Commodity Price Risk (Non-trading) - Monetization of Certain Full-Requirement Sales Contracts" in Note 14 for additional information on the monetization.  In October 2010, the capacity of the Bridge Facility was reduced further to $300 million in connection with the October 2010 borrowing of $3.2 billion under PPL Energy Supply's $4 billion syndicated credit facility which is discussed above under "Credit Arrangements."  The Bridge Facility, if drawn upon, will mature 364 days after closing of the acquisition.  See Note 7 to the Financial Statements for additional information.

Long-term Debt and Equity Securities

In March 2010, WPD (South Wales) and WPD (South West) each issued £200 million of 5.75% Notes due 2040.  WPD received net proceeds of £394 million (which equated to $593 million) from the combined debt issuances.

In April 2010, PPL Electric redeemed all five series of its outstanding preferred stock, with a par value in the aggregate of $51 million for $54 million, including accumulated dividends.

In June 2010, PPL Capital Funding's 6.85% Senior Notes due 2047 ceased being the covered debt under the Replacement Capital Covenant entered into by PPL and PPL Capital Funding in March 2007 in connection with the issuance of PPL Capital Funding's 2007 Series A Junior Subordinated Notes due 2067.  As a result, the Replacement Capital Covenant terminated.

In June 2010, PPL raised a total of approximately $3.5 billion, net of underwriting discounts, through the sale of (i) 103.5 million shares of PPL common stock at a public offering price of $24.00 per share and (ii) 23 million Equity Units at a stated amount per unit of $50.00.  PPL invested the net proceeds in U.S. government obligations, bank deposits and other highly-rated investments until needed to partially fund the acquisition of E.ON U.S. and pay certain acquisition-related fees and expenses.

In connection with the acquisition of E.ON U.S., acquired entities will be required to repay debt currently owed to certain E.ON U.S. affiliates.  At the time of the acquisition, PPL expects to provide interim financing to such entities to facilitate this repayment.  Subsequent to the acquisition of E.ON U.S., PPL expects the acquired entities to issue long-term debt securities to repay the interim financing incurred at acquisition close.  The total amount of debt securities to be issued is expected to aggregate approximately $3.0 billion.

In August 2010, PPL Energy Supply elected to change the interest rate mode on the Exempt Facilities Revenue Refunding Bonds, Series 2009A and 2009B due 2038 and Series 2009C due 2037 (PPL Energy Supply, LLC Project) that were issued by the PEDFA on behalf of PPL Energy Supply in 2009 from a commercial paper rate to a term rate of 3.00% for five years, effective in September 2010.

The Pollution Control Revenue Refunding Bonds, Series 2008 (PPL Electric Utilities Corporation Project) due 2023 that were issued by the PEDFA on behalf of PPL Electric in 2008 were remarketed in September 2010.  Effective October 2010, the term rate on the bonds was set at 4.00% through maturity.

In October 2010, PPL Capital Funding repurchased $20 million of its 2007 Series A Junior Subordinated Notes due 2067 for $19 million, plus accrued interest.

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

In April 2010, PPL Electric entered into an agreement with the DOE, in which the agency is to provide funding for one-half of a $38 million smart grid project.  The project would use smart grid technology to strengthen reliability, save energy and improve electric service for 60,000 Harrisburg, Pennsylvania area customers.  It would also provide benefits beyond the Harrisburg region, helping to speed power restoration across PPL Electric's 29-county service territory.  Work on the project is progressing on schedule, and PPL Electric is receiving reimbursements under the grant for costs incurred.  The project is scheduled to be completed by the end of September 2012.

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

In prior periodic reports, PPL described its then-current debt ratings in connection with, and to facilitate, an understanding of its liquidity position.  As a result of the passage of the Dodd-Frank Act and the attendant uncertainties relating to the extent to which issuers of non-asset backed securities may disclose credit ratings without being required to obtain rating agency consent to the inclusion of such disclosure, or incorporation by reference of such disclosure, in a registrant's registration statement or section 10(a) prospectus, PPL is limiting its credit rating disclosure to a description of the actions taken by the rating agencies with respect to PPL's ratings, but without stating what ratings have been assigned to PPL or its subsidiaries, or their securities.  The ratings assigned by the rating agencies to PPL and its subsidiaries and their respective securities may be found, without charge, on each of the respective ratings agencies' websites, which ratings together with all other information contained on such rating agency websites is hereby explicitly not incorporated by reference in this report.

The rating agencies took the following actions related to PPL and its subsidiaries in 2010.

Moody's

In April 2010, Moody's took the following actions:

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

In August 2010, Moody's affirmed all of PPL Energy Supply's ratings.

In October 2010, Moody’s affirmed the ratings for PPL and PPL Capital Funding following PPL’s receipt of FERC approval of its pending acquisition of E.ON U.S.

S&P

In April 2010, S&P took the following actions:

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

In October 2010, S&P took the following actions:

•	Revised the outlook of PPL, PPL Capital Funding, PPL Energy Supply, and PPL Electric;
•	Raised the issuer rating of PPL and PPL Energy Supply;
•	Raised the senior unsecured and junior subordinated debt ratings of PPL Capital Funding;
•	Raised the senior unsecured debt rating of PPL Energy Supply;
•	Affirmed its credit ratings for PPL Electric.

S&P stated in its press release that the upgrades reflect S&P’s opinion of an improved credit profile of the consolidated company following the closing of PPL’s pending acquisition of E.ON U.S.

Fitch

In January 2010, as a result of implementing its revised guidelines for rating preferred stock and hybrid securities, Fitch lowered the rating of PPL Capital Funding's junior subordinated notes and lowered the ratings of PPL Electric's preferred stock and preference stock.  Fitch stated in its press release that the new guidelines, which apply to instruments issued by companies in all sectors, typically resulted in downgrades of one notch for many instruments that provide for the ability to defer interest or dividend payments.  Fitch stated that it has no reason to believe that deferral will be activated.

In April 2010, Fitch affirmed its credit ratings for PPL, PPL Capital Funding, PPL Energy Supply and PPL Electric and retained the outlook for these entities following PPL's announced agreement to acquire E.ON U.S.

In May 2010, Fitch affirmed its rating and issued an outlook for PPL Montana's Pass Through Certificates due 2020.

In October 2010, Fitch affirmed its credit ratings for and revised the outlook of WPDH Limited, WPD (South Wales) and WPD (South West).

Ratings Triggers

PPL and PPL Energy Supply have various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, tolling agreements, and interest rate and foreign currency instruments, which contain provisions requiring PPL and PPL Energy Supply to post additional collateral, or permit the counterparty to terminate the contract, if PPL's or PPL Energy Supply's credit rating were to fall below investment grade.  See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral that would have been required for derivative contracts in a net liability position at September 30, 2010.  At September 30, 2010, if PPL's and PPL Energy Supply's credit ratings had been below investment grade, PPL would have been required to post an additional $494 million of collateral to counterparties for both derivative and non-derivative commodity and commodity-related contracts used in its generation, marketing and trading operations and interest rate and foreign currency contracts.

Capital Expenditures

The schedule below shows PPL's capital expenditure projections at September 30, 2010.

	Projected
	2010	2011	2012
Construction expenditures (a) (b)
Generating facilities	$671	$673	$507
Transmission and distribution facilities	675	853	913
Environmental	63	19	99
Other	115	108	106
Total Construction Expenditures	1,524	1,653	1,625
Nuclear fuel	151	173	171
Total Capital Expenditures	$1,675	$1,826	$1,796

(a)	Includes capitalized interest and AFUDC, which are expected to be approximately $190 million for the years 2010 through 2012.
(b)	Includes expenditures for certain intangible assets.

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

Commodity Price Risk (Non-trading)

PPL segregates its non-trading activities into two categories:  hedge activity and economic activity.  See Note 14 to the Financial Statements for additional information on hedge and economic activity.  The net fair value of economic positions at September 30, 2010 and December 31, 2009, were net liabilities of $476 million and $77 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Fair value of contracts outstanding at the beginning of the period	$1,303	$1,065	$1,280	$402
Contracts realized or otherwise settled during the period	(96)	67	(330)	267
Fair value of new contracts entered into during the period	3	68	10	124
Changes in fair value attributable to changes in valuation techniques (a)			(23)
Other changes in fair value	144	(82)	417	325
Fair value of contracts outstanding at the end of the period	$1,354	$1,118	$1,354	$1,118

(a)
At June 30, 2010, PPL used market bids to value certain full-requirement sales contracts previously valued using the income approach.  See Note 14 to the Financial Statements for a discussion of the monetization of these contracts.

The following table segregates the net fair value of PPL's non-trading commodity derivative contracts at September 30, 2010 based on whether the fair value was determined by prices quoted in active markets for identical instruments or other more subjective means.

	Net Asset (Liability)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value
Prices quoted in active markets for identical instruments
Prices based on significant other observable inputs	$506	$804	$17	$13	$1,340
Prices based on significant unobservable inputs	8	3	2	1	14
Fair value of contracts outstanding at the end of the period	$514	$807	$19	$14	$1,354

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

Commodity Price Risk (Trading)

PPL's trading contracts mature at various times through 2015.  The following table sets forth the changes in PPL's net fair value of trading commodity derivative contracts.  See Notes 13 and 14 to the Financial Statements for additional information.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Fair value of contracts outstanding at the beginning of the period	$4	$(13)	$(6)	$(75)
Contracts realized or otherwise settled during the period	(8)	(11)	(8)	22
Fair value of new contracts entered into during the period	45	(5)	47	30
Other changes in fair value	(39)	17	(31)	11
Fair value of contracts outstanding at the end of the period	$2	$(12)	$2	$(12)

PPL will reverse unrealized losses of approximately $2 million over the next three months as the transactions are realized.

The following table segregates the net fair value of PPL's trading commodity derivative contracts at September 30, 2010 based on whether the fair value was determined by prices quoted in active markets for identical instruments or other more subjective means.

	Net Asset (Liability)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value
Prices quoted in active markets for identical instruments	$1				$1
Prices based on significant other observable inputs	(4)	$2	$3		1
Prices based on significant other unobservable inputs
Fair value of contracts outstanding at the end of the period	$(3)	$2	$3		$2

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

	Trading VaR		Non-Trading VaR
	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,
	2010	2009	2010	2009

95% Confidence Level, Five-Day Holding Period
Period End	$8	$3	$6	$8
Average for the Period	4	4	9	9
High	9	8	12	11
Low	1	1	4	8

Both the trading and non-trading VaR computations exclude FTRs due to the absence of reliable spot and forward markets.  The fair value of the FTR positions at September 30, 2010 was an unrealized loss of $3 million and consisted of the following:

	2010	2011

Non-trading	$1	$2

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

At September 30, 2010, PPL's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was insignificant.

PPL is also exposed to changes in the fair value of its domestic and international debt portfolios.  PPL estimated that a 10% decrease in interest rates at September 30, 2010 would increase the fair value of its debt portfolio by $320 million.

At September 30, 2010, PPL had the following interest rate hedges outstanding:

	Exposure Hedged	Fair Value, Net - Asset (Liability) (a)	Effect of a 10% Adverse Movement in Rates (b)

Cash flow hedges
Interest rate swaps (c)	$2,575	$(171)	$(73)
Cross-currency swaps (d)	302	48	(41)
Fair value hedges
Interest rate swaps (e)	749	60	(4)
(a)	Includes accrued interest, if applicable.
(b)	Effects of adverse movements decrease assets or increase liabilities, as applicable, which could result in an asset becoming a liability.
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

At September 30, 2010, PPL had the following foreign currency hedges outstanding:

	Exposure Hedged	Fair Value, Net - Asset	Effect of a 10% Adverse Movement in Foreign Currency Exchange Rates (a)

Net investment hedges (b)	£15	$6	$(2)
Economic hedges (c)	60		(7)

(a)	Effects of adverse movements decrease assets or increase liabilities, as applicable, which could result in an asset becoming a liability.
(b)
To protect the value of a portion of its net investment in WPD, PPL executed forward contracts to sell British pounds sterling.  The settlement dates of these contracts range from March 2011 through June 2011.

(c)
To economically hedge the translation of 2010 and 2011 expected income denominated in British pounds sterling to U.S. dollars, PPL entered into a combination of average rate forwards and average rate options to sell British pounds sterling.  The forwards and options have termination dates ranging from October 2010 through March 2011.

NDT Funds - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna nuclear plant.  At September 30, 2010, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on PPL's Balance Sheet.  The mix of securities is designed to provide returns sufficient to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs.  However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are primarily exposed to changes in interest rates.  PPL actively monitors the investment performance and periodically reviews asset allocation in accordance with its NDT policy statement.  At September 30, 2010, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $40 million reduction in the fair value of the trust assets.  See Notes 13 and 17 to the Financial Statements for additional information regarding the NDT funds.

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

At September 30, 2010, the majority of the successful bidders under all of the solicitations had an investment grade credit rating from S&P.  Successful bidders who do not have a credit rating by S&P constitute an insignificant portion of PPL Electric's PLR supply, and are subject to a lower threshold for posting collateral.  No successful bidders were required to post collateral under the Agreements at September 30, 2010.  There is no instance under these Agreements in which PPL Electric is required to post collateral to its suppliers.

See Notes 13 and 14 to the Financial Statements and "Risk Management - Energy Marketing & Trading and Other - Credit Risk" in PPL's 2009 Form 10-K for information on credit risk and credit concentration.

Foreign Currency Translation

During 2010 and 2009, the British pound sterling fluctuated in relation to the U.S. dollar.  Changes in these exchange rates resulted in a foreign currency translation loss of $83 million for the nine months ended September 30, 2010, which primarily reflected a $223 million reduction to PP&E offset by a reduction of $140 million to net liabilities.  Changes in these exchange rates resulted in a foreign currency translation gain of $93 million for the nine months ended September 30, 2009, which primarily reflected a $201 million increase to PP&E offset by an increase of $108 million to net liabilities.  These adjustments resulting from translation are recorded in AOCI.

Related Party Transactions

PPL is not aware of any material ownership interests or operating responsibility by senior management of PPL, PPL Energy Supply or PPL Electric in outside partnerships, including leasing transactions with variable interest entities, or other entities doing business with PPL.

Acquisitions, Development and Divestitures

See "Overview" above for information on PPL's pending acquisition of E.ON U.S., a limited liability company engaged, through its public utility subsidiaries LG&E and KU, in the regulated generation, transmission, distribution and sale of electricity and the distribution and sale of natural gas, primarily in Kentucky.

PPL is currently planning incremental capacity increases of 236 MW primarily at its existing generating facilities.

In 2010 and 2009, PPL sold its Long Island generation business and the majority of its Maine hydroelectric generation business.  It is also in the process of selling the three remaining Maine hydroelectric facilities and certain other non-core generation facilities.

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

When comparing the three and nine months ended September 30, 2010 with the same periods in 2009, certain line items on PPL Energy Supply's financial statements were impacted by the expiration of the full-requirement energy supply contracts.  Overall, the expiration of generation rate caps had a significant positive impact on PPL Energy Supply's results of operations, financial condition and cash flows during 2010.  This trend is expected to continue through the remainder of the year.

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

Market Events

In the first half of 2009, financial and commodity market conditions generally increased PPL Energy Supply's exposure to credit risk; made obtaining new sources of bank and capital markets funding and issuing commercial paper more difficult and costly; and caused negative investment returns in the assets of PPL Energy Supply's defined benefit plans and the NDT funds.  Since mid-2009, bank credit capacity has improved; the energy and financial markets in which PPL Energy Supply transacts, with the exception of the market for auction rate securities, are active; and the values of debt and equity securities in PPL Energy Supply's defined benefit plans (including plans sponsored by PPL in which PPL Energy Supply participates) and the NDT funds have improved.

PPL Energy Supply continues to be impacted in 2010 by higher costs of renewing existing or establishing new credit facilities and lower demand for electricity resulting from the impacts of economic conditions and customer shopping under full-requirement sales contracts.

Enactment of Financial Reform Legislation

In July 2010, the Dodd-Frank Act was signed into law.  Of particular relevance to PPL Energy Supply, the Dodd-Frank Act includes provisions that require most over-the-counter derivative transactions to be executed through an exchange and to be cleared centrally.  The Dodd-Frank Act, however, provides an exemption from mandatory clearing and exchange trading requirements for over-the-counter derivative transactions used to hedge commercial risk.  Although the term "hedging commercial risk" is not defined in the Dodd-Frank Act, it is anticipated that transactions utilized by PPL Energy Supply should qualify if they are not entered into for speculative purposes.  The Dodd-Frank Act also provides that the Commodity Futures Trading Commission may impose collateral and margin requirements for over-the-counter derivative transactions, including those that are used to hedge commercial risk.  However, during drafting of the Dodd-Frank Act, certain members of Congress adopted report language and issued a public letter stating that it was not their intention to impose margin and collateral requirements on counterparties that utilize these transactions to hedge commercial risk.  Final rules on major provisions in the Dodd-Frank Act, including imposition of collateral and margin requirements, will be established through rulemakings and, in most cases, will not take effect until 12 months after the date of enactment.  PPL Energy Supply may be required to post additional collateral if they are subject to margin requirements as ultimately adopted in the implementing regulations of the Dodd-Frank Act.  PPL Energy Supply will continue to evaluate the provisions of the Dodd-Frank Act and monitor developments related to its implementation.  At this time, PPL Energy Supply cannot predict the impact that the new law or implementing its regulations will have on its business or operations, or the markets in which it transacts business.

Results of Operations

The following discussion begins with a summary of PPL Energy Supply's earnings.  "Results of Operations" continues with a review of results by reportable segment and a description of key factors by segment that management expects may impact future earnings.  This section ends with "Statement of Income Analysis," which includes explanations of significant changes in principal items on PPL Energy Supply's Statements of Income, comparing the three and nine months ended September 30, 2010 with the same periods in 2009.

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

Earnings

Net income (loss) attributable to PPL Energy Supply was:

Three Months Ended September 30,		Nine Months Ended September 30,
2010	2009	2010	2009

$265	$(16)	$551	$144

The changes in net income (loss) attributable to PPL Energy Supply from period to period were, in part, due to several special items that management considers significant.  Details of these special items are provided within the review of each segment's earnings.

Segment Results

Net income (loss) attributable to PPL Energy Supply by segment was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Supply	$172	$(40)	$324	$(29)
International Delivery	93	24	227	173
Total	$265	$(16)	$551	$144

Supply Segment

The Supply segment primarily consists of the domestic energy marketing and trading activities, as well as the generation and development operations of PPL Energy Supply.  In September 2010, certain PPL Energy Supply subsidiaries signed definitive agreements to sell their entire ownership interests in certain non-core generation facilities.  The sale is expected to close in the fourth quarter of 2010, subject to the receipt of necessary regulatory approvals and third-party consents.  The operating results of these facilities have been classified as Discontinued Operations.  In 2010 and 2009, PPL Energy Supply subsidiaries completed the sale of several businesses, which have been classified as Discontinued Operations.  See Note 8 to the Financial Statements for additional information.

Supply segment net income (loss) attributable to PPL Energy Supply was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Energy revenues (a)	$1,411	$1,155	$4,159	$3,870
Energy-related businesses	97	104	278	288
Total operating revenues	1,508	1,259	4,437	4,158
Fuel and energy purchases (a)	782	917	2,519	2,953
Other operation and maintenance	212	194	765	677
Depreciation	61	49	177	141
Taxes, other than income	12	6	34	21
Energy-related businesses	95	101	269	280
Total operating expenses	1,162	1,267	3,764	4,072
Other Income (Expense) - net (b)	6	6	19	42
Other-Than-Temporary Impairments			3	18
Interest Expense (c)	46	44	148	132
Income Tax Expense (Benefit)	79	(11)	178	(8)
Loss from Discontinued Operations	(54)	(4)	(38)	(14)
Noncontrolling Interest	1	1	1	1
Net Income (Loss) Attributable to PPL Energy Supply	$172	$(40)	$324	$(29)

(a)	Includes impact from energy-related economic activity. See "Commodity Price Risk (Non-trading) - Economic Activity" in Note 14 to the Financial Statements for additional information.
(b)	Includes interest income from affiliates.
(c)	Includes interest expense with affiliate.

The after-tax changes in net income (loss) attributable to PPL Energy Supply between these periods were due to the following factors.

	Sept. 30, 2010 vs. Sept. 30, 2009
	Three Months Ended	Nine Months Ended

Eastern U.S. non-trading margins	$132	$453
Western U.S. non-trading margins	2	8
Net energy trading margins	(15)	(3)
Other operation and maintenance	(7)	(34)
Depreciation	(7)	(21)
Other income (expense) - net		(6)
Interest expense		(4)
Income taxes and other	27	19
Discontinued operations, net of special items (Note 8)	13	16
Special items	67	(75)
	$212	$353

•	See "Domestic Gross Energy Margins" for an explanation of non-trading margins and net energy trading margins.

•	Other operation and maintenance increased for both periods primarily due to higher costs at eastern generation plants.

•
Depreciation increased for both periods primarily due to the completion of the Brunner Island environmental projects, which impacted depreciation expense primarily beginning in the second half of 2009.

•
Income taxes decreased for both periods primarily due to a lower effective tax rate in 2010, in part due to a release of tax reserves, a release of valuation allowances, investment tax credits and a tax benefit from the manufacturing deduction.

The following after-tax amounts, which management considers special items, also impacted the Supply segment's earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Adjusted energy-related economic activity, net (a)	$4	$(130)	$(115)	$(168)
Sales of assets:
Long Island generation business (Note 8)				(34)
Sundance indemnification			1
Impairments:
Adjustments - NDT investments (b)				(1)
Impacts from emission allowances (c)	(2)		(9)	(15)
Other asset impairments				(2)
Pending E.ON U.S. acquisition-related costs:
Monetization of certain full-requirement sales contracts (d)	(27)		(102)
Anticipated sale of certain non-core generation facilities (Note 8)	(62)		(62)
Workforce reduction (Note 9)				(6)
Other:
Change in tax accounting method related to repairs (e)		(25)		(25)
Montana hydroelectric litigation (Note 10)	(1)		(34)
Health Care Reform - tax impact (Note 9)			(5)
Total	$(88)	$(155)	$(326)	$(251)

(a)	See "Reconciliation of Economic Activity" below.
(b)	Represents other-than-temporary impairment charges on securities, including reversals of previous impairments when securities previously impaired were sold.
(c)
The nine months ended September 30, 2009 includes a pre-tax gain of $4 million related to the settlement of a dispute regarding the sale of certain annual nitrogen oxide allowance put options.  Also, see Note 13 to the Financial Statements for information on impairments of sulfur dioxide emission allowances.

(d)	See "Components of Monetization of Certain Full-Requirement Sales Contracts" below.
(e)	Relates to a change in method of accounting for certain expenditures for tax purposes. See Note 5 for additional information.

Reconciliation of Economic Activity

The following table reconciles unrealized pre-tax gains (losses) from the table within "Commodity Price Risk (Non-trading) - Economic Activity" in Note 14 to the Financial Statements to the special item identified as "Adjusted energy-related economic activity, net."

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Operating Revenues
Unregulated retail electric and gas	$8		$16	$2
Wholesale energy marketing	52	$(307)	(190)	(67)
Operating Expenses
Fuel	16	7	13	35
Energy purchases	(300)	79	(418)	(255)
Energy-related economic activity (a)	(224)	(221)	(579)	(285)
Option premiums (b)	21		46
Adjusted energy-related economic activity	(203)	(221)	(533)	(285)
Less: Unrealized economic activity associated with the monetization of certain full-requirement sales contracts (c)	(208)		(335)
Adjusted energy-related economic activity, net - pre tax	$5	$(221)	$(198)	$(285)

Adjusted energy-related economic activity, net - after tax	$4	$(130)	$(115)	$(168)

(a)	The components of this item are from the table within "Commodity Price Risk (Non-trading) - Economic Activity" in Note 14 to the Financial Statements.
(b)
Adjustment for the net deferral and amortization of option premiums over the delivery period of the item that was hedged or upon realization.  After-tax amounts for the three and nine months ended September 30, 2010 were $13 million and $27 million.

(c)	See "Components of Monetization of Certain Full-Requirement Sales Contracts" below.

Components of Monetization of Certain Full-Requirement Sales Contracts

The following table provides the components of the "Monetization of Certain Full-Requirements Sales Contracts" special item.

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010

Full-requirement sales contracts monetized (a)	$32	$(28)
Economic activity related to the full-requirement sales contracts monetized	(79)	(146)
Monetization of certain full-requirement sales contracts, pre-tax (b)	$(47)	$(174)

Monetization of certain full-requirement sales contracts, after-tax	$(27)	$(102)

(a)	See "Commodity Price Risk (Non-trading) – Monetization of Certain Full-Requirement Sales Contracts" in Note 14 to the Financial Statements for additional information.
(b)
The three and nine-month periods include unrealized losses of $208 million and $335 million from the "Reconciliation of Economic Activity" table above.  These amounts are reflected in "Wholesale energy marketing - Unrealized economic activity" and "Energy purchases - Unrealized economic activity" on the Statement of Income.  Both periods include net realized gains of $161 million, which are reflected in "Wholesale energy marketing - Realized" and "Energy purchases - Realized" on the Statement of Income.  This economic activity will continue to be realized through May 2013.

Outlook

Excluding special items, PPL Energy Supply projects higher earnings from its Supply segment in 2010 compared with 2009, primarily due to higher energy margins as a result of higher Eastern baseload generation pricing compared to the prices realized in 2009.  This positive earnings driver is expected to be partially offset by higher operation and maintenance expenses, higher depreciation, and higher financing costs.

As described in Note 8 to the Financial Statements, a PPL Energy Supply subsidiary has entered into an agreement to sell its three remaining hydroelectric facilities to a coalition of government agencies and private groups.  Upon completion of the pending sale, PPL Energy Supply will record an after-tax gain of between $14 million and $18 million.  This after-tax gain will be reflected as a special item and will include contingent consideration to be received from the buyer of other hydroelectric facilities sold in November 2009.  The after-tax gain decreases to between $7 million and $9 million in the event the sale of the three remaining facilities occurs after November 1, 2013.

International Delivery Segment

The International Delivery segment primarily includes the electric distribution operations of WPD.

International Delivery segment net income attributable to PPL Energy Supply was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Utility revenues	$163	$165	$538	$496
Energy-related businesses	9	9	25	24
Total operating revenues	172	174	563	520
Other operation and maintenance	39	32	122	97
Depreciation	28	31	86	84
Taxes, other than income	12	16	39	42
Energy-related businesses	4	5	12	12
Total operating expenses	83	84	259	235
Other Income (Expense) - net		2	2	(9)
Interest Expense	38	28	102	59
Income Tax Expense (Benefit)	(42)	16	(23)	20
Loss from Discontinued Operations		(24)		(24)
Net Income Attributable to PPL Energy Supply	$93	$24	$227	$173

The after-tax changes in net income attributable to PPL Energy Supply between these periods were due to the following factors.

	Sept. 30, 2010 vs. Sept. 30, 2009
	Three Months Ended	Nine Months Ended
U.K.
Utility revenues	$7	$23
Other operation and maintenance	(5)	(19)
Other income (expense) - net	1
Interest expense	(9)	(31)
Income taxes	2	(23)
Foreign currency exchange rates	(3)	6
Other	3	2
U.S. income taxes	22	33
Other	1	5
Special items	50	58
	$69	$54

•
Higher U.K. utility revenues for the three-month period primarily due to a price increase in April 2010, partially offset by unfavorable changes in customer mix.  Higher U.K. utility revenues for the nine-month period primarily due to price increases in April 2010 and 2009, partially offset by revised estimates of network electricity losses and unfavorable changes in customer mix.

•
Higher U.K. other operation and maintenance for both periods primarily due to higher pension expenses resulting from an increase in amortization of actuarial losses and a decrease in the discount rate.

•	Higher U.K. interest expense for both periods on the Index-linked Senior Unsecured Notes primarily due to higher inflation rates and higher interest expense related to the March 2010 debt issuance.

•	Higher U.K. income taxes for the nine-month period primarily due to favorable settlements of uncertain tax positions in 2009.

•
Changes in U.K. foreign currency exchange rates positively affected WPD earnings for the nine-month period and negatively affected WPD earnings for the three-month period.  The weighted-average exchange rate for the British pound sterling was $1.52 and $1.55 for the three and nine months ended September 30, 2010, compared with $1.64 and $1.50 for the same periods in 2009.

•	Lower U.S. income taxes for both periods primarily from a favorable U.S. Tax Court ruling in 2010 on the creditability of the U.K. Windfall Profits Tax.

The following after-tax amounts, which management considers special items, also impacted the International Delivery segment's earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Foreign currency-related economic hedges - unrealized impacts (a)	$(1)	$4	$(2)	$(2)
Sales of assets:
Latin American businesses (Note 8)		(24)		(24)
Asset impairments				(1)
Workforce reduction (Note 9)				(2)
Other:
Change in U.K. tax rate (Note 5)	19		19
U.S. Tax Court ruling (b)	12		12
Total	$30	$(20)	$29	$(29)

(a)	Represents unrealized gains (losses) on contracts that economically hedge anticipated earnings denominated in British pounds sterling.
(b)
Represents the net tax benefit recorded as a result of the U.S. Tax Court ruling that the U.K. Windfall Profits Tax is creditable for U.S. tax purposes, excluding the reversal of accrued interest.  See Note 5 to the Financial Statements for additional information.

Outlook

Excluding special items, PPL Energy Supply projects lower earnings from its International Delivery segment in 2010 compared with 2009 as a result of higher financing costs, higher pension and operation and maintenance expenses, and higher income taxes.  These negative factors are expected to be partially offset by higher utility revenues and favorable foreign currency effects.

Statement of Income Analysis --

Domestic Gross Energy Margins

Non-GAAP Financial Measure

The following discussion includes financial information prepared in accordance with GAAP, as well as a non-GAAP financial measure, "Domestic Gross Energy Margins."  "Domestic Gross Energy Margins" is a single financial performance measure of PPL Energy Supply's domestic energy non-trading and trading activities.  In calculating this measure, the Supply segment's energy revenues are offset by the cost of fuel and energy purchases, and adjusted for other related items.  In addition, PPL Energy Supply excludes from "Domestic Gross Energy Margins" energy-related economic activity, which includes the changes in fair value of positions used to economically hedge a portion of the economic value of PPL Energy Supply's generation assets, full-requirement and retail activities.  This economic value is subject to changes in fair value due to market price volatility of the input and output commodities (e.g., fuel and power) prior to the delivery period that was hedged.  Also included in this energy-related economic activity is the ineffective portion of qualifying cash flow hedges, net losses on the monetization of certain full-requirement sales contracts and premium amortization associated with options.  This economic activity is deferred, with the exception of the net losses on the full-requirement sales contracts that were monetized, and included in domestic gross energy margins over the delivery period that was hedged or upon realization.  PPL Energy Supply believes that "Domestic Gross Energy Margins" provides another criterion to make investment decisions.  This performance measure is used, in conjunction with other information, internally by senior management and the Board of Directors of PPL to manage the domestic energy non-trading and trading activities.  PPL's management also uses "Domestic Gross Energy Margins" in measuring certain PPL corporate performance goals used in determining variable compensation.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Operating Income (a)	$435	$82	$977	$371
Adjustments:
Utility (a)	(163)	(165)	(538)	(496)
Energy-related businesses, net (b)	(7)	(7)	(22)	(20)
Other operation and maintenance (a)	251	226	887	774
Depreciation (a)	89	80	263	225
Taxes, other than income (a)	24	22	73	63
Revenue adjustments (c)	(300)	339	(31)	170
Expense adjustments (c)	350	(101)	434	173
Domestic gross energy margins	$679	$476	$2,043	$1,260

(a)	As reported on the Statements of Income.
(b)	Amount represents the net of "Energy-related businesses" revenue and expense as reported on the Statements of Income.
(c)	The components of these adjustments are detailed in the tables below.

The following tables provide the income statement line items and other adjustments that comprise domestic gross energy margins.

	Three Months Ended September 30,
	2010	2009	Change
Revenue
Wholesale energy marketing (a)	$1,244	$669	$575
Wholesale energy marketing to affiliate (a)	71	445	(374)
Unregulated retail electric and gas (a)	116	34	82
Net energy trading margins (a)	(20)	7	(27)
Revenue adjustments (b)
Impact from energy-related economic activity (c)	(335)	307	(642)
Revenues from Supply segment discontinued operations (d)	35	32	3
Total revenue adjustments	(300)	339	(639)
	1,111	1,494	(383)
Expense
Fuel (a)	322	259	63
Energy purchases (a)	459	639	(180)
Energy purchases from affiliate (a)	1	19	(18)
Expense adjustments (b)
Impact from energy-related economic activity (e)	(377)	86	(463)
Expenses from Supply segment discontinued operations (f)	12	8	4
Ancillary charges (g)	7	5	2
Gross receipts tax (h)	4		4
Other	4	2	2
Total expense adjustments	(350)	101	(451)
	432	1,018	(586)
Domestic gross energy margins	$679	$476	$203

	Nine Months Ended September 30,
	2010	2009	Change
Revenue
Wholesale energy marketing (a)	$3,592	$2,407	$1,185
Wholesale energy marketing to affiliate (a)	250	1,353	(1,103)
Unregulated retail electric and gas (a)	321	108	213
Net energy trading margins (a)	(4)	2	(6)
Revenue adjustments (b)
Impact from energy-related economic activity (c)	(126)	65	(191)
Gains from sale of RECs (g)		1	(1)
Revenues from Supply segment discontinued operations (d)	95	104	(9)
Total revenue adjustments	(31)	170	(201)
	4,128	4,040	88
Expense
Fuel (a)	810	700	110
Energy purchases (a)	1,707	2,194	(487)
Energy purchases from affiliate (a)	2	59	(57)
Expense adjustments (b)
Impact from energy-related economic activity (e)	(498)	(220)	(278)
Expenses from Supply segment discontinued operations (f)	27	16	11
Ancillary charges (g)	20	15	5
Gross receipts tax (h)	11		11
Other	6	16	(10)
Total expense adjustments	(434)	(173)	(261)
	2,085	2,780	(695)
Domestic gross energy margins	$2,043	$1,260	$783

(a)	As reported on the Statements of Income.
(b)	To include/exclude the impact of any revenues and expenses consistent with the way management reviews domestic gross energy margins internally.
(c)
See "Commodity Price Risk (Non-trading) – Economic Activity" in Note 14 to the Financial Statements for additional information.  In addition, the three and nine months ended September 30, 2010 include a pre-tax gain of $18 million and $43 million related to the amortization of option premiums and a realized gain of $257 million related to the monetization of certain full-requirement sales contracts.  These are reflected in "Wholesale energy marketing – Realized" on the Statement of Income.

(d)	Represents the operating revenues of the Supply segment businesses classified as discontinued operations. See Note 8 to the Financial Statements for additional information.
(e)
See "Commodity Price Risk (Non-trading) – Economic Activity" in Note 14 to the Financial Statements for additional information.  In addition, the three and nine months ended September 30, 2010 include a pre-tax gain of $3 million related to the amortization of option premiums, and a realized loss of $96 million related to the monetization of certain full-requirement sales contracts.  These amounts are reflected in "Energy purchases – Realized" on the Statement of Income.

(f)
Represents fuel costs and energy purchases associated with the anticipated sale of certain non-core generation facilities that are classified as discontinued operations.  See Note 8 to the Financial Statements for additional information.

(g)	Included in "Other operation and maintenance" on the Statements of Income.
(h)	Included in "Taxes, other than income" on the Statement of Income.

Domestic Gross Energy Margins By Region

Domestic gross energy margins are generated through PPL Energy Supply's non-trading and trading activities.  PPL Energy Supply manages its non-trading energy business on a geographic basis that is aligned with its generation assets.

	Three Months Ended September 30,
	2010	2009	Change
Non-trading:
Eastern U.S.	$611	$385	$226
Western U.S.	88	84	4
Net energy trading	(20)	7	(27)
Domestic gross energy margins	$679	$476	$203

	Nine Months Ended September 30,
	2010	2009	Change
Non-trading:
Eastern U.S.	$1,788	$1,013	$775
Western U.S.	259	245	14
Net energy trading	(4)	2	(6)
Domestic gross energy margins	$2,043	$1,260	$783

Eastern U.S.

The increases for both periods were primarily due to significantly higher pricing in 2010 for eastern baseload generation of $267 million and $858 million compared with prices realized under the PLR contract with PPL Electric that expired at the end of 2009.  Partially offsetting the increases for both periods were lower realized net margins from full-requirement sales contracts due to lower customer demand.

Western U.S.

The increases for both periods were primarily due to higher average prices, partially offset by lower volumes.

Net Energy Trading

The unfavorable variance for the three-month period was primarily due to lower trading margins related to power.  The unfavorable variance for the nine-month period was primarily due to lower trading margins related to power, partially offset by higher trading margins related to FTRs.

Utility Revenues

The changes in utility revenues were attributable to:

	Sept. 30, 2010 vs. Sept. 30, 2009
	Three Months Ended	Nine Months Ended

U.K. electric delivery revenue	$10	$33
U.K. foreign currency exchange rates	(12)	9
	$(2)	$42

Higher U.K. electric delivery revenue for the three months ended September 30, 2010, compared with the same period in 2009, was mainly due to an increase in prices effective April 1, 2010, partially offset by unfavorable changes in customer mix.

Higher U.K. electric delivery revenue for the nine months ended September 30, 2010, compared with the same period in 2009, was mainly due to an increase in prices effective April 1, 2010 and 2009, partially offset by a revised estimate of network electricity losses and unfavorable changes in customer mix.

Other Operation and Maintenance

The changes in other operation and maintenance expenses were due to:

	Sept. 30, 2010 vs. Sept. 30, 2009
	Three Months Ended	Nine Months Ended

Montana hydroelectric litigation (Note 10)	$3	$54
Defined benefit costs (a)	7	26
Costs at fossil/hydroelectric plants (b)	1	21
Other costs at Susquehanna nuclear plant	3	14
Outage costs at Susquehanna nuclear plant	5	11
Workforce reduction (Note 9)		(13)
Impairments and other impacts - emission allowances (c)	4	(10)
Other - Domestic	4	6
Other - U.K.	(2)	4
	$25	$113

(a)	Relates primarily to reductions in the discount rates used to determine net periodic defined benefit costs between 2009 and 2010.
(b)	Relates primarily to increased outage costs.
(c)
Relates to $4 million higher impairment of sulfur dioxide emission allowances for the three-month period and a $15 million lower impairment of sulfur dioxide emission allowances for the nine-month period.  See Note 13 to the Financial Statements for additional information.  Partially offsetting the decrease for the nine-month period was a $5 million increase in the charge for the settlement of a dispute regarding the sale of certain annual nitrogen oxide allowance put options.

Depreciation

The changes in depreciation expense were due to:

	Sept. 30, 2010 vs. Sept. 30, 2009
	Three Months Ended	Nine Months Ended

Additions to PP&E (a)	$11	$37
U.K. foreign currency exchange rates	(2)	1
	$9	38

(a)	Additions include the completion of the Brunner Island environmental projects in 2010 and 2009.

Taxes, Other Than Income

The changes in taxes, other than income were due to:

	Sept. 30, 2010 vs. Sept. 30, 2009
	Three Months Ended	Nine Months Ended

Pennsylvania gross receipts tax (a)	$4	$11
Other	(2)	(1)
	$2	$10

(a)
Primarily due to an increase in electricity revenues as customers chose alternative suppliers in 2010 due to the expiration of generation rate caps.  This tax is included in "Domestic Gross Energy Margins" above.

Other Income (Expense) - net

See Note 12 to the Financial Statements for details.

Other-Than-Temporary Impairments

Other-than-temporary impairments recognized during the nine months ended September 30, 2010 were $3 million, compared with $18 million for the same period in 2009.  This decrease was primarily due to stronger investment returns in the NDT funds caused by improved conditions within the financial markets.

Interest Expense

The changes in interest expense were due to:

	Sept. 30, 2010 vs. Sept. 30, 2009
	Three Months Ended	Nine Months Ended

Inflation adjustment on U.K. Index-linked Senior Unsecured Notes	$3	$24
Capitalized interest (a)	2	15
Short-term debt interest expense	8	12
Montana hydroelectric litigation (Note 10)	1	9
Long-term debt interest expense	1	(1)
U.K. foreign currency exchange rates	(3)
	$12	$59

(a)	During the nine months ended September 30, 2009, $9 million was capitalized related to the Brunner Island environmental projects. The majority of these projects were completed in 2009.

Income Taxes

The changes in income taxes were due to:

	Sept. 30, 2010 vs. Sept. 30, 2009
	Three Months Ended	Nine Months Ended

Higher pre-tax book income	$145	$237
Foreign tax reserve adjustments	(31)	29
Health Care Reform		5
Federal and state tax reserve adjustments	(48)	(54)
Federal and state tax return adjustments	(26)	(26)
U.K. Finance Act adjustments	(19)	(19)
Domestic manufacturing deduction	(8)	(13)
U.S. income tax on foreign earnings, net of foreign tax credit	(7)	(10)
Investment tax credits	(4)	(7)
U.K. capital loss benefit	28	(6)
Other	2	7
	$32	$143

See Note 5 to the Financial Statements for additional information.

Discontinued Operations

See "Discontinued Operations" in Note 8 to the Financial Statements for information related to various 2010 and 2009 sales, including the anticipated sale of certain non-core generation facilities expected to occur in the fourth quarter of 2010.

Financial Condition

Liquidity and Capital Resources

PPL Energy Supply had the following at:

	September 30, 2010	December 31, 2009

Cash and cash equivalents	$4,442	$245
Short-term debt	181	639

The $4.2 billion increase in PPL Energy Supply's cash and cash equivalents position was primarily the net result of:

•	contributions from Member of $3.5 billion;
•	$1.6 billion of cash provided by operating activities;
•	proceeds of $600 million from the issuance of long-term debt;
•	proceeds of $124 million from the sale of the Long Island generation business;
•	$716 million of capital expenditures;
•	distributions to Member of $512 million; and
•	a net decrease in short-term debt of $443 million (excluding the impact of U.K. foreign currency exchange rates).

The cash contributions received from its member relate to the funds received by PPL in June 2010 from the issuance of common stock and Equity Units.  These funds were invested by a subsidiary of PPL Energy Supply until they were returned to its member in October 2010 to be available to partially fund PPL's acquisition of E.ON U.S. and pay certain acquisition-related fees and expenses.

Auction Rate Securities

In 2010, PPL Energy Supply's investment in auction rate securities continues to be impacted by auction failures and the resulting inability to liquidate these securities.  PPL Energy Supply held auction rate securities with an aggregate par value of $20 million at September 30, 2010 and December 31, 2009.  PPL Energy Supply concluded that the fair value of auction rate securities approximated par value at September 30, 2010 and December 31, 2009.  Because PPL Energy Supply intends and has the ability to hold these auction rate securities until they can be liquidated at par value, PPL Energy Supply believes that it does not have significant exposure to realize losses on these securities.  Based upon the evaluation of available information, PPL Energy Supply believes these investments continue to be of high credit quality.  Additionally, PPL Energy Supply does not anticipate having to sell these securities to fund operations.  During the three and nine months ended September 30, 2010, PPL Energy Supply liquidated an insignificant amount of securities at par.  See Note 13 to the Financial Statements for further discussion of auction rate securities.

Credit Arrangements

At September 30, 2010, PPL Energy Supply's total committed borrowing capacity under its credit facilities and the use of this borrowing capacity were:

	Committed Capacity		Borrowed		Letters of Credit Issued	Unused Capacity

PPL Energy Supply Domestic Credit Facilities (a)		$3,725			$233		$3,492

WPDH Limited Credit Facility	₤	150	₤	121	n/a	₤	29
WPD (South West) Credit Facility		210			n/a		210
Total WPD Credit Facilities (b)	₤	360	₤	121	n/a	₤	239

(a)
In March 2010, PPL Energy Supply's 364-day $200 million bilateral credit facility was amended.  The amendment included extending the expiration date to March 2013, thereby making it a three-year facility, and setting related fees based on the company's senior unsecured long-term debt rating.

In June 2010, PPL Energy Supply closed into escrow a new $4 billion syndicated credit facility, expiring December 31, 2014, that, upon effectiveness, is intended to replace its 364-day $400 million syndicated credit facility, which expired in September 2010, and its $3.2 billion 5-year syndicated credit facility.  In the third quarter of 2010, the escrowed facility was amended to provide PPL Energy Supply the ability to make the facility effective upon five business days written notice.

In October 2010, PPL Energy Supply terminated the $3.2 billion 5-year syndicated credit facility and made the $4 billion syndicated credit facility effective.  PPL Energy Supply subsequently borrowed $3.2 billion under the new credit facility in October 2010 in order to enable a subsidiary to make loans to certain affiliates to provide interim financing of amounts required by PPL to partially fund PPL's pending acquisition of E.ON U.S.  Such borrowing bears interest at 2.26% and  is expected to be repaid subsequent to the closing of PPL's acquisition of E.ON U.S through the issuance of long-term debt by certain affiliates.

The commitments under PPL Energy Supply's domestic credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than 12% of the total committed capacity, when considering the October 2010 changes to PPL Energy Supply's credit facilities.

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

In August 2010, PPL Energy Supply elected to change the interest rate mode on the Exempt Facilities Revenue Refunding Bonds, Series 2009A and 2009B due 2038 and Series 2009C due 2037 (PPL Energy Supply, LLC Project) that were issued by the PEDFA on behalf of PPL Energy Supply in 2009 from a commercial paper rate to a term rate of 3.00% for five years, effective in September 2010.

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

In prior periodic reports, PPL Energy Supply described its then-current debt ratings in connection with, and to facilitate, an understanding of its liquidity position.  As a result of the passage of the Dodd-Frank Act and the attendant uncertainties relating to the extent to which issuers of non-asset backed securities may disclose credit ratings without being required to obtain rating agency consent to the inclusion of such disclosure, or incorporation by reference of such disclosure, in a registrant's registration statement or section 10(a) prospectus, PPL Energy Supply is limiting its credit rating disclosure to a description of the actions taken by the rating agencies with respect to PPL Energy Supply's ratings, but without stating what ratings have been assigned to PPL Energy Supply or its subsidiaries, or their securities.  The ratings assigned by the rating agencies to PPL Energy Supply and its subsidiaries and their respective securities may be found, without charge, on each of the respective ratings agencies' websites, which ratings together with all other information contained on such rating agency websites is, hereby, explicitly not incorporated by reference in this report.

The rating agencies took the following actions related to PPL Energy Supply and its subsidiaries in 2010.

Moody's

Following PPL's announced agreement to acquire E.ON U.S., Moody's affirmed its senior unsecured notes credit rating and outlook for PPL Energy Supply in April 2010.

In August 2010, Moody's affirmed all of PPL Energy Supply's ratings.

S&P

Following PPL's announced agreement to acquire E.ON U.S., S&P took the following actions in April 2010:

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

Following PPL’s receipt of FERC approval of its pending acquisition of E.ON U.S., S&P took the following actions in October 2010:

•	Revised the outlook for PPL Energy Supply;
•	Raised the issuer rating of PPL Energy Supply;
•	Raised the senior unsecured debt rating of PPL Energy Supply.

Fitch

Following PPL's announced agreement to acquire E.ON U.S., Fitch affirmed its credit ratings and outlook for PPL Energy Supply in April 2010.

In May 2010, Fitch affirmed its rating and issued an outlook for PPL Montana's Pass Through Certificates due 2020.

In October 2010, Fitch affirmed its credit ratings for and revised the outlook of WPDH Limited, WPD (South Wales) and WPD (South West).

Ratings Triggers

PPL Energy Supply has various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, tolling agreements, and interest rate and foreign currency instruments, which contain provisions requiring PPL Energy Supply to post additional collateral, or permit the counterparty to terminate the contract, if PPL Energy Supply's credit rating were to fall below investment grade.  See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral that would have been required for derivative contracts in a net liability position at September 30, 2010.  At September 30, 2010, if PPL Energy Supply's credit rating had been below investment grade, PPL Energy Supply would have been required to post an additional $402 million of collateral to counterparties for both derivative and non-derivative commodity and commodity-related contracts used in its generation, marketing and trading operations and interest rate and foreign currency contracts.

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

Commodity Price Risk (Non-trading)

PPL Energy Supply segregates its non-trading activities into two categories:  hedge activity and economic activity.  See Note 14 to the Financial Statements for additional information on hedge and economic activity.  The net fair value of economic positions at September 30, 2010 and December 31, 2009, were net liabilities of $476 million and $77 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Fair value of contracts outstanding at the beginning of the period	$1,303	$1,065	$1,280	$402
Contracts realized or otherwise settled during the period	(96)	67	(330)	267
Fair value of new contracts entered into during the period	3	68	10	124
Changes in fair value attributable to changes in valuation techniques (a)			(23)
Other changes in fair value	144	(82)	417	325
Fair value of contracts outstanding at the end of the period	$1,354	$1,118	$1,354	$1,118

(a)
At June 30, 2010, PPL Energy Supply used market bids to value certain full-requirement sales contracts previously valued using the income approach.  See Note 14 to the Financial Statements for a discussion of the monetization of these contracts.

The following table segregates the net fair value of PPL Energy Supply's non-trading commodity derivative contracts at September 30, 2010 based on whether the fair value was determined by prices quoted in active markets for identical instruments or other more subjective means.

	Net Asset (Liability)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value
Prices quoted in active markets for identical instruments
Prices based on significant other observable inputs	$506	$804	$17	$13	$1,340
Prices based on significant unobservable inputs	8	3	2	1	14
Fair value of contracts outstanding at the end of the period	$514	$807	$19	$14	$1,354

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

Commodity Price Risk (Trading)

PPL Energy Supply's trading contracts mature at various times through 2015.  The following table sets forth the changes in PPL Energy Supply's net fair value of trading commodity derivative contracts.  See Notes 13 and 14 to the Financial Statements for additional information.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Fair value of contracts outstanding at the beginning of the period	$4	$(13)	$(6)	$(75)
Contracts realized or otherwise settled during the period	(8)	(11)	(8)	22
Fair value of new contracts entered into during the period	45	(5)	47	30
Other changes in fair value	(39)	17	(31)	11
Fair value of contracts outstanding at the end of the period	$2	$(12)	$2	$(12)

PPL Energy Supply will reverse unrealized losses of approximately $2 million over the next three months as the transactions are realized.

The following table segregates the net fair value of PPL Energy Supply's trading commodity derivative contracts at September 30, 2010 based on whether the fair value was determined by prices quoted in active markets for identical instruments or other more subjective means.

	Net Asset (Liability)
	Maturity Less Than 1 Year	Maturity 1-3 Years	Maturity 4-5 Years	Maturity in Excess of 5 Years	Total Fair Value
Source of Fair Value
Prices quoted in active markets for identical instruments	$1				$1
Prices based on significant other observable inputs	(4)	$2	$3		1
Prices based on significant other unobservable inputs
Fair value of contracts outstanding at the end of the period	$(3)	$2	$3		$2

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

	Trading VaR		Non-Trading VaR
	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,
	2010	2009	2010	2009

95% Confidence Level, Five-Day Holding Period
Period End	$8	$3	$6	$8
Average for the Period	4	4	9	9
High	9	8	12	11
Low	1	1	4	8

Both the trading and non-trading VaR computations exclude FTRs due to the absence of reliable spot and forward markets.  The fair value of the FTR positions at September 30, 2010 was an unrealized loss of $3 million and consisted of the following:

	2010	2011

Non-trading	$1	$2

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

At September 30, 2010, PPL Energy Supply's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was insignificant.

PPL Energy Supply is also exposed to changes in the fair value of its domestic and international debt portfolios.  PPL Energy Supply estimated that a 10% decrease in interest rates at September 30, 2010 would increase the fair value of its debt portfolio by $218 million.

At September 30, 2010, PPL Energy Supply had the following interest rate hedges outstanding:

	Exposure Hedged	Fair Value, Net - Asset (a)	Effect of a 10% Adverse Movement in Rates (b)
Cash flow hedges
Interest rate swaps (c)
Cross-currency swaps (d)	$302	$48	$(41)
Fair value hedges
Interest rate swaps (e)

(a)	Includes accrued interest, if applicable.
(b)	Effects of adverse movements decrease assets or increase liabilities, as applicable, which could result in an asset becoming a liability.
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

At September 30, 2010, PPL Energy Supply had the following foreign currency hedges outstanding:

	Exposure Hedged	Fair Value, Net - Asset	Effect of a 10% Adverse Movement in Foreign Currency Exchange Rates (a)

Net investment hedges (b)	£15	$6	$(2)
Economic hedges (c)	60		(7)

(a)	Effects of adverse movements decrease assets or increase liabilities, as applicable, which could result in an asset becoming a liability.
(b)
To protect the value of a portion of PPL Energy Supply's net investment in WPD, PPL executed forward contracts to sell British pounds sterling.  The settlement dates of these contracts range from March 2011 through June 2011.

(c)
To economically hedge the translation of 2010 and 2011 expected income denominated in British pounds sterling to U.S. dollars, PPL entered into a combination of average rate forwards and average rate options to sell British pounds sterling.  The forwards and options have termination dates ranging from October 2010 through March 2011.

NDT Funds - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna nuclear plant.  At September 30, 2010, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on PPL Energy Supply's Balance Sheet.  The mix of securities is designed to provide returns sufficient to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs.  However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are primarily exposed to changes in interest rates.  PPL actively monitors the investment performance and periodically reviews asset allocation in accordance with its NDT policy statement.  At September 30, 2010, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $40 million reduction in the fair value of the trust assets.  See Notes 13 and 17 to the Financial Statements for additional information regarding the NDT funds.

Credit Risk

See Notes 13 and 14 to the Financial Statements and "Risk Management - Energy Marketing & Trading and Other - Credit Risk" in PPL Energy Supply's 2009 Form 10-K for information on credit risk and credit concentration.

Foreign Currency Translation

During 2010 and 2009, the British pound sterling fluctuated in relation to the U.S. dollar.  Changes in these exchange rates resulted in a foreign currency translation loss of $83 million for the nine months ended September 30, 2010, which primarily reflected a $223 million reduction to PP&E offset by a reduction of $140 million to net liabilities.  Changes in these exchange rates resulted in a foreign currency translation gain of $93 million for the nine months ended September 30, 2009, which primarily reflected a $201 million increase to PP&E offset by an increase of $108 million to net liabilities.  These adjustments resulting from translation are recorded in AOCI.

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

Acquisitions, Development and Divestitures

PPL Energy Supply is currently planning incremental capacity increases of 236 MW primarily at its existing generating facilities.

In 2010 and 2009, PPL Energy Supply sold its Long Island generation business and the majority of its Maine hydroelectric generation business.  It is also in the process of selling the three remaining Maine hydroelectric facilities and certain other non-core generation facilities.

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

When comparing the three and nine months ended September 30, 2010 with the same periods in 2009, certain line items on PPL Electric's financial statements were impacted by the expiration of generation rate caps, the resulting competitive solicitations for power supply, the migration of customers to alternative suppliers, the Customer Choice Act and Act 129.  These items had minimal impact on PPL Electric's domestic gross delivery margins as approved recovery mechanisms allow for cost recovery of associated expenses, including the cost of energy provided as a PLR.  However, PPL Electric's 2010 domestic gross delivery margins were negatively impacted by the expiration of CTC recovery in December 2009.  PPL Electric continues to remain the delivery provider for all customers in its service territory and charges a regulated rate for the service of delivering electricity.

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

Results of Operations

The following discussion begins with a summary of PPL Electric's earnings.  "Results of Operations" continues with a description of key factors that management expects may impact future earnings.  This section ends with "Statement of Income Analysis," which includes explanations of significant changes in principal items on PPL Electric's Statements of Income, comparing the three and nine months ended September 30, 2010 with the same periods in 2009.

The results for interim periods can be disproportionately influenced by various factors and developments and by seasonal variations, and as such, the results of operations for interim periods do not necessarily indicate results or trends for the year or for future operating results.

Earnings

Net income available to PPL was:

Three Months Ended September 30,		Nine Months Ended September 30,
2010	2009	2010	2009

$36	$27	$89	$93

The after-tax changes in net income available to PPL between these periods were due to the following factors, including several special items that management considers significant.  Details of the special items are shown below.

	Sept. 30, 2010 vs. Sept. 30, 2009
	Three Months Ended	Nine Months Ended

Domestic gross delivery margins	$6	$5
Other operation and maintenance	(3)	(19)
Depreciation	(1)	(3)
Interest expense	4	10
Distributions on preferred securities	1	(2)
Income taxes and other	2	(1)
Special items		6
	$9	$(4)

•	See "Domestic Gross Delivery Margins" for an explanation of margins generated by PPL Electric's domestic regulated electric delivery operations.

•
Other operation and maintenance increased for the three-month period primarily due to higher payroll-related costs due to increased staffing.  Other operation and maintenance increased for the nine-month period primarily due to higher payroll-related costs due to increased staffing and higher vegetation management costs.

•	Interest expense decreased for both periods primarily due to long-term debt retirements in the third quarter of 2009.

The following after-tax amounts, which management considers special items, also impacted earnings.

Nine Months Ended September 30, 2009
Asset impairments	$(1)
Workforce reduction (Note 9)	(5)
Total	$(6)

Outlook

Excluding special items, PPL Electric projects lower earnings in 2010 compared with 2009, primarily driven by higher operation and maintenance expenses and depreciation, partially offset by lower taxes and lower financing costs.

In March 2010, PPL Electric filed a request with the PUC to increase distribution rates by approximately $115 million.  The proposed distribution revenue rate increase, to be effective January 1, 2011, would have resulted in a 2.4% increase over PPL Electric's projected 2010 revenues.  In October 2010, the Administrative Law Judge recommended approval of a settlement filed by the parties that provides for a rate increase of $77.5 million, or 1.6% over PPL Electric's projected 2010 revenues, subject to the issuance of a final PUC order.  The Administrative Law Judge addressed all issues, including revenue allocation, rate design, the purchase of receivables program and cost allocation methodology.  The PUC is expected to act by year-end on all issues.  PPL Electric cannot predict the outcome of this proceeding.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Operating Income (a)	$79	$78	$222	$245
Adjustments:
Other operation and maintenance (a)	126	103	377	307
Depreciation (a)	34	33	101	96
Taxes, other than income (a)	32	47	108	145
Expense adjustments (b)	(54)	(54)	(171)	(164)
Domestic gross delivery margins	$217	$207	$637	$629

(a)	As reported on the Statements of Income.
(b)	The components of these adjustments are detailed in the tables below.

The following tables provide the income statement line items and other adjustments that comprise domestic gross delivery margins.

	Three Months Ended September 30,
	2010	2009	Change
Revenue
Retail electric (a)	$570	$790	$(220)
Wholesale electric to affiliate (a)	1	19	(18)
	571	809	(238)
Expense
Energy purchases (a)	229	30	199
Energy purchases from affiliate (a)	71	445	(374)
Amortization of recoverable transition costs (a)		73	(73)
Expense adjustments (b)
Gross receipts tax (c)	29	46	(17)
Act 129 (d)	18		18
Other	7	8	(1)
Total expense adjustments	54	54
	354	602	(248)
Domestic gross delivery margins	$217	$207	$10

	Nine Months Ended September 30,
	2010	2009	Change
Revenue
Retail electric (a)	$1,904	$2,407	$(503)
Wholesale electric to affiliate (a)	2	59	(57)
	1,906	2,466	(560)
Expense
Energy purchases (a)	848	93	755
Energy purchases from affiliate (a)	250	1,353	(1,103)
Amortization of recoverable transition costs (a)		227	(227)
Expense adjustments (b)
Gross receipts tax (c)	101	141	(40)
Act 129 (d)	55		55
Other	15	23	(8)
Total expense adjustments	171	164	7
	1,269	1,837	(568)
Domestic gross delivery margins	$637	$629	$8

(a)	As reported on the Statements of Income.
(b)	To include/exclude the impact of any revenues and expenses consistent with the way management reviews domestic gross delivery margins internally.
(c)	Included in "Taxes, other than income" on the Statements of Income.
(d)	Included in "Other operation and maintenance" on the Statement of Income.

Domestic Gross Delivery Margins by Component

Domestic gross delivery margins are generated through PPL Electric's domestic regulated electric distribution activities, including PLR supply, and transmission activities.

	Three Months Ended September 30,
	2010	2009	Change

Distribution	$170	$168	$2
Transmission	47	39	8
Domestic gross delivery margins	$217	$207	$10

	Nine Months Ended September 30,
	2010	2009	Change

Distribution	$506	$523	$(17)
Transmission	131	106	25
Domestic gross delivery margins	$637	$629	$8

Distribution

The increase for the three-month period was primarily due to favorable weather in 2010, partially offset by margins realized in 2009 related to the collection of CTC, which ended in December 2009.

The decrease for the nine-month period was primarily due to margins realized in 2009 related to the collection of CTC, which ended in December 2009.

Transmission

The increase for both periods was primarily due to the recovery of additional costs through a FERC tariff that utilizes a formula-based rate recovery mechanism.

Other Operation and Maintenance

The changes in other operation and maintenance expenses were due to:

	Sept. 30, 2010 vs. Sept. 30, 2009
	Three Months Ended	Nine Months Ended

Amortization of Act 129 costs (a)	$18	$55
Vegetation management costs		10
Payroll-related costs	2	7
PUC-reportable storm costs, net of insurance recovery		5
Allocation of certain corporate service costs	3	4
Workforce reduction (Note 9)		(9)
Ancillary charges (b)	(3)	(9)
Other	3	7
	$23	$70

(a)
Relates to costs associated with a PUC-approved energy efficiency and conservation plan.  These costs are recovered in customer rates and substantially match the revenue recorded, therefore having minimal impact on earnings.  See "Regulatory Issues - Pennsylvania Activities" in Note 10 to the Financial Statements for additional information on this plan.  These costs are included in "Domestic Gross Delivery Margins" above.

(b)
These charges are assessed to load serving entities (LSE).  In 2010, PPL Electric is not billed directly for these charges.  The individual PLR generation suppliers incur these costs and bill PPL Electric as part of the bundled price of PLR supply, and are now reflected in energy purchases.  In 2009, PPL Electric was considered the LSE.

Depreciation

Depreciation increased by $5 million for the nine months ended September 30, 2010, compared with the same period in 2009, primarily due to PP&E additions.

Taxes, Other Than Income

Taxes, other than income decreased by $15 million and $37 million for the three and nine months ended September 30, 2010, compared with the same periods in 2009.  The decreases were primarily due to lower gross receipts tax due to a decrease in electricity revenues as customers chose alternative suppliers in 2010 due to the expiration of generation rate caps.

Financing Costs

Financing costs, which consist of "Interest Expense" and "Distributions on Preferred Securities," decreased by $8 million and $15 million for the three and nine months ended September 30, 2010, compared with the same periods in 2009.  The decrease for both periods was primarily due to long-term debt retirements in the third quarter of 2009.  The decrease for the nine-month period was partially offset by a premium paid to redeem all of PPL Electric's preferred stock in the second quarter of 2010.

Income Taxes

The changes in income taxes were due to:

	Sept. 30, 2010 vs. Sept. 30, 2009
	Three Months Ended	Nine Months Ended

Federal and state tax reserve adjustments	$(4)	$(5)
Higher (lower) pre-tax book income	3	(1)
	$(1)	$(6)

See Note 5 to the Financial Statements for additional information.

Financial Condition

Liquidity and Capital Resources

PPL Electric had the following at:

	September 30, 2010	December 31, 2009

Cash and cash equivalents	$297	$485

The $188 million decrease in PPL Electric's cash and cash equivalents position was primarily the net result of:

•	$251 million of capital expenditures;
•	$54 million for the redemption of preferred stock;
•	the payment of $62 million of dividends on common stock and preferred securities;
•	$127 million provided by operating activities; and
•	$55 million of contributions from PPL.

Credit Arrangements

At September 30, 2010, PPL Electric's total committed borrowing capacity under its credit facilities and the use of this borrowing capacity were:

	Committed Capacity	Borrowed	Letters of Credit Issued	Unused Capacity

5-year Syndicated Credit Facility (a)	$190		$13	$177
Asset-backed Credit Facility (b)	150		n/a	150
Total PPL Electric Credit Facilities	$340		$13	$327

(a)
In June 2010, PPL Electric closed into escrow a new $200 million syndicated credit facility, expiring December 31, 2014, that, upon effectiveness, is intended to replace its existing 5-year Syndicated Credit Facility.  Subject to certain conditions, the new credit facility can become effective on the earliest of (i) December 31, 2010, (ii) the date on which the acquisition of E.ON U.S. is completed by PPL, or (iii) the date on which the purchase and sale agreement relating to the acquisition of E.ON U.S. has been terminated or expired or such acquisition has otherwise been abandoned by PPL.  PPL Electric expects to make this facility effective on December 31, 2010.

The commitments under the existing credit facility are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than 18% of the total committed capacity.

(b)
In July 2010, PPL Electric and the subsidiary extended the expiration date of the credit agreement related to the asset-backed commercial paper program to July 2011.  At September 30, 2010, based on accounts receivable and unbilled revenue pledged, $150 million was available for borrowing.

See Note 7 to the Financial Statements for further discussion of PPL Electric's credit facilities.

Long-term Debt and Equity Securities

In April 2010, PPL Electric redeemed all five series of its outstanding preferred stock, with a par value in the aggregate of $51 million for $54 million, including accumulated dividends.

In September 2010, the Pollution Control Revenue Refunding Bonds, Series 2008 (PPL Electric Utilities Corporation Project) due 2023 that were issued by the PEDFA on behalf of PPL Electric in 2008 were remarketed.  Effective October 2010, the term rate on the bonds was set at 4.00% through maturity.

See Note 7 to the Financial Statements for additional information.

The Economic Stimulus Package

In April 2010, PPL Electric entered into an agreement with the DOE, in which the agency is to provide funding for one-half of a $38 million smart grid project.  The project would use smart grid technology to strengthen reliability, save energy and improve electric service for 60,000 Harrisburg, Pennsylvania area customers.  It would also provide benefits beyond the Harrisburg region, helping to speed power restoration across PPL Electric's 29-county service territory.  Work on the project is progressing on schedule, and PPL Electric is receiving reimbursements under the grant for costs incurred.  The project is scheduled to be completed by the end of September 2012.

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

In prior periodic reports, PPL Electric described its then-current debt ratings in connection with, and to facilitate, an understanding of its liquidity position.  As a result of the passage of the Dodd-Frank Act and the attendant uncertainties relating to the extent to which issuers of non-asset backed securities may disclose credit ratings without being required to obtain rating agency consent to the inclusion of such disclosure, or incorporation by reference of such disclosure, in a registrant's registration statement or section 10(a) prospectus, PPL Electric is limiting its credit rating disclosure to a description of the actions taken by the rating agencies with respect to PPL Electric's ratings, but without stating what ratings have been assigned to PPL Electric or its securities.  The ratings assigned by the rating agencies to PPL Electric and its respective securities may be found, without charge, on each of the respective ratings agencies' websites, which ratings together with all other information contained on such rating agency websites is, hereby, explicitly not incorporated by reference in this report.

The rating agencies took the following actions related to PPL Electric in 2010.

Moody's

In April 2010, Moody's took the following actions:

•	Revised the outlook for PPL Electric;
•	Lowered the rating of PPL Electric's preferred securities;
•	Lowered the issuer rating of PPL Electric; and
•	Affirmed the senior secured rating and commercial paper rating of PPL Electric.

Moody's stated in its press release that the revision in the rating for PPL Electric, while reflective of PPL's announced agreement to acquire E.ON U.S., is driven more by weakening financial metrics and the outlooks that had been in place for PPL and PPL Electric for the past year.

S&P

In April 2010, S&P affirmed its credit rating for PPL Electric following PPL's announced agreement to acquire E.ON U.S.

In October 2010, S&P affirmed its credit ratings for PPL Electric and revised the outlook on PPL Electric.

Fitch

In January 2010, as a result of implementing its revised guidelines for rating preferred stock and hybrid securities, Fitch lowered the ratings of PPL Electric's preferred stock and preference stock.  Fitch stated in its press release that the new guidelines, which apply to instruments issued by companies in all sectors, typically resulted in downgrades of one notch for many instruments that provide for the ability to defer interest or dividend payments.  Fitch stated that it has no reason to believe that deferral will be activated.

In April 2010, Fitch affirmed its credit ratings and outlook for PPL Electric following PPL's announced agreement to acquire E.ON U.S.
Capital Expenditures

The schedule below shows PPL Electric's capital expenditure projections at September 30, 2010.

	Projected
	2010	2011	2012
Construction expenditures (a) (b)
Transmission and distribution facilities	$355	$495	$528
Other	48	38	39
Total Capital Expenditures	$403	$533	$567

(a)	Includes AFUDC, which is expected to be approximately $34 million for the years 2010 through 2012.
(b)	Includes expenditures for certain intangible assets.

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

Interest Rate Risk

PPL Electric has issued debt to finance its operations, which exposes it to interest rate risk.  PPL Electric had no potential exposure to increased interest expense at September 30, 2010.  PPL Electric estimated that a 10% decrease in interest rates at September 30, 2010 would increase the fair value of its debt portfolio by $66 million.

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

At September 30, 2010, the majority of the successful bidders under all of the solicitations had an investment grade credit rating from S&P.  Successful bidders who do not have a credit rating by S&P constitute an insignificant portion of PPL Electric's PLR supply, and are subject to a lower threshold for posting collateral.  No successful bidders were required to post collateral under the Agreements at September 30, 2010.  There is no instance under these Agreements in which PPL Electric is required to post collateral to its suppliers.

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

The registrant's principal executive officer and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of September 30, 2010, the registrant's disclosure controls and procedures are effective to ensure that material information relating to the registrant and its consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared.  The aforementioned principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officer, to allow for timely decisions regarding required disclosure.

(b)	Change in internal controls over financial reporting.

The registrant's principal executive officer and principal financial officer have concluded that there were no changes in the registrant's internal control over financial reporting during the registrant's third fiscal quarter that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

Item 4(T).  Controls and Procedures

PPL Energy Supply, LLC and PPL Electric Utilities Corporation

(a)	Evaluation of disclosure controls and procedures.

The registrants' principal executive officers and principal financial officers, based on their evaluation of the registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of September 30, 2010, the registrants' disclosure controls and procedures are effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared.  The aforementioned principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, to allow for timely decisions regarding required disclosure.

(b)	Change in internal controls over financial reporting.

The registrants' principal executive officers and principal financial officers have concluded that there were no changes in the registrants' internal control over financial reporting during the registrants' third fiscal quarter that have materially affected, or are reasonably likely to materially affect, the registrants' internal control over financial reporting.

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

Item 6. Exhibits

10(a)	-
Purchase and Sale Agreement, dated as of September 9, 2010, by and between PPL Holtwood, LLC and LSP Safe Harbor Holdings, LLC (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated September 13, 2010)

10(b)	-
Purchase and Sale Agreement, dated as of September 9, 2010, by and between PPL Generation, LLC and Harbor Gen Holdings, LLC (Exhibit 10.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated September 13, 2010)

10(c)	-
$4,000,000,000 Revolving Credit Agreement, dated as of October 19, 2010, among PPL Energy Supply, LLC, the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender (Exhibit 10.1 to PPL Energy Supply, LLC Form 8-K Report (File No. 1-32944) dated October 21, 2010)

12(a)	-	PPL Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
12(b)	-	PPL Energy Supply, LLC and Subsidiaries Computation of Ratio of Earnings to Fixed Charges
12(c)	-	PPL Electric Utilities Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended September 30, 2010, filed by the following officers for the following companies:

31(a)	-	James H. Miller for PPL Corporation
31(b)	-	Paul A. Farr for PPL Corporation
31(c)	-	James H. Miller for PPL Energy Supply, LLC
31(d)	-	Paul A. Farr for PPL Energy Supply, LLC
31(e)	-	David G. DeCampli for PPL Electric Utilities Corporation
31(f)	-	Vincent Sorgi for PPL Electric Utilities Corporation

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended September 30, 2010, furnished by the following officers for the following companies:

32(a)	-	James H. Miller for PPL Corporation
32(b)	-	Paul A. Farr for PPL Corporation
32(c)	-	James H. Miller for PPL Energy Supply, LLC
32(d)	-	Paul A. Farr for PPL Energy Supply, LLC
32(e)	-	David G. DeCampli for PPL Electric Utilities Corporation
32(f)	-	Vincent Sorgi for PPL Electric Utilities Corporation

*101.INS		XBRL Instance Document for PPL Corporation
*101.SCH		XBRL Taxonomy Extension Schema for PPL Corporation
*101.CAL		XBRL Taxonomy Extension Calculation Linkbase for PPL Corporation
*101.DEF		XBRL Taxonomy Extension Definition Linkbase for PPL Corporation
*101.LAB		XBRL Taxonomy Extension Label Linkbase for PPL Corporation
*101.PRE		XBRL Taxonomy Extension Presentation Linkbase for PPL Corporation

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

PPL Corporation
(Registrant)

PPL Energy Supply, LLC
(Registrant)

PPL Electric Utilities Corporation
(Registrant)

Date: October 29, 2010	/s/ Vincent Sorgi
Vincent Sorgi
Vice President and Controller
(Chief Accounting Officer)