Form 10-K
period 2010-12-31
PPL ELECTRIC UTILITIES CORP; PPL Corp; PPL ENERGY SUPPLY LLC
filed 2011-02-28
CIK 317187, 922224, 1161976

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2010
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-11459	PPL Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-2758192

1-32944	PPL Energy Supply, LLC (Exact name of Registrant as specified in its charter) (Delaware) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-3074920

1-905	PPL Electric Utilities Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-0959590

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock of PPL Corporation	New York Stock Exchange

Corporate Units of PPL Corporation	New York Stock Exchange

Senior Notes of PPL Energy Supply, LLC
7.0% due 2046	New York Stock Exchange

Junior Subordinated Notes of PPL Capital Funding, Inc.
2007 Series A due 2067	New York Stock Exchange

Senior Notes of PPL Capital Funding, Inc.
6.85% due 2047	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Common Stock of PPL Electric Utilities Corporation

Indicate by check mark whether the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.

PPL Corporation	Yes X	No
PPL Energy Supply, LLC	Yes	No X
PPL Electric Utilities Corporation	Yes	No X

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

PPL Corporation	Yes	No X
PPL Energy Supply, LLC	Yes	No X
PPL Electric Utilities Corporation	Yes	No X

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

PPL Corporation	[ X ]
PPL Energy Supply, LLC	[ X ]
PPL Electric Utilities Corporation	[ X ]

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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act).

PPL Corporation	Yes	No X
PPL Energy Supply, LLC	Yes	No X
PPL Electric Utilities Corporation	Yes	No X

As of June 30, 2010, PPL Corporation had 482,187,931 shares of its $.01 par value Common Stock outstanding.  The aggregate market value of these common shares (based upon the closing price of these shares on the New York Stock Exchange on that date) held by non-affiliates was $12,030,588,878.  As of January 31, 2011, PPL Corporation had 484,392,173 shares of its $.01 par value Common Stock outstanding.

As of January 31, 2011, PPL Corporation held all 66,368,056 outstanding common shares, no par value, of PPL Electric Utilities Corporation.

PPL Corporation indirectly holds all of the membership interests in PPL Energy Supply, LLC.

PPL Energy Supply, LLC and PPL Electric Utilities Corporation meet the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and are therefore filing this form with the reduced disclosure format.

Documents incorporated by reference:

PPL Corporation has incorporated herein by reference certain sections of PPL Corporation's 2011 Notice of Annual Meeting and Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2010.  Such Statements will provide the information required by Part III of this Report.

PPL CORPORATION
PPL ENERGY SUPPLY, LLC
PPL ELECTRIC UTILITIES CORPORATION

FORM 10-K ANNUAL REPORT TO
THE SECURITIES AND EXCHANGE COMMISSION
FOR THE YEAR ENDED DECEMBER 31, 2010

TABLE OF CONTENTS

This combined Form 10-K is separately filed by PPL Corporation, PPL Energy Supply, LLC and PPL Electric Utilities Corporation.  Information contained herein relating to PPL Energy Supply, LLC and PPL Electric Utilities Corporation is filed by PPL Corporation and separately by PPL Energy Supply, LLC and PPL Electric Utilities Corporation on their own behalf.  No registrant makes any representation as to information relating to any other registrant, except that information relating to the two PPL Corporation subsidiaries is also attributed to PPL Corporation.

GLOSSARY OF TERMS AND ABBREVIATIONS

PPL Corporation and its current and former subsidiaries

KU - Kentucky Utilities Company, a public utility subsidiary of LG&E and KU Energy LLC engaged in the regulated generation, transmission, distribution and sale of electricity, primarily in Kentucky.  The subsidiary was acquired by PPL in November 2010.

LG&E - Louisville Gas and Electric Company, a public utility subsidiary of LG&E and KU Energy LLC engaged in the regulated generation, transmission, distribution and sale of electricity and the distribution and sale of natural gas in Kentucky.  The subsidiary was acquired by PPL in November 2010.

LKE - LG&E and KU Energy LLC (formerly E.ON U.S. LLC), a subsidiary of PPL and the parent of LG&E and KU.  PPL acquired E.ON U.S. LLC in November 2010 and changed the name to LG&E and KU Energy LLC.  Within the context of this document, references to LKE also relate to the consolidated entity.

PPL - PPL Corporation, the parent holding company of PPL Electric, PPL Energy Funding, LKE and other subsidiaries.

PPL Capital Funding - PPL Capital Funding, Inc., a wholly owned financing subsidiary of PPL.

PPL Electric - PPL Electric Utilities Corporation, a public utility subsidiary of PPL that transmits and distributes electricity in its service territory and provides electric supply to retail customers in this territory as a PLR.

PPL Energy Funding - PPL Energy Funding Corporation, a subsidiary of PPL and the parent company of PPL Energy Supply.

PPL EnergyPlus - PPL EnergyPlus, LLC, a subsidiary of PPL Energy Supply that markets and trades wholesale and retail electricity and gas, and supplies energy and energy services in competitive markets.

PPL Energy Supply - PPL Energy Supply, LLC, a subsidiary of PPL Energy Funding and the parent company of PPL Generation, PPL EnergyPlus, PPL Global and other subsidiaries.  In January 2011, PPL Energy Supply distributed its membership interest in PPL Global, representing 100% of the outstanding membership interests of PPL Global, to PPL Energy Supply's parent, PPL Energy Funding.

PPL Gas Utilities - PPL Gas Utilities Corporation, a regulated utility that provided natural gas distribution, transmission and storage services, and the competitive sale of propane, which was a subsidiary of PPL until its sale in October 2008.

PPL Generation - PPL Generation, LLC, a subsidiary of PPL Energy Supply that owns and operates U.S. generating facilities through various subsidiaries.

PPL Global - PPL Global, LLC, a subsidiary of PPL Energy Supply that primarily owns and operates a business in the U.K., WPD, that is focused on the regulated distribution of electricity.  In January 2011, PPL Energy Supply distributed its membership interest in PPL Global, representing 100% of the outstanding membership interests of PPL Global, to PPL Energy Supply's parent, PPL Energy Funding.

PPL Holtwood - PPL Holtwood, LLC, a subsidiary of PPL Generation that owns hydroelectric generating operations in Pennsylvania.

PPL Investment Corp. - PPL Investment Corporation, a subsidiary of PPL Energy Supply.

PPL Maine - PPL Maine, LLC, a subsidiary of PPL Generation that owned generating operations in Maine, until their sales in 2009 and 2010.

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

WPD (South Wales) - Western Power Distribution (South Wales) plc, a British regional electric utility company.

WPD (South West) - Western Power Distribution (South West) plc, a British regional electric utility company.

WPDH Limited - Western Power Distribution Holdings Limited, an indirect, wholly owned U.K. subsidiary of PPL Global.  Indirectly, WPDH Limited wholly owns WPD (South Wales) and WPD (South West).

WKE - Western Kentucky Energy Corp., a subsidiary of LKE that leased certain non-utility generating stations in western Kentucky until July 2009.

Other terms and abbreviations

£ - British pounds sterling.

1945 First Mortgage Bond Indenture - PPL Electric's Mortgage and Deed of Trust, dated as of October 1, 1945, to Deutsche Bank Trust Company Americas, as trustee, as supplemented.

401(h) account - A sub-account established within a qualified pension trust to provide for the payment of retiree medical costs.

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

AMT - alternative minimum tax.

AOCI - accumulated other comprehensive income or loss.

ARO - asset retirement obligation.

Baseload generation - includes the output provided by PPL's nuclear, coal, hydroelectric and qualifying facilities.

Basis - when used in the context of derivatives and commodity trading, the commodity price differential between two locations, products or time periods.

Bcf - billion cubic feet.

Black Lung Trust - a trust account maintained under federal and state Black Lung legislation for the payment of claims related to disability or death due to pneumoconiosis.

Bridge Facility - an up to $6.5 billion Senior Bridge Term Loan Credit Agreement between PPL Capital Funding, as borrower, and PPL, as guarantor, and a group of banks syndicated in June 2010, to serve as a backstop in the event alternative financing was not available prior to the closing of PPL's acquisition of E.ON U.S.

CAIR - the EPA's Clean Air Interstate Rule.

Clean Air Act - federal legislation enacted to address certain environmental issues related to air emissions, including acid rain, ozone and toxic air emissions.

COLA - license application for a combined construction permit and operating license from the NRC for a nuclear plant.

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

DRIP - Dividend Reinvestment and Direct Stock Purchase Plan.

E.ON AG - a German corporation and the parent of E.ON US Investments.

E.ON US Investments - E.ON US Investments Corp., a Delaware corporation and the former parent of E.ON U.S. LLC.  PPL acquired E.ON U.S. LLC in November 2010 and changed its name to LG&E and KU Energy LLC.

Economic Stimulus Package - The American Recovery and Reinvestment Act of 2009, generally referred to as the federal economic stimulus package, which was signed into law in February 2009.

EMF - electric and magnetic fields.

EPA - Environmental Protection Agency, a U.S. government agency.

EPS - earnings per share.

Equity Unit - consists of a Purchase Contract and, initially, a 5.0% undivided beneficial ownership interest in $1,000 principal amount of PPL Capital Funding 4.625% Junior Subordinated Notes due 2018.  Equity Units were issued in June 2010 to help fund PPL's acquisition of LKE.

ESOP - Employee Stock Ownership Plan.

Euro - the basic monetary unit among participating members of the European Union.

EWG - exempt wholesale generator.

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

GHG – greenhouse gas(es).

GWh - gigawatt-hour, one million kilowatt-hours.

Health Care Reform - The Patient Protection and Affordable Care Act (HR 3590) and the Health Care and Education Reconciliation Act of 2010 (HR 4872), signed into law in March 2010.

HMRC - HM Revenue & Customs.  The tax authority in the U.K., formerly known as Inland Revenue.

IBEW - International Brotherhood of Electrical Workers.

ICP - Incentive Compensation Plan.

ICPKE - Incentive Compensation Plan for Key Employees.

Intermediate and peaking generation - includes the output provided by PPL's oil- and natural gas-fired units.

Ironwood - a natural gas-fired power plant in Lebanon, Pennsylvania with a winter rating of 763 MW.

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

KPSC - Kentucky Public Service Commission, the state agency that has jurisdiction over the regulation of rates and service of utilities in Kentucky.

KU 2010 Mortgage Indenture - KU's Indenture dated as of October 1, 2010, to The Bank of New York Mellon, as trustee, as supplemented.

kVA - kilovolt-ampere.

kWh - kilowatt-hour, basic unit of electrical energy.

LCIDA - Lehigh County Industrial Development Authority.

LG&E 2010 Mortgage Indenture - LG&E's Indenture, dated as of October 1, 2010, to The Bank of New York Mellon, as trustee, as supplemented.

LIBOR - London Interbank Offered Rate.

Long Island generation business - includes a 79.9 MW gas-fired plant in the Edgewood section of Brentwood, New York and a 79.9 MW oil-fired plant in Shoreham, New York and related tolling agreements.  This business was sold in February 2010.

MACT - maximum achievable control technology.

MISO (Midwest Independent System Operator) - an independent system operator and the regional transmission organization that provides open-access transmission service and monitors the high voltage transmission system in all or parts of Illinois, Indiana, Iowa, Michigan, Minnesota, Missouri, Montana, Nebraska, North Dakota, Ohio, South Dakota, Wisconsin and Manitoba, Canada.

Montana Power - The Montana Power Company, a Montana-based company that sold its generating assets to PPL Montana in December 1999.  Through a series of transactions consummated during the first quarter of 2002, Montana Power sold its electricity delivery business to NorthWestern.

Moody's - Moody's Investors Service, Inc., a credit rating agency.

MW - megawatt, one thousand kilowatts.

MWh - megawatt-hour, one thousand kilowatt-hours.

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

NYMEX - New York Mercantile Exchange.

OCI - other comprehensive income or loss.

Ofgem - Office of Gas and Electricity Markets, the British agency that regulates transmission, distribution and wholesale sales of electricity and related matters.

OVEC - Ohio Valley Electric Corporation, located in Piketon, Ohio, an entity in which LKE indirectly owns an 8.13% interest.  OVEC owns and operates two coal-fired power plants, the Kyger Creek Station in Ohio and the Clifty Creek Station in Indiana, with combined nameplate capacities of 2,390 MW.

PEDFA - Pennsylvania Economic Development Financing Authority.

PJM (PJM Interconnection, L.L.C.) - operator of the electric transmission network and electric energy market in all or parts of Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia.

PLR (Provider of Last Resort) - the role of PPL Electric in providing default electricity supply to retail customers within its delivery territory who have not chosen to select an alternative electricity supplier under the Customer Choice Act.

PP&E - property, plant and equipment.

PPL Electric 2001 Mortgage Indenture - PPL Electric's Indenture, dated as of August 1, 2001, to The Bank of New York Mellon (as successor to JPMorgan Chase Bank), as trustee, as supplemented.

PUC - Pennsylvania Public Utility Commission, the state agency that regulates certain ratemaking, services, accounting and operations of Pennsylvania utilities.

PUC Final Order - final order issued by the PUC on August 27, 1998, approving the settlement of PPL Electric's restructuring proceeding.

PUHCA - Public Utility Holding Company Act of 1935, legislation passed by the U.S. Congress.  Repealed effective February 2006 by the Energy Policy Act of 2005.

Purchase Contract - a contract that is a component of the Equity Unit that requires holders to purchase shares of PPL common stock on or prior to July 1, 2013.

PURPA - Public Utility Regulatory Policies Act of 1978, legislation passed by the U.S. Congress to encourage energy conservation, efficient use of resources and equitable rates.

PURTA - The Pennsylvania Public Utility Realty Tax Act.

RAB - regulatory asset base.  This term is also commonly known as RAV.

RECs - renewable energy credits.

RFC - ReliabilityFirst Corporation (the regional reliability entity that replaced the Mid-Atlantic Area Coordination Council).

RMC - Risk Management Committee.

RTO - Regional Transmission Organization.

S&P - Standard & Poor's Ratings Services, a credit rating agency.

Sarbanes-Oxley - Sarbanes-Oxley Act of 2002, which sets requirements for management's assessment of internal controls for financial reporting.  It also requires an independent auditor to make its own assessment.

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

Total shareowner return - increase in market value of a share of the Company's common stock plus the value of all dividends paid on a share of the common stock during the applicable performance period, divided by the price of the common stock as of the beginning of the performance period.

TRA - Tennessee Regulatory Authority, the state agency that has jurisdiction over the regulation of rates and service of utilities in Tennessee.

VaR - value-at-risk, a statistical model that attempts to estimate the value of potential loss over a given holding period under normal market conditions at a given confidence level.

VEBA - Voluntary Employee Benefit Association Trust, trust accounts for health and welfare plans for future benefit payments for employees, retirees or their beneficiaries.

VIE - variable interest entity.

Volumetric risk - the risk that the actual load volumes provided under full-requirement sales contracts could vary significantly from forecasted volumes.

VSCC  - Virginia State Corporation Commission, the state agency that has jurisdiction over the regulation of Virginia corporations, including utilities.

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

FORWARD-LOOKING INFORMATION

Statements contained in this Form 10-K concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical fact are "forward-looking statements" within the meaning of the federal securities laws.  Although PPL, PPL Energy Supply and PPL Electric believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to be correct.  Forward-looking statements are subject to many risks and uncertainties, and actual results may differ materially from the results discussed in forward-looking statements.  In addition to the specific factors discussed in "Item 1A. Risk Factors" and in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K report, the following are among the important factors that could cause actual results to differ materially from the forward-looking statements.

•	fuel supply cost and availability;
•	continuing ability to recover fuel and natural gas supply costs in a timely manner at LG&E and KU;
•	weather conditions affecting generation, customer energy use and operating costs;
•	operation, availability and operating costs of existing generation facilities;
•	transmission and distribution system conditions and operating costs;
•	potential expansion of alternative sources of electricity generation;
•	potential laws or regulations to reduce emissions of "greenhouse" gases;
•	collective labor bargaining negotiations;
•	the outcome of litigation against PPL and its subsidiaries;
•	potential effects of threatened or actual terrorism, war or other hostilities, or natural disasters;
•	the commitments and liabilities of PPL and its subsidiaries;
•	market demand and prices for energy, capacity, transmission services, emission allowances and delivered fuel;
•	competition in retail and wholesale power and natural gas markets;
•	liquidity of wholesale power markets;
•	defaults by counterparties under energy, fuel or other power product contracts;
•	market prices of commodity inputs for ongoing capital expenditures;
•	capital market conditions, including the availability of capital or credit, changes in interest rates, and decisions regarding capital structure;
•	stock price performance of PPL;
•	the fair value of debt and equity securities and the impact on defined benefit costs and resultant cash funding requirements for defined benefit plans;
•	interest rates and their effect on pension, retiree medical and nuclear decommissioning liabilities;
•	volatility in or the impact of other changes in financial or commodity markets and economic conditions;
•	the profitability and liquidity, including access to capital markets and credit facilities, of PPL and its subsidiaries;
•	new accounting requirements or new interpretations or applications of existing requirements;
•	changes in securities and credit ratings;
•	foreign currency exchange rates;
•
current and future environmental conditions, regulations and other requirements and the related costs of compliance, including environmental capital expenditures, emission allowance costs and other expenses;

•	political, regulatory or economic conditions in states, regions or countries where PPL or its subsidiaries conduct business;
•	receipt of necessary governmental permits, approvals and rate relief;
•	new state, federal or foreign legislation, including new tax, environmental, healthcare or pension-related legislation;
•	state, federal and foreign regulatory developments;
•	the outcome of any rate cases by PPL Electric at the PUC, by LG&E or KU at the KPSC, VSCC or the TRA, or by WPD at Ofgem in the U.K.;
•	the impact of any state, federal or foreign investigations applicable to PPL and its subsidiaries and the energy industry;
•	the effect of any business or industry restructuring;
•	development of new projects, markets and technologies;
•	performance of new ventures; and
•	business or asset acquisitions and dispositions.

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

PART I

ITEM 1. BUSINESS

BACKGROUND

PPL Corporation, headquartered in Allentown, PA, is an energy and utility holding company that was incorporated in 1994.  Through subsidiaries, PPL generates electricity from power plants in the northeastern, northwestern and southeastern U.S., markets wholesale or retail energy primarily in northeastern and northwestern portions of the U.S., delivers electricity to customers in Pennsylvania, Kentucky, Virginia, Tennessee and the U.K. and delivers natural gas in Kentucky.  On November 1, 2010, PPL acquired all of the limited liability company interests of E.ON U.S. LLC from a wholly owned subsidiary of E.ON AG.  Upon completion of the acquisition, E.ON U.S. LLC was renamed LG&E and KU Energy LLC (LKE).  LKE is engaged in regulated utility operations through its subsidiaries, KU and LG&E.  PPL acquired LKE for approximately $7.6 billion, including debt assumed through consolidation.  See Note 10 to the Financial Statements for additional information on the acquisition.  The acquisition of LKE substantially reapportions the mix of PPL's regulated and competitive businesses by increasing the regulated portion of its business, strengthens PPL's credit profile and enhances rate-regulated growth opportunities as the regulated businesses make investments to improve infrastructure and customer reliability.  An increase in regulated assets provides earnings stability through regulated returns and the ability to recover costs of capital investments, in contrast to the competitive supply business where earnings and cash flows are subject to market conditions.  In 2011, PPL projects that 50% of its net income will be provided by its regulated businesses and the remainder will be provided by its competitive supply businesses.  As of December 31, 2010, PPL has:

•	More than $10 billion in projected annual revenues (up from $8.5 billion recorded by PPL in 2010 including two months of LKE revenue).

•	5.3 million utility customers (including 1.3 million served by the Kentucky-based companies).

•	Approximately 19,000 MW of generation (including 7,700 MW of regulated capacity in the Kentucky-based companies).

•	Approximately 14,000 full-time employees (including about 3,100 in Kentucky).

As of December 31, 2010, PPL's principal subsidiaries are shown below (* denotes a SEC registrant):

In January 2011, PPL Energy Supply distributed its 100% membership interest in PPL Global to its parent, PPL Energy Funding, to better align PPL's organizational structure with the manner in which it manages its businesses and reports segment information in its consolidated financial statements.

In addition to PPL Corporation, the other SEC registrants included in this filing are:

PPL Energy Supply, LLC, an indirect wholly owned subsidiary of PPL formed in 2000, is an energy company engaged through its subsidiaries in the generation and marketing of electricity, primarily in the northeastern and northwestern power markets of the U.S. and in the delivery of electricity in the U.K.  PPL Energy Supply's major operating subsidiaries are PPL Generation, PPL EnergyPlus and PPL Global.  As noted above, in January 2011, PPL Energy Supply distributed its 100% membership interest in PPL Global to its parent, PPL Energy Funding.  At December 31, 2010, PPL Energy Supply owned or controlled 11,729 MW of electric power generation capacity and is implementing capital projects at certain of its existing generation facilities in Pennsylvania and Montana to provide 247 MW of additional generating capacity by 2013, and is in the process of disposing of certain non-core generation facilities with a capacity of 961 MW in 2011.

PPL Electric Utilities Corporation, incorporated in 1920, is a direct subsidiary of PPL and a regulated public utility.  PPL Electric delivers electricity in its Pennsylvania service territory and provides electricity supply to retail customers in that territory as a PLR under the Customer Choice Act.

PPL's utility subsidiaries, and to a lesser extent certain of its non-utility subsidiaries, are subject to extensive regulation by the FERC including:  wholesale sales of power and related transactions, electric transmission service, accounting practices, issuances and sales of securities, acquisitions and sales of utility properties and payments of dividends.  PPL is subject to certain FERC regulations as a holding company under PUHCA 2005 and the Federal Power Act, including with respect to accounting and record-keeping, inter-system sales of non-power goods and services and acquisitions of securities in, or mergers with, certain types of electric utility companies or holding companies.

Segment Information

(PPL)

Following the November 1, 2010 acquisition of LKE, PPL is organized into four segments:  Kentucky Regulated, International Regulated (formerly International Delivery), Pennsylvania Regulated (formerly Pennsylvania Delivery) and Supply.  Other than PPL adding a Kentucky Regulated segment, there were no other changes to reportable segments except the renaming of segments and allocating interest expense related to the Equity Units to the Kentucky Regulated segment.

(PPL Energy Supply)

At December 31, 2010, PPL Energy Supply's segments consisted of Supply and International Regulated (formerly International Delivery).  In 2010, there were no changes to these segments except the renaming of segments.  However, in January of 2011, PPL Energy Supply distributed its 100% membership interest in PPL Global to its parent, PPL Energy Funding to better align PPL's organizational structure with the manner in which it manages its businesses and reports segment information in its consolidated financial statements.

(PPL Electric)

PPL Electric operates in a single business segment.

(PPL, PPL Energy Supply, and PPL Electric)

See Note 2 to the Financial Statements for financial information about the segments and geographic financial data.

(PPL)

•	Kentucky Regulated Segment

Consists of the operations of LKE, which owns and operates regulated public utilities engaged in the generation, transmission, distribution and sale of electricity and the distribution and sale of natural gas, representing primarily the activities of LG&E and KU.  The Kentucky Regulated segment also includes interest expense related to the Equity Units issued in June 2010 to partially finance the acquisition of LKE.

LKE became a wholly owned subsidiary of PPL on November 1, 2010.  LG&E and KU are engaged in the regulated generation, transmission, distribution and sale of electricity in Kentucky and, in KU's case, Virginia and Tennessee.  KU provides electric service to approximately 514,000 customers in 77 counties in central, southeastern and western Kentucky, to approximately 30,000 customers in five counties in southwestern Virginia and less than ten customers in Tennessee.  In Virginia, KU operates under the name Old Dominion Power Company.  KU also sells wholesale electricity to 12 municipalities in Kentucky.  LG&E provides electric service to approximately 395,000 customers in Louisville and adjacent areas in Kentucky, covering approximately 700 square miles in nine counties.  LG&E provides natural gas service to approximately 320,000 customers in its electric service area and eight additional counties in Kentucky.

PPL Acquisition

In September 2010, the KPSC approved a settlement agreement among PPL and all of the intervening parties to PPL's joint application to the KPSC for approval of its acquisition of ownership and control of LKE.  In the settlement agreement, the parties agreed that LG&E and KU would commit that no base rate increases would take effect before January 1, 2013.  The rate increases for LG&E and KU that took effect on August 1, 2010 (as described below) are not impacted by the settlement.  Under the terms of the settlement, LG&E and KU retain the right to seek approval for the deferral of "extraordinary and uncontrollable costs."  Interim rate adjustments will continue to be permissible during that period through existing fuel, environmental and demand side management recovery mechanisms.  The agreement also substitutes an acquisition savings shared deferral mechanism for the previous requirement that LG&E and KU file a synergies plan with the KPSC post-closing.  This mechanism, which will be in place until the earlier of five years or the first day of the year in which a base rate increase becomes effective, permits LG&E and KU to each earn up to a 10.75% return on equity.  Any earnings above a 10.75% return on equity will be shared with customers on a 50%/50% basis.  The KPSC Order and the settlement agreement contained a number of other commitments by LG&E and KU with regard to operations, workforce, community involvement and other matters.

In October 2010, both the VSCC and the TRA approved the transfer of control of LKE to PPL.  Certain of these Orders contained additional commitments with regard to operations, workforce, community involvement and other matters.

Also in October 2010, the FERC approved the application for the transfer of control of the utilities.  The approval includes various conditional commitments, such as a continuation of certain existing undertakings with protesters in prior cases, an agreement not to terminate certain KU municipal customer contracts prior to January 2017, an exclusion of any transaction-related costs from wholesale energy and tariff customer rates to the extent that LG&E and KU have agreed to not seek recovery of the same transaction-related cost from retail customers and agreements to coordinate with protesters in certain open or ongoing matters.

Franchises and Licenses

LG&E and KU provide electric delivery service, and LG&E provides natural gas distribution service, in their various service territories pursuant to certain franchises, licenses, statutory service areas, easements and other rights or permissions granted by state legislatures, cities or municipalities or other entities.

Competition

There are currently no other electric public utilities operating within the electric service areas of LKE.  Neither the Kentucky General Assembly nor the KPSC has adopted or approved a plan or timetable for retail electric industry competition in Kentucky.  The nature or timing of any legislative or regulatory actions regarding industry restructuring and their impact on LKE, which may be significant, cannot currently be predicted.  Virginia, formerly a deregulated jurisdiction, has enacted legislation which implemented a hybrid model of cost-based regulation; KU's operations in Virginia have been and remain regulated.

Alternative energy sources such as electricity, oil, propane and other fuels provide indirect competition for natural gas revenues of LKE.  Marketers may also compete to sell natural gas to certain large end-users.  Approximately 25% of LG&E's annual throughput is purchased by large commercial and industrial customers directly from alternate suppliers for delivery through LG&E's distribution system.  LG&E's natural gas tariffs include gas price pass-through mechanisms relating to its sale of natural gas as a commodity; therefore, customer natural gas purchases from alternative suppliers do not generally impact profitability.  However, some large industrial and commercial customers may physically bypass LG&E's facilities and seek delivery service directly from interstate pipelines or other natural gas distribution systems.

In April 2010, the KPSC commenced a proceeding to investigate the regulatory, financial and operational aspects of natural gas retail competition programs, and the potential benefits to Kentucky consumers.  A number of entities, including LG&E, were parties to the proceeding.  In December 2010, the KPSC issued an Order in the proceeding declining to endorse natural gas competition at the retail level, noting the existence of a number of transition or oversight costs and an uncertain level of economic benefits in such programs.  With respect to existing natural gas transportation programs available to large commercial or industrial users, the Order indicates that the KPSC will review utilities' current tariff structures, user thresholds and other terms and conditions of such programs, as part of such utilities' next regular natural gas rate cases.

Electric Operations

LKE serves approximately 939,000 electric customers.  LKE's transmission and distribution system territory covers approximately 7,300 square miles.  For the period from acquisition through December 31, 2010, 83% of the Kentucky Regulated segment's operating revenues were derived from electric operations.  Details of electric revenues by customer class for the period from acquisition through December 31, 2010 are shown below.

	Revenue	% of Revenue

Industrial and commercial	$187	46
Residential	163	40
Municipal	15	4
Other retail	37	9
Wholesale	6	1
Total	$408	100

Power Supply

At December 31, 2010, LKE owned, controlled or had ownership interest in generating capacity (winter rating) of 7,933 MW in Kentucky, Indiana, and Ohio.  See "Item 2. Properties - Kentucky Regulated Segment" for a complete list of LKE's generating capacity.  For the period from acquisition through December 31, 2010, LKE's power plants generated 6,008 GWh of electricity.

During 2010, approximately 95% of the electricity generated by LG&E, and 98% of that generated by KU, was produced by their coal-fired electric generating stations.  The remainder was generated by natural gas and oil-fired combustion turbines and hydroelectric power plants.  Also during 2010, substantially all of the electricity generated was used to supply its retail and municipal customer base.

See "Item 2. Properties - Kentucky Regulated Segment" and Note 8 to the Financial Statements for additional information regarding Unit 2 of the Trimble County generating station (TC2).  With limited exceptions LKE took care, custody and control of TC2 on January 22, 2011, and has dispatched the unit to meet customer demand since that date.  LG&E and KU and the contractor agreed to a further amendment of the construction agreement whereby the contractor will complete certain actions relating to identifying and completing any necessary modifications to allow operation of TC2 on all fuels in accordance with initial specifications prior to certain dates, and amending the provisions relating to liquidated damages. LKE cannot currently estimate the ultimate outcome of these matters.  LKE owns a 75% interest in Unit 2.  Unit 2 is coal-fired and has a capacity of 760 MW, of which LKE's share is 570 MW.

Fuel Supply

Coal is expected to be the predominant fuel used by LG&E and KU for baseload generation for the foreseeable future, with natural gas and oil being used for intermediate and peaking capacity and flame stabilization in coal-fired boilers.

Fuel inventory is maintained at levels estimated to be necessary to avoid operational disruptions at coal-fired generating units.  Reliability of coal deliveries can be affected from time to time by a number of factors including fluctuations in demand, coal mine production issues and other supplier or transporter operating difficulties.

LG&E and KU have entered into coal supply agreements with various suppliers for coal deliveries through 2016 and normally augment their coal supply agreements with spot market purchases.

For their existing units, LG&E and KU expect for the foreseeable future to purchase most of their coal from western and eastern Kentucky, West Virginia, southern Indiana, southern Illinois and Ohio.  With the installation of flue gas desulfurization systems (sulfur dioxide removal systems, or scrubbers), LG&E and KU expect their use of higher sulfur coal to increase.  In 2011 and beyond, LG&E and KU may purchase certain quantities of ultra-low sulfur content coal from Wyoming for blending at Unit 2 of the Trimble County generating station.  Coal is delivered to the generating stations primarily by barge, truck and rail.

Natural Gas

LG&E purchases, transports, distributes or stores natural gas for 320,000 customers in Kentucky.  Its service area covers over 700 square miles in 17 counties and includes 391 miles of transportation mains, consisting of natural gas transmission lines of 255 miles, natural gas storage lines of 119 miles and natural gas combustion turbine lines of 17 miles.  LG&E's natural gas distribution system includes 4,235 miles of distribution mains. For the period from acquisition through December 31, 2010, 17% of the Kentucky Regulated segment's operating revenues were derived from natural gas operations.  Shown below are details of natural gas revenues by customer class for the period from acquisition through December 31, 2010.

	Revenue	% of Revenue

Residential	$56	66
Industrial and commercial	22	26
Other retail	5	6
Wholesale	2	2
Total	$85	100

LG&E's natural gas billings include a weather normalization adjustment mechanism which adjusts the distribution cost component of residential and commercial customer bills based on normal temperatures during the heating season months of November through April, somewhat mitigating the effect of above- or below-normal weather on residential and commercial revenues.

Five underground natural gas storage fields, with a current working natural gas capacity of approximately 15 Bcf, help provide economical and reliable natural gas service to ultimate consumers.  By using natural gas storage facilities, LG&E avoids the costs typically associated with more expensive pipeline transportation capacity to serve peak winter heating loads.  Natural gas is stored during the summer season for withdrawal the following winter heating season.  Without this storage capacity, LG&E would be forced to buy additional natural gas and pipeline transportation services during winter months when customer demand increases and when the prices for natural gas supply and transportation services are typically at their highest.  Several suppliers under contracts of varying duration provide competitively priced natural gas. The underground storage facilities, in combination with its purchasing practices, enable LG&E to offer natural gas sales service at competitive rates.  At December 31, 2010, LG&E had a 12 Bcf inventory balance of natural gas stored underground valued at $60 million.

A number of large commercial and industrial customers purchase their natural gas requirements directly from alternate suppliers for delivery through LG&E's distribution system.  These large commercial and industrial customers account for approximately 25% of LG&E's annual throughput.

Natural Gas Supply

LG&E also has a portfolio of supply arrangements of various terms with a number of suppliers designed to meet its firm sales obligations.  These natural gas supply arrangements include pricing provisions that are market-responsive.  In tandem with pipeline transportation services, these natural gas supplies provide the reliability and flexibility necessary to serve LG&E's natural gas customers.

LG&E purchases natural gas supply transportation services from two pipelines.  LG&E has contracts with one pipeline that are subject to termination by LG&E between 2013 and 2018.  Total winter capacity under these contracts is 184,900 MMBtu/day and summer on-demand natural gas capacity is 60,000 MMBtu/day.  LG&E has a contract with the other pipeline that expires in 2012.  Total winter and summer capacity under this contract is 51,000 MMBtu/day.

Rates and Regulation

LG&E and KU are subject to the jurisdiction of the KPSC and the FERC in virtually all matters related to electric and natural gas utility regulation.  In addition, KU is subject to the VSCC and the TRA.  LG&E and KU withdrew from the MISO in 2006.  Since exiting from the MISO, LG&E and KU have been operating under a FERC-approved open access transmission tariff.  LG&E and KU now contract with the Tennessee Valley Authority to act as their transmission reliability coordinator and Southwest Power Pool, Inc. to function as their independent transmission operator, pursuant to FERC requirements.  Certain operations of LKE are subject to the Occupational Safety and Health Act of 1970 and comparable state statutes.  LKE is subject to certain FERC regulations as a holding company under PUHCA 2005 and the Federal Power Act.

LG&E's and KU's Kentucky base rates are calculated based on a return on capitalization (common equity, long-term debt and notes payable) including certain adjustments to exclude non-regulated investments and environmental compliance costs recovered separately through the environmental cost recovery (ECR) mechanism.  As such, regulatory assets are generally earning a return.  See Note 3 to the Financial Statements for additional information on cost recovery mechanisms.

KU's Virginia base rates are calculated based on a return on rate base.  All regulatory assets and liabilities are excluded from the return on rate base utilized in the calculation of Virginia base rates.  In January 2011, KU filed a notice of intent to file a rate case with the VSCC for the test year ended December 31, 2010.  The case is expected to be filed on or after April 1, 2011.

KU's wholesale requirements rates for municipal customers are calculated based on annual updates to a rate formula that utilizes a return on rate base (net utility plant less deferred taxes and miscellaneous deductions).  All regulatory assets and liabilities are excluded from the return on rate base utilized in the development of municipal rates.

See Note 3 to the Financial Statements for additional information on cost recovery mechanisms.

2010 Kentucky Rate Case

In January 2010, LG&E and KU filed applications with the KPSC requesting increases in electric base rates of approximately 12%, or annual increases of $95 million and $135 million, respectively.  In addition, LG&E requested an increase in its natural gas base rates of approximately 8%, or $23 million annually.  In June 2010, LG&E and KU and certain intervenors agreed to a stipulation providing for increases in LG&E's and KU's electric base rates of $74 million and $98 million on an annual basis, and LG&E's natural gas base rates of $17 million on an annual basis, and those parties filed a request with the KPSC to approve such stipulation.  In July 2010, the KPSC issued an Order in the proceeding approving all the provisions of the stipulation, including a return on equity range of 9.75-10.75%, with rates effective on and after August 1, 2010.

Virginia Rate Case

In June 2009, KU filed an application with the VSCC requesting an increase in electric base rates for its Virginia jurisdictional customers in an amount of $12 million annually or approximately 21%.  The proposed increase reflected a proposed rate of return on rate base of 8.586% based on a return of equity of 12%.  As permitted pursuant to a VSCC Order, KU elected to implement the proposed rates effective November 1, 2009, on an interim basis.  During December 2009, KU and the VSCC Staff agreed to a Stipulation and Recommendation authorizing a base rate revenue increase of $11 million annually and a return on rate base of 7.846% based on a 10.5% return on common equity.  In March 2010, the VSCC issued an Order approving the stipulation, with the increased rates to be put into effect as of April 1, 2010.  As part of the stipulation, KU refunded approximately $1 million in interim rate amounts in excess of the ultimate approved rates.

FERC Wholesale Rate Case

In 2008, KU filed an application with the FERC for increases in electric base rates applicable to wholesale power sale contracts or interchange agreements involving, collectively, twelve Kentucky municipalities.  The application requested a shift from an all-in stated unit charge rate to an unbundled formula rate, including an annual adjustment mechanism.  In 2009, the FERC issued an Order approving a settlement among the parties in the case, incorporating increases of approximately 3% from prior rates and a return on equity of 11%.  In May 2010, KU submitted to the FERC the proposed current annual adjustments to the formula rates, which incorporated certain proposed increases.  Updated rates, including certain further adjustments from a review process involving wholesale requirements customers, became effective as of July 1, 2010.

(PPL and PPL Energy Supply)

•	International Regulated Segment

Includes WPD, a regulated electricity distribution company in the U.K.

WPD, headquartered in Bristol, England, operates two of the 15 distribution networks providing electricity service in the U.K. through indirect wholly owned subsidiaries.  WPD (South West) serves 1.5 million end-users in a 5,560 square mile area of southwest England.  WPD (South Wales) serves 1.1 million end-users in a 4,550 square mile area within Wales.

Details of revenue by category for the years ended December 31, are shown below.

	2010		2009		2008
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue

Utility revenues	$727	96	$684	96	$824	96
Energy-related businesses	34	4	32	4	33	4
Total	$761	100	$716	100	$857	100

WPD's energy-related businesses revenues include ancillary activities that support the distribution business, including telecommunications and real estate.  WPD's telecommunication subsidiary derives revenue from the rental of fiber optic cables primarily attached to WPD's overhead electricity distribution network.  WPD also provides meter services to businesses across the U.K.

Franchise and Licenses

WPD is authorized by the U.K. government to provide electric distribution services within its concession areas and service territories, subject to certain conditions and obligations.  For instance, WPD is subject to governmental regulation of the prices it can charge and the quality of service it must provide, and WPD can be fined or have its licenses revoked if it does not meet the mandated standard of service.

Competition

Although WPD operates in non-exclusive concession areas in the U.K., it currently faces little competition with respect to end-users connected to its network.  WPD (South West) and WPD (South Wales) are thus regulated monopolies which operate under regulatory price controls.

Rates and Regulation

The operations of WPD (South West) and WPD (South Wales) are regulated under their distribution licenses under which income is generated subject to a price cap regulatory framework set by the regulatory body, Ofgem, that provides economic incentives to minimize operating, capital and financing costs.  The charges made for the use of the distribution networks are regulated on the basis of the "RPI plus/minus X" formula where RPI is a measure of inflation and X is an efficiency factor established by Ofgem following their review.  Under the review, Ofgem assesses the revenue and capital expenditure plans of companies and determines what they consider an efficient level of that expenditure.  Ofgem also considers the required cost of capital sufficient to encourage the required investment and determines customer service targets.  In December 2009, Ofgem completed its rate review for the period from April 1, 2010 through March 31, 2015.  Ofgem allowed WPD an average increase in total revenues, before inflationary adjustments, of 6.9% in each of the five years.  The revenue increase includes reimbursement to electricity distributors for higher operating and capital costs to be incurred.  Also, Ofgem set the weighted average cost of capital at 4.7%, which includes pre-tax debt and post-tax equity costs and excludes adjustments for inflation, for all distribution companies.  This is a 0.8% decrease from the previous regulatory period.  Additionally, Ofgem has established strong incentive mechanisms to provide significant opportunities to enhance overall returns by improving network efficiency, reliability or customer service.  In October 2010, Ofgem announced a new pricing model that will be effective for the electricity distribution sector, including WPD, beginning April 2015.  The model, known as RIIO (Revenues = Incentives + Innovation + Outputs), is intended to encourage investment in regulated infrastructure.  Key components of the model are: an extension of the price review period to eight years, increased emphasis on outputs and incentives, enhanced stakeholder engagement including network customers, a stronger incentive framework to encourage more efficient investment and innovation, expansion of the current Low Carbon Network Fund to stimulate innovation and continued use of a single weighted average cost of capital.

Customers

The majority of WPD's revenue is derived from the delivery of electricity to end-users and thus its customers are the suppliers to those end-users.  It is a requirement of Ofgem that all licensed electricity distributors and suppliers become parties to the Distribution Connection and Use of System Agreement.  This agreement sets out how creditworthiness will be determined and, as a result, whether the supplier needs to provide collateral.

(PPL and PPL Electric)

•	Pennsylvania Regulated Segment

Includes the regulated electric delivery operations of PPL Electric.

PPL Electric is subject to regulation as a public utility by the PUC, and certain of its transmission activities are subject to the jurisdiction of the FERC under the Federal Power Act.  PPL Electric delivers electricity to approximately 1.4 million customers in a 10,000-square mile territory in 29 counties of eastern and central Pennsylvania.  PPL Electric also provides electricity supply in this territory as a PLR.

Details of electric revenues by customer class for the years ended December 31, are shown below.

	2010		2009		2008
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue

Residential	$1,469	60	$1,473	45	$1,468	43
Industrial	123	5	519	16	568	17
Commercial	588	24	1,173	35	1,165	34
Other (a) (b)	275	11	127	4	200	6
Total	$2,455	100	$3,292	100	$3,401	100

(a)	Includes regulatory over- or under-recovery reconciliation mechanisms, pole attachment revenues, street lighting and 2010 transmission revenues, net.
(b)	Included in these amounts are $7 million, $74 million and $111 million of retail and wholesale electric to affiliate revenue which is eliminated in consolidation for PPL.

Franchise, Licenses and Other Regulations

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

Certain operations of PPL Electric are subject to the Occupational Safety and Health Act of 1970 and comparable state statutes.

Competition

Pursuant to authorizations from the Commonwealth of Pennsylvania and the PUC, PPL Electric operates a regulated transmission and distribution monopoly in its service area.  Accordingly, PPL Electric does not face competition in its electricity transmission and distribution businesses.

Rates and Regulation

Transmission and Distribution

PPL Electric's transmission facilities are within PJM, which operates the electric transmission network and electric energy market in the Mid-Atlantic and Midwest regions of the U.S.

PJM serves as a FERC-approved RTO to promote greater participation and competition in the region it serves.  Besides operating the electric transmission network, PJM also administers regional markets for energy, capacity and ancillary services.  A primary objective of any RTO is to separate the operation of, and access to, the transmission grid from market participants that buy or sell electricity in the same markets.  Electric utilities continue to own the transmission assets and to receive their share of transmission revenues, but the RTO directs the control and operation of the transmission facilities.  PPL Electric is entitled to fully recover from customers the charges that it pays to PJM for transmission-related services.

In November 2004, Pennsylvania enacted the Alternative Energy Portfolio Standard Act (the AEPS), which requires electric distribution companies and retail electric suppliers to ultimately provide 18% of the electricity sold to retail customers in Pennsylvania from alternative energy sources by 2020.  Under this state law, alternative energy sources include hydro, wind, solar, waste coal, landfill methane and fuel cells.  If an electric distribution company is unable to meet these targets, it will pay an alternative compliance payment of $45 (or, in the case of solar, 200% of the average market value of solar credits) for each MWh that it is short.  PPL Electric's initial compliance obligation covered the period January 1, 2010 to May 31, 2010.  PPL Electric was required to supply about 6.7% of the total amount of electricity it delivered to its PLR customers from alternative energy sources during this period.  Under the PUC-approved Competitive Bridge Plan, PPL Electric obtained full requirements service that included the generation or credits that PPL Electric needed to comply with the AEPS in 2010.  AEPS compliance requirements for June 1, 2010 through May 31, 2011 are about 9% of the total amount of electricity delivered to PLR Customers.

Act 129 became effective in October 2008.  The law creates an energy efficiency and conservation program and smart metering technology requirements, establishes new PLR electricity supply procurement rules, provides remedies for market misconduct, and makes changes to the existing AEPS.

See "Regulatory Issues - Pennsylvania Activities" in Note 15 to the Financial Statements for additional information regarding Act 129, other legislative and regulatory impacts and PPL Electric's actions to provide default electricity supply for periods after 2009.

PLR

The Customer Choice Act requires electric distribution companies, including PPL Electric, to act as a PLR of electricity supply and provides that electricity supply costs will be recovered by such companies pursuant to regulations established by the PUC.  As part of the PUC Final Order, PPL Electric agreed to supply this electricity at predetermined capped rates through 2009.  To mitigate the risk that PPL Electric would not be able to obtain adequate energy supply at the "capped" rates, PPL Electric entered into full-requirement energy supply contracts with PPL EnergyPlus sufficient for PPL Electric to meet its PLR obligation through the end of 2009.  Under these contracts, PPL EnergyPlus supplied PPL Electric's entire PLR load at predetermined prices equal to the capped generation rates that PPL Electric was authorized to charge its customers.  Prior to the expiration of the rate caps, PPL Electric's customers had limited incentive to purchase generation supply from other providers because, in recent years, the contracts between PPL Electric and PPL EnergyPlus provided a below-market price for these customers.  As a result, a limited amount of "shopping" occurred.

PPL Electric's PLR obligation after 2009 is governed by the PUC pursuant to the Public Utility Code as amended by Act 129, PLR regulations and a policy statement regarding interpretation and implementation of those regulations.  Effective January 1, 2010, PPL Electric's cost of electric generation is based on a competitive solicitation process.  The PUC has approved PPL Electric's default service plan for the period January 2011 through May 2013 which includes 14 solicitations for supply beginning January 1, 2011 with a portion extending beyond May 2013.  Pursuant to this plan, PPL Electric had contracted for all of the 2010 electricity supply for residential, small commercial and small industrial customers, large commercial and large industrial customers who elect to take that service in 2010.  In addition, PPL Electric completed two solicitations in 2009 and four solicitations in 2010 for supply starting January 2011 to May 2015.  The solicitations include a mix of long-term and short-term purchases ranging from five months to five years to fulfill PPL Electric's obligation to provide for customer supply as a PLR.  See "Energy Purchase Commitments" in Note 15 to the Financial Statements for additional information regarding PPL Electric's solicitations for 2011 and its actions to provide default electricity supply for periods after 2011.

In addition, several alternative suppliers have offered to provide generation supply in PPL Electric's service territory.  Whether its customers purchase supply from these alternative suppliers or from PPL Electric as a PLR, the purchase of such supply has no impact on the financial results of PPL Electric.  The cost to purchase PLR supply is passed directly by PPL Electric to its customers without markup.

2010 Rate Case

In March 2010, PPL Electric filed a request with the PUC to increase distribution rates by approximately $115 million or approximately 2.4% over PPL Electric's projected 2010 revenues, to be effective January 1, 2011.  In December 2010, the PUC approved a settlement filed by the parties that provides for a rate increase of $77.5 million, or 1.6%, over PPL Electric's projected 2010 revenues.  The approved rates became effective for service rendered on and after January 1, 2011.  In January 2011, the PP&L Industrial Customers Alliance (PPLICA) filed a Petition for Reconsideration of the PUC's order regarding PPLICA's proposal for a special rate schedule for certain large commercial and industrial customers.  Also in January 2011, the PUC granted reconsideration for the purpose of evaluating the merits of the petition.  PPL Electric cannot predict the outcome of this evaluation.

See Note 3 to the Financial Statements for additional information on rate mechanisms.

(PPL)

Sale of Businesses

See Note 9 to the Financial Statements for information on the 2008 sale of PPL's natural gas distribution and propane businesses.

(PPL and PPL Energy Supply)

•	Supply Segment

Owns and operates competitive domestic power plants to generate electricity; markets and trades this electricity and other purchased power to competitive wholesale and retail markets; and acquires and develops competitive domestic generation projects.  Consists primarily of the activities of PPL Generation and PPL EnergyPlus.

PPL Energy Supply has generation assets that are located in the eastern and northwestern U.S. markets.  The eastern generation assets are located in the Northeast and Mid-Atlantic energy markets, including PJM and ISO New England.  PPL Energy Supply's northwestern generating capacity is located in Montana.

Details of revenue by category for the years ended December 31, are shown below.

	2010		2009		2008
	Revenue	% of Revenue	Revenue	% of Revenue	Revenue	% of Revenue

Electric and Gas
Wholesale (a)	$4,347	85	$4,761	90	$5,020	91
Retail	415	8	152	3	151	2
Trading	2		17		(121)	(2)
Total electric and gas	4,764	93	4,930	93	5,050	91
Energy-related businesses (b)	364	7	379	7	478	9
Total	$5,128	100	$5,309	100	$5,528	100

(a)	Included in these amounts are $320 million, $1,806 million and $1,826 million of wholesale electric sales to an affiliate which are eliminated in consolidation for PPL.
(b)	In addition to these amounts, PPL has $11 million, $12 million and $8 million of revenue which is not applicable to PPL Energy Supply.

The Supply segment's energy-related businesses revenues include activities that primarily support its generation, marketing and trading businesses.  These activities include developing renewable energy projects and providing energy-related products and services to commercial and industrial customers, through its mechanical contracting and services subsidiaries.  The renewable energy business builds, owns, operates and maintains renewable energy facilities throughout the Mid-Atlantic and Northeast regions, and includes solar, wind and landfill gas to energy plants.  At December 31, 2010, the renewable energy business owned and operated 33 MW of renewable capacity.  The revenues of the mechanical contracting and services subsidiaries are included in "Energy-related businesses" on the Statements of Income.

Customer Choice Act

In 1996, the Customer Choice Act was enacted to restructure Pennsylvania's electric utility industry in order to create retail access to a competitive market for generation of electricity.  The Customer Choice Act required each Pennsylvania electric utility to file a restructuring plan to "unbundle" its rates into separate generation, transmission and distribution components and to permit its customers to directly access alternate suppliers of electricity.  Under the Customer Choice Act, regulated utilities were required to act as a PLR.  As part of a settlement approved by the PUC, PPL EnergyPlus and PPL Electric entered into full requirements energy supply agreements at predetermined "capped" rates through the end of 2009.

With the expiration of the long-term power purchase agreements between PPL Electric and PPL EnergyPlus, PPL EnergyPlus has multiple options as to how, and to whom, it sells the electricity produced by PPL Energy Supply's generation plants.  These sales are based on prevailing market rates.  The expiration of the long-term supply agreements with PPL Electric also enables PPL Energy Supply to adjust its exposure to fluctuations in demand that existed with supplying PPL Electric's PLR load.  Entry of new generation suppliers into the Pennsylvania marketplace provides PPL Energy Supply the opportunity to provide generation supply to additional wholesale customers but also exposes the Supply segment to increased competition (see "Competition" below).

Power Supply

PPL Energy Supply owned or controlled generating capacity (winter rating) of 11,729 MW at December 31, 2010.  Through subsidiaries, PPL Generation owns and operates power plants in Pennsylvania, Montana, Illinois and Connecticut.  Generating capacity controlled by PPL Generation and other PPL Energy Supply subsidiaries includes power obtained through PPL EnergyPlus' tolling or power purchase agreements (including Ironwood and other facilities that consist of NUGs, wind farms and landfill gas facilities).  See "Item 2. Properties - Supply Segment" for a complete listing of PPL Energy Supply's generating capacity.

See Note 9 to the Financial Statements for information on the 2010 sale of the Long Island Generation business, consisting of plants in New York and the 2010 and 2009 sales of hydroelectric facilities located in Maine.  Also, see Note 9 to the Financial Statements for information on the anticipated sale of certain non-core generation facilities consisting of natural gas-fired facilities in Wallingford, Connecticut and University Park, Illinois and a PPL Energy Supply subsidiary's interest in Safe Harbor Water Power Corporation, which owns a hydroelectric facility in Conestoga, Pennsylvania.

PPL Energy Supply's generation subsidiaries are EWGs, which sell electricity into wholesale markets.  EWGs are subject to regulation by the FERC, which has authorized these EWGs to sell the electricity generated at market-based prices.  This electricity is sold to PPL EnergyPlus under FERC-jurisdictional power purchase agreements.

PPL Susquehanna is subject to the jurisdiction of the NRC in connection with the operation of the Susquehanna nuclear units.  Certain of PPL Energy Supply's other subsidiaries are subject to the jurisdiction of the NRC in connection with the operation of their fossil plants with respect to certain level and density monitoring devices.  Certain operations of PPL Generation's subsidiaries are also subject to the Occupational Safety and Health Act of 1970 and comparable state statutes.

The system capacity of PPL Energy Supply's owned or controlled generation is based upon a number of factors, including the operating experience and physical condition of the units, and may be revised periodically to reflect changes in circumstances.

During 2010, PPL Energy Supply's power plants, excluding renewable facilities that are discussed separately below, generated the following amounts of electricity.

State	Millions of kWh

Pennsylvania	48,140
Montana	8,409
Connecticut	220
New York (a)
Illinois	164
Maine	75
Total	57,008

(a)	15 million kWhs were excluded as tolling agreements were in place for 100% of the output.

This generation represented a 4% increase above 2009 output.  Of this generation, 50% of the electricity generated was from coal-fired stations, 29% from the Susquehanna nuclear station, 14% from oil/natural gas-fired stations and 7% from hydroelectric stations.

Substantially all of PPL Energy Supply's total expected generation in 2011 is anticipated to be used to meet its committed contractual sales.  PPL Energy Supply has also entered into commitments of varying quantities and terms for the years 2012 and beyond.  These commitments are consistent with, and integral to, PPL Energy Supply's business strategy to capture profits while managing exposure to adverse movements in energy and fuel prices.  See "Commodity Volumetric Activity" in Note 19 to the Financial Statements for the strategies PPL Energy Supply employs to optimize the value of its wholesale and retail energy portfolio.

PPL Energy Supply subsidiaries own or control renewable energy projects located in Pennsylvania, New Jersey, Vermont and New Hampshire with a generating capacity (winter rating) of 33 MW.  PPL EnergyPlus sells the energy and RECs produced by these plants to commercial, industrial and institutional customers.  During 2010, the projects owned and operated by these PPL Energy Supply subsidiaries generated 154 million kWhs.

PPL EnergyPlus purchases the capacity, energy and RECs from two wind farms in Pennsylvania with a combined capacity of 50 MW.  These contracts extend through 2027.

See "Item 2. Properties - Supply Segment" for additional information regarding PPL Generation's plans for capital projects in Pennsylvania and Montana that are expected to provide 247 MW of additional electric generating capacity by 2013.

Fuel Supply

PPL EnergyPlus acts as agent for PPL Generation to procure and optimize its various fuels.

Coal

Pennsylvania

PPL EnergyPlus actively manages PPL's coal requirements by purchasing coal principally from mines located in central and northern Appalachia.

During 2010, PPL Generation purchased 100% of the coal delivered to PPL Generation's wholly owned Pennsylvania stations under short-term and long-term contracts.  These contracts provided PPL Generation 7.0 million tons of coal.  Contracts currently in place are expected to provide 7.9 million tons of coal in 2011.  The amount of coal in inventory varies from time to time depending on market conditions and plant operations.

PPL Generation, by and through its agent PPL EnergyPlus, has an agreement that provides more than one-third of PPL Generation's projected annual coal needs for the Pennsylvania power plants from 2011 through 2018.  PPL Generation has other contracts that, in total, will provide additional coal supply for their projected annual needs from 2011 through 2013.

A PPL Generation subsidiary owns a 12.34% interest in the Keystone station and in Keystone Fuels, LLC and a 16.25% interest in the Conemaugh station and in Conemaugh Fuels, LLC.  The Keystone station contracts with Keystone Fuels, LLC for its coal requirements, which provided 4.5 million tons of coal to the Keystone station in 2010.  The Conemaugh station requirements are purchased under contract from Conemaugh Fuels, LLC, which provided 4.0 million tons of coal to the Conemaugh station in 2010.

All PPL Generation Pennsylvania coal stations have scrubbers installed.  Limestone is necessary to operate the scrubbers.  Acting as agent for PPL Brunner Island, LLC and PPL Montour, LLC, PPL EnergyPlus has entered into long-term contracts with limestone suppliers that will provide for those plants' limestone requirements through 2012.  During 2010, 457,000 tons of limestone were delivered to Brunner Island and Montour under long-term contracts.  Annual limestone requirements approximate 600,000 tons.

Montana

PPL Montana has a 50% leasehold interest in Colstrip Units 1 and 2, and a 30% leasehold interest in Colstrip Unit 3.  NorthWestern owns a 30% leasehold interest in Colstrip Unit 4.  PPL Montana and NorthWestern have a sharing agreement to govern each party's responsibilities regarding the operation of Colstrip Units 3 and 4, and each party is responsible for 15% of the respective operating and construction costs, regardless of whether a particular cost is specified to Colstrip Unit 3 or 4.  However, each party is responsible for its own fuel-related costs.  PPL Montana, along with the other owners, is party to contracts to purchase 100% of its coal requirements with defined coal quality characteristics and specifications.  PPL Montana, along with the other owners, has a long-term purchase and supply agreement with the current supplier for Units 1 and 2 which, provides these units 100% of their coal requirements through December 2014, and at least 85% of such requirements from January 2015 through December 2019.  The coal supply contract for Unit 3's requirements is in effect through December 2019.

These units were built with scrubbers and PPL Montana has entered into a long-term contract that commences in January 2011 through December 31, 2030, to purchase the lime requirements for these units.

Coal supply contracts are in place to purchase low-sulfur coal with defined quality characteristics and specifications for PPL Montana's Corette station.  The contracts covered 100% of the station's coal requirements in 2010, and similar contracts are in place to supply 100% of the expected coal requirements through 2012.

Oil and Natural Gas

Pennsylvania

PPL Generation's Martins Creek Units 3 and 4 burn both oil and natural gas.  During 2010, 100% of the physical gas requirements for the Martins Creek units were purchased on the spot market while oil requirements were supplied from inventory.  At December 31, 2010, there were no long-term agreements for oil or natural gas for these units.

Short-term and long-term gas transportation contracts are in place for approximately 30% of the maximum daily requirements of the Lower Mt. Bethel facility.  During 2010, 100% of the physical gas requirements for Lower Mt. Bethel were purchased on the spot market.

In 2008, PPL EnergyPlus acquired the rights to an existing long-term tolling agreement associated with the capacity and energy of the Ironwood facility.  PPL EnergyPlus has long-term transportation contracts to serve approximately 25% of Ironwood's maximum daily requirements, which began in the fourth quarter of 2010.  Ironwood will be served through a combination of transportation capacity release transactions and delivered supply to the plant.  PPL EnergyPlus currently has no long-term physical supply agreements to purchase natural gas for Ironwood.  During 2010, 100% of the physical gas requirements for Ironwood were purchased on the spot market.

Illinois

At December 31, 2010, there were no long-term delivery or supply agreements to purchase natural gas for the University Park facility.

Connecticut

PPL EnergyPlus has a long-term contract for approximately 40% of the expected pipeline transportation requirements of the Wallingford facility, but has no long-term physical supply agreement to purchase natural gas.

Nuclear

The nuclear fuel cycle consists of several material and service components:  the mining and milling of uranium ore to produce uranium concentrates; the conversion of these concentrates into uranium hexafluoride, a gas component; the enrichment of the hexafluoride gas; the fabrication of fuel assemblies for insertion and use in the reactor core; and the temporary storage and final disposal of spent nuclear fuel.

PPL Susquehanna has a portfolio of supply contracts, with varying expiration dates, for nuclear fuel materials and services.  These contracts are expected to provide sufficient fuel to permit Unit 1 to operate into the first quarter of 2016 and Unit 2 to operate into the first quarter of 2017.  PPL Susquehanna anticipates entering into additional contracts to ensure continued operation of the nuclear units.

Federal law requires the U.S. government to provide for the permanent disposal of commercial spent nuclear fuel, but there is no definitive date by which a repository will be operational.  As a result, it was necessary to expand Susquehanna's on-site spent fuel storage capacity.  To support this expansion, PPL Susquehanna contracted for the design and construction of a spent fuel storage facility employing dry cask fuel storage technology.  The facility is modular, so that additional storage capacity can be added as needed.  The facility began receiving spent nuclear fuel in 1999.  PPL Susquehanna estimates that there is sufficient storage capacity in the spent nuclear fuel pools and the on-site spent fuel storage facility at Susquehanna to accommodate spent fuel discharged through approximately 2017 under current operating conditions.  If necessary, the on-site spent fuel storage facility can be expanded, assuming appropriate regulatory approvals are obtained, such that, together, the spent fuel pools and the expanded dry fuel storage facility will accommodate all of the spent fuel expected to be discharged through the current licensed life of the plant.

In 1996, the U.S. Court of Appeals for the District of Columbia Circuit ruled that the Nuclear Waste Policy Act imposed on the DOE an unconditional obligation to begin accepting spent nuclear fuel on or before January 31, 1998.  In 1997, the Court ruled that the contracts between the utilities and the DOE provide a potentially adequate remedy if the DOE failed to begin accepting spent nuclear fuel by January 31, 1998.  The DOE did not, in fact, begin to accept spent nuclear fuel by that date.  The DOE continues to contest claims that its breach of contract resulted in recoverable damages.  In January 2004, PPL Susquehanna filed suit in the U.S. Court of Federal Claims for unspecified damages suffered as a result of the DOE's breach of its contract to accept and dispose of spent nuclear fuel.  Discovery in the case has concluded but the Court has not yet set a date for trial.  PPL cannot predict the outcome of these proceedings.

Energy Marketing

PPL EnergyPlus sells the capacity and electricity produced by PPL Generation subsidiaries, along with purchased power, FTRs, natural gas, oil, uranium, emission allowances and RECs in competitive wholesale and competitive retail markets.

PPL EnergyPlus purchases and sells capacity and electricity at the wholesale level at competitive prices under FERC market-based prices.  Within the constraints of its hedging policy, PPL EnergyPlus actively manages its portfolios of energy and energy-related products to optimize their value and to limit exposure to price fluctuations.

PPL EnergyPlus is licensed to provide retail electric supply to customers in Delaware, Maine, Massachusetts, Maryland, Montana, New Jersey and Pennsylvania and provides retail natural gas supply to customers in Pennsylvania, New Jersey, Delaware, and Maryland.

Competition

Since the early 1990s, there has been increased competition in U.S. energy markets because of federal and state competitive market initiatives.  While some states, such as Pennsylvania and Montana, have created a competitive market for electricity generation, other states continue to consider different types of regulatory initiatives concerning competition in the power and gas industry.  Some states that were considering creating competitive markets have slowed their plans or postponed further consideration.  In addition, states that have created competitive markets have, from time to time, considered new market rules and re-regulation measures that could result in more limited opportunities for competitive energy suppliers.  The activity around re-regulation, however, has slowed due to the current environment of declining power prices.  As such, the competitive markets in which PPL and its subsidiaries participate are highly competitive.

The Supply segment faces competition in wholesale markets for available energy, capacity and ancillary services.  Competition is impacted by electricity and fuel prices, congestion along the power grid, new market entrants, construction by others of generating assets, technological advances in power generation, the actions of environmental and other regulatory authorities and other factors.  The Supply segment primarily competes with other electricity suppliers based on its ability to aggregate generation supply at competitive prices from different sources and to efficiently utilize transportation from third-party pipelines and transmission from electric utilities and ISOs.  Competitors in wholesale power markets include regulated utilities, industrial companies, non-utility generators, competitive subsidiaries of regulated utilities and other energy marketers.  See "Item 1A. Risk Factors - Risks Related to Supply Segment" and PPL's and PPL Energy Supply's "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" for more information concerning the risks faced with respect to competitive energy markets.

Franchise and Licenses

See "Background - Segment Information - Supply Segment - Energy Marketing" for a discussion of PPL EnergyPlus' licenses in various states.  PPL EnergyPlus also has an export license from the DOE to sell capacity and/or energy to electric utilities in Canada.

PPL Susquehanna operates Units 1 and 2 pursuant to NRC operating licenses that expire in 2042 for Unit 1 and in 2044 for Unit 2.

In 2008, PPL Susquehanna received NRC approval for its request to increase the generation capacity of the Susquehanna nuclear plant.  The project is being completed in phases over several years.  PPL Susquehanna's share of the total expected capacity increase is estimated to be 195 MW.  The final phase of the Unit 1 uprate was completed in 2010 and yielded 55 MW for PPL Susquehanna.  The final phase of the Unit 2 uprate is scheduled for 2011 and is projected to yield an additional 50 MW for PPL Susquehanna.  PPL Susquehanna's share of the expected remaining expenditures is $15 million.

In 2008, a PPL subsidiary submitted a COLA to the NRC for a new nuclear generating unit (Bell Bend) to be built adjacent to the Susquehanna plant. Also in 2008, the COLA was accepted for review by the NRC.  In February 2010, the NRC published its official review schedule that culminates with the issuance of Bell Bend's final safety evaluation report in 2012.  See Note 8 to Financial Statements for additional information.

PPL Holtwood operates the Holtwood hydroelectric generating station pursuant to a license that was recently extended by the FERC to expire in 2030.  PPL Holtwood operates the Wallenpaupack hydroelectric generating station pursuant to a license renewed by the FERC in 2005 and expiring in 2044.  PPL Holtwood also owns one-third of the capital stock of Safe Harbor Water Power Corporation (Safe Harbor), which holds a project license that extends operation of its hydroelectric generating station until 2030.  The total capacity of the Safe Harbor generating station was 423 MW at December 31, 2010, and PPL Holtwood is entitled by contract to one-third of the total capacity.  In September 2010, PPL Energy Supply subsidiaries signed definitive agreements to sell their ownership interests in Safe Harbor and two other non-core generating facilities.  See Note 9 to the Financial Statements for additional information.

In October 2009, the FERC approved the request to expand the Holtwood plant and extended the operating license through August 2030.  See Note 8 to the Financial Statements for additional information.

The 11 hydroelectric facilities and one storage reservoir in Montana are licensed by the FERC.  The FERC license for the Mystic facility was relicensed, effective January 1, 2010, for an additional 40-year term.  The Thompson Falls and Kerr licenses expire in 2025 and 2035, respectively; and the licenses for the nine Missouri-Madison facilities expire in 2040.

In connection with the relicensing of these generating facilities, applicable law permits the FERC to relicense the original licensee or license a new licensee, or allow the U.S. government to take over the facility.  If the original licensee is not relicensed, it is compensated for its net investment in the facility, not to exceed the fair value of the property taken, plus reasonable damages to other property affected by the lack of relicensing.  See Note 15 to the Financial Statements for additional information on the Kerr Dam license.

(PPL, PPL Energy Supply and PPL Electric)

SEASONALITY

The demand for and market prices of electricity and natural gas are affected by weather.  As a result, PPL's, PPL Energy Supply's and PPL Electric's operating results in the future may fluctuate substantially on a seasonal basis, especially when more severe weather conditions such as heat waves or winter storms make such fluctuations more pronounced.  The pattern of this fluctuation may change depending on the type and location of the facilities owned and the terms of contracts to purchase or sell electricity.

FINANCIAL CONDITION

See PPL's, PPL Energy Supply's and PPL Electric's "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for this information.

CAPITAL EXPENDITURE REQUIREMENTS

See "Financial Condition - Liquidity and Capital Resources - Forecasted Uses of Cash - Capital Expenditures" in PPL's, PPL Energy Supply's and PPL Electric's "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for information concerning projected capital expenditure requirements for the years 2011-2015.  See Note 15 to the Financial Statements for additional information concerning the potential impact on capital expenditures from environmental matters.

ENVIRONMENTAL MATTERS

PPL and its subsidiaries are subject to certain existing and developing federal, regional, state and local laws and regulations with respect to air and water quality, land use and other environmental matters.  The EPA is in the process of proposing and finalizing an unprecedented number of environmental regulations over the next few years that will directly affect the electric industry.  These initiatives cover all sources - air, water and waste.  See PPL's and PPL Energy Supply's "Financial Condition - Liquidity and Capital Resources" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Forecasted Uses of Cash - Capital Expenditures" for information concerning environmental capital expenditures during 2010 and projected environmental capital expenditures for the years 2011-2015.  Also, see "Environmental Matters" in Note 15 to the Financial Statements for additional information.  To comply with air related requirements, PPL's forecast for capital expenditures reflects a best estimate projection of expenditures that may be required within the next five years.  Such projections are a combined $2.1 billion for LG&E and KU and $400 million for PPL Energy Supply.  Actual costs may be significantly lower or higher depending on the final requirements.  Environmental compliance costs incurred by LG&E and KU are subject to recovery through a rate recovery mechanism.  See Note 3 to the Financial Statements for additional information.

PPL and its subsidiaries are unable to predict the ultimate effect of evolving environmental laws and regulations upon their existing and proposed facilities and operations and competitive positions.  In complying with statutes, regulations and actions by regulatory bodies involving environmental matters, including, among other things, air and water quality, GHG emissions, hazardous and solid waste management and disposal, and regulation of toxic substances, PPL's subsidiaries may be required to modify, replace or cease operating certain of their facilities.  PPL's subsidiaries may also incur significant capital expenditures and operating expenses in amounts which are not now determinable, but could be significant.

EMPLOYEE RELATIONS

As of December 31, 2010, PPL and its subsidiaries had the following full-time employees.

PPL Energy Supply
PPL Generation	2,773
PPL EnergyPlus (a)	1,923
PPL Global (primarily WPD)	2,432
Total PPL Energy Supply	7,128
PPL Electric	2,293
LKE	3,122
PPL Services and other	1,266
Total PPL	13,809

(a)	Includes labor union employees of mechanical contracting subsidiaries, whose numbers tend to fluctuate due to the nature of this business.

Approximately 5,800 employees, or 51%, of PPL's domestic workforce are members of labor unions, with four IBEW locals representing approximately 4,300 employees.  The bargaining agreement with the largest labor union, an IBEW local, which expires in May 2014, covers approximately 1,600 PPL Electric, 1,200 PPL Energy Supply and 400 other employees.  Approximately 830 employees of LKE were represented by an IBEW local and a United Steelworkers of America (USWA) local.  Both LG&E and KU have a three-year labor agreement with the IBEW local.  LG&E's agreement expires in November 2011 and KU's agreement expires in August 2012.  LKE's agreement with the USWA expires in August 2011.  PPL Montana's largest bargaining unit, an IBEW local, represents approximately 270 employees at the Colstrip plant.  The four-year labor agreement expires in April 2012.  PPL Montana's second largest bargaining unit, also an IBEW local, represents approximately 85 employees at hydroelectric facilities and the Corette plant.  This four-year labor agreement expires in April 2012.

Approximately 1,870, or 77%, of PPL's U.K. workforce are members of labor unions.  WPD recognizes four unions, the largest of which represents 40% of its union workforce.  WPD's Electricity Business Agreement, which covers approximately 1,820 union employees may be amended by agreement between WPD and the unions and is terminable with 12 months notice by either side.

See "Separation Benefits" in Note 13 to the Financial Statements for information on a 2009 cost reduction initiative, which resulted in the elimination of approximately 200 domestic management and staff positions at PPL.

AVAILABLE INFORMATION

PPL's Internet website is www.pplweb.com.  On the Investor Center page of that website, PPL provides access to all SEC filings of PPL, PPL Energy Supply and PPL Electric free of charge, as soon as reasonably practicable after filing with the SEC.  Additionally, PPL registrants' filings are available at the SEC's website (www.sec.gov) and at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549, or by calling 1-800-SEC-0330.

ITEM 1A. RISK FACTORS

PPL, PPL Energy Supply and PPL Electric face various risks associated with their businesses.  While we have identified below the risks we currently consider material, these are not the only risks we face.  Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations.  Our businesses, financial condition, cash flows or results of operations could be materially adversely affected by any of these risks.  In addition, this report also contains forward-looking and other statements about our businesses that are subject to numerous risks and uncertainties.  See "Forward-Looking Information," "Item 1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 15 to the Financial Statements for more information concerning the risks described below and for other risks, uncertainties and factors that could impact our businesses and financial results.

As used in this Item 1A., the terms "we," "our" and "us" generally refer to PPL and its consolidated subsidiaries taken as a whole, or to PPL Energy Supply and its consolidated subsidiaries taken as a whole within the Supply and International Regulated segment discussions, or PPL Electric and its consolidated subsidiaries taken as a whole within the Pennsylvania Regulated segment discussion.

Risks Related to All Segments

(PPL, PPL Energy Supply and PPL Electric)

We will selectively pursue growth of generation and transmission and distribution capacity, which involves a number of uncertainties and may not achieve the desired financial results.

We will pursue expansion of our generation and transmission and distribution capacity over the next several years through power uprates at certain of our existing power plants, the potential construction of new power plants, the potential acquisition of existing plants, the potential construction or acquisition of transmission and distribution projects and capital investments to upgrade transmission and distribution infrastructure.  We will rigorously scrutinize opportunities to expand our generating capability and may determine not to proceed with any expansion.  These types of projects involve numerous risks.  Any planned power uprates could result in cost overruns, reduced plant efficiency and higher operating and other costs.  With respect to the construction of new plants, the acquisition of existing plants, or the construction or acquisition of transmission and distribution projects, we may be required to expend significant sums for preliminary engineering, permitting, resource exploration, legal and other expenses before it can be established whether a project is feasible, economically attractive or capable of being financed.  The success of both a new or acquired project would likely be contingent, among other things, upon the negotiation of satisfactory operating contracts, obtaining acceptable financing and maintaining acceptable credit ratings, as well as receipt of required and appropriate governmental approvals.  If we were unable to complete construction or expansion of a project, we may not be able to recover our investment in the project.  Furthermore, we might be unable to operate any new or acquired plants as efficiently as projected, which could result in higher than projected operating and other costs and reduced earnings.

Adverse conditions in the economic and financial markets in which we operate could adversely affect our financial condition and results of operations.

Adverse conditions in the financial markets during 2008 and the associated contraction of liquidity in the wholesale energy markets contributed significantly to declines in wholesale energy prices, significantly impacting our earnings during the second half of 2008 and the first half of 2009.  The breadth and depth of these negative economic conditions had a wide-ranging impact on the U.S. and international business environment, including our businesses.  As a result of the economic downturn, demand for energy commodities has declined significantly.  This reduced demand will continue to impact the key domestic wholesale energy markets we serve (such as PJM) and our Pennsylvania and Kentucky utility businesses, especially industrial customer demand.  The combination of lower demand for power and natural gas and other fuels has put downward price pressure on wholesale energy markets in general, further impacting our energy marketing results.  In general, current economic and commodity market conditions will continue to challenge predictability regarding our unhedged future energy margins, liquidity and overall financial condition.

Our businesses are heavily dependent on credit and capital, among other things, for capital expenditures and providing collateral to support hedging in our energy marketing business.  Global bank credit capacity declined and the cost of renewing or establishing new credit facilities increased significantly in 2008, primarily as a result of general credit concerns nationwide, thereby introducing uncertainties as to our businesses' ability to enter into long-term energy commitments or reliably estimate the longer-term cost and availability of credit.  Although bank credit conditions have improved since mid-2009, and we currently expect to have adequate access to needed credit and capital based on current conditions, deterioration in the financial markets could adversely affect our financial condition and liquidity.  Additionally, regulations to be adopted to implement the Dodd-Frank Financial Reform Act of 2010 may impose requirements on our businesses and the businesses of others with whom we contract such as banks or other counterparties, or simply result in increased costs to conduct our business or access sources of capital and liquidity upon which the conduct of our businesses is dependent.

Our operating revenues could fluctuate on a seasonal basis, especially as a result of severe weather conditions.

Our businesses are subject to seasonal demand cycles.  For example, in some markets demand for, and market prices of, electricity peak during hot summer months, while in other markets such peaks occur in cold winter months.  As a result, our overall operating results in the future may fluctuate substantially on a seasonal basis if weather conditions such as heat waves, extreme cold weather or severe storms occur.  The patterns of these fluctuations may change depending on the type and location of our facilities and the terms of our contracts to sell electricity.

Operating expenses could be affected by weather conditions, including storms, as well as by significant man-made or accidental disturbances, including terrorism or natural disasters.

Weather and these other factors can significantly affect our profitability or operations by causing outages, damaging infrastructure or requiring significant repair costs. Storm outages and damage often directly decrease revenues or increase expenses, due to reduced usage and higher restoration charges.  In addition, weather and other disturbances may affect capital markets and general economic conditions and impact future growth.

Our businesses are subject to physical, market and economic risks relating to potential effects of climate change.

Climate change may produce changes in weather or other environmental conditions, including temperature or precipitation changes, and thus may impact consumer demand for electric power. Temperature increases could result in increased overall electricity volumes or peaks and precipitation changes could result in altered availability of water for plant cooling operations. These or other meteorological changes could lead to increased operating costs, capital expenses or power purchase costs. Conversely, climate change could have a number of potential impacts tending to reduce demand. Changes may entail more frequent or more intense storm activity, which, if severe, could temporarily disrupt regional economic conditions and adversely affect electricity demand levels.  Greenhouse gas regulation could increase the cost of electric power, particularly power generated by fossil-fuels, and such increases could have a depressive effect on the regional economy. Reduced economic and consumer activity in our service areas --both generally and specific to certain industries and consumers accustomed to previously low-cost power -- could reduce demand for the power we generate, market and deliver. Also, demand for our energy-related services could be similarly lowered should consumers' preferences or market factors move toward favoring energy efficiency, low-carbon power sources or reduced electric usage generally.

We cannot predict the outcome of the legal proceedings and investigations currently being conducted with respect to our current and past business activities.  An adverse determination could have a material adverse effect on our financial condition, results of operations or cash flows.

We are involved in legal proceedings, claims and litigation and subject to ongoing state and federal investigations arising out of our business operations, the most significant of which are summarized in "Legal Matters," "Regulatory Issues" and in "Environmental Matters - Domestic" in Note 15 to the Financial Statements.  We cannot predict the ultimate outcome of these matters, nor can we reasonably estimate the costs or liabilities that could potentially result from a negative outcome in each case.

We could be negatively affected by rising interest rates, downgrades to our bond credit ratings or other negative developments in our ability to access capital markets.

In the ordinary course of business, we are reliant upon adequate long-term and short-term financing means to fund our significant capital expenditures, debt interest or maturities and operating needs. As a capital-intensive business, we are sensitive to developments in interest rate levels; credit rating considerations; insurance, security or collateral requirements; market liquidity and credit availability and refinancing opportunities necessary or advisable to respond to credit market changes. Changes in these conditions could result in increased costs and decreased liquidity to our domestic regulated utility businesses.

A downgrade in our credit ratings could negatively affect our ability to access capital and increase the cost of maintaining our credit facilities and any new debt.

Credit ratings assigned by Moody's, Fitch and S&P to our businesses and their financial obligations have a significant impact on the cost of capital incurred by our businesses.  Although we do not expect these ratings to limit our ability to fund short-term liquidity needs or access new long-term debt, any ratings downgrade could increase our short-term borrowing costs and negatively affect our ability to fund short-term liquidity needs and access new long-term debt.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Liquidity and Capital Resources - Ratings Triggers" for additional information on the impact of a downgrade in our credit rating.

Significant increases in our operation and maintenance expenses, including health care and pension costs, could adversely affect our future earnings and liquidity.

We continually focus on limiting and reducing where possible our operation and maintenance expenses.  However, we expect to continue to face increased cost pressures in our operations.  Increased costs of materials and labor may result from general inflation, increased regulatory requirements (especially in respect of environmental regulations), the need for higher-cost expertise in the workforce or other factors.  In addition, pursuant to collective bargaining agreements, we are contractually committed to provide specified levels of health care and pension benefits to certain current employees and retirees.  We provide a similar level of benefits to our management employees.  These benefits give rise to significant expenses.  Due to general inflation with respect to such costs, the aging demographics of our workforce and other factors, we have experienced significant health care cost inflation in recent years, and we expect our health care costs, including prescription drug coverage, to continue to increase despite measures that we have taken and expect to take to require employees and retirees to bear a higher portion of the costs of their health care benefits.  In addition, we expect to continue to incur significant costs with respect to the defined benefit pension plans for our employees and retirees.  The measurement of our expected future health care and pension obligations, costs and liabilities is highly dependent on a variety of assumptions, most of which relate to factors beyond our control.  These assumptions include investment returns, interest rates, health care cost trends, benefit improvements, salary increases and the demographics of plan participants.  If our assumptions prove to be inaccurate, our future costs and cash contribution requirements to fund these benefits could increase significantly.

We may be required to record impairment charges in the future for certain of our investments, which could adversely affect our earnings.

Under GAAP, we are required to test our recorded goodwill for impairment on an annual basis, or more frequently if events or circumstances indicate that these assets may be impaired.  Although no goodwill impairments were recorded based on our annual review in the fourth quarter of 2010, we are unable to predict whether future impairment charges may be necessary.

We also review our long-lived assets for impairment when events or circumstances indicate that the carrying value of these assets may not be recoverable.  See Notes 8, 9 and 18 to the Financial Statements for additional information on impairment charges taken during the reporting periods.  We are unable to predict whether impairment charges, or other losses on sales of other assets or businesses, may occur in future years.

We may incur liabilities in connection with discontinued operations.

In connection with various divestitures, we have indemnified or guaranteed parties against certain liabilities and with respect to certain transactions. These indemnities and guarantees relate to, among other things, liabilities which may arise with respect to the period during which we or our subsidiaries operated the divested business, and to certain ongoing contractual relationships and entitlements with respect to which we or our subsidiaries made commitments in connection with the divestiture.

We are subject to liability risks relating to our generation, transmission and distribution businesses.

The conduct of our physical and commercial operations subjects us to many risks, including risks of potential physical injury, property damage or other financial effects, caused to or caused by employees, customers, contractors, vendors, contractual or financial counterparties and other third parties.

Our facilities may not operate as planned, which may increase our expenses or decrease our revenues and, thus, have an adverse effect on our financial performance.

Operation of power plants, transmission and distribution facilities, information technology systems and other assets and activities subjects us to a variety of risks, including the breakdown or failure of equipment, accidents, security breaches, viruses or outages affecting information technology systems, labor disputes, obsolescence, delivery/transportation problems and disruptions of fuel supply and performance below expected levels. These events may impact our ability to conduct our businesses efficiently or lead to increased costs, expenses or losses.  Operation of our delivery systems below our expectations may result in lost revenue or increased expense, including higher maintenance costs which may not be recoverable from customers.  Planned and unplanned outages at our power plants can require us to purchase power at then-current market prices to satisfy our commitments or, in the alternative, pay penalties and damages for failure to satisfy them.

Although we maintain customary insurance coverage for certain of these risks, no assurance can be given that such insurance coverage will be sufficient to compensate us fully in the event losses occur.

We are subject to risks associated with federal and state tax laws and regulations.

Changes in tax law as well as the inherent difficulty in quantifying potential tax effects of business decisions could negatively impact our results of operations.  We are required to make judgments in order to estimate our obligations to taxing authorities.  These tax obligations include income, property, sales and use and employment-related taxes.  We also estimate our ability to utilize tax benefits and tax credits. Due to the revenue needs of the states and jurisdictions in which our businesses operate, various tax and fee increases may be proposed or considered.  We cannot predict whether legislation or regulation will be introduced or enacted or the effect of any such changes on our businesses.  If enacted, any changes could increase tax expense and could have a negative impact on our results of operations and cash flows.

(PPL and PPL Electric)

Risks Related to Domestic Regulated Utility Operations

Our domestic regulated utility businesses face many of the same risks, in addition to those risks that are unique to the Kentucky Regulated segment and the Pennsylvania Regulated segment.  Set forth below are risk factors common to both domestic regulated segments, followed by sections identifying separately the risks specific to each of these segments.

Our profitability is highly dependent on our ability to recover the costs of providing energy and utility services to our customers and earn an adequate return on our capital investments.  Regulators may not approve the rates we request.

We currently provide services to our utility customers at rates approved by one or more federal or state regulatory commissions, including those commissions referred to below.  While such regulation is generally premised on the recovery of prudently incurred costs and a reasonable rate of return on invested capital, the rates that we may charge our regulated generation, transmission and distribution customers are subject to authorization of the applicable regulatory authorities.  There can be no assurance that such regulatory authorities will consider all of our costs to have been prudently incurred or that the regulatory process by which rates are determined will always result in rates that achieve full recovery of our costs or an adequate return on our capital investments.  While our rates are generally regulated based on an analysis of our costs incurred in a base year, the rates we are allowed to charge may or may not match our costs at any given time. With respect to PPL's November 1, 2010 acquisition of LKE, each of LG&E and KU has agreed with the KPSC, subject to certain limited exceptions such as fuel and environmental cost recoveries, that no base rate increases would take effect for their Kentucky retail customers before January 1, 2013.  Our regulated utility businesses are subject to substantial capital expenditure requirements over the next several years, which will require rate increase requests to the regulators.  If our costs are not adequately recovered through rates, it could have an adverse affect on our business, results of operations, cash flows or financial condition.

Our domestic utility businesses are subject to significant and complex governmental regulation.

Various federal and state entities, including but not limited to the FERC, the KPSC, the VSCC, the TRA and PUC regulate many aspects of the domestic utility operations of PPL, including:

•	the rates that we may charge and the terms and conditions of our service and operations;
•	financial and capital structure matters;
•	siting, construction and operation of facilities;
•	mandatory reliability and safety standards and other standards of conduct;
•	accounting, depreciation and cost allocation methodologies;
•	tax matters;
•	affiliate restrictions;
•	acquisition and disposal of utility assets and securities; and
•	various other matters.

Such regulations or changes thereto may subject us to higher operating costs or increased capital expenditures and failure to comply could result in sanctions or possible penalties. In any rate-setting proceedings, federal or state agencies, intervenors and other permitted parties may challenge our rate requests, and ultimately reduce, alter or limit the rates we seek.

We could be subject to higher costs and/or penalties related to mandatory reliability standards.

Under the Energy Policy Act of 2005, owners and operators of the bulk power transmission system are now subject to mandatory reliability standards promulgated by the NERC and enforced by the FERC.  Compliance with reliability standards may subject us to higher operating costs and/or increased capital expenditures, and violations of these standards could result in substantial penalties which may not be recoverable from customers.

Changes in transmission and wholesale power market structures could increase costs or reduce revenues.

Wholesale revenues fluctuate with regional demand, fuel prices and contracted capacity. Changes to transmission and wholesale power market structures and prices may occur in the future, are not estimable and may result in unforeseen effects on energy purchases and sales, transmission and related costs or revenues. These can include commercial or regulatory changes affecting power pools, exchanges or markets in which PPL participates.

Our domestic regulated businesses undertake significant capital projects and these activities are subject to unforeseen costs, delays or failures, as well as risk of inadequate recovery of resulting costs.

The domestic regulated utility businesses are capital intensive and require significant investments in energy generation (in the case of LKE) and transmission, distribution and other infrastructure projects, such as projects for environmental compliance and system reliability. The completion of these projects without delays or cost overruns is subject to risks in many areas, including:

•	approval, licensing and permitting;
•	land acquisition and the availability of suitable land;
•	skilled labor or equipment shortages;
•	construction problems or delays, including disputes with third party intervenors;
•	increases in commodity prices or labor rates;
•	contractor performance;
•	environmental considerations and regulations;
•	weather and geological issues; and
•	political, labor and regulatory developments.

Failure to complete our capital projects on schedule or on budget, or at all, could adversely affect our financial performance, operations and future growth if such expenditures are not granted rate recovery by our regulators.

Risks Specific to Kentucky Regulated Segment

(PPL)

The costs of compliance with, and liabilities under, environmental laws are significant and are subject to continuing changes.

Extensive federal, state and local environmental laws and regulations are applicable to LG&E's and KU's generation business, including its air emissions, water discharges and the management of hazardous and solid waste, among other business related activities; and the costs of compliance or alleged non-compliance cannot be predicted with certainty but could be material. In addition, our costs may increase significantly if the requirements or scope of environmental laws or regulations, or similar rules are expanded or changed.  Costs may take the form of increased capital or operating and maintenance expenses, monetary fines, penalties or forfeitures or other restrictions. Many of these environmental law considerations are also applicable to the operations of our key suppliers, or customers, such as coal producers and industrial power users, and may impact the costs of their products or demand for our services.

Risks Specific to Pennsylvania Regulated Segment

(PPL and PPL Electric)

We may be subject to higher transmission costs and other risks as a result of PJM's regional transmission expansion plan (RTEP) process.

PJM and the FERC have the authority to require upgrades or expansion of the regional transmission grid, which can result in substantial expenditures for transmission owners.  As discussed in Note 8 to the Financial Statements, we expect to make substantial expenditures to construct the Susquehanna-Roseland transmission line that PJM has determined is necessary for the reliability of the regional transmission grid.  Although the FERC has granted our request for incentive rate treatment of such facilities, we cannot be certain that all costs that we may incur will be recoverable.  In addition, the date when these facilities will be in service, whether due to delays related to public opposition or other factors, is subject to the outcome of future events that are not all within our control.  As a result, we cannot predict the ultimate financial or operational impact of this project or other RTEP projects on PPL Electric.

We could be subject to higher costs and/or penalties related to Pennsylvania Conservation and Energy Efficiency Programs.

Act 129 became effective in October 2008.  This law created requirements for energy efficiency and conservation programs and for the use of smart metering technology, imposed new PLR electricity supply procurement rules, provided remedies for market misconduct, and made changes to the existing Alternative Energy Portfolio Standard.  The law also requires electric utilities to meet specified goals for reduction in customer electricity usage and peak demand by specified dates (2011 and 2013).  Utilities not meeting these requirements of Act 129 are subject to significant penalties that cannot be recovered in rates.  Although we expect to meet these requirements, numerous factors outside of our control could prevent compliance with these requirements and result in penalties to us.  See "Regulatory Issues - Energy Policy Act of 2005 - Reliability Standards" in Note 15 to the Financial Statements for additional information.

Cost recovery remains subject to political risks.

Although prior initiatives have not resulted in the enactment of such legislation, the possibility remains that certain Pennsylvania legislators could introduce legislation to reinstate generation rate caps or otherwise limit cost recovery through rates for Pennsylvania utilities after the end of applicable transition periods, which in PPL Electric's case was December 31, 2009.  If such legislation were introduced and ultimately enacted, PPL Electric could face severe financial consequences including operating losses and significant cash flow shortfalls.  In addition, continuing uncertainty regarding PPL Electric's ability to recover its market supply and other costs of operating its business could adversely affect its credit quality, financing costs and availability of credit facilities necessary to operate its business.

(PPL and PPL Energy Supply)

Risks Related to International Regulated Segment

Our U.K. delivery business is subject to risks with respect to rate regulation and operational performance.

Our U.K. delivery business is rate regulated and operates under an incentive-based regulatory framework.  In addition, its ability to manage operational risk is critical to its financial performance.  Disruption to the distribution network could reduce profitability both directly through the higher costs for network restoration and also through the system of penalties and rewards that Ofgem has in place relating to customer service levels.

In December 2009, Ofgem completed its rate review for the five-year period from April 1, 2010 through March 31, 2015, thus reducing regulatory rate risk in the International Regulated segment until the next rate review which will be effective April 1, 2015.  The regulated income of the International Regulated segment and also the RAB are to some extent linked to movements in the Retail Price Index (RPI).  Reductions in the RPI would adversely impact revenues and the debt/RAB ratio.

Our U.K. distribution business exposes us to risks related to U.K. laws and regulations, taxes, economic conditions, foreign currency exchange rate fluctuations, and political conditions and policies of the U.K. government.  These risks may reduce the results of operations from our U.K. distribution business.

The acquisition, financing, development and operation of projects in the U.K. entail significant financial risks including:

•	changes in laws or regulations relating to U.K. operations, including tax laws and regulations;
•	changes in government policies, personnel or approval requirements;
•	changes in general economic conditions affecting the U.K.;
•	regulatory reviews of tariffs for distribution companies;
•	severe weather and natural disaster impacts on the electric sector and our assets;
•	changes in labor relations;
•	limitations on foreign investment or ownership of projects and returns or distributions to foreign investors;
•	limitations on the ability of foreign companies to borrow money from foreign lenders and lack of local capital or loans;
•
fluctuations in foreign currency exchange rates and in converting U.K. revenues to U.S. dollars, which can increase our expenses and/or impair our ability to meet such expenses, and difficulty moving funds out of the country in which the funds were earned; and

•	compliance with U.S. foreign corrupt practices laws.

Risks Related to Supply Segment

(PPL and PPL Energy Supply)

We face intense competition in our energy supply business, which may adversely affect our ability to operate profitably.

Unlike our regulated utility businesses, our energy supply business is dependent on our ability to operate in a competitive environment and is not assured of any rate of return on capital investments through a predetermined rate structure.  Competition is impacted by electricity and fuel prices, new market entrants, construction by others of generating assets and transmission capacity, technological advances in power generation, the actions of environmental and other regulatory authorities and other factors.  These competitive factors may negatively impact our ability to sell electricity and related products and services, as well as the prices that we may charge for such products and services, which could adversely affect our results of operations and our ability to grow our business.

We sell our available energy and capacity into the competitive wholesale markets through contracts of varying duration.  Competition in the wholesale power markets occurs principally on the basis of the price of products and, to a lesser extent, on the basis of reliability and availability.  We believe that the commencement of commercial operation of new electric facilities in the regional markets where we own or control generation capacity and the evolution of demand side management resources will continue to increase competition in the wholesale electricity market in those regions, which could have an adverse effect on the prices we receive for electricity.

We also face competition in the wholesale markets for electricity capacity and ancillary services.  We primarily compete with other electricity suppliers based on our ability to aggregate supplies at competitive prices from different sources and to efficiently utilize transportation from third-party pipelines and transmission from electric utilities and ISOs.  We also compete against other energy marketers on the basis of relative financial condition and access to credit sources, and our competitors may have greater financial resources than we have.

Competitors in the wholesale power markets in which PPL Generation subsidiaries and PPL EnergyPlus operate include regulated utilities, industrial companies, non-utility generators and competitive subsidiaries of regulated utilities.  In the past, PUHCA significantly restricted mergers and acquisitions and other investments in the electric utility sector.  Entirely new competitors, including financial institutions, have entered the energy markets as a result of the repeal of PUHCA in 2006.  The repeal of PUHCA also may lead to consolidation in our industry, resulting in competitors with significantly greater financial resources than we have.

Adverse changes in commodity prices and related costs may decrease our future energy margins, which could adversely affect our earnings and cash flows.

Our energy margins, or the amount by which our revenues from the sale of power exceed our costs to supply power, are impacted by changes in market prices for electricity, fuel, fuel transportation, emission allowances, RECs, electricity transmission and related congestion charges and other costs.  Unlike most commodities, the limited ability to store electric power requires that it must be consumed at the time of production.  As a result, wholesale market prices for electricity may fluctuate substantially over relatively short periods of time and can be unpredictable.  Among the factors that influence such prices are:

•	supply and demand for electricity available from current or new generation resources;
•	variable production costs, primarily fuel (and the associated fuel transportation costs) and emission allowance expense for the generation resources used to meet the demand for electricity;
•	transmission capacity and service into, or out of, markets served;
•	changes in the regulatory framework for wholesale power markets;
•	liquidity in the wholesale electricity market, as well as general creditworthiness of key participants in the market; and
•	weather and economic conditions impacting demand for electricity or the facilities necessary to deliver electricity.

See Exhibit 99(a) for more information concerning the market fluctuations in wholesale energy, fuel and emission allowance prices over the past five years.

We do not always hedge against risks associated with electricity and fuel price volatility.

We attempt to mitigate risks associated with satisfying our contractual electricity sales obligations by either reserving generation capacity to deliver electricity or purchasing the necessary financial or physical products and services through competitive markets to satisfy our net firm sales contracts.  We also routinely enter into contracts, such as fuel and electricity purchase and sale commitments, to hedge our exposure to fuel requirements and other electricity-related commodities.  However, based on economic and other considerations, we may decide not to hedge the entire exposure of our operations from commodity price risk.  To the extent we do not hedge against commodity price risk, our results of operations and financial position may be adversely affected.

We are exposed to operational, price and credit risks associated with selling and marketing products in the wholesale electricity markets.

We purchase and sell electricity in wholesale markets under market-based tariffs authorized by the FERC throughout the U.S. and also enter into short-term agreements to market available electricity and capacity from our generation assets with the expectation of profiting from market price fluctuations.  If we are unable to deliver firm capacity and electricity under these agreements, we could be required to pay damages.  These damages would generally be based on the difference between the market price to acquire replacement capacity or electricity and the contract price of any undelivered capacity or electricity.  Depending on price volatility in the wholesale electricity markets, such damages could be significant.  Extreme weather conditions, unplanned generation facility outages, environmental compliance costs, transmission disruptions, and other factors could affect our ability to meet our obligations, or cause significant increases in the market price of replacement capacity and electricity.

Our power agreements typically include provisions requiring us to post collateral for the benefit of our counterparties if the market price of energy varies from the contract prices in excess of certain pre-determined amounts.  We currently believe that we have sufficient credit to fulfill our potential collateral obligations under these power contracts.  Our obligation to post collateral could exceed the amount of our facilities or our ability to increase our facilities could be limited by financial markets or other factors. See Note 7 for a discussion of PPL's credit facilities.

We also face credit risk that parties with whom we contract will default in their performance, in which case we may have to sell our electricity into a lower-priced market or make purchases in a higher-priced market than existed at the time of contract.  Whenever feasible, we attempt to mitigate these risks using various means, including agreements that require our counterparties to post collateral for our benefit if the market price of energy varies from the contract price in excess of certain pre-determined amounts.  However, there can be no assurance that we will avoid counterparty nonperformance risk, which could adversely impact our ability to meet our obligations to other parties, which could in turn subject us to claims for damages.

The load following contracts that PPL EnergyPlus is awarded do not provide for specific levels of load and actual load significantly below or above our forecasts could adversely affect our energy margins.

We generally hedge our load following obligations with energy purchases from third parties, and to a lesser extent with our own generation.  If the actual load is significantly lower than the expected load, we may be required to resell power at a lower price than was contracted for to supply the load obligation, resulting in a financial loss.  Alternatively, a significant increase in load could adversely affect our energy margins because we are required under the terms of the load following contracts to provide the energy necessary to fulfill increased demand at the contract price, which could be lower than the cost to procure additional energy on the open market.  Therefore, any significant decrease or increase in load compared to our forecasts could have a material adverse effect on our results of operations or financial position.

We may experience disruptions in our fuel supply, which could adversely affect our ability to operate our generation facilities.

We purchase fuel from a number of suppliers.  Disruption in the delivery of fuel and other products consumed during the production of electricity (such as coal, natural gas, oil, water, uranium, lime, limestone and other chemicals), including disruptions as a result of weather, transportation difficulties, global demand and supply dynamics, labor relations, environmental regulations or the financial viability of our fuel suppliers, could adversely affect our ability to operate our facilities, which could result in lower sales and/or higher costs and thereby adversely affect our results of operations.

Our risk management policy and programs relating to electricity and fuel prices, interest rates, foreign currency and counterparty credit and non-performance risks may not work as planned, and we may suffer economic losses despite such programs.

We actively manage the market risk inherent in our generation and energy marketing activities, as well as our debt, foreign currency and counterparty credit positions.  We have implemented procedures to monitor compliance with our risk management policy and programs, including independent validation of transaction and market prices, verification of risk and transaction limits, portfolio stress tests, sensitivity analyses and daily portfolio reporting of various risk management metrics.  Nonetheless, our risk management programs may not work as planned.  For example, actual electricity and fuel prices may be significantly different or more volatile than the historical trends and assumptions upon which we based our risk management calculations.  Additionally, unforeseen market disruptions could decrease market depth and liquidity, negatively impacting our ability to enter into new transactions.  We enter into financial contracts to hedge commodity basis risk, and as a result are exposed to the risk that the correlation between delivery points could change with actual physical delivery.  Similarly, interest rates or foreign currency exchange rates could change in significant ways that our risk management procedures were not designed to address.  As a result, we cannot always predict the impact that our risk management decisions may have on us if actual events result in greater losses or costs than our risk models predict or greater volatility in our earnings and financial position.

In addition, our trading, marketing and hedging activities are exposed to counterparty credit risk and market liquidity risk.  We have adopted a credit risk management policy and program to evaluate counterparty credit risk.  However, if counterparties fail to perform, the risk of which has increased due to the economic downturn, we may be forced to enter into alternative arrangements at then-current market prices.  In that event, our financial results are likely to be adversely affected.

Our costs to comply with existing and new environmental laws are expected to continue to be significant, and we plan to incur significant capital expenditures for pollution control improvements that, if delayed, would adversely affect our profitability and liquidity.

Our business is subject to extensive federal, state and local statutes, rules and regulations relating to environmental protection.  To comply with existing and future environmental requirements and as a result of voluntary pollution control measures we may take, we have spent and expect to spend substantial amounts in the future on environmental control and compliance.

In order to comply with existing and proposed federal and state environmental laws and regulations primarily governing air emissions from coal-fired plants, in 2005 PPL began a program to install scrubbers and other pollution control equipment (primarily aimed at sulfur dioxide, particulate matter and nitrogen oxides with co-benefits for mercury emissions reduction).  The cost to install this equipment was approximately $1.6 billion.  The scrubbers at our Montour and Brunner Island plants are now in service.  Many states and environmental groups have challenged certain federal laws and regulations relating to air emissions as not being sufficiently strict.  As a result, it is possible that state and federal regulations will be adopted that would impose more stringent restrictions than are currently in effect, which could require us to significantly increase capital expenditures for additional pollution control equipment.

We may not be able to obtain or maintain all environmental regulatory approvals necessary for our planned capital projects which are necessary to our business.  If there is a delay in obtaining any required environmental regulatory approval or if we fail to obtain, maintain or comply with any such approval, operations at our affected facilities could be halted, reduced or subjected to additional costs.  Furthermore, at some of our older generating facilities it may be uneconomic for us to install necessary pollution control equipment, which could cause us to retire those units.

For more information regarding environmental matters, including existing and proposed federal, state and local statutes, rules and regulations to which we are subject, see "Environmental Matters - Domestic" in Note 15 to the Financial Statements.

We rely on transmission and distribution assets that we do not own or control to deliver our wholesale electricity.  If transmission is disrupted, or not operated efficiently, or if capacity is inadequate, our ability to sell and deliver power may be hindered.

We depend on transmission and distribution facilities owned and operated by utilities and other energy companies to deliver the electricity and natural gas we sell in the wholesale market, as well as the natural gas we purchase for use in our electric generation facilities.  If transmission is disrupted (as a result of weather, natural disasters or other reasons) or not operated efficiently by ISOs and RTOs, in applicable markets, or if capacity is inadequate, our ability to sell and deliver products and satisfy our contractual obligations may be hindered, or we may be unable to sell products at the most favorable terms.

The FERC has issued regulations that require wholesale electric transmission services to be offered on an open-access, non-discriminatory basis.  Although these regulations are designed to encourage competition in wholesale market transactions for electricity, there is the potential that fair and equal access to transmission systems will not be available or that transmission capacity will not be available in the amounts we require.  We cannot predict the timing of industry changes as a result of these initiatives or the adequacy of transmission facilities in specific markets or whether ISOs and RTOs in applicable markets will efficiently operate transmission networks and provide related services.

Despite federal and state deregulation initiatives, our supply business is still subject to extensive regulation, which may increase our costs, reduce our revenues, or prevent or delay operation of our facilities.

Our generation subsidiaries sell electricity into the wholesale market.  Generally, our generation subsidiaries and our marketing subsidiaries are subject to regulation by the FERC.  The FERC has authorized us to sell generation from our facilities and power from our marketing subsidiaries at market-based prices.  The FERC retains the authority to modify or withdraw our market-based rate authority and to impose "cost of service" rates if it determines that the market is not competitive, that we possess market power or that we are not charging just and reasonable rates.  Any reduction by the FERC in the rates we may receive or any unfavorable regulation of our business by state regulators could materially adversely affect our results of operations.  See "FERC Market-Based Rate Authority" in Note 15 to the Financial Statements for information regarding recent court decisions that could impact the FERC's market-based rate authority program, and "PJM RPM Litigation" in Note 15 to the Financial Statements for information regarding the FERC's proceedings that could impact PJM's capacity pricing model.

In addition, the acquisition, construction, ownership and operation of electricity generation facilities require numerous permits, approvals, licenses and certificates from federal, state and local governmental agencies.  We may not be able to obtain or maintain all required regulatory approvals.  If there is a delay in obtaining any required regulatory approvals or if we fail to obtain or maintain any required approval or fail to comply with any applicable law or regulation, the operation of our assets and our sales of electricity could be prevented or delayed or become subject to additional costs.

If market deregulation is reversed or discontinued, our business prospects and financial condition could be materially adversely affected.

In some markets, state legislators, government agencies and other interested parties have made proposals to change the use of market-based pricing, re-regulate areas of these markets that have previously been competitive or permit electricity delivery companies to construct or acquire generating facilities.  The ISOs that oversee the transmission systems in certain wholesale electricity markets have from time to time been authorized to impose price limitations and other mechanisms to address extremely high prices in the power markets.  These types of price limitations and other mechanisms may reduce profits that our wholesale power marketing and trading business would have realized under competitive market conditions absent such limitations and mechanisms.  Although we generally expect electricity markets to continue to be competitive, other proposals to re-regulate our industry may be made, and legislative or other actions affecting the electric power restructuring process may cause the process to be delayed, discontinued or reversed in states in which we currently, or may in the future, operate. See "New Jersey Capacity Legislation" in Note 15 to the Financial Statements.

Changes in technology may negatively impact the value of our power plants.

A basic premise of our generation business is that generating electricity at central power plants achieves economies of scale and produces electricity at relatively low prices.  There are alternate technologies to produce electricity, most notably fuel cells, micro turbines, windmills and photovoltaic (solar) cells, the development of which has been expanded due to global climate change concerns.  Research and development activities are ongoing to seek improvements in alternate technologies.  It is possible that advances will reduce the cost of alternate methods of electricity production to a level that is equal to or below that of certain central station production.  Also, as new technologies are developed and become available, the quantity and pattern of electricity usage (the "demand") by customers could decline, with a corresponding decline in revenues derived by generators.  These alternative energy sources could result in a decline to the dispatch and capacity factors of our plants.  As a result of all of these factors, the value of our generation facilities could be significantly reduced.

We are subject to certain risks associated with nuclear generation, including the risk that our Susquehanna nuclear plant could become subject to increased security or safety requirements that would increase capital and operating expenditures, uncertainties regarding spent nuclear fuel, and uncertainties associated with decommissioning our plant at the end of its licensed life.

Nuclear generation accounted for about 29% of our 2010 generation output.  The risks of nuclear generation generally include:

•	the potential harmful effects on the environment and human health from the operation of nuclear facilities and the storage, handling and disposal of radioactive materials;
•	limitations on the amounts and types of insurance commercially available to cover losses and liabilities that might arise in connection with nuclear operations; and
•
uncertainties with respect to the technological and financial aspects of decommissioning nuclear plants at the end of their licensed lives.  The licenses for our two nuclear units expire in 2042 and 2044.  See Note 21 to the Financial Statements for additional information on the ARO related to the decommissioning.

The NRC has broad authority under federal law to impose licensing requirements, including security, safety and employee-related requirements for the operation of nuclear generation facilities.  In the event of noncompliance, the NRC has authority to impose fines or shut down a unit, or both, depending upon its assessment of the severity of the situation, until compliance is achieved.  In addition, revised security or safety requirements promulgated by the NRC could necessitate substantial capital or operating expenditures at our Susquehanna nuclear plant.  There also remains substantial uncertainty regarding the temporary storage and permanent disposal of spent nuclear fuel, which could result in substantial additional costs to PPL that cannot be predicted.  In addition, although we have no reason to anticipate a serious nuclear incident at our Susquehanna plant, if an incident did occur, any resulting operational loss, damages and injuries could have a material adverse effect on our results of operations, cash flows or financial condition. See Note 15 to the Financial Statements for a discussion of nuclear insurance.

ITEM 1B. UNRESOLVED STAFF COMMENTS

PPL Corporation, PPL Energy Supply, LLC and PPL Electric Utilities Corporation

None.
ITEM 2. PROPERTIES

(PPL)

Kentucky Regulated Segment

LKE's properties consist primarily of regulated generation facilities, electric transmission and distribution assets and natural gas transmission and distribution mains in Kentucky.  The electric generating capacity at December 31, 2010 was:

				PPL's Ownership or
	Total MW Capacity (a)			Lease Interest in MW (a)
Primary Fuel/Plant	Winter Rating	Summer Rating	% Ownership	Winter Rating	Summer Rating	Location

Coal
Ghent	1,897	1,918	100.00	1,897	1,918	Kentucky
Mill Creek	1,491	1,472	100.00	1,491	1,472	Kentucky
E.W. Brown	691	684	100.00	691	684	Kentucky
Cane Run	563	563	100.00	563	563	Kentucky
Trimble County - Unit 1 (b)	515	511	75.00	386	383	Kentucky
Green River	173	163	100.00	173	163	Kentucky
OVEC - Clifty Creek (c)	1,304	1,304	8.13	106	106	Indiana
OVEC - Kyger Creek (c)	1,086	1,086	8.13	88	88	Ohio
Tyrone	73	71	100.00	73	71	Kentucky
	7,793	7,772		5,468	5,448
Natural Gas/Oil
Trimble County	1,080	960	100.00	1,080	960	Kentucky
E.W. Brown (d)	1,039	947	100.00	1,039	947	Kentucky
Paddy's Run	216	193	100.00	216	193	Kentucky
Haefling	42	36	100.00	42	36	Kentucky
Zorn	16	14	100.00	16	14	Kentucky
Cane Run	14	14	100.00	14	14	Kentucky
	2,407	2,164		2,407	2,164
Hydro
Ohio Falls	34	52	100.00	34	52	Kentucky
Dix Dam	24	24	100.00	24	24	Kentucky
	58	76		58	76

Total	10,258	10,012		7,933	7,688

(a)
The capacity of generation units is based on a number of factors, including the operating experience and physical conditions of the units, and may be revised periodically to reflect changed circumstances.

(b)
This unit is jointly owned.  Each owner is entitled to its proportionate share of the unit's total output and funds its proportionate share of fuel and other operating costs.  See Note 14 to the Financial Statements for additional information.

(c)
This unit is owned by OVEC.  LKE owns 8.13% of OVEC's equity, which is accounted for as a cost-method investment, and has a power purchase agreement that entitles LKE to its proportionate share of the unit's total output and LKE funds its proportionate share of fuel and other operating costs.

(d)	Includes a leasehold interest. See Note 11 to the Financial Statements for additional information.

With limited exceptions LKE took care, custody and control of TC2 on January 22, 2011, and has dispatched the unit to meet customer demand since that date.  LG&E and KU and the contractor agreed to a further amendment of the construction agreement whereby the contractor will complete certain actions relating to identifying and completing any necessary modifications to allow operation of TC2 on all fuels in accordance with initial specifications prior to certain dates, and amending the provisions relating to liquidated damages.  LKE cannot currently estimate the ultimate outcome of these matters.  LKE owns a 75% interest in TC2.  TC2 is coal-fired and has a capacity of 760 MW, of which LKE's share is 570 MW.

For a description of LKE's service territory, see "Item 1. Business - Background."  At December 31, 2010, LKE's transmission system included in the aggregate, 177 substations (86 of which are shared with the distribution system) with a total capacity of approximately 20 million kVA and 4,987 circuit miles of lines.  The distribution system included 575 substations (86 of which are shared with the transmission system) with a total capacity of approximately 12 million kVA, 18,043 circuit miles of overhead lines and 4,571 circuit miles of underground wires.

LKE's natural gas transmission system included 391 miles of transmission mains (consisting of natural gas transmission lines of 255 miles, natural gas storage lines of 119 miles and gas combustion turbine lines of 17 miles) and the natural gas distribution system included 4,235 miles of distribution mains.  Five underground natural gas storage fields, with a current working natural gas capacity of approximately 15 Bcf, help provide economical and reliable natural gas service to ultimate consumers.

Substantially all of LG&E's and KU's respective real and tangible personal property located in Kentucky and used or to be used in connection with the generation, transmission and distribution of electricity and, in the case of LG&E, the storage and distribution of natural gas, is subject to the lien of either the LG&E 2010 Mortgage Indenture or the KU 2010 Mortgage Indenture.  See Note 7 to the Financial Statements for additional information.

(PPL and PPL Energy Supply)

International Regulated Segment

For a description of WPD's service territory, see "Item 1. Business - Background."  At December 31, 2010, WPD had electric distribution lines in public streets and highways pursuant to legislation and rights-of-way secured from property owners.  In 2010, electricity distributed totaled 26,820 GWh based on operating revenues recorded by WPD.  WPD's distribution system in the U.K. includes 649 substations with a total capacity of 25 million kVA, 28,838 circuit miles of overhead lines and 24,131 cable miles of underground conductors.

(PPL and PPL Electric)

Pennsylvania Regulated Segment

For a description of PPL Electric's service territory, see "Item 1. Business - Background."  At December 31, 2010, PPL Electric had electric transmission and distribution lines in public streets and highways pursuant to franchises and rights-of-way secured from property owners.  PPL Electric's system included 377 substations with a total capacity of 31 million kVA, 33,122 circuit miles of overhead lines and 7,368 cable miles of underground conductors.  All of PPL Electric's facilities are located in Pennsylvania.  Substantially all of PPL Electric's distribution properties and certain transmission properties are subject to the lien of the PPL Electric 2001 Mortgage Indenture.

See Note 8 to the Financial Statements for information on the construction of the Susquehanna-Roseland 500-kilovolt transmission line.

(PPL and PPL Energy Supply)

Supply Segment

PPL Energy Supply's electric generating capacity at December 31, 2010 was:

				PPL Energy Supply's
				Ownership or
	Total MW Capacity (a)			Lease Interest in MW (a)
Primary Fuel/Plant	Winter Rating	Summer Rating	% Ownership	Winter Rating	Summer Rating	Location

Natural Gas/Oil
Martins Creek	1,690	1,671	100.00	1,690	1,671	Pennsylvania
Ironwood (b)	763	660	100.00	763	660	Pennsylvania
Lower Mt. Bethel	628	559	100.00	628	559	Pennsylvania
University Park (c)	579	528	100.00	579	528	Illinois
Combustion turbines	420	358	100.00	420	358	Pennsylvania
Wallingford (c)	241	209	100.00	241	209	Connecticut
	4,321	3,985		4,321	3,985

Coal
Montour	1,550	1,517	100.00	1,550	1,517	Pennsylvania
Brunner Island	1,490	1,447	100.00	1,490	1,447	Pennsylvania
Colstrip Units 1 & 2 (d)	614	614	50.00	307	307	Montana
Conemaugh (e)	1,718	1,714	16.25	279	279	Pennsylvania
Colstrip Unit 3 (d)	740	740	30.00	222	222	Montana
Keystone (e)	1,715	1,719	12.34	212	212	Pennsylvania
Corette	153	153	100.00	153	153	Montana
	7,980	7,904		4,213	4,137

Nuclear
Susquehanna (e)	2,501	2,449	90.00	2,251	2,204	Pennsylvania

Hydro
Various	596	604	100.00	596	604	Montana
Safe Harbor Water Power Corp. (c)	423	423	33.33	141	141	Pennsylvania
Various	174	174	100.00	174	174	Pennsylvania
	1,193	1,201		911	919

Qualifying Facilities
Renewables (f)	25	23	100.00	25	23	Pennsylvania
Renewables (g)	8	8	100.00	8	8	Various
	33	31		33	31

Total	16,028	15,570		11,729	11,276

(a)
The capacity of generation units is based on a number of factors, including the operating experience and physical conditions of the units, and may be revised periodically to reflect changed circumstances.

(b)	Facilities not owned by PPL Energy Supply, but there is a tolling agreement or power purchase agreement in place.
(c)
In September 2010, certain PPL Energy Supply subsidiaries signed definitive agreements to sell their ownership interests in these facilities.  The sale is expected to close in the first quarter of 2011.  See Note 9 to the Financial Statements for additional information on the anticipated sale.

(d)	Represents the leasehold interest held by PPL Montana. See Note 11 to the Financial Statements for additional information.
(e)
This unit is jointly owned.  Each owner is entitled to their proportionate share of the unit's total output and funds their proportionate share of fuel and other operating costs.  See Note 14 to the Financial Statements for additional information.

(f)	Includes renewable energy facilities owned by a PPL Energy Supply subsidiary.
(g)	Includes renewable energy facilities owned by a PPL Energy Supply subsidiary for which there are power purchase agreements in place.

Amounts guaranteed by PPL Montour and PPL Brunner Island in connection with an $800 million secured energy marketing and trading facility are secured by mortgages on the generating facilities owned by PPL Montour and PPL Brunner Island.  See Note 7 to the Financial Statements for additional information.

PPL Energy Supply continuously reexamines development projects based on market conditions and other factors to determine whether to proceed with the projects, sell, cancel or expand them, execute tolling agreements or pursue other options.  At December 31, 2010, PPL Energy Supply subsidiaries planned to implement the following incremental capacity increases.

			PPL Energy Supply		Expected
		Total MW	Ownership or Lease		In-Service
Primary Fuel/Plant	Location	Capacity (a)	Interest in MW		Date (b)

Hydro
Holtwood (c)	Pennsylvania	136	136	(100%)	2011 - 2013
Great Falls (d)	Montana	28	28	(100%)	2012

Nuclear
Susquehanna (e)	Pennsylvania	56	50	(90%)	2011

Natural Gas/Oil
Martins Creek (f)	Pennsylvania	30	30	(100%)	2011

Landfill Gas
Chrin Landfill	Pennsylvania	3	3	(100%)	2011

Total		253	247

(a)
The capacity of generating units is based on a number of factors, including the operating experience and physical condition of the units, and may be revised periodically to reflect changed circumstances.

(b)	The expected in-service dates are subject to receipt of required approvals, permits and other contingencies.
(c)	This project primarily involves the installation of two additional large turbine-generators.
(d)	This project primarily involves the reconstruction of a powerhouse.
(e)
This project involves the extended upgrade of Units 1 and 2 and is being implemented in two uprates per unit.  The uprates for Unit 1 have been completed.  The first uprate for Unit 2 was completed in 2009 and the second uprate is planned to occur in 2011.

(f)	This project involves the replacement of certain rotors and blades for Unit 4.

ITEM 3. LEGAL PROCEEDINGS

See Notes 3 and 15 to the Financial Statements for information regarding legal, regulatory and environmental proceedings and matters.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY,
RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

PPL Corporation

Additional information for this item is set forth in the sections entitled "Quarterly Financial, Common Stock Price and Dividend Data," "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" and "Shareowner and Investor Information" of this report.  At January 31, 2011, there were 70,223 common stock shareowners of record.

Issuer Purchase of Equity Securities during the Fourth Quarter of 2010:

	(a)	(b)	(c)	(d)

				Maximum Number (or
				Approximate Dollar
			Total Number of	Value) of Shares
			Shares (or Units)	(or Units) that May
	Total Number of	Average Price	Purchased as Part of	Yet Be Purchased
	Shares (or Units)	Paid per Share	Publicly Announced	Under the Plans
Period	Purchased	(or Unit)	Plans of Programs	or Programs (1)
October 1 to October 31, 2010				$57,495
November 1 to November 30, 2010				$57,495
December 1 to December 31, 2010				$57,495
Total				$57,495

(1)	In June 2007, PPL announced a program to repurchase from time to time up to $750 million of its common stock in open market purchases, pre-arranged trading plans or privately negotiated transactions.

PPL Energy Supply, LLC

There is no established public trading market for PPL Energy Supply's membership interests.  PPL Energy Funding, a direct wholly owned subsidiary of PPL, owns all of PPL Energy Supply's outstanding membership interests.  Distributions on the membership interests will be paid as determined by PPL Energy Supply's Board of Managers.  PPL Energy Supply made cash distributions to PPL Energy Funding of $4,692 million in 2010 and $943 million in 2009.  See Note 24 regarding the distribution of PPL Energy Supply's membership interests in PPL Global to PPL Energy Funding on January 31, 2011.

PPL Electric Utilities Corporation

There is no established public trading market for PPL Electric's common stock, as PPL owns 100% of the outstanding common shares.  Dividends paid to PPL on those common shares are determined by PPL Electric's Board of Directors.  PPL Electric paid common stock dividends to PPL of $71 million in 2010 and $274 million in 2009.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

PPL Energy Supply, LLC and PPL Electric Utilities Corporation

Item 6 is omitted as PPL Energy Supply and PPL Electric meet the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

PPL Corporation (a) (b)	2010 (c)	2009	2008	2007	2006

Income Items - millions
Operating revenues	$8,521	$7,449	$7,857	$6,327	$5,998
Operating income	1,866	896	1,703	1,606	1,448
Income from continuing operations after income taxes
attributable to PPL	955	414	857	973	807
Net income attributable to PPL	938	407	930	1,288	865
Balance Sheet Items - millions (d)
Total assets	32,837	22,165	21,405	19,972	19,747
Short-term debt	694	639	679	92	42
Long-term debt (e)	12,663	7,143	7,838	7,568	7,746
Long-term debt with affiliate trusts					89
Noncontrolling interests	268	319	319	320	361
Common equity	8,210	5,496	5,077	5,556	5,122
Total capitalization (e)	21,835	13,597	13,913	13,536	13,360
Capital lease obligations					10
Financial Ratios
Return on average common equity - %	13.26	7.48	16.88	24.47	17.81
Ratio of earnings to fixed charges - total enterprise
basis (f)	2.7	1.9	3.1	2.8	2.7
Common Stock Data
Number of shares outstanding - thousands
Year-end	483,391	377,183	374,581	373,271	385,039
Average	431,345	376,082	373,626	380,563	380,754
Income from continuing operations after income taxes
available to PPL common shareowners - Basic EPS	$2.21	$1.10	$2.28	$2.53	$2.09
Income from continuing operations after income taxes
available to PPL common shareowners - Diluted EPS	$2.20	$1.10	$2.28	$2.51	$2.06
Net income available to PPL common shareowners -
Basic EPS	$2.17	$1.08	$2.48	$3.37	$2.26
Net income available to PPL common shareowners -
Diluted EPS	$2.17	$1.08	$2.47	$3.34	$2.24
Dividends declared per share of common stock	$1.40	$1.38	$1.34	$1.22	$1.10
Book value per share (d)	$16.98	$14.57	$13.55	$14.88	$13.30
Market price per share (d)	$26.32	$32.31	$30.69	$52.09	$35.84
Dividend payout ratio - % (g)	65	128	54	37	49
Dividend yield - % (h)	5.32	4.27	4.37	2.34	3.07
Price earnings ratio (g) (h)	12.13	29.92	12.43	15.60	16.00
Sales Data - millions of kWh
Domestic - Electric energy supplied - retail (i)	14,595	38,912	40,374	40,074	38,810
Domestic - Electric energy supplied - wholesale (i) (j)	75,489	38,988	42,712	33,515	30,427
Domestic - Electric energy delivered (i)	42,341	36,717	38,058	37,950	36,683
International - Electric energy delivered (k)	26,820	26,358	27,724	31,652	33,352

(a)
The earnings each year were affected by several items that management considers special.  See "Results of Operations - Segment Results" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of special items in 2010, 2009 and 2008.

(b)	See "Item 1A. Risk Factors" and Note 15 to the Financial Statements for a discussion of uncertainties that could affect PPL's future financial condition.
(c)	The year 2010 includes LKE's earnings and sales data for the two month period from acquisition through December 31, 2010 and all balance sheet accounts at December 31, 2010.
(d)	As of each respective year-end.
(e)	The year 2007 excludes amounts related to the natural gas distribution and propane businesses that had been classified as held for sale at December 31, 2007.
(f)
Computed using earnings and fixed charges of PPL and its subsidiaries.  Fixed charges consist of interest on short- and long-term debt, amortization of debt discount, expense and premium - net, other interest charges, the estimated interest component of operating rentals and preferred securities distributions of subsidiaries.  See Exhibit 12(a) for additional information.

(g)	Based on diluted EPS.
(h)	Based on year-end market prices.
(i)	The domestic trends for 2010 reflect the expiration of the PLR contract between PPL Energy Plus and PPL Electric as of December 31, 2009. See Note 16 for additional information.
(j)
All years include kWh associated with certain non-core generation facilities that have been classified as Discontinued Operations, the Long Island generation business that was sold in 2010 and PPL Maine's hydroelectric generation business that was sold in two separate transactions in 2009 and 2010.

(k)	Years 2007 and earlier include the deliveries associated with the Latin American businesses, until the date of their sale in 2007.

PPL CORPORATION AND SUBSIDIARIES

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The information provided in this Item 7 should be read in conjunction with PPL's Consolidated Financial Statements and the accompanying Notes.  Terms and abbreviations are explained in the glossary.  Dollars are in millions unless otherwise noted.

PPL, headquartered in Allentown, PA, is an energy and utility holding company that was incorporated in 1994.  Through subsidiaries, PPL generates electricity from power plants in the northeastern, northwestern and southeastern U.S., markets wholesale or retail energy primarily in northeastern and northwestern portions of the U.S., delivers electricity to customers in Pennsylvania, Kentucky, Virginia, Tennessee and the U.K. and delivers natural gas in Kentucky.  On November 1, 2010, PPL acquired all of the limited liability company interests of E.ON U.S. LLC from a wholly owned subsidiary of E.ON AG.  Upon completion of the acquisition, E.ON U.S. LLC was renamed LG&E and KU Energy LLC (LKE).  LKE is engaged in regulated utility operations through its subsidiaries, KU and LG&E.  PPL acquired LKE for approximately $7.6 billion, including debt assumed through consolidation.  See Note 10 to the Financial Statements for additional information on the acquisition.  The acquisition of LKE substantially reapportions the mix of PPL's regulated and competitive businesses by increasing the regulated portion of its business, strengthens PPL's credit profile and enhances rate-regulated growth opportunities as the regulated businesses make investments to improve infrastructure and customer reliability.  The increase in regulated assets provides earnings stability through regulated returns and the ability to recover costs of capital investments, in contrast to the competitive supply business where earnings and cash flows are subject to market conditions.  In 2011, PPL projects that 50% of its net income will be provided by its regulated businesses and the remainder will be provided by its competitive supply businesses.  As of December 31, 2010, PPL has:

•	More than $10 billion in projected annual revenues (up from $8.5 billion recorded by PPL in 2010 including two months of LKE revenue).

•	5.3 million utility customers (including 1.3 million served by the Kentucky-based companies).

•	Approximately 19,000 MW of generation (including 7,700 MW of regulated capacity in the Kentucky-based companies).

•	Approximately 14,000 full-time employees (including about 3,100 in Kentucky).

As of December 31, 2010, PPL's principal subsidiaries are shown below (* denotes a SEC registrant):

In January 2011, PPL Energy Supply distributed its 100% membership interest in PPL Global to its parent, PPL Energy Funding, to better align PPL's organizational structure with the manner in which it manages its businesses and reports segment information in its consolidated financial statements.

PPL's overall strategy is to achieve stable, long-term growth in its regulated electricity delivery businesses through efficient operations and strong customer and regulatory relations, and disciplined growth in energy supply margins while limiting volatility in both cash flows and earnings.  More specifically, PPL's strategy for its regulated businesses is to own and operate these businesses at the most efficient cost while maintaining high quality customer service and reliability, as well as grow this part of the business.  PPL's strategy for its competitive electricity generation and marketing businesses is to match energy supply with load, or customer demand, under contracts of varying lengths with creditworthy counterparties to capture profits while effectively managing exposure to energy and fuel price volatility, counterparty credit risk and operational risk.

To manage financing costs and access to credit markets, a key objective for PPL's business is to maintain a strong credit profile.  PPL continually focuses on maintaining an appropriate capital structure and liquidity position.  In addition, PPL has adopted financial and operational risk management programs that, among other things, are designed to monitor and manage its exposure to earnings and cash flow volatility related to changes in energy and fuel prices, interest rates, foreign currency exchange rates, counterparty credit quality and the operating performance of its generating units.  See "Item 1A. Risk Factors" for more information concerning these and other material risks PPL faces in its businesses.

Following the November 1, 2010 acquisition of LKE, PPL is organized into four segments:  Kentucky Regulated, International Regulated (formerly International Delivery), Pennsylvania Regulated (formerly Pennsylvania Delivery) and Supply.  Other than PPL adding a Kentucky Regulated segment, there were no other changes to reportable segments except the renaming of segments and allocating interest expense related to the Equity Units to the Kentucky Regulated segment.  Refer to "Item 1. Business - Background" for additional information on PPL's reportable segments.

"Management's Discussion and Analysis of Financial Condition and Results of Operations" provides information concerning PPL's performance in implementing the strategies and managing the risks and challenges mentioned above.  Specifically:

•
"Results of Operations" provides an overview of PPL's operating results in 2010, 2009 and 2008, including a review of earnings, with details of results by reportable segment.  It also provides a brief outlook for 2011.

•
"Financial Condition - Liquidity and Capital Resources" provides an analysis of PPL's liquidity position and credit profile, including its sources of cash (including bank credit facilities and sources of operating cash flow) and uses of cash (including contractual obligations and capital expenditure requirements) and the key risks and uncertainties that impact PPL's past and future liquidity position and financial condition.  This subsection also includes rating agency actions on PPL's credit ratings.

•	"Financial Condition - Risk Management - Energy Marketing & Trading and Other" provides an explanation of PPL's risk management programs relating to market risk and credit risk.

•
"Application of Critical Accounting Policies" provides an overview of the accounting policies that are particularly important to the results of operations and financial condition of PPL and that require its management to make significant estimates, assumptions and other judgments.

See "Item 1. Business - Background - Segment Information - Pennsylvania Regulated Segment" for a discussion of PPL Electric's PLR obligations, PPL Electric's agreement to provide electricity as a PLR at "capped" rates through the end of 2009, and plans for default electricity supply procurement after 2009.

When comparing 2010 with 2009, certain line items on PPL's financial statements were impacted by the Customer Choice Act, Act 129 and other related issues.  Overall, the expiration of generation rate caps and a long-term full requirements contract between PPL EnergyPlus and PPL Electric at the end of 2009 had a significant positive impact on PPL's results of operations, financial condition and cash flows during 2010.

The primary impact of the expiration of these generation rate caps and this contract is reflected in PPL's unregulated gross energy margins.  See "Statement of Income Analysis" for an explanation of this non-GAAP financial measure.  In 2010, PPL sold the majority of its generation supply to unaffiliated parties under various wholesale and retail contracts at prevailing market rates at the time the contracts were executed.  In 2009, the majority of generation produced by PPL's generation plants was sold to PPL Electric's customers as PLR supply under predetermined capped rates.

Regarding PPL's Pennsylvania regulated electric delivery operations, the expiration of generation rate caps, the resulting competitive solicitations for power supply, the migration of customers to alternative suppliers, the Customer Choice Act and Act 129 had minimal impact on Pennsylvania gross delivery margins, as approved recovery mechanisms allow for cost recovery of associated expenses, including the cost of energy provided as a PLR.  However, PPL Electric's 2010 Pennsylvania gross delivery margins were negatively impacted by the expiration of CTC recovery in December 2009.  PPL Electric continues to remain the delivery provider for all customers in its service territory and charge a regulated rate for the service of delivering electricity.  See "Statement of Income Analysis - Margins - Pennsylvania Gross Delivery Margins" for additional information.

See "Regulatory Issues - Enactment of Financial Reform Legislation" in Note 15 for information on the Dodd-Frank Act.

Results of Operations

Tables analyzing changes in amounts between periods within "Segment Results" and "Statement of Income Analysis" are presented on a constant U.K. foreign currency exchange rate basis, where applicable, in order to isolate the impact of the change in the exchange rate on the item being explained.  Results computed on a constant U.K. foreign currency exchange rate basis are calculated by translating current year results at the prior year weighted-average foreign currency exchange rate.

Earnings

	2010	2009	2008

Net Income Attributable to PPL Corporation	$938	$407	$930
EPS - basic	$2.17	$1.08	$2.48
EPS - diluted	$2.17	$1.08	$2.47

The changes in Net Income Attributable to PPL Corporation from year to year were, in part, due to several special items that management considers significant.  Details of these special items are provided within the review of each segment's earnings.

The "Statement of Income Analysis" explains the year-to-year changes in significant earnings components, including certain income statement line items, unregulated gross energy margins by region and Pennsylvania gross delivery margins by component.  As a result of the November 1, 2010, acquisition, LKE's results for the two months ended December 31, 2010 are included in PPL's results with no comparable amounts for 2009.  When discussing PPL's results of operations for 2010 compared with 2009, the results of LKE are isolated for purposes of comparability.  LKE's results are shown separately within "Segment Results - Kentucky Regulated Segment."  See Note 10 to the Financial Statements for additional information regarding the acquisition.

Segment Results

Net Income Attributable to PPL Corporation by segment and for "Unallocated Costs" was:

	2010	2009	2008

Kentucky Regulated	$26
International Regulated	261	$243	$290
Pennsylvania Regulated	115	124	161
Supply	612	40	479
Unallocated Costs (a)	(76)
Total	$938	$407	$930

(a)
2010 includes $22 million, after tax, of certain third-party acquisition-related costs, including advisory, accounting, and legal fees associated with the acquisition of LKE that are recorded in "Other Income (Expense) – net" on the Statement of Income.  2010 also includes $52 million, after tax, of Bridge Facility costs that are recorded in "Interest Expense" on the Statement of Income.  These costs are considered special items by management.  See Note 10 to the Financial Statements for additional information on the acquisition and related financing.

Kentucky Regulated Segment

The Kentucky Regulated segment consists primarily of LKE's results from the operation of regulated electricity generation, transmission and distribution assets, primarily in Kentucky, as well as in Virginia and Tennessee.  This segment also includes LKE's results from the regulated distribution and sale of natural gas in Kentucky.

The Kentucky Regulated segment Net Income Attributable to PPL Corporation for the two-month period from acquisition through December 31, 2010 was:

2010
Operating revenues
External	$493
Total Operating revenues	493
Fuel and energy purchases
External	207
Other operation and maintenance	139
Depreciation	49
Taxes, other than income	2
Total operating expenses	397
Other Income (Expense) - net	(1)
Interest Expense (a)	55
Income Taxes	16
Income from Discontinued Operations	2
Net Income Attributable to PPL Corporation	$26

(a)	Includes interest expense allocated to the Kentucky Regulated segment of $31 million related to the Equity Units. See Note 7 to the Financial Statements for additional information.

The following after-tax amounts, which management considers special items, impacted the Kentucky Regulated segment's earnings.

2010

Energy-related economic activity, net (a)	$(1)
Other:
Discontinued operations (Note 9)	2
Total	$1

(a)	Represents net unrealized losses on contracts that economically hedge anticipated cash flows.

2011 Outlook

Excluding special items, earnings in 2011 are expected to be generally driven by high-performing utilities in Kentucky, which are in a defined service area with a constructive regulatory environment and by the results of electric and natural gas base rate increases that became effective August 1, 2010.  The Kentucky Regulated segment is expected to contribute approximately 20% of PPL's 2011 earnings.

Earnings beyond 2010 are subject to various risks and uncertainties.  See "Forward-Looking Information," "Item 1. Business," "Item 1A. Risk Factors," the rest of this Item 7 and Note 15 to the Financial Statements for a discussion of the risks, uncertainties and factors that may impact future earnings.

International Regulated Segment

The International Regulated segment primarily includes the electric distribution operations of WPD.  See Note 9 to the Financial Statements for additional information on the sale of PPL's Latin American businesses in 2007.  The International Regulated segment results in 2009 and 2008 reflect the classification of its Latin American businesses as Discontinued Operations.

International Regulated segment Net Income Attributable to PPL Corporation was:

	2010	2009	2008

Utility revenues	$727	$684	$824
Energy-related businesses	34	32	33
Total operating revenues	761	716	857
Other operation and maintenance	182	140	186
Depreciation	117	115	134
Taxes, other than income	52	57	66
Energy-related businesses	17	16	14
Total operating expenses	368	328	400
Other Income (Expense) - net	3	(11)	17
Interest Expense	135	87	144
Income Tax Expense		20	45
Income (Loss) from Discontinued Operations		(27)	5
Net Income Attributable to PPL Corporation	$261	$243	$290

The after-tax changes in Net Income Attributable to PPL Corporation between these periods were due to the following factors.

	2010 vs. 2009	2009 vs. 2008
U.K.
Utility revenues	$30	$10
Other operation and maintenance	(34)	16
Other income (expense) - net	1	(7)
Depreciation	(2)	(4)
Interest expense	(36)	28
Income taxes	13	24
Foreign currency exchange rates	6	(69)
Other	5	(3)
Discontinued operations, excluding special item (Note 9)		(5)
U.S. income taxes	(32)	1
Other	7	(10)
Special items	60	(28)
Total	$18	$(47)

•
U.K. utility revenues increased in 2010 compared with 2009, primarily due to price increases in April 2010 and 2009, partially offset by lower regulatory recovery due to a revised estimate of network electricity losses.

U.K. utility revenues increased in 2009 compared with 2008, due to higher regulatory recovery primarily due to a revised estimate of network electricity losses and higher prices.

•
U.K. other operation and maintenance increased in 2010 compared with 2009, primarily due to higher pension expense resulting from an increase in amortization of actuarial losses.

U.K. other operation and maintenance decreased in 2009 compared with 2008, primarily due to lower pension cost resulting from an increase in discount rates and lower inflation rates.

•
U.K. interest expense increased in 2010 compared with 2009, primarily due to higher inflation rates on index-linked Senior Unsecured Notes and interest expense related to the March 2010 debt issuance.

U.K. interest expense decreased in 2009 compared with 2008, primarily due to lower inflation rates on index-linked Senior Unsecured Notes and lower debt balances.

•
U.K. income taxes decreased in 2010 compared with 2009, primarily due to realized capital losses that offset a gain relating to a business activity sold in 1999, partially offset by favorable settlements of uncertain tax positions in 2009.

U.K. income taxes decreased in 2009 compared with 2008, primarily due to HMRC's determination related to the valuation of a business activity sold in 1999 and to the deductibility of foreign currency exchange losses, partially offset by the settlement of uncertain tax positions and a change in the tax law in 2008.

•
Changes in foreign currency exchange rates positively impacted U.K. earnings for 2010 compared with 2009, and negatively impacted U.K. earnings for 2009 compared with 2008.  The weighted-average exchange rates for the British pound sterling were approximately $1.56 in 2010, $1.53 in 2009 and $1.91 in 2008.

•	U.S. income taxes increased in 2010 compared with 2009, primarily due to changes in the taxable amount of planned U.K. cash repatriations.

The following after-tax amounts, which management considers special items, also impacted the International Regulated segment's earnings.

	2010	2009	2008

Foreign currency-related economic hedges (a)	$1	$1
Sales of assets:
Latin American businesses (Note 9)		(27)
Asset impairments		(1)
Workforce reduction (Note 13)		(2)	$(1)
Other:
Change in U.K. tax rate (Note 5)	18
U.S. Tax Court ruling (b)	12
Total	$31	$(29)	$(1)

(a)	Represents unrealized gains on contracts that economically hedge anticipated earnings denominated in British pounds sterling.
(b)
Represents the net tax benefit recorded as a result of the U.S. Tax Court ruling that the U.K. Windfall Profits Tax is creditable for U.S. tax purposes, excluding the reversal of accrued interest.  See Notes 5 and 15 to the Financial Statements for additional information.

2011 Outlook

Excluding special items, earnings in 2011 are projected to be comparable with 2010 earnings as a result of higher electric delivery revenue and a more favorable currency exchange rate offset by higher income taxes, higher depreciation and higher financing costs.

Earnings beyond 2010 are subject to various risks and uncertainties.  See "Forward-Looking Information," "Item 1. Business," "Item 1A. Risk Factors," the rest of this Item 7 and Note 15 to the Financial Statements for a discussion of the risks, uncertainties and factors that may impact future earnings.

Pennsylvania Regulated Segment

The Pennsylvania Regulated segment includes the regulated electric delivery operations of PPL Electric.  In October 2008, PPL sold its natural gas distribution and propane businesses.  See Note 9 to the Financial Statements for additional information.

The Pennsylvania Regulated segment results in 2008 reflect the classification of PPL's natural gas distribution and propane businesses as Discontinued Operations.

Pennsylvania Regulated segment Net Income Attributable to PPL Corporation was:

	2010	2009	2008
Operating revenues
External	$2,448	$3,218	$3,290
Intersegment	7	74	111
Total operating revenues	2,455	3,292	3,401
Energy purchases
External	1,075	114	163
Intersegment	320	1,806	1,826
Other operation and maintenance	502	417	410
Amortization of recoverable transition costs		304	293
Depreciation	136	128	131
Taxes, other than income	138	194	203
Total operating expenses	2,171	2,963	3,026
Other Income (Expense) - net	7	10	14
Interest Expense	99	118	111
Income Taxes	57	79	102
Income from Discontinued Operations			3
Net Income	135	142	179
Net Income Attributable to Noncontrolling Interests (Note 6)	20	18	18
Net Income Attributable to PPL Corporation	$115	$124	$161

The after-tax changes in Net Income Attributable to PPL Corporation between these periods were due to the following factors.

	2010 vs. 2009	2009 vs. 2008

Pennsylvania gross delivery margins	$2	$(18)
Other operation and maintenance	(29)	3
Interest expense	11	(12)
Income taxes and other	(2)	2
Discontinued Operations, excluding special item (Note 9)		(9)
Special items	9	(3)
Total	$(9)	$(37)

•	See "Pennsylvania Gross Delivery Margins by Component" in the "Statement of Income Analysis" section for an explanation of margins generated by the regulated electric delivery operations.

•	Other operation and maintenance increased in 2010 compared with 2009, primarily due to higher payroll-related costs and higher contractor costs related to vegetation management.

•
Interest expense decreased in 2010 compared with 2009, primarily due to lower average debt balances in 2010 compared with 2009 and the interest related to the over-recovery of recoverable transition costs.

Interest expense increased in 2009 compared with 2008, primarily due to $400 million of debt issuances in October 2008 that prefunded a portion of August 2009 debt maturities.

The following after-tax amounts, which management considers special items, also impacted earnings.

	2009	2008

Sales of assets:
Gas & propane businesses (Note 9)		$(6)
Asset impairments	$(1)
Workforce reduction (Note 13)	(5)
Other:
Change in tax accounting method related to repairs (Note 5)	(3)
Total	$(9)	$(6)

2011 Outlook

Excluding special items, higher earnings are projected in 2011 compared with 2010, due to higher distribution revenues resulting from an approved distribution base rate increase effective January 1, 2011.

Earnings beyond 2010 are subject to various risks and uncertainties.  See "Forward-Looking Information," "Item 1. Business," "Item 1A. Risk Factors," the rest of this Item 7 and Note 15 to the Financial Statements for a discussion of the risks, uncertainties and factors that may impact future earnings.  See "Item 1. Business - Segment Information - Pennsylvania Regulated Segment" for additional information on the 2010 rate case.

Supply Segment

The Supply segment primarily consists of the energy marketing and trading activities, as well as the competitive generation and development operations of PPL Energy Supply.  In September 2010, certain PPL Energy Supply subsidiaries signed definitive agreements to sell their entire ownership interests in certain non-core generation facilities.  The sale is expected to close in the first quarter of 2011, subject to the receipt of necessary regulatory approvals and third-party consents.  The operating results of these facilities have been classified as Discontinued Operations.  In 2010 and 2009, PPL Energy Supply subsidiaries also completed the sale of several businesses, which have been classified as Discontinued Operations.  See Note 9 to the Financial Statements for additional information.

Supply segment Net Income Attributable to PPL Corporation was:

	2010	2009	2008
Energy revenues
External (a)	$4,444	$3,124	$3,224
Intersegment	320	1,806	1,826
Energy-related businesses	375	391	486
Total operating revenues	5,139	5,321	5,536
Fuel and energy purchases
External (a)	2,440	3,586	3,071
Intersegment	3	70	108
Other operation and maintenance	934	865	821
Depreciation	254	212	179
Taxes, other than income	46	29	19
Energy-related businesses	366	380	467
Total operating expenses	4,043	5,142	4,665
Other Income (Expense) - net	(9)	48	22
Other-Than-Temporary Impairments	3	18	36
Interest Expense	224	182	192
Income Taxes	228	6	249
Income (Loss) from Discontinued Operations	(19)	20	65
Net Income	613	41	481
Net Income Attributable to Noncontrolling Interests (Note 22)	1	1	2
Net Income Attributable to PPL Corporation	$612	$40	$479

(a)	Includes impact from energy-related economic activity. See "Commodity Price Risk (Non-trading) - Economic Activity" in Note 19 to the Financial Statements for additional information.

The after-tax changes in Net Income Attributable to PPL Corporation between these periods were due to the following factors.

	2010 vs. 2009	2009 vs. 2008

Eastern U.S. non-trading margins	$607	$(3)
Western U.S. non-trading margins	9	20
Net energy trading margins	(9)	81
Other operation and maintenance	(32)	(33)
Depreciation	(25)	(19)
Income taxes and other	94	(7)
Discontinued operations, excluding special items (Note 9)	13	(9)
Special items	(85)	(469)
Total	$572	$(439)

•	See "Unregulated Gross Energy Margins By Region" in the "Statement of Income Analysis" section for an explanation of non-trading margins and net energy trading margins.

•
Other operation and maintenance increased in 2010 compared with 2009, primarily due to increased payroll-related costs, higher contractor-related costs and other costs at Susquehanna.  Also contributing to the increase were higher support group costs, higher expenses at western fossil/hydro plants due to the Corette overhaul and lease expense related to the use of the streambeds in Montana.  See Note 15 to the Financial Statements for additional information on continuing litigation regarding the streambeds in Montana.

Other operation and maintenance increased in 2009 compared with 2008, primarily due to increased payroll-related costs, higher contractor-related costs and other costs at generation plants.

•	Depreciation increased in 2010 compared with 2009, primarily due to the Brunner Island environmental equipment that was placed in service in 2009 and early 2010.

Depreciation increased in 2009 compared with 2008, primarily due to the scrubbers at Brunner Island and Montour and portions of the Susquehanna uprate projects that were placed in service in 2008 and 2009.

•
Income taxes decreased in 2010 compared with 2009, primarily due to a release of valuation allowances related to deferred tax assets for Pennsylvania net operating loss carryforwards, investment tax credits at Holtwood and Rainbow, a release of tax reserves in 2010, and a tax benefit from the manufacturing deduction.

The following after-tax amounts, which management considers special items, also impacted the Supply segment's earnings.

	2010	2009	2008

Adjusted energy-related economic activity, net (a)	$(121)	$(225)	$251
Sales of assets:
Maine hydroelectric generation business (Note 9)	15	22
Sundance indemnification	1
Long Island generation business (b)		(33)
Interest in Wyman Unit 4 (Note 9)		(4)
Impairments:
Impacts from emission allowances (c)	(10)	(19)	(25)
Adjustments - NDT investments (d)			(17)
Other asset impairments (e)		(4)	(15)
Workforce reduction (Note 13)		(6)	(1)
LKE acquisition-related costs:
Monetization of certain full-requirement sales contracts (f)	(125)
Anticipated sale of certain non-core generation facilities (g)	(64)
Discontinued cash flow hedges and ineffectiveness (Note 19)	(28)
Reduction of credit facility (Note 7)	(6)
Other:
Montana hydroelectric litigation (Note 15)	(34)	(3)
Health Care Reform - tax impact (Note 13)	(8)
Montana basin seepage litigation (Note 15)	2		(5)
Change in tax accounting method related to repairs (Note 5)		(21)
Synfuel tax adjustment (Note 15)			(13)
Off-site remediation of ash basin leak (Note 15)			1
Total	$(378)	$(293)	$176

(a)	See "Reconciliation of Economic Activity" below.
(b)	Consists primarily of the initial impairment charge recorded in June 2009 when this business was classified as held for sale. See Note 9 to the Financial Statements for additional information.
(c)
2010 and 2009 include impairments of sulfur dioxide emission allowances.  2009 also includes a pre-tax gain of $4 million related to the settlement of a dispute regarding the sale of certain annual nitrogen oxide allowance put options.  See Note 18 to the Financial Statements for additional information.

2008 consists of charges related to annual nitrogen oxide allowances and put options. See Note 18 to the Financial Statements for additional information.
(d)	Represents other-than-temporary impairment charges on securities, including reversals of previous impairments when securities previously impaired were sold.
(e)	2008 primarily consists of a pre-tax charge of $22 million related to the Holtwood hydroelectric expansion project. See Note 8 to the Financial Statements for additional information.
(f)	See "Components of Monetization of Certain Full-Requirement Sales Contracts" below.
(g)
Consists primarily of an impairment charge recorded when these facilities were classified as held for sale, and allocated goodwill that was written off.  See Note 9 to the Financial Statements for additional information.

Reconciliation of Economic Activity

The following table reconciles unrealized pre-tax gains (losses) from the table within "Commodity Price Risk (Non-trading) - Economic Activity" in Note 19 to the Financial Statements to the special item identified as "Adjusted energy-related economic activity, net."

	2010	2009	2008
Operating Revenues
Unregulated retail electric and gas	$1	$6	$5
Wholesale energy marketing	(805)	(229)	1,056
Operating Expenses
Fuel	29	49	(79)
Energy Purchases	286	(155)	(553)
Energy-related economic activity (a)	(489)	(329)	429
Option premiums (b)	32	(54)
Adjusted energy-related economic activity	(457)	(383)	429
Less: Unrealized economic activity associated with the monetization of certain
full-requirement sales contracts (c)	(251)
Adjusted energy-related economic activity, net, pre-tax	$(206)	$(383)	$429

Adjusted energy-related economic activity, net, after-tax	$(121)	$(225)	$251

(a)	The components of this item are from the table within "Commodity Price Risk (Non-trading) - Economic Activity" in Note 19 to the Financial Statements.
(b)
Adjustment for the net deferral and amortization of option premiums over the delivery period of the item that was hedged or upon realization.  After-tax amount for 2010 was $19 million and for 2009 was $31 million.

(c)	See "Components of Monetization of Certain Full-Requirement Sales Contracts" below.

Components of Monetization of Certain Full-Requirement Sales Contracts

The following table provides the components of the "Monetization of Certain Full-Requirement Sales Contracts" special item.

2010

Full-requirement sales contracts monetized (a)	$(68)
Economic activity related to the full-requirement sales contracts monetized	(146)
Monetization of certain full-requirement sales contracts, pre-tax (b)	$(214)

Monetization of certain full-requirement sales contracts, after-tax	$(125)

(a)	See "Commodity Price Risk (Non-trading) – Monetization of Certain Full-Requirement Sales Contracts" in Note 19 to the Financial Statements for additional information.
(b)
Includes unrealized losses of $251 million from the "Reconciliation of Economic Activity" table above.  These amounts are reflected in "Wholesale energy marketing - Unrealized economic activity" and "Energy purchases - Unrealized economic activity" on the Statement of Income.  Also includes net realized gains of $37 million, which are reflected in "Wholesale energy marketing - Realized" and "Energy purchases - Realized" on the Statement of Income.  This economic activity will continue to be realized through May 2013.

2011 Outlook

Excluding special items, lower earnings are projected from the Supply segment in 2011 compared with 2010 as a result of lower energy margins driven by lower energy and capacity prices in the East, higher average fuel costs, and higher operation and maintenance expense.

Earnings beyond 2010 are subject to various risks and uncertainties.  See "Forward-Looking Information," "Item 1. Business," "Item 1A. Risk Factors," the rest of this Item 7 and Note 15 to the Financial Statements for a discussion of the risks, uncertainties and factors that may impact future earnings.

Statement of Income Analysis --

Margins

Non-GAAP Financial Measures

The following discussion includes financial information prepared in accordance with GAAP, as well as two non-GAAP financial measures:  "Unregulated Gross Energy Margins" and "Pennsylvania Gross Delivery Margins."  PPL believes that these measures provide additional criteria to make investment decisions.  These performance measures are used, in conjunction with other information, internally by senior management and the Board of Directors to manage its operations.  PPL's management also uses "Unregulated Gross Energy Margins" in measuring certain corporate performance goals used in determining variable compensation.

•
"Unregulated Gross Energy Margins" is a single financial performance measure of PPL's competitive energy non-trading and trading activities.  In calculating this measure, the Supply segment's energy revenues are offset by the cost of fuel and energy purchases, and adjusted for other related items.  This performance measure is relevant to PPL due to the volatility in the individual revenue and expense lines on the Statements of Income that comprise "Unregulated Gross Energy Margins."  This volatility stems from a number of factors, including the required netting of certain transactions with ISOs and significant swings in unrealized gains and losses.  Such factors could result in gains or losses being recorded in either "Wholesale energy marketing" or "Energy purchases" on the Statements of Income.  This performance measure includes PLR revenues from energy sales to PPL Electric by PPL EnergyPlus.  In addition, PPL excludes from "Unregulated Gross Energy Margins" the Supply segment's energy-related economic activity, which includes the changes in fair value of positions used to economically hedge a portion of the economic value of PPL's competitive generation assets, full-requirement and retail activities.  This economic value is subject to changes in fair value due to market price volatility of the input and output commodities (e.g., fuel and power) prior to the delivery period that was hedged.  Also included in this energy-related economic activity is the ineffective portion of qualifying cash flow hedges, net losses on the monetization of certain full-requirement sales contracts and premium amortization associated with options.  This economic activity is deferred, with the exception of the net losses on the full-requirement sales contracts that were monetized, and included in unregulated gross energy margins over the delivery period that was hedged or upon realization.

•
"Pennsylvania Gross Delivery Margins" is a single financial performance measure of PPL's Pennsylvania regulated electric delivery operations, which includes transmission and distribution activities, including PLR supply.  In calculating this measure, Pennsylvania regulated utility revenues and expenses associated with approved recovery mechanisms, including energy provided as a PLR, are offset.  These mechanisms allow for full cost recovery of certain expenses; therefore, certain expenses and revenues offset with minimal impact on earnings.  As a result, this measure represents the net revenues from PPL's Pennsylvania regulated electric delivery operations.

These measures are not intended to replace "Operating Income," which is determined in accordance with GAAP, as an indicator of overall operating performance.  Other companies may use different measures to analyze and to report on the results of their operations.

Unregulated Gross Energy Margins

The following table reconciles "Operating Income" to "Unregulated Gross Energy Margins" as defined by PPL.

	2010	2009	2008

Operating Income (a)	$1,866	$896	$1,703
Adjustments:
Utility (a)	(3,668)	(3,902)	(4,114)
Energy-related businesses, net (b)	(26)	(27)	(38)
Other operation and maintenance (a)	1,756	1,418	1,414
Amortization of recoverable transition costs (a)		304	293
Depreciation (a)	556	455	444
Taxes, other than income (a)	238	280	288
Revenue adjustments (c)	920	2,217	958
Expense adjustments (c)	1,128	90	616
Unregulated gross energy margins	$2,770	$1,731	$1,564

(a)	As reported on the Statements of Income.
(b)	Amount represents the net of "Energy-related businesses" revenue and expense as reported on the Statements of Income.
(c)	The components of these adjustments are detailed in the table below.

The following table provides the income statement line items and other adjustments that comprise unregulated gross energy margins.

	2010	2009	Change	2009	2008	Change
Revenue
Unregulated retail electric and gas (a)	$415	$152	$263	$152	$151	$1
Wholesale energy marketing (a)	4,027	2,955	1,072	2,955	3,194	(239)
Net energy trading margins (a)	2	17	(15)	17	(121)	138
Revenue adjustments (b)
Exclude the impact from the
Supply segment's energy-related
economic activity (c)	483	274	209	274	(1,061)	1,335
Include PLR revenue from energy supplied
to PPL Electric by PPL EnergyPlus (d)	320	1,806	(1,486)	1,806	1,826	(20)
Include gains from sale of emission allowances/RECs (e)		2	(2)	2	6	(4)
Include revenue from Supply segment
discontinued operations (f)	117	135	(18)	135	187	(52)
Total revenue adjustments	920	2,217	(1,297)	2,217	958	1,259
	5,364	5,341	23	5,341	4,182	1,159
Expense
Fuel (a)	1,235	920	315	920	1,057	(137)
Energy purchases (a)	2,487	2,780	(293)	2,780	2,177	603
Expense adjustments (b)
Exclude fuel and energy purchases from the
Kentucky Regulated segment	(207)		(207)
Exclude the impact from the
Supply segment's energy-related
economic activity (g)	63	(109)	172	(109)	(632)	523
Exclude external PLR energy purchases (h)	(1,068)	(40)	(1,028)	(40)	(52)	12
Include expenses from Supply segment
discontinued operations (i)	33	22	11	22	37	(15)
Include ancillary charges (e)	24	19	5	19	15	4
Include gross receipts tax (j)	15		15
Other	12	18	(6)	18	16	2
Total expense adjustments	(1,128)	(90)	(1,038)	(90)	(616)	526
	2,594	3,610	(1,016)	3,610	2,618	992
Unregulated gross energy margins	$2,770	$1,731	$1,039	$1,731	$1,564	$167

(a)	As reported on the Statements of Income.
(b)	To include/exclude the impact of any revenues and expenses consistent with the way management reviews unregulated gross energy margins internally.
(c)
See "Commodity Price Risk (Non-trading) - Economic Activity" in Note 19 to the Financial Statements for additional information.  In addition, 2010 and 2009 includes a pre-tax gain of $28 million and a loss of $51 million related to the amortization of option premiums, and in 2010 a realized gain of $293 million related to the monetization of certain full-requirement sales contracts.  These amounts are reflected in "Wholesale energy marketing – Realized" on the Statements of Income.

(d)	Included in "Utility" on the Statements of Income.
(e)	Included in "Other operation and maintenance" on the Statements of Income.
(f)	Represents the operating revenues of the Supply segment businesses classified as discontinued operations. See Note 9 to the Financial Statements for additional information.
(g)
See "Commodity Price Risk (Non-trading) - Economic Activity" in Note 19 to the Financial Statements for additional information.  In addition, 2010 and 2009 includes a pre-tax gain of $4 million and a loss of $3 million related to the amortization of option premiums, and in 2010 a realized loss of $256 million related to the monetization of certain full-requirement sales contracts.  These amounts are reflected in "Energy purchases – Realized" on the Statements of Income.

(h)	Included in "Energy purchases" on the Statements of Income.
(i)
Represents fuel costs and energy purchases associated with the anticipated sale of certain non-core generation facilities that are classified as discontinued operations.  See Note 9 to the Financial Statements for additional information.

(j)	Included in "Taxes, other than income" on the Statement of Income.

Unregulated Gross Energy Margins By Region

Unregulated gross energy margins are generated through non-trading and trading activities.  The non-trading energy business is managed on a geographic basis that is aligned with its generation assets.

	2010	2009	Change	2009	2008	Change
Non-trading:
Eastern U.S.	$2,429	$1,391	$1,038	$1,391	$1,396	$(5)
Western U.S.	339	323	16	323	289	34
Net energy trading	2	17	(15)	17	(121)	138
Unregulated gross energy margins	$2,770	$1,731	$1,039	$1,731	$1,564	$167

Eastern U.S.

Eastern U.S. non-trading margins were higher in 2010 compared with 2009, primarily due to significantly higher pricing in 2010 for eastern baseload generation compared with prices realized under the PLR contract with PPL Electric that expired at the end of 2009.  Partially offsetting the increase were lower realized margins from full-requirement sales contracts due to lower customer demand and customer migration.

Eastern U.S. non-trading margins were lower in 2009 compared with 2008, primarily due to lower margins on full-requirement sales contracts resulting from mild weather, decreased demand, and customer migration.  Also contributing to the decrease were higher average baseload generation fuel costs, primarily due to higher coal prices.  Partially offsetting these lower margins were net gains resulting from the settlement of economic positions associated with rebalancing portfolios to better align them with current strategies, higher capacity revenue, higher baseload generation output due to unplanned major outages in 2008, and an increase in the PLR sales prices in accordance with the PUC Final Order.

Western U.S.

Western U.S. non-trading margins were higher in 2010 compared with 2009, primarily due to higher average prices, partially offset by lower volumes.

Western U.S. non-trading margins were higher in 2009 compared with 2008, primarily due to higher wholesale volumes and increased generation from the hydroelectric units.

Net Energy Trading

Net energy trading margins decreased in 2010 compared with 2009, consisting of lower trading margins related to power and gas, partially offset by higher trading margins related to FTRs.

Net energy trading margins increased in 2009 compared with 2008, primarily due to increased margins in the power, gas and oil trading positions resulting from unrealized trading losses in 2008 due to a dramatic decline in energy prices and a severe contraction of liquidity in the wholesale power markets.

Pennsylvania Gross Delivery Margins

The following table reconciles "Operating Income" to "Pennsylvania Gross Delivery Margins" as defined by PPL.

	2010	2009	2008

Operating Income (a)	$1,866	$896	$1,703
Adjustments:
Unregulated retail electric and gas (a)	(415)	(152)	(151)
Wholesale energy marketing (a)	(4,027)	(2,955)	(3,194)
Net energy trading margins (a)	(2)	(17)	121
Energy-related businesses, net (b)	(26)	(27)	(38)
Fuel (a)	1,235	920	1,057
Energy purchases (a)	2,487	2,780	2,177
Other operation and maintenance (a)	1,756	1,418	1,414
Depreciation (a)	556	455	444
Taxes, other than income (a)	238	280	288
Revenue adjustments (c)	(1,540)	(2,490)	(2,650)
Expense adjustments (c)	(1,273)	(256)	(288)
Pennsylvania gross delivery margins	$855	$852	$883

(a)	As reported on the Statements of Income.
(b)	Amount represents the net of "Energy-related businesses" revenue and expense as reported on the Statements of Income.
(c)	The components of these adjustments are detailed in the table below.

The following table provides the income statement line items and other adjustments that comprise Pennsylvania gross delivery margins.

	2010	2009	Change	2009	2008	Change
Revenue
Utility (a)	$3,668	$3,902	$(234)	$3,902	$4,114	$(212)
Revenue adjustments (b)
Exclude revenue from the Kentucky Regulated
segment (c)	(493)		(493)
Exclude WPD utility revenue (c)	(727)	(684)	(43)	(684)	(824)	140
Exclude PLR revenue from energy supplied to
PPL Electric by PPL EnergyPlus (c)	(320)	(1,806)	1,486	(1,806)	(1,826)	20
Total revenue adjustments	(1,540)	(2,490)	950	(2,490)	(2,650)	160
	2,128	1,412	716	1,412	1,464	(52)
Expense
Amortization of recoverable transition costs (a)		304	(304)	304	293	11
Expense adjustments (b)
Include external PLR energy purchases (d)	1,068	40	1,028	40	52	(12)
Include gross receipts tax (e)	129	186	(57)	186	198	(12)
Include Act 129 (f)	54		54
Other	22	30	(8)	30	38	(8)
Total expense adjustments	1,273	256	1,017	256	288	(32)
	1,273	560	713	560	581	(21)
Pennsylvania gross delivery margins	$855	$852	$3	$852	$883	$(31)

(a)	As reported on the Statements of Income.
(b)	To include/exclude the impact of any revenues and expenses consistent with the way management reviews Pennsylvania gross delivery margins internally.
(c)	Included in "Utility" on the Statements of Income.
(d)	Included in "Energy purchases" on the Statements of Income. Excludes NUG purchases, the sales of which are not included in "Utility" revenue.
(e)	Included in "Taxes, other than income" on the Statements of Income.
(f)	Included in "Other operation and maintenance" on the Statements of Income.

Pennsylvania Gross Delivery Margins by Component

Pennsylvania gross delivery margins are generated through domestic regulated electric distribution activities, including PLR supply, and transmission activities.

	2010	2009	Change	2009	2008	Change

Distribution	$679	$702	$(23)	$702	$731	$(29)
Transmission	176	150	26	150	152	(2)
Pennsylvania gross delivery margins	$855	$852	$3	$852	$883	$(31)

Distribution

The decrease in 2010 compared with 2009 was primarily due to margins realized in 2009 related to the collection of CTC, which ended in December 2009, partially offset by favorable recovery mechanisms for certain energy related costs.

The decrease in 2009 compared with 2008 was primarily due to lower CTC/ITC margins in 2009, ITC collections ended in 2008.  Lower margins were also attributable to unfavorable economic conditions, including industrial customers scaling back on production.  In addition, weather had an unfavorable impact on sales volumes, offset by favorable price increases.

Transmission

The increase in 2010 compared with 2009 was primarily due to increased investment in rate base, an increase in the cost of capital due to an increase in equity and the recovery of additional costs through FERC formula-based rates.

Utility Revenues

The changes in utility revenues were attributable to:

	2010 vs. 2009	2009 vs. 2008
Domestic:
PPL Electric retail electric revenue (a)	$(770)	$(72)
LKE	493
U.K.:
Electric delivery revenue	41	14
Foreign currency exchange rates	2	(154)
Total	$(234)	$(212)

(a)	See "Pennsylvania Gross Delivery Margins" and "Pennsylvania Gross Delivery Margins by Component" above.

U.K. electric delivery revenues increased in 2010 compared with 2009, primarily due to price increases in April 2010 and 2009, partially offset by lower regulatory recovery due to a revised estimate of network electricity losses.

U.K. electric delivery revenues increased in 2009 compared with 2008, primarily due to price increases in April 2009 and 2008, increased regulatory recovery due to a revised estimate of network electricity losses, and favorable changes in customer mix.  These increases were partially offset by lower volumes due to unfavorable economic conditions, including industrial customers scaling back on production and a decrease in engineering and metering services performed for third parties.

Energy-Related Businesses

The changes in contributions from energy-related businesses were due to:

	2010 vs. 2009	2009 vs. 2008

Domestic Mechanicals (a)	$(7)	$(7)
WPD (b)	2	(4)
Other	4
Total	$(1)	$(11)

(a)	Primarily attributable to a decline in construction activity caused by the slowdown in the economy.
(b)
Changes in contributions from U.K. energy-related businesses were primarily due to increases in remote metering business activity in 2010 and decreases related to changes in foreign currency exchange rates in 2009.

Other Operation and Maintenance

The changes in other operation and maintenance expenses were due to:

	2010 vs. 2009	2009 vs. 2008

LKE	$139
Act 129 costs incurred (a)	54
Montana hydroelectric litigation (Note 15)	48	$8
Defined benefit costs - U.K. (Note 13)	32	(16)
Other costs at Susquehanna nuclear plant	23	14
Vegetation management costs (b)	13	(5)
Payroll-related costs - PPL Electric	13	3
Outage costs at Susquehanna nuclear plant	11
Other costs at fossil/hydroelectric plants	2	17
Outage costs at fossil/hydroelectric plants		23
Workforce reductions (Note 13)	(22)	18
Impacts from emission allowances (c)	(16)	(9)
Defined benefit costs - U.S. (Note 13)	(3)	18
U.K. foreign currency exchange rates	(1)	(24)
Impairment of cancelled generation expansion project in 2008 (Note 8)		(22)
Montana basin seepage litigation (Note 15)		(8)
Other - Domestic	31	(7)
Other - U.K.	14	(6)
Total	$338	$4

(a)
Relates to costs associated with a PUC-approved energy efficiency and conservation plan.  These costs are recovered in customer rates.  See "Regulatory Issues - Pennsylvania Activities" in Note 15 to the Financial Statements for additional information on this plan.  These costs are included in "Pennsylvania Gross Delivery Margins" above.

(b)
In 2010, PPL Electric increased its vegetation management around its 230- and 500-kV major transmission lines in response to federal reliability requirements for transmission vegetation management.  See "Regulatory Issues - Energy Policy Act of 2005 - Reliability Standards" in Note 15 to the Financial Statements for additional information.

(c)
For the period 2010 compared to 2009, $21 million relates to lower impairment charges of sulfur dioxide emission allowances.  See Note 18 to the Financial Statements for additional information.  Partially offsetting the decrease was a $5 million increase in the charge for the settlement of a dispute regarding the sale of certain annual nitrogen oxide allowance put options.

For the period 2009 compared to 2008, $33 million relates to lower impairment charges of nitrogen oxide allowances partially offset by $37 million of higher impairment charges of sulfur dioxide allowances.  See Note 18 to the Financial Statements for additional information.  Also contributing to the difference was a $13 million decrease in the charge for the settlement of a dispute regarding the sale of certain annual nitrogen oxide allowance put options.

Depreciation

The changes in depreciation expense were due to:

	2010 vs. 2009	2009 vs. 2008

Additions to PP&E (a)	$52	$43
LKE	49
U.K. foreign currency exchange rates		(25)
Other		(7)
Total	$101	$11

(a)	Additions included Susquehanna generation uprates and the completion of Brunner Island environmental projects in 2008 through 2010 as well as the Montour scrubber project in 2008.

Taxes, Other Than Income

The changes in taxes, other than income were due to:

	2010 vs. 2009	2009 vs. 2008

Pennsylvania gross receipts tax (a)	$(42)	$(12)
U.K. foreign currency exchange rates		(12)
Domestic property tax expense (b)	1	10
Domestic sales and use tax	2	4
LKE	2
Other (c)	(5)	2
Total	$(42)	$(8)

(a)
The decrease in 2010 compared with 2009 was primarily due to a decrease in electricity revenue as customers chose alternative suppliers in 2010.  This tax is included in "Unregulated Gross Energy Margins" and "Pennsylvania Gross Delivery Margins" above.  The decrease in 2009 compared with 2008 was primarily due to a decrease in the tax rate in 2009.

(b)	The increase in 2009 compared with 2008 was primarily due to a $7 million property tax credit recorded by PPL Montana in 2008.
(c)	The decrease in 2010 compared with 2009 primarily relates to lower WPD real estate tax expense due to reductions in tax rates.

Other Income (Expense) - net

See Note 17 to the Financial Statements for details.

Other-Than-Temporary Impairments

Other-than-temporary impairments decreased by $15 million in 2010 compared with 2009 and by $18 million in 2009 compared with 2008.  The decrease for both periods was primarily due to stronger returns on NDT investments caused by improved market conditions within the financial markets.

Interest Expense

The changes in interest expense were due to:

	2010 vs. 2009	2009 vs. 2008

Bridge Facility costs related to the acquisition of LKE (Notes 7 and 10)	$80
PPL Capital Funding Junior Subordinated Notes (a)	27
Inflation adjustment on U.K. Index-linked Senior Unsecured Notes	23	$(29)
LKE (Note 7)	20
Hedging activities	15	(30)
Repayment of transition bonds		(13)
Capitalized interest	14	13
Amortization of debt issuance costs	13	3
Montana hydroelectric litigation (Note 15)	10
Other long-term debt interest expense	6	2
Short-term debt interest expense	(1)	6
U.K. foreign currency exchange rates	(3)	(17)
Other	2	5
Total	$206	$(60)

(a)	Interest related to the June 2010 issuance to support the LKE acquisition. See Notes 7 and 10 for additional information.

Income Taxes

The changes in income taxes were due to:

	2010 vs. 2009	2009 vs. 2008

Higher (lower) pre-tax book income	$258	$(287)
State valuation allowance adjustments	(52)	(13)
Federal income tax credits	(10)	(17)
Domestic manufacturing deduction	(8)	13
Federal and state tax reserve adjustments	(55)	(11)
Federal and state tax return adjustments	(25)	23
U.S. income tax on foreign earnings net of foreign tax credit	50	5
U.K. Finance Act adjustments	(18)	8
U.K. capital loss benefit		(46)
Foreign tax reserve adjustments	(17)	12
Foreign tax return adjustments		17
Health Care Reform	8
LKE	27
Other		5
Total	$158	$(291)

See Note 5 to the Financial Statements for additional information on income taxes.

Discontinued Operations

See Note 9 to the Financial Statements for information related to various 2010 and 2009 sales, including the anticipated sale of certain non-core generation facilities expected to occur in the first quarter of 2011.

Financial Condition

Liquidity and Capital Resources

PPL expects to continue to have adequate liquidity available through operating cash flows, cash and cash equivalents and its credit facilities.  Additionally, subject to market conditions, PPL currently plans to access capital markets in 2011.

PPL's cash flows from operations and access to cost-effective bank and capital markets are subject to risks and uncertainties including, but not limited to:

•	changes in market prices for electricity;
•	changes in commodity prices that may increase the cost of producing power or decrease the amount PPL receives from selling power;
•	operational and credit risks associated with selling and marketing products in the wholesale power markets;
•
potential ineffectiveness of the trading, marketing and risk management policy and programs used to mitigate PPL's risk exposure to adverse electricity and fuel prices, interest rates, foreign currency exchange rates and counterparty credit;

•	unusual or extreme weather that may damage PPL's transmission and distribution facilities or affect energy sales to customers;
•	reliance on transmission and distribution facilities that PPL does not own or control to deliver its electricity and natural gas;
•
unavailability of generating units (due to unscheduled or longer-than-anticipated generation outages, weather and natural disasters) and the resulting loss of revenues and additional costs of replacement electricity;

•	the ability to recover and the timeliness and adequacy of recovery of costs associated with regulated utility businesses;
•	costs of compliance with existing and new environmental laws and with new security and safety requirements for nuclear facilities;
•	any adverse outcome of legal proceedings and investigations with respect to PPL's current and past business activities;
•	deterioration in the financial markets that could make obtaining new sources of bank and capital markets funding more difficult and more costly; and
•	a downgrade in PPL's or its rated subsidiaries' credit ratings that could adversely affect their ability to access capital and increase the cost of credit facilities and any new debt.

See "Item 1A. Risk Factors" for further discussion of risks and uncertainties affecting PPL's cash flows.

At December 31, PPL had the following:

	2010	2009	2008

Cash and cash equivalents	$925	$801	$1,100
Short-term investments (a) (b)	163		150
	$1,088	$801	$1,250
Short-term debt	$694	$639	$679

(a)
2010 amount represents tax-exempt bonds issued by Louisville/Jefferson County, Kentucky on behalf of LG&E that were subsequently purchased by LG&E.  Such bonds were remarketed to unaffiliated investors in January 2011.  See Note 7 to the Financial Statements for further discussion.

(b)
2008 amount represents tax-exempt bonds issued by the PEDFA in December 2008 on behalf of PPL Energy Supply and purchased by a subsidiary of PPL Energy Supply upon issuance.  Such bonds were refunded in April 2009.  See Note 7 to the Financial Statements for further discussion.

The changes in PPL's cash and cash equivalents position resulted from:

	2010	2009	2008

Net cash provided by operating activities	$2,033	$1,852	$1,589
Net cash used in investing activities	(8,229)	(880)	(1,627)
Net cash provided by (used in) financing activities	6,307	(1,271)	721
Effect of exchange rates on cash and cash equivalents	13		(13)
Net Increase (Decrease) in Cash and Cash Equivalents	$124	$(299)	$670

Operating Activities

Net cash provided by operating activities increased by 10%, or $181 million in 2010 compared with 2009.  The expiration of the long-term power purchase agreements between PPL Electric and PPL EnergyPlus at the end of 2009 enabled PPL EnergyPlus to sell power at higher market prices and had a positive impact on net income, and specifically on "unregulated gross energy margins" which increased over $600 million, after-tax, in 2010 compared with 2009, and therefore, was the primary driver to the above increase.  The positive impact of additional earnings was partially offset by a reduction in the amount of counterparty collateral received and by additional defined benefit plan contributions.

Net cash provided by operating activities increased by 17%, or $263 million in 2009 compared with 2008, primarily as a result of cash collateral received from counterparties and the benefit of lower income tax payments due to the change in method of accounting for certain expenditures for tax purposes.  These increases were partially offset by a decrease in accounts payable and the unfavorable impact of foreign currency exchange rates in 2009 compared with 2008.

A significant portion of PPL's operating cash flows is derived from its Supply segment baseload generation business activities.  PPL employs a formal hedging program for its baseload generation fleet, the primary objective of which is to provide a reasonable level of near-term cash flow and earnings certainty while preserving upside potential of power price increases over the medium term.  See Note 19 to the Financial Statements for further discussion.  Despite its hedging practices, PPL expects its future cash flows from operating activities from its Supply segment to be more influenced by commodity prices than during the past years when long-term supply contracts were in place between PPL EnergyPlus and PPL Electric.  In the near-term, PPL expects its Supply segment operating cash flows to decline as a result of lower commodity prices.  PPL expects to see an increase in cash flows from operating activities in the near-term from its Pennsylvania Regulated segment due to its $77.5 million, or 1.6% rate increase that became effective on January 1, 2011.  Finally, the acquisition of LKE (i.e. Kentucky Regulated segment) is expected to provide additional cash flows from operating activities through its regulated rate base that has been added to PPL's portfolio.

PPL's contracts for the sale and purchase of electricity and fuel often require cash collateral or other credit enhancements, or reductions or terminations of a portion of the entire contract through cash settlement, in the event of a downgrade of PPL's or its subsidiaries' credit ratings or adverse changes in market prices.  For example, in addition to limiting its trading ability, if PPL's or its subsidiaries' ratings were lowered to below "investment grade" and there was a 10% adverse movement in energy prices, PPL estimates that, based on its December 31, 2010 positions, it would have had to post additional collateral of approximately $441 million with respect to electricity and fuel contracts.  PPL has in place risk management programs that are designed to monitor and manage its exposure to volatility of cash flows related to changes in energy and fuel prices, interest rates, foreign currency exchange rates, counterparty credit quality and the operating performance of its generating units.

Investing Activities

The primary use of cash in investing activities in 2010 was for the acquisition of LKE.  In 2009 and 2008, the primary use of cash in investing activities was capital expenditures.  See "Forecasted Uses of Cash" for detail regarding capital expenditures in 2010 and projected expenditures for the years 2011 through 2015.

Net cash used in investing activities increased by $7.3 billion in 2010 compared with 2009, primarily as a result of $6.8 billion used for the acquisition of LKE.  Net cash used in investing activities also increased, to a lesser extent, due to an increase of $372 million in capital expenditures, a decrease of $154 million from proceeds from the sale of other investments, and a change of $133 million from restricted cash and cash equivalents.  See Note 10 to the Financial Statements for a discussion of the acquisition of LKE.  The increase in cash used in investing activities from the above items was partially offset by the change in proceeds received from the sale of businesses, which are discussed in Note 9 to the Financial Statements.  PPL received proceeds of $81 million from the sale of the majority of the Maine hydroelectric generation business in 2009, compared to proceeds of $162 million received in 2010 from the sales of the Long Island generation business and the remaining Maine hydroelectric generation business assets.

Net cash used in investing activities decreased by 46%, or $747 million, in 2009 compared with 2008, primarily as a result of a change of $289 million from restricted cash and cash equivalents, a change of $249 million from purchases and sales of other investments, a change of $241 million from purchases and sales of intangible assets and a decrease of $193 million in capital expenditures.  See Note 1 to the Financial Statements for a discussion of restricted cash and cash equivalents and Note 7 to the Financial Statements for a discussion of the purchase and sale by a subsidiary of PPL Energy Supply of Exempt Facilities Revenue Bonds issued by the PEDFA on behalf of PPL Energy Supply.  The decrease in cash used in investing activities from the above items was partially offset by the change in proceeds received from the sale of businesses, which are discussed in Note 9 to the Financial Statements.  PPL received $303 million from the sale of the gas and propane businesses in 2008 compared to proceeds of $81 million received from the sale of the majority of the Maine hydroelectric generation business in 2009.

Financing Activities

Net cash provided by financing activities was $6.3 billion in 2010 compared with $1.3 billion of cash used in financing activities in 2009.  The change from 2009 to 2010 primarily reflects increased issuances of long-term debt and equity related to the acquisition of LKE in 2010, as well as fewer retirements of long-term debt in 2010.

Net cash used in financing activities was $1.3 billion in 2009 compared with $721 million of cash provided by financing activities in 2008.  The change from 2008 to 2009 primarily reflects fewer issuances and increased retirements of long-term debt in 2009, as well as the net repayment of short-term borrowings in 2009.

In 2010, cash provided by financing activities primarily consisted of net debt issuances of $4.7 billion and $2.4 billion of net proceeds from the issuance of common stock, partially offset by common stock dividends paid of $566 million and debt issuance and credit facility costs paid of $175 million.

In 2009, cash used in financing activities primarily consisted of net debt retirements of $770 million and common stock dividends paid of $517 million, partially offset by $60 million of common stock sale proceeds.

In 2008, cash provided by financing activities primarily consisted of net debt issuances of $1.3 billion and $19 million of common stock sale proceeds, partially offset by common stock dividends paid of $491 million and the repurchase of 802,816 shares of common stock for $38 million.

See "Forecasted Sources of Cash" for a discussion of PPL's plans to issue debt and equity securities, as well as a discussion of credit facility capacity available to PPL.  Also see "Forecasted Uses of Cash" for a discussion of plans to pay dividends on common and preferred securities in the future, as well as maturities of long-term debt.

PPL's debt financing activity in 2010 was:

	Issuances (a)	Retirements

PPL Capital Funding Junior Subordinated Notes (b)	$1,150	$(19)
PPL Capital Funding Senior Unsecured Notes		(1)
LG&E and KU Energy LLC Senior Unsecured Notes	870
LG&E First Mortgage Bonds	531
KU First Mortgage Bonds	1,489
WPD Senior Unsecured Notes	597
Other long-term debt	5
LG&E short-term debt	163
PPL Energy Supply short-term debt (net change)	65
WPD short-term debt (net change)		(158)
Total	$4,870	$(178)
Net increase	$4,692

(a)	Issuances are net of pricing discounts, where applicable and exclude the impact of debt issuance costs.
(b)	Issuance is related to the Equity Units. Retirement reflects amount paid to repurchase $20 million aggregate principal amount of junior subordinated notes.

See Note 7 to the Financial Statements for more detailed information regarding PPL's financing activities in 2010.

Forecasted Sources of Cash

PPL expects to continue to have significant sources of cash available in the near term, including various credit facilities, a commercial paper program and operating leases.  PPL currently plans to issue up to $750 million in long-term debt securities in 2011, subject to market conditions, in addition to remarketing certain bonds at LG&E to unaffiliated investors as discussed below.  Additionally, PPL's cash flows will include a full year of LKE's cash flows in 2011 and forward.

Credit Facilities

At December 31, 2010, PPL's total committed borrowing capacity under credit facilities and the use of this borrowing capacity were:

	Committed				Letters of	Unused
	Capacity		Borrowed		Credit Issued (a)	Capacity

LG&E Credit Facility (b)		$400		$163			$237
KU Credit Facility (b)		400			$198		202
PPL Energy Supply Domestic Credit Facilities (c)		3,500		350	185		2,965
PPL Electric Credit Facilities (d)		350			13		337
Total Domestic Credit Facilities (e)		$4,650		$513	$396		$3,741

WPDH Limited Credit Facility (f)	₤	150	₤	115	n/a	₤	35
WPD (South West) Credit Facility (g)		210			n/a		210
Total WPD Credit Facilities (h)	₤	360	₤	115	n/a	₤	245

(a)	The borrower under each of these facilities has a reimbursement obligation to the extent any letters of credit are drawn upon.
(b)
Borrowings under LG&E's and KU's credit facilities generally bear interest at LIBOR-based rates plus a spread, depending upon the respective company's senior unsecured long-term debt rating.  LG&E and KU also each have the capability to request the lenders to issue up to $400 million of letters of credit under its respective facility, which issuances reduce available borrowing capacity.  Additionally, subject to certain conditions, LG&E and KU may each request that its respective facility's capacity be increased by up to $100 million.  Both facilities expire in 2014.

The credit facilities each contain a financial covenant requiring the respective borrower's debt to total capitalization not to exceed 70% and other customary covenants.  At December 31, 2010, LG&E's and KU's debt to total capitalization percentages, as calculated in accordance with the credit facilities, were 43% and 41%.  The credit facilities also contain standard representations and warranties that must be made for LG&E or KU to borrow under them.

LG&E repaid its $163 million borrowing in January 2011 with proceeds received from the remarketing of certain tax exempt bonds.
(c)
PPL Energy Supply has the ability to borrow $3.0 billion under its credit facilities.  Such borrowings generally bear interest at LIBOR-based rates plus a spread, depending upon the company's senior unsecured long-term debt rating.  PPL Energy Supply also has the capability to cause the lenders to issue up to $3.5 billion of letters of credit under these facilities, which issuances reduce available borrowing capacity.  Subject to certain conditions, PPL Energy Supply may request that the capacity of one of its facilities be increased by up to $500 million.

These credit facilities contain a financial covenant requiring debt to total capitalization not to exceed 65%.  At December 31, 2010 and 2009, PPL Energy Supply's consolidated debt to total capitalization percentages, as calculated in accordance with its credit facilities, were 44% and 46%.  The credit facilities also contain standard representations and warranties that must be made for PPL Energy Supply to borrow under them.

The committed capacity expires as follows: $300 million in 2011, $200 million in 2013 and $3.0 billion in 2014.
(d)
Borrowings under PPL Electric's $200 million syndicated credit facility generally bear interest at LIBOR-based rates plus a spread, depending upon the company's senior secured long-term debt rating.  PPL Electric also has the capability to request the lenders to issue up to $200 million of letters of credit under this facility, which issuances reduce available borrowing capacity.  Subject to certain conditions, PPL Electric may request that the facility's capacity be increased by up to $100 million.

The syndicated credit facility contains a financial covenant requiring debt to total capitalization not to exceed 70%.  At December 31, 2010, PPL Electric's consolidated debt to total capitalization percentage, as calculated in accordance with its credit facility, was 43%.  The syndicated credit facility also contains standard representations and warranties that must be made for PPL Electric to borrow under it.

Committed capacity includes a $150 million credit facility related to an asset-backed commercial paper program through which PPL Electric obtains financing by selling and contributing its eligible accounts receivable and unbilled revenues to a special purpose, wholly owned subsidiary on an ongoing basis.  The subsidiary pledges these assets to secure loans of up to an aggregate of $150 million from a commercial paper conduit sponsored by a financial institution.  At December 31, 2010, based on accounts receivable and unbilled revenue pledged, $150 million was available for borrowing.

The committed capacity expires as follows:  $150 million in 2011 and $200 million in 2014.  PPL Electric intends to renew its existing $150 million asset-backed credit facility in 2011 in order to maintain its current total committed capacity level.

(e)
The commitments under PPL's domestic credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than 12% of the total committed capacity.

(f)
Borrowings under WPDH Limited's credit facility bear interest at LIBOR-based rates plus a spread, depending upon the company's long-term credit rating.  This credit facility contains financial covenants that require WPDH Limited to maintain an interest coverage ratio of not less than 3.0 times consolidated earnings before income taxes, depreciation and amortization and a RAB that exceeds total net debt by the higher of an amount equal to 15% of total net debt or £150 million, in each case as calculated in accordance with the credit facility.  At December 31, 2010 and 2009, WPDH Limited's interest coverage ratios, as calculated in accordance with its credit facility, were 3.5 and 4.3.  At December 31, 2010 and 2009, WPDH Limited's RAB, as calculated in accordance with the credit facility, exceeded its total net debt by £364 million, or 27%, and £325 million, or 25%.

(g)
Borrowings under WPD (South West)'s credit facility bear interest at LIBOR-based rates plus a margin.  This credit facility contains financial covenants that require WPD (South West) to maintain an interest coverage ratio of not less than 3.0 times consolidated earnings before income taxes, depreciation and amortization and total net debt not in excess of 85% of RAB, in each case as calculated in accordance with the credit facility.  At December 31, 2010 and 2009, WPD (South West)'s interest coverage ratios, as calculated in accordance with its credit facility, were 3.6 and 5.3.  At December 31, 2010 and 2009, WPD (South West)'s total net debt, as calculated in accordance with the credit facility, was 75% and 67% of RAB.

(h)
The commitments under WPD's credit facilities are provided by eight banks, with no one bank providing more than 25% of the total committed capacity.  The committed capacity under the facilities expires as follows:  £210 million in 2012 and £150 million in 2013.

At December 31, 2010, the unused capacity of WPD's credit facilities was approximately $381 million.

In addition to the financial covenants noted in the table above, the credit agreements governing the credit facilities contain various other covenants.  Failure to comply with the covenants after applicable grace periods could result in acceleration of repayment of borrowings and/or termination of the agreements.  PPL monitors compliance with the covenants on a regular basis.  At December 31, 2010, PPL was in material compliance with these covenants.  At this time, PPL believes that these covenants and other borrowing conditions will not limit access to these funding sources.

See Note 7 to the Financial Statements for further discussion of PPL's credit facilities.

Commercial Paper

PPL Electric maintains a commercial paper program for up to $200 million to provide an additional financing source to fund its short-term liquidity needs, if and when necessary.  Commercial paper issuances are currently supported by PPL Electric's $200 million syndicated credit facility, which expires in December 2014, based on available capacity.

PPL Electric did not issue any commercial paper during 2010.  Based on its current cash position and anticipated cash flows, PPL Electric currently does not plan to issue any commercial paper during 2011, but it may do so from time to time, subject to market conditions, to facilitate short-term cash flow needs.

Operating Leases

PPL and its subsidiaries also have available funding sources that are provided through operating leases.  PPL's subsidiaries lease office space, land, buildings and certain equipment.  These leasing structures provide PPL additional operating and financing flexibility.  The operating leases contain covenants that are typical for these agreements, such as maintaining insurance, maintaining corporate existence and timely payment of rent and other fees.

PPL, through its subsidiary PPL Montana, leases a 50% interest in Colstrip Units 1 and 2 and a 30% interest in Unit 3, under four 36-year, non-cancelable operating leases.  These operating leases are not recorded on PPL's Balance Sheets.  The leases place certain restrictions on PPL Montana's ability to incur additional debt, sell assets and declare dividends.  At this time, PPL believes that these restrictions will not limit access to these funding sources or cause acceleration or termination of the leases.  See Note 7 to the Financial Statements for a discussion of other dividend restrictions related to PPL subsidiaries.

See Note 11 to the Financial Statements for further discussion of the operating leases.

Long-Term Debt and Equity Securities

In January 2011, LG&E remarketed to unaffiliated investors $163 million of tax-exempt bonds issued by Louisville/Jefferson County, Kentucky on behalf of LG&E.  The proceeds from the remarketing were used for the repayment of short-term debt under its syndicated credit facility.

In addition to the remarketing, PPL and its subsidiaries currently plan to issue up to $750 million in long-term debt securities in 2011, subject to market conditions.  PPL expects to use the proceeds from the issuance of long-term debt securities primarily to refund PPL Energy Supply's 2011 debt maturity, to fund capital expenditures and for general corporate purposes.

PPL currently plans to issue new shares of common stock in 2011 in an aggregate amount up to $300 million under various employee stock-based compensation plans and its DRIP.

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

Forecasted Uses of Cash

In addition to expenditures required for normal operating activities, such as purchased power, payroll, fuel and taxes, PPL currently expects to incur future cash outflows for capital expenditures, various contractual obligations, payment of dividends on its common and preferred securities and possibly the purchase or redemption of a portion of debt securities.

Capital Expenditures

The table below shows PPL's actual spending for the year 2010 and current capital expenditure projections for the years 2011 through 2015.

	Actual	Projected
	2010	2011	2012	2013	2014	2015
Construction expenditures (a) (b)
Generating facilities	$582	$781	$641	$554	$364	$501
Transmission and distribution facilities	702	1,035	1,241	1,553	1,488	1,145
Environmental	60	381	614	789	1,054	1,045
Other	162	193	223	177	179	395
Total Construction Expenditures	1,506	2,390	2,719	3,073	3,085	3,086
Nuclear fuel	138	152	159	161	158	160
Total Capital Expenditures	$1,644	$2,542	$2,878	$3,234	$3,243	$3,246

(a)	Construction expenditures include capitalized interest and AFUDC, which are expected to be approximately $290 million for the years 2011 through 2015.
(b)	Includes expenditures for certain intangible assets.

PPL's capital expenditure projections for the years 2011 through 2015 total approximately $15.1 billion.  Capital expenditure plans are revised periodically to reflect changes in operational, market and regulatory conditions.  For the years presented, this table includes projected costs related to the planned 817 MW of incremental capacity increases, PPL Electric's asset optimization program focused on the replacement of aging transmission and distribution assets, the PJM-approved regional transmission line expansion project, and LKE's and Energy Supply's environmental projects related to anticipated new EPA air compliance standards.  See Note 8 to the Financial Statements for information on the PJM-approved regional transmission line expansion project and the other significant development projects.

PPL plans to fund its capital expenditures in 2011 with cash on hand, cash from operations and proceeds from the issuance of common stock and debt securities.

Contractual Obligations

PPL has assumed various financial obligations and commitments in the ordinary course of conducting its business.  At December 31, 2010, the estimated contractual cash obligations of PPL were:

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term Debt (a)	$12,604	$502	$1,137	$1,610	$9,355
Interest on Long-term Debt (b)	11,794	636	1,205	1,113	8,840
Operating Leases (c)	891	122	237	218	314
Purchase Obligations (d)	8,605	2,908	2,537	1,336	1,824
Other Long-term Liabilities
Reflected on the Balance
Sheet under GAAP (e) (f)	480	260	185	35
Total Contractual Cash Obligations	$34,374	$4,428	$5,301	$4,312	$20,333

(a)
Reflects principal maturities only based on stated maturity dates, except for PPL Energy Supply's 5.70% Reset Put Securities (REPS).  See Note 7 to the Financial Statements for a discussion of the remarketing feature related to the REPS, as well as discussion of variable-rate remarketable bonds issued on behalf of PPL Energy Supply, LG&E and KU.  PPL does not have any significant capital lease obligations.

(b)
Assumes interest payments through stated maturity, except for the REPS, for which interest is reflected to the put date.  The payments herein are subject to change, as payments for debt that is or becomes variable-rate debt have been estimated and payments denominated in British pounds sterling have been translated to U.S. dollars at a current foreign currency exchange rate.

(c)	See Note 11 to the Financial Statements for additional information.
(d)
The payments reflected herein are subject to change, as certain purchase obligations included are estimates based on projected obligated quantities and/or projected pricing under the contracts.  Purchase orders made in the ordinary course of business are excluded from the amounts presented.  The payments also include obligations related to nuclear fuel and the installation of the scrubbers, which are also reflected in the Capital Expenditures table presented above.

(e)
The amounts reflected represent WPD's contractual deficit pension funding requirements arising from an actuarial valuation performed in March 2010.  The U.K. electricity regulator currently allows a recovery of a substantial portion of the contributions relating to the plan deficit; however, WPD cannot be certain that this will continue beyond the current review period, which extends to March 31, 2015.  Based on the current funded status of PPL's U.S. qualified pension plans, no cash contributions are required.  See Note 13 to the Financial Statements for a discussion of expected contributions.  The amount also represents currently projected cash flows for LKE's construction commitments.

(f)
At December 31, 2010, total unrecognized tax benefits of $251 million were excluded from this table as PPL cannot reasonably estimate the amount and period of future payments.  See Note 5 to the Financial Statements for additional information.

Dividends

PPL views dividends as an integral component of shareowner return and expects to continue to pay dividends in amounts that are within the context of maintaining a capitalization structure that supports investment grade credit ratings.  In 2010, PPL increased the annualized dividend rate on its common stock from $1.38 to $1.40 per share, effective with the April 1, 2010 dividend payment.  Future dividends will be declared at the discretion of the Board of Directors and will depend upon future earnings, cash flows, financial and legal requirements and other relevant factors at the time.  As discussed in Note 7 to the Financial Statements, subject to certain exceptions, PPL may not declare or pay any cash dividend on its common stock during any period in which PPL Capital Funding defers interest payments on its 2007 Series A Junior Subordinated Notes due 2067 or its 4.625% Junior Subordinated Notes due 2018 or until deferred contract adjustment payments on PPL's Purchase Contracts have been paid.  No such deferrals have occurred or are currently anticipated.

PPL Electric expects to continue to pay quarterly dividends on its outstanding preferred securities, if and as declared by its Board of Directors.

See Note 7 to the Financial Statements for other restrictions related to distributions on capital interests for PPL subsidiaries.

Purchase or Redemption of Debt Securities

PPL will continue to evaluate purchasing or redeeming outstanding debt securities and may decide to take action depending upon prevailing market conditions and available cash.

Credit Ratings

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

The rating agencies took the following actions related to PPL and its subsidiaries in 2010.

Moody's

In April 2010, Moody's took the following actions:

•	Revised the outlook for PPL, PPL Capital Funding and PPL Electric;
•	Lowered the issuer rating of PPL and the senior unsecured debt rating of PPL Capital Funding;
•	Lowered the rating of PPL Capital Funding's junior subordinated notes and PPL Electric's preferred securities;
•	Lowered the issuer rating of PPL Electric;
•	Affirmed the senior secured debt rating and commercial paper rating of PPL Electric; and
•	Affirmed the senior unsecured notes rating and the outlook of PPL Energy Supply.

Moody's stated in its press release that the revisions in the ratings for PPL, PPL Capital Funding, and PPL Electric, while reflective of PPL's then-announced agreement to acquire LKE, are driven more by weakening financial metrics and the outlooks that had been in place for PPL and PPL Electric for the past year.

In August 2010, Moody's affirmed all of PPL Energy Supply's ratings.

In October 2010, Moody's affirmed the ratings for PPL and PPL Capital Funding following PPL's receipt of FERC approval of its then-pending acquisition of LKE.

In November 2010, Moody's took the following actions:

•	Assigned a senior unsecured debt rating to LG&E and KU Energy LLC; and
•	Assigned a senior secured debt rating to LG&E and KU.

S&P

In April 2010, S&P took the following actions:

•	Revised the outlook of PPL, PPL Energy Supply and PPL Capital Funding;
•	Revised the outlook of WPDH Limited, WPD (South Wales) and WPD (South West); and
•	Affirmed its credit ratings for PPL, PPL Capital Funding, PPL Energy Supply, PPL Electric, WPDH Limited, WPD (South Wales) and WPD (South West).

S&P stated in its press release that the change to the outlook for PPL and PPL Energy Supply considers the greater regulated mix that will result from PPL acquiring LKE, resulting in a pro forma "strong" consolidated business risk profile.  S&P also stated that the revision in the outlook for WPD is a reflection of the change to PPL's outlook and is not a result of any change in WPD's stand-alone credit profile.

In October 2010, S&P took the following actions:

•	Revised the outlook of PPL, PPL Capital Funding, PPL Energy Supply, and PPL Electric;
•	Raised the issuer rating of PPL and PPL Energy Supply;
•	Raised the senior unsecured and junior subordinated debt ratings of PPL Capital Funding;
•	Raised the senior unsecured debt rating of PPL Energy Supply; and
•	Affirmed its credit ratings for PPL Electric.

S&P stated in its press release that the upgrades reflect S&P's opinion of an improved credit profile of the consolidated company following the closing of PPL's then-pending acquisition of LKE.

In November 2010, S&P affirmed its credit rating and revised the outlook for PPL Montana's Pass Through Certificates due 2020.

Also in November 2010, S&P took the following actions:

•	Assigned a senior unsecured debt rating to LG&E and KU Energy LLC; and
•	Assigned a senior secured debt rating to LG&E and KU.

Fitch

In January 2010, as a result of implementing its revised guidelines for rating preferred stock and hybrid securities, Fitch lowered the rating of PPL Capital Funding's junior subordinated notes and lowered the ratings of PPL Electric's preferred stock and preference stock.  Fitch stated in its press release that the new guidelines, which apply to instruments issued by companies in all sectors, typically resulted in downgrades of one notch for many instruments that provide for the ability to defer interest or dividend payments.  Fitch stated that it has no reason to believe that such deferral will be activated.

In April 2010, Fitch affirmed its credit ratings for PPL, PPL Capital Funding, PPL Energy Supply and PPL Electric and retained the outlook for these entities following PPL's then-announced agreement to acquire LKE.

In May 2010, Fitch affirmed its rating and issued an outlook for PPL Montana's Pass Through Certificates due 2020.

In October 2010, Fitch affirmed its credit ratings for and revised the outlook of WPDH Limited, WPD (South Wales) and WPD (South West).

In November 2010, Fitch took the following actions:

•	Assigned an outlook, issuer ratings and senior unsecured debt rating to LG&E and KU Energy LLC; and
•	Assigned an outlook, issuer ratings and senior secured debt rating to LG&E and KU.

Ratings Triggers

As discussed in Note 7 to the Financial Statements, certain of WPD's senior unsecured notes may be put by the holders back to the issuer for redemption if the long-term credit ratings assigned to the notes by Moody's, S&P or Fitch are withdrawn by any of the rating agencies or reduced to a non-investment grade rating of Ba1 or BB+ in connection with a restructuring event.  A restructuring event includes the loss of, or a material adverse change to, the distribution license under which WPD (South West) and WPD (South Wales) operate.  These notes totaled £1.3 billion (approximately $2.0 billion) at December 31, 2010.

PPL and PPL Energy Supply have various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, tolling agreements, and interest rate and foreign currency instruments, which contain provisions requiring PPL and PPL Energy Supply to post additional collateral, or permit the counterparty to terminate the contract, if PPL's or PPL Energy Supply's credit rating were to fall below investment grade.  See Note 19 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral that would have been required for derivative contracts in a net liability position at December 31, 2010.  At December 31, 2010, if PPL's and PPL Energy Supply's credit ratings had been below investment grade, PPL would have been required to prepay or post an additional $455 million of collateral to counterparties for both derivative and non-derivative commodity and commodity-related contracts used in its generation, marketing and trading operations and interest rate and foreign currency contracts.
Guarantees for Subsidiaries

PPL guarantees certain consolidated affiliate financing arrangements that enable certain transactions.  Some of the guarantees contain financial and other covenants that, if not met, would limit or restrict the consolidated affiliates' access to funds under these financing arrangements, require early maturity of such arrangements or limit the consolidated affiliates' ability to enter into certain transactions.  At this time, PPL believes that these covenants will not limit access to relevant funding sources.  See Note 15 to the Financial Statements for additional information about guarantees.

Off-Balance Sheet Arrangements

PPL has entered into certain agreements that may contingently require payment to a guaranteed or indemnified party.  See Note 15 to the Financial Statements for a discussion of these agreements.

Risk Management - Energy Marketing & Trading and Other

Market Risk

See Notes 1, 18, and 19 to the Financial Statements for information about PPL's risk management objectives, valuation techniques and accounting designations.

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

Commodity Price Risk (Non-trading)

PPL segregates its non-trading activities into two categories:  hedge activity and economic activity.  Transactions that are accounted for as hedge activity qualify for hedge accounting treatment.  The economic activity category includes transactions that address a specific risk, but were not eligible for hedge accounting or for which hedge accounting was not elected.  This activity includes the changes in fair value of positions used to hedge a portion of the economic value of PPL's generation assets, full-requirement sales contracts and retail activities.  This economic activity is subject to changes in fair value due to market price volatility of the input and output commodities (e.g., fuel and power).  Although they do not receive hedge accounting treatment, these transactions are considered non-trading activity.  The net fair value of economic positions at December 31, 2010 and 2009 was a net liability of $400 million and $77 million.  See Note 19 to the Financial Statements for additional information on economic activity.

To hedge the impact of market price volatility on PPL's energy-related assets, liabilities and other contractual arrangements, PPL sells and purchases physical energy at the wholesale level under FERC market-based tariffs throughout the U.S. and enters into financial exchange-traded and over-the-counter contracts.  PPL's non-trading commodity derivative contracts mature at various times through 2017.

The following table sets forth the net fair value of PPL's non-trading commodity derivative contracts.  See Notes 18 and 19 to the Financial Statements for additional information.

	Gains (Losses)
	2010	2009

Fair value of contracts outstanding at the beginning of the period	$1,280	$402
Contracts realized or otherwise settled during the period	(478)	189
Fair value of new contracts entered into during the period	(5)	143
Changes in fair value attributable to changes in valuation techniques	(23)
Fair value of LKE derivative contracts at the acquisition date	(24)
Other changes in fair value	197	546
Fair value of contracts outstanding at the end of the period	$947	$1,280

The following table segregates the net fair value of PPL's non-trading commodity derivative contracts at December 31, 2010 based on whether the fair value was determined by prices quoted in active markets for identical instruments or other more subjective means.

	Net Asset (Liability)
	Maturity			Maturity
	Less Than	Maturity	Maturity	in Excess	Total Fair
	1 Year	1-3 Years	4-5 Years	of 5 Years	Value
Source of Fair Value
Prices based on significant other observable inputs	$351	$592	$8		$951
Prices based on significant unobservable inputs	3	(29)	(4)	$26	(4)
Fair value of contracts outstanding at the end of the period	$354	$563	$4	$26	$947

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

Commodity Price Risk (Trading)

PPL's trading contracts mature at various times through 2015.  The following table sets forth changes in the net fair value of PPL's trading commodity derivative contracts.  See Notes 18 and 19 to the Financial Statements for additional information.

	Gains (Losses)
	2010	2009

Fair value of contracts outstanding at the beginning of the period	$(6)	$(75)
Contracts realized or otherwise settled during the period	(12)	2
Fair value of new contracts entered into during the period	39	31
Other changes in fair value	(17)	36
Fair value of contracts outstanding at the end of the period	$4	$(6)

PPL will reverse unrealized losses of approximately $2 million over the next three months as the transactions are realized.

The following table segregates the net fair value of PPL's trading commodity derivative contracts at December 31, 2010 based on whether the fair value was determined by prices quoted in active markets for identical instruments or other more subjective means.

	Net Asset (Liability)
	Maturity			Maturity
	Less Than	Maturity	Maturity	in Excess	Total Fair
	1 Year	1-3 Years	4-5 Years	of 5 Years	Value
Source of Fair Value
Prices based on significant other observable inputs	$(1)	$2	$3		$4
Fair value of contracts outstanding at the end of the period	$(1)	$2	$3		$4

VaR Models

PPL utilizes a VaR model to measure commodity price risk in domestic gross energy margins for its non-trading and trading portfolios.  VaR is a statistical model that attempts to estimate the value of potential loss over a given holding period under normal market conditions at a given confidence level.  PPL calculates VaR using a Monte Carlo simulation technique based on a five-day holding period at a 95% confidence level.  Given the company's conservative hedging program, PPL's non-trading VaR exposure is expected to be limited in the short term.  At December 31, 2010 and December 31, 2009, the VaR for PPL's portfolios using end-of-month results for the period was as follows.

	Trading VaR		Non-Trading VaR
	2010	2009	2010	2009
95% Confidence Level, Five-Day Holding Period
Period End	$1	$3	$5	$8
Average for the Period	4	4	7	9
High	9	8	12	11
Low	1	1	4	8

The trading portfolio includes all speculative positions, regardless of the delivery period.  All positions not considered speculative are considered non-trading.  PPL's non-trading portfolio includes PPL's entire portfolio, including generation, with delivery periods through the next 12 months.  Both the trading and non-trading VaR computations exclude FTRs due to the absence of reliable spot and forward markets.  The fair value of the non-trading and trading FTR positions was insignificant at December 31, 2010.

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

At December 31, 2010 and 2009, PPL's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was insignificant.

PPL is also exposed to changes in the fair value of its domestic and international debt portfolios.  PPL estimated that a 10% decrease in interest rates at December 31, 2010 would increase the fair value of its debt portfolio by $420 million, compared with $285 million at December 31, 2009.

PPL had the following interest rate hedges outstanding at:

	December 31, 2010			December 31, 2009
			Effect of a			Effect of a
		Fair Value,	10% Adverse		Fair Value,	10% Adverse
	Exposure	Net - Asset	Movement	Exposure	Net - Asset	Movement
	Hedged	(Liability) (a)	in Rates (b)	Hedged	(Liability) (a)	in Rates (b)
Cash flow hedges
Interest rate swaps (c)	$500	$(19)	$(28)	$425	$24	$(24)
Cross-currency swaps (d)	302	35	(18)	302	8	(41)
Fair value hedges
Interest rate swaps (e)	349	20	(3)	750	31	(12)
Economic hedges
Interest rate swaps (c)	179	(34)	(7)

(a)	Includes accrued interest, if applicable.
(b)	Effects of adverse movements decrease assets or increase liabilities, as applicable, which could result in an asset becoming a liability.
(c)
PPL utilizes various risk management instruments to reduce its exposure to the expected future cash flow variability of its debt instruments.  These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financing.  While PPL is exposed to changes in the fair value of these instruments, any changes in the fair value of such cash flow hedges are recorded in equity and any changes in the fair value of such economic hedges are recorded in regulatory assets and liabilities.  The changes in fair value of these instruments are then reclassified into earnings in the same period during which the item being hedged affects earnings.  Sensitivities represent a 10% adverse movement in interest rates.

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

Foreign Currency Risk

PPL is exposed to foreign currency risk, primarily through investments in U.K. affiliates.  In addition, PPL's domestic operations may make purchases of equipment in currencies other than U.S. dollars.  See Note 1 to the Financial Statements for additional information regarding foreign currency translation.

PPL has adopted a foreign currency risk management program designed to hedge certain foreign currency exposures, including firm commitments, recognized assets or liabilities, anticipated transactions and net investments.  In addition, PPL enters into financial instruments to protect against foreign currency translation risk of expected earnings.

PPL had the following foreign currency hedges outstanding at:

	December 31, 2010			December 31, 2009
			Effect of a 10%			Effect of a 10%
		Fair Value,	Adverse Movement		Fair Value,	Adverse Movement
	Exposure	Net - Asset	in Foreign Currency	Exposure	Net - Asset	in Foreign Currency
	Hedged	(Liability)	Exchange Rates (a)	Hedged	(Liability)	Exchange Rates (a)

Net investment hedges (b)	£35	$7	$(5)	£40	$13	$(6)
Economic hedges (c)	89	4	(10)	48	2	(4)

(a)	Effects of adverse movements decrease assets or increase liabilities, as applicable, which could result in an asset becoming a liability.
(b)
To protect the value of a portion of its net investment in WPD, PPL executed forward contracts to sell British pounds sterling.  The contracts outstanding at December 31, 2010 were settled in January 2011.

(c)
To economically hedge the translation of expected income denominated in British pounds sterling to U.S. dollars, PPL entered into a combination of average rate forwards and average rate options to sell British pounds sterling.  The forwards and options outstanding at December 31, 2010 have termination dates ranging from January 2011 through December 2011.

NDT Funds - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna nuclear station.  At December 31, 2010, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on PPL's Balance Sheet.  The mix of securities is designed to provide returns sufficient to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs.  However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are exposed to changes in interest rates.  PPL actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement.  At December 31, 2010, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $45 million reduction in the fair value of the trust assets, compared with $40 million at December 31, 2009.  See Notes 18 and 23 to the Financial Statements for additional information regarding the NDT funds.

Defined Benefit Plans - Securities Price Risk

See "Application of Critical Accounting Policies - Defined Benefits" for additional information regarding the effect of securities price risk on plan assets.

Credit Risk

Credit risk is the risk that PPL would incur a loss as a result of nonperformance by counterparties of their contractual obligations.  PPL maintains credit policies and procedures with respect to counterparty credit (including requirements that counterparties maintain specified credit ratings) and requires other assurances in the form of credit support or collateral in certain circumstances in order to limit counterparty credit risk.  However, PPL has concentrations of suppliers and customers among electric utilities, financial institutions and other energy marketing and trading companies.  These concentrations may impact PPL's overall exposure to credit risk, positively or negatively, as counterparties may be similarly affected by changes in economic, regulatory or other conditions.

PPL includes the effect of credit risk on its fair value measurements to reflect the probability that a counterparty will default when contracts are out of the money (from the counterparty's standpoint).  In this case, PPL would have to sell into a lower-priced market or purchase from a higher-priced market.  When necessary, PPL records an allowance for doubtful accounts to reflect the probability that a counterparty will not pay for deliveries PPL has made but not yet billed, which are reflected in "Unbilled revenues" on the Balance Sheets.  PPL also has established a reserve with respect to certain sales to the California ISO for which PPL has not yet been paid, which is reflected in accounts receivable on the Balance Sheets.  See Note 15 to the Financial Statements for additional information.

In 2007, the PUC approved PPL Electric's post-rate cap plan to procure default electricity supply for retail customers who do not choose an alternative competitive supplier in 2010.  Pursuant to this plan, PPL Electric had contracted for all of the electric supply for customers who elected this service in 2010.

In June 2009, the PUC approved PPL Electric's procurement plan for the period January 2011 through May 2013.  Through 2010, PPL Electric has conducted six of its 14 planned competitive solicitations.

Under the standard Supply Master Agreement (the Agreement) for the competitive solicitation process, PPL Electric requires all suppliers to post collateral if their credit exposure exceeds an established credit limit.  In the event a supplier defaults on its obligation, PPL Electric would be required to seek replacement power in the market.  All incremental costs incurred by PPL Electric would be recoverable from customers in future rates.  At December 31, 2010, all of the successful bidders under all of the solicitations had an investment grade credit rating from S&P, and were not required to post collateral under the Agreement.  There is no instance under the Agreement in which PPL Electric is required to post collateral to its suppliers.

See "Overview" in this Item 7 and Notes 15, 16, 18 and 19 to the Financial Statements for additional information on the competitive solicitations, the Agreement, credit concentration and credit risk.

Foreign Currency Translation

At December 31, 2010, the British pound sterling had weakened in relation to the U.S. dollar compared with the prior year end.  Changes in these exchange rates resulted in a foreign currency translation loss of $63 million for 2010, which primarily reflected a $180 million reduction to PP&E offset by a reduction of $117 million to net liabilities.  At December 31, 2009, the British pound sterling had strengthened in relation to the U.S. dollar as compared with the prior year end.  Changes in these exchange rates resulted in a foreign currency translation gain of $106 million for 2009, which primarily reflected a $225 million increase in PP&E offset by an increase of $119 million to net liabilities.  At December 31, 2008, the British pound sterling had weakened in relation to the U.S. dollar compared with the prior year end.  Changes in these exchange rates resulted in a foreign currency translation loss of $520 million for 2008, which primarily reflected a $1.1 billion reduction to PP&E offset by a reduction of $580 million to net liabilities.

Related Party Transactions

PPL is not aware of any material ownership interests or operating responsibility by senior management of PPL, PPL Energy Supply or PPL Electric in outside partnerships, including leasing transactions with variable interest entities, or other entities doing business with PPL.  See Note 16 to the Financial Statements for additional information on related party transactions.

Acquisitions, Development and Divestitures

See Note 10 to the Financial Statements for information on the acquisition of LKE.

With limited exceptions LKE took care, custody and control of TC2 on January 22, 2011, and has dispatched the unit to meet customer demand since that date.  LG&E and KU and the contractor agreed to a further amendment of the construction agreement whereby the contractor will complete certain actions relating to identifying and completing any necessary modifications to allow operation of TC2 on all fuels in accordance with initial specifications prior to certain dates, and amending the provisions relating to liquidated damages.  LKE cannot currently estimate the ultimate outcome of these matters.  In addition, incremental capacity increases of 247 MW are currently planned, primarily at existing generating facilities.  See "Item 2. Properties" for additional information.

Development projects are continuously reexamined based on market conditions and other factors to determine whether to proceed with the projects, sell, cancel or expand them, execute tolling agreements or pursue other options.

See Notes 8 and 9 to the Financial Statements for additional information on the more significant activities.

Environmental Matters

See "Item 1. Business - Environmental Matters" and Note 15 to the Financial Statements for a discussion of environmental matters.

Competition

See "Item 1. Business - Competition" under each of PPL's reportable segments and "Item 1A. Risk Factors" for a discussion of competitive factors affecting PPL.

New Accounting Guidance

See Note 1 to the Financial Statements for a discussion of new accounting guidance adopted.

Application of Critical Accounting Policies

Financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies.  The following accounting policies are particularly important to the financial condition or results of operations, and require estimates or other judgments of matters inherently uncertain.  Changes in the estimates or other judgments included within these accounting policies could result in a significant change to the information presented in the Financial Statements (these accounting policies are also discussed in Note 1 to the Financial Statements).  PPL's senior management has reviewed these critical accounting policies, the following disclosures regarding their application and the estimates and assumptions regarding them, with PPL's Audit Committee.

1)      Price Risk Management

See "Price Risk Management" in Note 1 to the Financial Statements as well as "Risk Management - Energy Marketing & Trading and Other" above.

2)      Defined Benefits

PPL and certain of its subsidiaries sponsor various defined benefit pension and other postretirement plans applicable to the majority of the employees of PPL and its subsidiaries.  PPL and certain of its subsidiaries record an asset or liability to recognize the funded status of all defined benefit plans with an offsetting entry to OCI or regulatory assets and liabilities for amounts that are expected to be recovered through regulated customer rates.  Consequently, the funded status of all defined benefit plans is fully recognized on the Balance Sheets.  See Note 13 to the Financial Statements for additional information about the plans and the accounting for defined benefits.

PPL makes certain assumptions regarding the valuation of benefit obligations and the performance of plan assets.  When accounting for defined benefits, delayed recognition in earnings of differences between actual results and expected or estimated results is a guiding principle.  Annual net periodic defined benefit costs are recorded in current earnings based on estimated results.  Any differences between actual and estimated results are recorded in OCI or regulatory assets and liabilities for amounts that are expected to be recovered through regulated customer rates.  These amounts in AOCI or regulatory assets and liabilities are amortized to income over future periods.  The delayed recognition allows for a smoothed recognition of costs over the working lives of the employees who benefit under the plans.  The primary assumptions are:

•
Discount Rate - The discount rate is used in calculating the present value of benefits, which is based on projections of benefit payments to be made in the future. The objective in selecting the discount rate is to measure the single amount that, if invested at the measurement date in a portfolio of high-quality debt instruments, would provide the necessary future cash flows to pay the accumulated benefits when due.

•
Expected Return on Plan Assets - Management projects the long-term rates of return on plan assets based on historical performance, future expectations and periodic portfolio rebalancing among the diversified asset classes.  These projected returns reduce the net benefit costs PPL records currently.

•	Rate of Compensation Increase - Management projects employees' annual pay increases, which are used to project employees' pension benefits at retirement.

•	Health Care Cost Trend Rate - Management projects the expected increases in the cost of health care.

In selecting a discount rate for its U.S. defined benefit plans, PPL starts with an analysis of the expected benefit payment stream for its plans.  This information is first matched against a spot-rate yield curve.  A portfolio of 604 Aa-graded non-callable (or callable with make-whole provisions) bonds, with a total amount outstanding in excess of $667 billion, serves as the base from which those with the lowest and highest yields are eliminated to develop the ultimate yield curve.  The results of this analysis are considered together with other economic data and movements in various bond indices to determine the discount rate assumption.  At December 31, 2010, PPL decreased the discount rate for its U.S. pension plans from 6.00% to 5.42% as a result of this assessment and decreased the discount rate for its other postretirement benefit plans from 5.81% to 5.14%.

A similar process is used to select the discount rate for the U.K. pension plans, which uses an iBoxx British pounds sterling denominated corporate bond index as its base.  At December 31, 2010, the discount rate for the U.K. pension plans was decreased from 5.55% to 5.54% as a result of this assessment.

The expected long-term rates of return for PPL's U.S. defined benefit pension and other postretirement benefit plans have been developed using a best-estimate of expected returns, volatilities and correlations for each asset class.  PPL management corroborates these rates with expected long-term rates of return calculated by its independent actuary, who uses a building block approach that begins with a risk-free rate of return with factors being added such as inflation, duration, credit spreads and equity risk.  Each plan's specific asset allocation is also considered in developing a reasonable return assumption.

At December 31, 2010, PPL's expected return on plan assets decreased from 8.00% to 7.25% for its U.S. pension plans and decreased from 7.00% to 6.56% for its other postretirement benefit plans.  The expected long-term rates of return for PPL's U.K. pension plans have been developed by PPL management with assistance from an independent actuary using a best-estimate of expected returns, volatilities and correlations for each asset class.  For the U.K. plans, PPL's expected return on plan assets decreased from 7.91% to 7.86% at December 31, 2010.

In selecting rates of compensation increase, PPL considers past experience in light of movements in inflation rates.  At December 31, 2010, PPL's rate of compensation increase changed from 4.75% to 4.88% for its U.S. pension plans and 4.75% to 4.90% for its other postretirement benefit plans.  For the U.K. plans, PPL's rate of compensation increase remained at 4.00% at December 31, 2010.

In selecting health care cost trend rates, PPL considers past performance and forecasts of health care costs.  At December 31, 2010, PPL's health care cost trend rates were 9.00% for 2011, gradually declining to 5.50% for 2019.

A variance in the assumptions listed above could have a significant impact on accrued defined benefit liabilities or assets, reported annual net periodic defined benefit costs and OCI or regulatory assets and liabilities for LG&E, KU and PPL Electric.  While the charts below reflect either an increase or decrease in each assumption, the inverse of this change would impact the accrued defined benefit liabilities or assets, reported annual net periodic defined benefit costs and OCI or regulatory assets and liabilities for LG&E, KU and PPL Electric by a similar amount in the opposite direction.  The sensitivities below reflect an evaluation of the change based solely on a change in that assumption and does not include income tax effects.

At December 31, 2010, defined benefit plan liabilities were as follows.

Pension liabilities	$1,505
Other postretirement benefit liabilities	307

The following chart reflects the sensitivities in the December 31, 2010 Balance Sheet associated with a change in certain assumptions based on PPL's primary defined benefit plans.

	Increase (Decrease)
		Impact on		Impact on
	Change in	defined benefit	Impact on	regulatory
Actuarial assumption	assumption	liabilities	OCI	assets

Discount Rate	(0.25)%	$256	$(188)	$68
Rate of Compensation Increase	0.25%	43	(32)	11
Health Care Cost Trend Rate (a)	1.00%	14	(8)	6

(a)	Only impacts other postretirement benefits.

In 2010, PPL recognized net periodic defined benefit costs charged to operating expense of $102 million.  This amount represents a $32 million increase from 2009.  This increase in expense was primarily attributable to amortization of actuarial losses of the WPD pension plans in the U.K.

The following chart reflects the sensitivities in the 2010 Statement of Income (excluding income tax effects) associated with a change in certain assumptions based on PPL's primary defined benefit plans.

Actuarial assumption	Change in assumption	Impact on defined benefit costs

Discount Rate	(0.25)%	$14
Expected Return on Plan Assets	(0.25)%	12
Rate of Compensation Increase	0.25%	6
Health Care Cost Trend Rate (a)	1.00%	2

(a)	Only impacts other postretirement benefits.

3)      Asset Impairment

Impairment analyses are performed for long-lived assets that are subject to depreciation or amortization whenever events or changes in circumstances indicate that a long-lived asset's carrying value may not be recoverable.  For these long-lived assets classified as held and used, such events or changes in circumstances are:

•	a significant decrease in the market price of an asset;
•	a significant adverse change in the manner in which an asset is being used or in its physical condition;
•	a significant adverse change in legal factors or in the business climate;
•	an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of an asset;
•	a current-period operating or cash flow loss combined with a history of losses or a forecast that demonstrates continuing losses; or
•	a current expectation that, more likely than not, an asset will be sold or otherwise disposed of before the end of its previously estimated useful life.

For a long-lived asset classified as held and used, an impairment is recognized when the carrying amount of the asset is not recoverable and exceeds its fair value.  The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If the asset is impaired, an impairment loss is recorded to adjust the asset's carrying value to its estimated fair value.  Management must make significant judgments to estimate future cash flows, including the useful lives of long-lived assets, the fair value of the assets and management's intent to use the assets.  Alternate courses of action are considered to recover the carrying value of a long-lived asset, and estimated cash flows from the "most likely" alternative are used to assess impairment whenever one alternative is clearly the most likely outcome.  If no alternative is clearly the most likely, then a probability-weighted approach is used taking into consideration estimated cash flows from the alternatives.  For assets tested for impairment as of the balance sheet date, the estimates of future cash flows used in that test consider the likelihood of possible outcomes that existed at the balance sheet date, including the assessment of the likelihood of a future sale of the assets.  That assessment is not revised based on events that occur after the balance sheet date.  Changes in assumptions and estimates could result in significantly different results than those identified and recorded in the financial statements.

For a long-lived asset classified as held for sale, an impairment exists when the carrying amount of the asset (disposal group) exceeds its fair value less cost to sell.  If the asset (disposal group) is impaired, an impairment loss is recorded to adjust the carrying amount to its fair value less cost to sell.  A gain is recognized for any subsequent increase in fair value less cost to sell, but not in excess of the cumulative impairment previously recognized.

For determining fair value, quoted market prices in active markets are the best evidence of fair value.  However, when market prices are unavailable, PPL considers all valuation techniques appropriate under the circumstances and for which market participant inputs can be obtained.  Generally discounted cash flows are used to estimate fair value, which incorporates market participant inputs when available.  Discounted cash flows are calculated by estimating future cash flow streams and applying appropriate discount rates to determine the present value of the cash flow streams.

In 2010, impairments of certain long-lived assets were recorded.  See Note 18 to the Financial Statements for a discussion of impairments related to certain sulfur dioxide emission allowances and certain non-core generation facilities.

Goodwill is tested for impairment at the reporting unit level.  Reporting units have been determined to be at or one level below operating segments.  A goodwill impairment test is performed annually or more frequently if events or changes in circumstances indicate that the carrying value of the reporting unit may be greater than the unit's fair value.  Additionally, goodwill is tested for impairment after a portion of goodwill has been allocated to a business to be disposed of.

Goodwill is tested for impairment using a two-step approach.  The first step of the goodwill impairment test compares the estimated fair value of a reporting unit with its carrying amount, including goodwill.  If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired.  If the carrying amount exceeds the estimated fair value of the reporting unit, the second step is performed to measure the amount of impairment loss, if any.

The second step requires a calculation of the implied fair value of goodwill.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill in a business combination.  That is, the estimated fair value of a reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the estimated fair value of the reporting unit was the price paid to acquire the reporting unit.  The excess of the estimated fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  The implied fair value of the reporting unit's goodwill is then compared with the carrying amount of that goodwill.  If the carrying amount exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.  The loss recognized cannot exceed the carrying amount of the reporting unit's goodwill.

In 2010, no goodwill was required to be impaired.  Management used both discounted cash flows and market multiples, which required significant assumptions, to estimate the fair value of each reporting unit.  For the discounted cash flows approach, a decrease in the forecasted cash flows of 10%, or an increase in the discount rate by 25 basis points, would not have resulted in an impairment of goodwill.  For the market multiples approach, which is based on either current or forward trading multiples of comparable companies or precedent transactions, a 10% decrease in the multiples would not have resulted in an impairment of goodwill.

In 2010 and 2009, $5 million and $3 million of goodwill allocated to discontinued operations was written off.

4)      Loss Accruals

Losses are accrued for the estimated impacts of various conditions, situations or circumstances involving uncertain or contingent future outcomes.  For loss contingencies, the loss must be accrued if (1) information is available that indicates it is probable that a loss has been incurred, given the likelihood of the uncertain future events, and (2) the amount of the loss can be reasonably estimated.  Accounting guidance defines "probable" as cases in which "the future event or events are likely to occur."  The accrual of contingencies that might result in gains is not recorded unless recovery is assured.  Potential loss contingencies for environmental remediation, litigation claims, regulatory penalties and other events are continuously assessed.

The accounting aspects of estimated loss accruals include (1) the initial identification and recording of the loss, (2) the determination of triggering events for reducing a recorded loss accrual, and (3) the ongoing assessment as to whether a recorded loss accrual is sufficient.  All three of these aspects require significant judgment by management.  Internal expertise and outside experts (such as lawyers and engineers) are used, as necessary, to help estimate the probability that a loss has been incurred and the amount (or range) of the loss.

In 2010, a significant adjustment to the contingency accrual related to the Montana hydroelectric streambed litigation was recorded.  See Note 15 to the Financial Statements for additional information.

Certain other events have been identified that could give rise to a loss, but that do not meet the conditions for accrual.  Such events are disclosed, but not recorded, when it is "reasonably possible" that a loss has been incurred.  See Note 15 to the Financial Statements for disclosure of other potential loss contingencies that have not met the criteria for accrual.

When an estimated loss is accrued, the triggering events for subsequently reducing the loss accrual are identified, where applicable.  The triggering events generally occur when the contingency has been resolved and the actual loss is paid or written off, or when the risk of loss has diminished or been eliminated.  The following are some of the triggering events that provide for the reduction of certain recorded loss accruals:

•
Allowances for uncollectible accounts are reduced when accounts are written off after prescribed collection procedures have been exhausted, a better estimate of the allowance is determined or underlying amounts are ultimately collected.

•
Environmental and other litigation contingencies are reduced when the contingency is resolved and actual payments are made, a better estimate of the loss is determined or the loss is no longer considered probable.

Loss accruals are reviewed on a regular basis to assure that the recorded potential loss exposures are appropriate.  This involves ongoing communication and analyses with internal and external legal counsel, engineers, operation management and other parties.

5)      Asset Retirement Obligations

PPL is required to recognize a liability for legal obligations associated with the retirement of long-lived assets.  The initial obligation is measured at its estimated fair value.  A conditional ARO must be recognized when incurred if the fair value of the ARO can be reasonably estimated.  An equivalent amount is recorded as an increase in the value of the capitalized asset and allocated to expense over the useful life of the asset.  Until the obligation is settled, the liability is increased, through the recognition of accretion expense in the income statement, for changes in the obligation due to the passage of time.  In the case of LG&E and KU, estimated costs of removal for all assets are recovered in rates as a component of depreciation.  Since costs of removal are collected in rates prior to payment of such costs, the accrual for these costs of removal is classified as a regulatory liability.  The regulatory liability is relieved as costs are incurred.  The depreciation and accretion expense related to an ARO is recorded as a regulatory asset.  See Note 21 to the Financial Statements for further discussion of AROs.

In determining AROs, management must make significant judgments and estimates to calculate fair value.  Fair value is developed using an expected present value technique based on assumptions of market participants that considers estimated retirement costs in current period dollars that are inflated to the anticipated retirement date and then discounted back to the date the ARO was incurred.  Changes in assumptions and estimates included within the calculations of the fair value of AROs could result in significantly different results than those identified and recorded in the financial statements.  Estimated ARO costs and settlement dates, which affect the carrying value of the ARO and the related capitalized asset, are reviewed periodically to ensure that any material changes are incorporated into the latest estimate of the ARO.  Any change to the capitalized asset, positive or negative, is amortized over the remaining life of the associated long-lived asset.  See Note 21 to the Financial Statements for a discussion of the remeasurement of the ARO for the decommissioning of the Susquehanna nuclear units in the third quarter of 2010, which resulted in a $103 million reduction in the ARO primarily due to a decrease in estimated inflation rates.

At December 31, 2010, AROs totaling $448 million were recorded on the Balance Sheet, of which $13 million is included in "Other current liabilities."  Of the total amount, $270 million, or 60%, relates to the nuclear decommissioning ARO.  The most significant assumptions surrounding AROs are the forecasted retirement costs, the discount rates and the inflation rates.  A variance in any of these inputs could have a significant impact on the ARO liabilities.

The following table reflects the sensitivities related to the nuclear decommissioning ARO liability associated with a change in these assumptions as of December 31, 2010.  There is no significant change to the annual depreciation expense of the ARO asset or the annual accretion expense of the ARO liability as a result of changing the assumptions.  The sensitivities below reflect an evaluation of the change based solely on a change in that assumption.

	Change in Assumption	Impact on ARO Liability

Retirement Cost	10%	$27
Discount Rate	(0.25)%	$25
Inflation Rate	0.25%	$26

6)      Income Taxes

Significant management judgment is required in developing the provision for income taxes, primarily due to the uncertainty related to tax positions taken or expected to be taken in tax returns and the determination of deferred tax assets, liabilities and valuation allowances.

Significant management judgment is required to determine the amount of benefit recognized related to an uncertain tax position.  Tax positions are evaluated following a two-step process.  The first step requires an entity to determine whether, based on the technical merits supporting a particular tax position, it is more likely than not (greater than a 50% chance) that the tax position will be sustained.  This determination assumes that the relevant taxing authority will examine the tax position and is aware of all the relevant facts surrounding the tax position.  The second step requires an entity to recognize in the financial statements the benefit of a tax position that meets the more-likely-than-not recognition criterion.  The benefit recognized is measured at the largest amount of benefit that has a likelihood of realization, upon settlement, that exceeds 50%.  Management considers a number of factors in assessing the benefit to be recognized, including negotiation of a settlement.

On a quarterly basis, uncertain tax positions are reassessed by considering information known at the reporting date.  Based on management's assessment of new information, a tax benefit may subsequently be recognized for a previously unrecognized tax position, a previously recognized tax position may be de-recognized, or the benefit of a previously recognized tax position may be remeasured.  The amounts ultimately paid upon resolution of issues raised by taxing authorities may differ materially from the amounts accrued and may materially impact the financial statements in the future.

At December 31, 2010, it was reasonably possible that during the next 12 months the total amount of unrecognized tax benefits could increase by as much as $28 million or decrease by up to $226 million.  This change could result from subsequent recognition, derecognition and/or changes in the measurement of uncertain tax positions related to the creditability of foreign taxes, the timing and utilization of foreign tax credits and the related impact on alternative minimum tax and other credits, the timing and/or valuation of certain deductions, intercompany transactions and unitary filing groups.  The events that could cause these changes are direct settlements with taxing authorities, litigation, legal or administrative guidance by relevant taxing authorities and the lapse of an applicable statute of limitation.

The balance sheet classification of unrecognized tax benefits and the need for valuation allowances to reduce deferred tax assets also require significant management judgment.  Unrecognized tax benefits are classified as current to the extent management expects to settle an uncertain tax position by payment or receipt of cash within one year of the reporting date.  Valuation allowances are initially recorded and reevaluated each reporting period by assessing the likelihood of the ultimate realization of a deferred tax asset.  Management considers a number of factors in assessing the realization of a deferred tax asset, including the reversal of temporary differences, future taxable income and ongoing prudent and feasible tax planning strategies.  Any tax planning strategy utilized in this assessment must meet the recognition and measurement criteria utilized to account for an uncertain tax position.  Management also considers the uncertainty posed by political risk (e.g. the potential for legislative extension of generation rate caps) and the effect of this uncertainty on the various factors that management takes into account in evaluating the need for valuation allowances.  The amount of deferred tax assets ultimately realized may differ materially from the estimates utilized in the computation of valuation allowances and may materially impact the financial statements in the future.  See Note 5 to the Financial Statements for income tax disclosures, including the release of $72 million of valuation allowances associated with state net operating loss carryforwards in 2010.

7)      Regulatory Assets and Liabilities

Certain of PPL's subsidiaries are subject to cost-based rate regulation.  As a result, the effects of regulatory actions are required to be reflected in the financial statements.  Assets and liabilities are recorded that result from the regulated ratemaking process that may not be recorded under GAAP for non-regulated entities.  Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in regulated customer rates.  Regulatory liabilities generally represent obligations to regulated customers for previous collections of costs that are expected to be refunded to customers in the future, or in certain cases, regulatory liabilities are recorded based on the understanding with the regulator that current rates are being set to recover costs that are expected to be incurred in the future, and the regulated entity is accountable for any amounts charged pursuant to such rates and not yet expended for the intended purpose.

Management continually assesses whether the regulatory assets are probable of future recovery by considering factors such as changes in the applicable regulatory and political environments, the ability to recover costs through regulated rates, recent rate orders to other regulated entities, and the status of any pending or potential deregulation legislation.  Based on this continual assessment, management believes the existing regulatory assets are probable of recovery.  This assessment reflects the current political and regulatory climate at the state and federal levels, and is subject to change in the future.  If future recovery of costs ceases to be probable, then asset write-offs would be required to be recognized in operating income.  Additionally, the regulatory agencies can provide flexibility in the manner and timing of the depreciation of PP&E and amortization of regulatory assets.

At December 31, 2010 and 2009, PPL had regulatory assets of $1.2 billion and $542 million.  All regulatory assets are either currently being recovered under specific rate orders, represent amounts that are expected to be recovered in future rates or benefit future periods based upon established regulatory practices.  At December 31, 2010 and 2009, PPL had regulatory liabilities of $1.1 billion and $84 million.  The significant increase in regulatory assets and liabilities was primarily due to the acquisition of LKE in November 2010.

See "Business Combinations – Purchase Price Allocation" below for discussion of regulatory assets established by purchase accounting.  See Note 3 to the Financial Statements for additional information on regulatory assets and liabilities.

8)      Business Combinations – Purchase Price Allocation

On November 1, 2010 (acquisition date), PPL completed the acquisition of all of the limited liability company interests of LKE.  In accordance with accounting guidance on business combinations, the identifiable assets acquired and the liabilities assumed were measured at fair value at the acquisition date.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  The excess of the purchase price over the estimated fair value of the identifiable net assets was recorded as goodwill.

The determination and allocation of fair value to the identifiable assets acquired and liabilities assumed was based on various assumptions and valuation methodologies requiring considerable management judgment, including estimates based on key assumptions of the acquisition, and historical and current market data.  The most significant variables in these valuations were the discount rates, the number of years on which to base cash flow projections, as well as the assumptions and estimates used to determine cash inflows and outflows.  Although the assumptions were reasonable based on information available at the date of acquisition, actual results may differ from the forecasted amounts and the difference could be material.

For purposes of measuring the fair value of the majority of PP&E and regulatory assets acquired and regulatory liabilities assumed, PPL determined that fair value was equal to net book value at the acquisition date, because LKE's operations are conducted in a regulated environment and the regulatory commissions allow for earning a rate of return on and recovery of the book value of a majority of the regulated asset bases at rates determined to be fair and reasonable.  As there is no current prospect for deregulation in LKE's operating territory, it is expected that these operations will remain in a regulated environment for the foreseeable future; therefore, management has concluded that the use of these assets in the regulatory environment represents their highest and best use and a market participant would measure the fair value of these assets using the regulatory rate of return as the discount rate, thus resulting in fair value equal to book value.

The fair value of intangible assets and liabilities (e.g. contracts that have favorable or unfavorable terms relative to market), including coal contracts and power purchase agreements, as well as emission allowances, have been reflected on the balance sheet with offsetting regulatory assets or liabilities.  Prior to the acquisition, LKE recovered in customer rates the cost of coal contracts, power purchases and emission allowances and this rate treatment will continue after the acquisition.  As a result, management believes the regulatory assets and liabilities created to offset the fair value adjustments meet the recognition criteria established by existing accounting guidance and eliminate any rate making impact of the fair value adjustments.  LKE's customer rates will continue to reflect these items (e.g. coal, purchased power, emission allowances) at their original contracted prices.

PPL also considered whether a separate fair value should be assigned to LKE's rights to operate within its various electric and natural gas distribution service territories but concluded that these rights only provided the opportunity to earn a regulated return and barriers to market entry, which in management's judgment is not considered a separately identifiable intangible asset under applicable accounting guidance; rather, it is considered going-concern value, or goodwill.

Goodwill related to the LKE acquisition of $996 million was recorded at LG&E and KU.  For purposes of goodwill impairment testing, the goodwill must be assigned to the reporting units that are expected to benefit from the acquisition.  Both the Kentucky Regulated and the Supply segments are expected to benefit and the assignment of goodwill was $662 million to the Kentucky Regulated segment and $334 million to the Supply segment.  The goodwill at the Kentucky Regulated segment reflects the expected going-concern element of LKE's existing business.  This going-concern element reflects the expected continued growth of a rate-regulated business located in a defined service area with a constructive regulatory environment, the ability of LKE to leverage its assembled workforce to take advantage of those growth opportunities and the attractiveness of stable, growing cash flows.  Although no other assets or liabilities from the acquisition were assigned to the Supply segment, the Supply segment obtained a synergistic benefit attributed to the overall de-risking of the PPL portfolio, which enhanced PPL Energy Supply's credit profile, thereby increasing the value of the Supply segment.  This increase in value resulted in the assignment of goodwill to the Supply segment.

See Note 10 to the Financial Statements for additional information regarding the acquisition.

Other Information

PPL's Audit Committee has approved the independent auditor to provide audit and audit-related services and other services permitted by Sarbanes-Oxley and SEC rules.  The audit and audit-related services include services in connection with statutory and regulatory filings, reviews of offering documents and registration statements, and internal control reviews.

PPL ENERGY SUPPLY, LLC AND SUBSIDIARIES

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The information provided in this Item 7 should be read in conjunction with PPL Energy Supply's Consolidated Financial Statements and the accompanying Notes.  Terms and abbreviations are explained in the glossary.  Dollars are in millions unless otherwise noted.

PPL Energy Supply is an energy company with headquarters in Allentown, Pennsylvania.  Through its subsidiaries, PPL Energy Supply is primarily engaged in the generation and marketing of electricity in two key markets - the northeastern and northwestern U.S. - and, through 2010, in the delivery of electricity in the U.K.  PPL Energy Supply's overall strategy is to achieve disciplined growth in energy supply margins while limiting volatility in both cash flows and earnings and to achieve stable, long-term growth in its regulated international electricity delivery business through efficient operations and strong customer and regulatory relations.  More specifically, PPL Energy Supply's strategy for its competitive electricity generation and marketing business is to match energy supply with load, or customer demand, under contracts of varying lengths with creditworthy counterparties to capture profits while effectively managing exposure to energy and fuel price volatility, counterparty credit risk and operational risk.  PPL Energy Supply's strategy for its regulated international electricity delivery business is to own and operate this business at the most efficient cost while maintaining high quality customer service and reliability.

In January 2011, PPL Energy Supply distributed its 100% membership interest in PPL Global to its parent, PPL Energy Funding, to better align PPL's organizational structure with the manner in which it manages its businesses and reports segment information in its consolidated financial statements.  See Note 24 for additional information.  Certain information for periods subsequent to 2010 has been adjusted to eliminate amounts related to PPL Global.

To manage financing costs and access to credit markets, a key objective for PPL Energy Supply's business is to maintain a strong credit profile.  PPL Energy Supply continually focuses on maintaining an appropriate capital structure and liquidity position.  In addition, PPL Energy Supply has adopted financial and operational risk management programs that, among other things, are designed to monitor and manage its exposure to earnings and cash flow volatility related to changes in energy and fuel prices, interest rates, foreign currency exchange rates, counterparty credit quality and the operating performance of its generating units.  See "Item 1A. Risk Factors" for more information concerning these and other material risks PPL Energy Supply faces in its businesses.

Refer to "Item 1. Business - Background" for descriptions of PPL Energy Supply's reportable segments, which are International Regulated (formerly International Delivery) and Supply.  In 2010, there were no changes to these segments other than renaming the International Regulated segment.

"Management's Discussion and Analysis of Financial Condition and Results of Operations" provides information concerning PPL Energy Supply's performance in implementing the strategies and managing the risks and challenges mentioned above.  Specifically:

•
"Results of Operations" provides an overview of PPL Energy Supply's operating results in 2010, 2009 and 2008, including a review of earnings, with details of results by reportable segment.  It also provides a brief outlook for 2011.

•
"Financial Condition - Liquidity and Capital Resources" provides an analysis of PPL Energy Supply's liquidity position and credit profile, including its sources of cash (including bank credit facilities and sources of operating cash flow) and uses of cash (including contractual obligations and capital expenditure requirements) and the key risks and uncertainties that impact PPL Energy Supply's past and future liquidity position and financial condition.  This subsection also includes rating agency actions on PPL Energy Supply's credit ratings.

•	"Financial Condition - Risk Management - Energy Marketing & Trading and Other" provides an explanation of PPL Energy Supply's risk management programs relating to market risk and credit risk.

•
"Application of Critical Accounting Policies" provides an overview of the accounting policies that are particularly important to the results of operations and financial condition of PPL Energy Supply and that require its management to make significant estimates, assumptions and other judgments.

See "Item 1. Business - Background - Segment Information - Pennsylvania Regulated Segment" for a discussion of the Customer Choice Act.

When comparing 2010 with 2009, certain line items on PPL Energy Supply's financial statements were impacted by the expiration of the full-requirement energy supply contracts.  Overall, the expiration of generation rate caps had a significant positive impact on PPL Energy Supply's results of operations, financial condition and cash flows during 2010.

The primary impact of the expiration of generation rate caps and this contract is reflected in PPL Energy Supply's unregulated gross energy margins.  See "Statement of Income Analysis" for an explanation of this non-GAAP financial measure.  In 2010, PPL Energy Supply sold the majority of its generation supply under various wholesale and retail contracts at prevailing market rates at the time the contracts were executed.  In 2009, the majority of generation produced by PPL Energy Supply's generation plants was sold to PPL Electric's customers as PLR supply under predetermined capped rates.

See "Regulatory Issues - Enactment of Financial Reform Legislation" in Note 15 for information on the Dodd-Frank Act.

Results of Operations

Tables analyzing changes in amounts between periods within "Segment Results" and "Statement of Income Analysis" are presented on a constant U.K. foreign currency exchange rate basis, where applicable, in order to isolate the impact of the change in the exchange rate on the item being explained.  Results computed on a constant U.K. foreign currency exchange rate basis are calculated by translating current year results at the prior year weighted-average foreign currency exchange rate.

Earnings

	2010	2009	2008

Net Income Attributable to PPL Energy Supply	$861	$246	$768

The changes in Net Income Attributable to PPL Energy Supply from year to year were, in part, due to several special items that management considers significant.  Details of these special items are provided within the review of each segment's earnings.

The year-to-year changes in significant earnings components, including unregulated gross energy margins by region and significant income statement line items, are explained in the "Statement of Income Analysis."

Segment Results

Net Income Attributable to PPL Energy Supply by segment was:

	2010	2009	2008

International Regulated	$261	$243	$290
Supply	600	3	478
Total	$861	$246	$768

International Regulated Segment

The International Regulated segment primarily includes the electric distribution operations of WPD.  See Note 9 to the Financial Statements for additional information on the sale of PPL's Latin American businesses in 2007.  The International Regulated segment results in 2009 and 2008 reflect the classification of its Latin American businesses as Discontinued Operations.

International Regulated segment Net Income Attributable to PPL Energy Supply was:

	2010	2009	2008

Utility revenues	$727	$684	$824
Energy-related businesses	34	32	33
Total operating revenues	761	716	857
Other operation and maintenance	182	140	186
Depreciation	117	115	134
Taxes, other than income	52	57	66
Energy-related businesses	17	16	14
Total operating expenses	368	328	400
Other Income (Expense) - net	3	(11)	17
Interest Expense	135	87	144
Income Tax Expense		20	45
Income (Loss) from Discontinued Operations		(27)	5
Net Income Attributable to PPL Energy Supply	$261	$243	$290

The after-tax changes in Net Income Attributable to PPL Energy Supply between these periods were due to the following factors.

	2010 vs. 2009	2009 vs. 2008
U.K.
Utility revenues	$30	$10
Other operation and maintenance	(34)	16
Other income (expense) - net	1	(7)
Depreciation	(2)	(4)
Interest expense	(36)	28
Income taxes	13	24
Foreign currency exchange rates	6	(69)
Other	5	(3)
Discontinued operations, excluding special item (Note 9)		(5)
U.S. income taxes	(32)	1
Other	7	(10)
Special items	60	(28)
Total	$18	$(47)

•
U.K. utility revenues increased in 2010 compared with 2009, primarily due to price increases in April 2010 and 2009, partially offset by lower regulatory recovery due to a revised estimate of network electricity losses.

U.K. utility revenues increased in 2009 compared with 2008, due to higher regulatory recovery primarily due to a revised estimate of network electricity losses and higher prices.

•
U.K. other operation and maintenance increased in 2010 compared with 2009, primarily due to higher pension expense resulting from an increase in amortization of actuarial losses.

U.K. other operation and maintenance decreased in 2009 compared with 2008, primarily due to lower pension cost resulting from an increase in discount rates and lower inflation rates.

•
U.K. interest expense increased in 2010 compared with 2009, primarily due to higher inflation rates on index-linked Senior Unsecured Notes and interest expense related to the March 2010 debt issuance.

U.K. interest expense decreased in 2009 compared with 2008, primarily due to lower inflation rates on index-linked Senior Unsecured Notes and lower debt balances.

•
U.K. income taxes decreased in 2010 compared with 2009, primarily due to realized capital losses that offset a gain relating to a business activity sold in 1999, partially offset by favorable settlements of uncertain tax positions in 2009.

U.K. income taxes decreased in 2009 compared with 2008, primarily due to HMRC's determination related to the valuation of a business activity sold in 1999 and to the deductibility of foreign currency exchange losses, partially offset by the settlement of uncertain tax positions and a change in the tax law in 2008.

•
Changes in foreign currency exchange rates positively impacted U.K. earnings for 2010 compared with 2009, and negatively impacted U.K. earnings for 2009 compared with 2008.  The weighted-average exchange rates for the British pound sterling were approximately $1.56 in 2010, $1.53 in 2009 and $1.91 in 2008.

•	U.S. income taxes increased in 2010 compared with 2009, primarily due to changes in the taxable amount of planned U.K. cash repatriations.

The following after-tax amounts, which management considers special items, also impacted the International Regulated segment's earnings.

	2010	2009	2008

Foreign currency-related economic hedges (a)	$1	$1
Sales of assets:
Latin American businesses (Note 9)		(27)
Asset impairments		(1)
Workforce reduction (Note 13)		(2)	$(1)
Other:
Change in U.K. tax rate (Note 5)	18
U.S. Tax Court ruling (b)	12
Total	$31	$(29)	$(1)

(a)	Represents unrealized gains on contracts that economically hedge anticipated earnings denominated in British pounds sterling.
(b)
Represents the net tax benefit recorded as a result of the U.S. Tax Court ruling that the U.K. Windfall Profits Tax is creditable for U.S. tax purposes, excluding the reversal of accrued interest.  See Notes 5 and 15 to the Financial Statements for additional information.

2011 Outlook

In January 2011, PPL Energy Supply distributed its 100% membership interest in PPL Global to its parent, PPL Energy Funding, to better align PPL's organizational structure with the manner in which it manages its businesses and reports segment information in its consolidated financial statements.  See Note 24 to the Financial Statements for additional information.

Supply Segment

The Supply segment primarily consists of the energy marketing and trading activities, as well as the competitive generation and development operations of PPL Energy Supply.  In September 2010, certain PPL Energy Supply subsidiaries signed definitive agreements to sell their entire ownership interests in certain non-core generation facilities.  The sale is expected to close in the first quarter of 2011, subject to the receipt of necessary regulatory approvals and third-party consents.  The operating results of these facilities have been classified as Discontinued Operations.  In 2010 and 2009, PPL Energy Supply subsidiaries also completed the sale of several businesses, which have been classified as Discontinued Operations.  See Note 9 to the Financial Statements for additional information.

Supply segment Net Income Attributable to PPL Energy Supply was:

	2010	2009	2008

Energy revenues (a)	$4,764	$4,930	$5,050
Energy-related businesses	364	379	478
Total operating revenues	5,128	5,309	5,528
Fuel and energy purchases (a)	2,449	3,657	3,178
Other operation and maintenance	979	921	876
Depreciation	236	195	165
Taxes, other than income	47	29	20
Energy-related businesses	356	372	464
Total operating expenses	4,067	5,174	4,703
Other Income (Expense) - net (b)	32	46	43
Other-Than-Temporary Impairments	3	18	36
Interest Expense	208	176	162
Income Taxes	262	3	256
Income (Loss) from Discontinued Operations	(19)	20	66
Net Income	601	4	480
Net Income Attributable to Noncontrolling Interests (Note 22)	1	1	2
Net Income Attributable to PPL Energy Supply	$600	$3	$478

(a)	Includes impact from energy-related economic activity. See "Commodity Price Risk (Non-trading) - Economic Activity" in Note 19 to the Financial Statements for additional information.
(b)	Includes interest income from affiliates.

The after-tax changes in Net Income Attributable to PPL Energy Supply between these periods were due to the following factors.

	2010 vs. 2009	2009 vs. 2008

Eastern U.S. non-trading margins	$607	$(3)
Western U.S. non-trading margins	9	20
Net energy trading margins	(9)	81
Other operation and maintenance	(26)	(33)
Depreciation	(24)	(18)
Income taxes and other	81	(44)
Discontinued operations, excluding special items (Note 9)	13	(9)
Special items	(54)	(469)
Total	$597	$(475)

•	See "Unregulated Gross Energy Margins" in the "Statement of Income Analysis" section for an explanation of non-trading margins and net energy trading margins.

•
Other operation and maintenance increased in 2010 compared with 2009, primarily due to increased payroll-related costs, higher contractor-related costs and other costs at Susquehanna.  Also contributing to the increase were higher support group costs, higher expenses at western fossil/hydro plants due to the Corette overhaul and lease expense related to the use of the streambeds in Montana.  See Note 15 to the Financial Statements for additional information on continuing litigation regarding the streambeds in Montana.

Other operation and maintenance increased in 2009 compared with 2008, primarily due to increased payroll-related costs, higher contractor-related costs and other costs at generation plants.

•	Depreciation increased in 2010 compared with 2009, primarily due to the Brunner Island environmental equipment that was placed in service in 2009 and early 2010.

Depreciation increased in 2009 compared with 2008, primarily due to the scrubbers at Brunner Island and Montour and portions of the Susquehanna uprate projects that were placed in service in 2008 and 2009.

•
Income taxes decreased in 2010 compared with 2009, primarily due to a release of valuation allowances related to deferred tax assets for Pennsylvania net operating loss carryforwards, investment tax credits at Holtwood and Rainbow, a release of tax reserves in 2010, and a tax benefit from the manufacturing deduction.

Income taxes increased in 2009 compared with 2008, in part due to lower domestic manufacturing deductions in 2009.

The following after-tax amounts, which management considers special items, also impacted the Supply segment's earnings.

	2010	2009	2008

Adjusted energy-related economic activity, net (a)	$(121)	$(225)	$251
Sales of assets:
Maine hydroelectric generation business (Note 9)	15	22
Sundance indemnification	1
Long Island generation business (b)		(33)
Interest in Wyman Unit 4 (Note 9)		(4)
Impairments:
Impacts from emission allowances (c)	(10)	(19)	(25)
Adjustments - NDT investments (d)			(17)
Other asset impairments (e)		(4)	(15)
Workforce reduction (Note 13)		(6)	(1)
LKE acquisition-related costs:
Monetization of certain full-requirement sales contracts (f)	(125)
Anticipated sale of certain non-core generation facilities (g)	(64)
Reduction of credit facility (Note 7)	(6)
Other:
Montana hydroelectric litigation (Note 15)	(34)	(3)
Health Care Reform - tax impact (Note 13)	(5)
Montana basin seepage litigation (Note 15)	2		(5)
Change in tax accounting method related to repairs (Note 5)		(21)
Synfuel tax adjustment (Note 15)			(13)
Off-site remediation of ash basin leak (Note 15)			1
Total	$(347)	$(293)	$176

(a)	See "Reconciliation of Economic Activity" below.
(b)	Consists primarily of the initial impairment charge recorded in June 2009 when this business was classified as held for sale. See Note 9 to the Financial Statements for additional information.
(c)
2010 and 2009 include impairments of sulfur dioxide emission allowances.  2009 also includes a pre-tax gain of $4 million related to the settlement of a dispute regarding the sale of certain annual nitrogen oxide allowance put options.  See Note 18 to the Financial Statements for additional information.

2008 consists of charges related to annual nitrogen oxide allowances and put options. See Note 18 to the Financial Statements for additional information.
(d)	Represents other-than-temporary impairment charges on securities, including reversals of previous impairments when securities previously impaired were sold.
(e)	2008 primarily consists of a pre-tax charge of $22 million related to the Holtwood hydroelectric expansion project. See Note 8 to the Financial Statements for additional information.
(f)	See "Components of Monetization of Certain Full-Requirement Sales Contracts" below.
(g)
Consists primarily of an impairment charge recorded when these facilities were classified as held for sale, and allocated goodwill that was written off.  See Note 9 to the Financial Statements for additional information.

Reconciliation of Economic Activity

The following table reconciles unrealized pre-tax gains (losses) from the table within "Commodity Price Risk (Non-trading) - Economic Activity" in Note 19 to the Financial Statements to the special item identified as "Adjusted energy-related economic activity, net."

	2010	2009	2008
Operating Revenues
Unregulated retail electric and gas	$1	$6	$5
Wholesale energy marketing	(805)	(229)	1,056
Operating Expenses
Fuel	29	49	(79)
Energy Purchases	286	(155)	(553)
Energy-related economic activity (a)	(489)	(329)	429
Option premiums (b)	32	(54)
Adjusted energy-related economic activity	(457)	(383)	429
Less: Unrealized economic activity associated with the monetization of certain
full-requirement sales contracts (c)	(251)
Adjusted energy-related economic activity, net, pre-tax	$(206)	$(383)	$429

Adjusted energy-related economic activity, net, after-tax	$(121)	$(225)	$251

(a)	The components of this item are from the table within "Commodity Price Risk (Non-trading) - Economic Activity" in Note 19 to the Financial Statements.
(b)
Adjustment for the net deferral and amortization of option premiums over the delivery period of the item that was hedged or upon realization.  After-tax amount for 2010 was $19 million and for 2009 was $31 million.

(c)	See "Components of Monetization of Certain Full-Requirement Sales Contracts" below.

Components of Monetization of Certain Full-Requirement Sales Contracts

The following table provides the components of the "Monetization of Certain Full-Requirement Sales Contracts" special item.

2010

Full-requirement sales contracts monetized (a)	$(68)
Economic activity related to the full-requirement sales contracts monetized	(146)
Monetization of certain full-requirement sales contracts, pre-tax (b)	$(214)

Monetization of certain full-requirement sales contracts, after-tax	$(125)

(a)	See "Commodity Price Risk (Non-trading) – Monetization of Certain Full-Requirement Sales Contracts" in Note 19 to the Financial Statements for additional information.
(b)
Includes unrealized losses of $251 million from the "Reconciliation of Economic Activity" table above.  These amounts are reflected in "Wholesale energy marketing - Unrealized economic activity" and "Energy purchases - Unrealized economic activity" on the Statement of Income.  Also includes net realized gains of $37 million, which are reflected in "Wholesale energy marketing - Realized" and "Energy purchases - Realized" on the Statement of Income.  This economic activity will continue to be realized through May 2013.

2011 Outlook

Excluding special items, lower earnings are projected from the Supply segment in 2011 compared with 2010 as a result of lower energy margins driven by lower energy and capacity prices in the East, higher average fuel costs, and higher operation and maintenance expense.

Earnings beyond 2010 are subject to various risks and uncertainties.  See "Forward-Looking Information," "Item 1. Business," "Item 1A. Risk Factors," the rest of this Item 7 and Note 15 to the Financial Statements for a discussion of the risks, uncertainties and factors that may impact future earnings.

Statement of Income Analysis --

Unregulated Gross Energy Margins

Non-GAAP Financial Measure

The following discussion includes financial information prepared in accordance with GAAP, as well as a non-GAAP financial measure, "Unregulated Gross Energy Margins."  "Unregulated Gross Energy Margins" is a single financial performance measure of PPL Energy Supply's competitive energy non-trading and trading activities.  In calculating this measure, the Supply segment's energy revenues are offset by the cost of fuel and energy purchases, and adjusted for other related items.  This performance measure is relevant to PPL Energy Supply due to the volatility in the individual revenue and expense lines on the Statements of Income that comprise "Unregulated Gross Energy Margins."  This volatility stems from a number of factors, including the required netting of certain transactions with ISOs and significant swings in unrealized gains and losses.  Such factors could result in gains or losses being recorded in either "Wholesale energy marketing" or "Energy purchases" on the Statements of Income.  In addition, PPL Energy Supply excludes from "Unregulated Gross Energy Margins" energy-related economic activity, which includes the changes in fair value of positions used to economically hedge a portion of the economic value of PPL Energy Supply's competitive generation assets, full-requirement and retail activities.  This economic value is subject to changes in fair value due to market price volatility of the input and output commodities (e.g., fuel and power) prior to the delivery period that was hedged.  Also included in this energy-related economic activity is the ineffective portion of qualifying cash flow hedges, net losses on the monetization of certain full-requirement sales contracts and premium amortization associated with options.  This economic activity is deferred, with the exception of the net losses on the full-requirement sales contracts that were monetized, and included in unregulated gross energy margins over the delivery period that was hedged or upon realization.  PPL Energy Supply believes that "Unregulated Gross Energy Margins" provides another criterion to make investment decisions.  This performance measure is used, in conjunction with other information, internally by senior management and the Board of Directors of PPL to manage its competitive energy non-trading and trading activities.  PPL's management also uses "Unregulated Gross Energy Margins" in measuring certain PPL corporate performance goals used in determining variable compensation.

This measure is not intended to replace "Operating Income," which is determined in accordance with GAAP, as an indicator of overall operating performance.  Other companies may use different measures to analyze and to report on the results of their operations.  The following table reconciles "Operating Income" to "Unregulated Gross Energy Margins" as defined by PPL Energy Supply.

	2010	2009	2008

Operating Income (a)	$1,454	$523	$1,282
Adjustments:
Utility (a)	(727)	(684)	(824)
Energy-related businesses, net (b)	(25)	(23)	(33)
Other operation and maintenance (a)	1,161	1,061	1,062
Depreciation (a)	353	310	299
Taxes, other than income (a)	99	86	86
Revenue adjustments (c)	600	411	(868)
Expense adjustments (c)	(145)	47	560
Unregulated gross energy margins	$2,770	$1,731	$1,564

(a)	As reported on the Statements of Income.
(b)	Amount represents the net of "Energy-related businesses" revenue and expense as reported on the Statements of Income.
(c)	The components of these adjustments are detailed in the table below.

The following table provides the income statement line items and other adjustments that comprise unregulated gross energy margins.

	2010	2009	Change	2009	2008	Change
Revenue
Wholesale energy marketing (a)	$4,027	$2,955	$1,072	$2,955	$3,194	$(239)
Wholesale energy marketing to affiliate (a)	320	1,806	(1,486)	1,806	1,826	(20)
Unregulated retail electric and gas (a)	415	152	263	152	151	1
Net energy trading margins (a)	2	17	(15)	17	(121)	138
Revenue adjustments (b)
Exclude impact from energy-related
economic activity (c)	483	274	209	274	(1,061)	1,335
Include gains from sale of emission allowances/RECs (d)		2	(2)	2	6	(4)
Include revenue from Supply segment
discontinued operations (e)	117	135	(18)	135	187	(52)
Total revenue adjustments	600	411	189	411	(868)	1,279
	5,364	5,341	23	5,341	4,182	1,159
Expense
Fuel (a)	1,096	920	176	920	1,057	(137)
Energy purchases (a)	1,350	2,667	(1,317)	2,667	2,013	654
Energy purchases from affiliate (a)	3	70	(67)	70	108	(38)
Expense adjustments (b)
Exclude impact from energy-related
economic activity (f)	63	(109)	172	(109)	(632)	523
Include expenses from Supply segment
discontinued operations (g)	33	22	11	22	37	(15)
Include ancillary charges (d)	24	19	5	19	15	4
Include gross receipts tax (h)	15		15
Other	10	21	(11)	21	20	1
Total expense adjustments	145	(47)	192	(47)	(560)	513
	2,594	3,610	(1,016)	3,610	2,618	992
Unregulated gross energy margins	$2,770	$1,731	$1,039	$1,731	$1,564	$167

(a)	As reported on the Statements of Income.
(b)	To include/exclude the impact of any revenues and expenses consistent with the way management reviews unregulated gross energy margins internally.
(c)
See "Commodity Price Risk (Non-trading) – Economic Activity" in Note 19 to the Financial Statements for additional information.  In addition, 2010 and 2009 includes a pre-tax gain of $28 million and a loss of $51 million related to the amortization of option premiums, and in 2010 a realized gain of $293 million related to the monetization of certain full-requirement sales contracts.  These amounts are reflected in "Wholesale energy marketing – Realized" on the Statement of Income.

(d)	Included in "Other operation and maintenance" on the Statements of Income.
(e)	Represents the operating revenues of the Supply segment businesses classified as discontinued operations. See Note 9 to the Financial Statements for additional information.
(f)
See "Commodity Price Risk (Non-trading) – Economic Activity" in Note 19 to the Financial Statements for additional information.  In addition, 2010 and 2009 include a pre-tax gain of $4 million and a loss of $3 million related to the amortization of option premiums, and in 2010 a realized loss of $256 million related to the monetization of certain full-requirement sales contracts.  These amounts are reflected in "Energy purchases – Realized" on the Statement of Income.

(g)
Represents fuel costs and energy purchases associated with the anticipated sale of certain non-core generation facilities that are classified as discontinued operations.  See Note 9 to the Financial Statements for additional information.

(h)	Included in "Taxes, other than income" on the Statement of Income.

Unregulated Gross Energy Margins By Region

Unregulated gross energy margins are generated through non-trading and trading activities.  The non-trading energy business is managed on a geographic basis that is aligned with its generation assets.

	2010	2009	Change	2009	2008	Change
Non-trading:
Eastern U.S.	$2,429	$1,391	$1,038	$1,391	$1,396	$(5)
Western U.S.	339	323	16	323	289	34
Net energy trading	2	17	(15)	17	(121)	138
Unregulated gross energy margins	$2,770	$1,731	$1,039	$1,731	$1,564	$167

Eastern U.S.

Eastern U.S. non-trading margins were higher in 2010 compared with 2009, primarily due to significantly higher pricing in 2010 for eastern baseload generation compared with prices realized under the PLR contract with PPL Electric that expired at the end of 2009.  Partially offsetting the increase were lower realized margins from full-requirement sales contracts due to lower customer demand and customer migration.

Eastern U.S. non-trading margins were lower in 2009 compared with 2008, primarily due to lower margins on full-requirement sales contracts resulting from mild weather, decreased demand, and customer migration.  Also contributing to the decrease were higher average baseload generation fuel costs, primarily due to higher coal prices.  Partially offsetting these lower margins were net gains resulting from the settlement of economic positions associated with rebalancing portfolios to better align them with current strategies, higher capacity revenue, higher baseload generation output due to unplanned major outages in 2008, and an increase in the PLR sales prices in accordance with the PUC Final Order.

Western U.S.

Western U.S. non-trading margins were higher in 2010 compared with 2009, primarily due to higher average prices, partially offset by lower volumes.

Western U.S. non-trading margins were higher in 2009 compared with 2008, primarily due to higher wholesale volumes and increased generation from the hydroelectric units.

Net Energy Trading

Net energy trading margins decreased in 2010 compared with 2009, consisting of lower trading margins related to power and gas, partially offset by higher trading margins related to FTRs.

Net energy trading margins increased in 2009 compared with 2008, primarily due to increased margins in the power, gas and oil trading positions resulting from unrealized trading losses in 2008 due to a dramatic decline in energy prices and a severe contraction of liquidity in the wholesale power markets.

Utility Revenues

The changes in utility revenues were attributable to:

	2010 vs. 2009	2009 vs. 2008

U.K. electric delivery revenue	$41	$14
U.K. foreign currency exchange rates	2	(154)
Total	$43	$(140)

U.K. electric delivery revenues increased in 2010 compared with 2009, primarily due to price increases in April 2010 and 2009, partially offset by lower regulatory recovery due to a revised estimate of network electricity losses.

U.K. electric delivery revenues increased in 2009 compared with 2008, primarily due to price increases in April 2009 and 2008, increased regulatory recovery due to a revised estimate of network electricity losses, and favorable changes in customer mix.  These increases were partially offset by lower volumes due to unfavorable economic conditions, including industrial customers scaling back on production and a decrease in engineering and metering services performed for third parties.

Energy-Related Businesses

The changes in contributions from energy-related businesses were due to:

	2010 vs. 2009	2009 vs. 2008

Domestic mechanical business (a)	$(8)	$(6)
WPD (b)	2	(4)
Other	8
Total	$2	$(10)

(a)	Primarily attributable to a decline in construction activity caused by the slowdown in the economy.
(b)
Changes in contributions from U.K. energy-related businesses were primarily due to increases in remote metering business activity in 2010 and decreases related to changes in foreign currency exchange rates in 2009.

Other Operation and Maintenance

The changes in other operation and maintenance expenses were due to:

	2010 vs. 2009	2009 vs. 2008

Montana hydroelectric litigation (Note 15)	$48	$8
Defined benefit costs - U.K. (Note 13)	32	(16)
Other costs at Susquehanna nuclear plant	23	14
Outage costs at Susquehanna nuclear plant	8
Uncollectible accounts	3	(8)
Other costs at fossil/hydroelectric plants	2	17
Outage costs at eastern fossil/hydroelectric plants		23
Impacts from emission allowances (a)	(16)	(9)
Workforce reductions (Note 13)	(13)	13
Allocation of certain corporate support group costs	(5)	16
Defined benefit costs - U.S. (Note 13)	(2)	11
U.K. foreign currency exchange rates	(1)	(24)
Impairment of cancelled generation expansion project in 2008 (Note 8)		(22)
Montana basin seepage litigation (Note 15)		(8)
Trademark royalty fees from a PPL subsidiary (Note 16)		(7)
Other - Domestic	7	(3)
Other - U.K.	14	(6)
Total	$100	$(1)

(a)
For the period 2010 compared to 2009, $21 million relates to lower impairment charges of sulfur dioxide emission allowances.  See Note 18 to the Financial Statements for additional information.  Partially offsetting the decrease was a $5 million increase in the charge for the settlement of a dispute regarding the sale of certain annual nitrogen oxide allowance put options.

For the period 2009 compared to 2008, $33 million relates to lower impairment charges of nitrogen oxide allowances partially offset by $37 million of higher impairment charges of sulfur dioxide allowances.  See Note 18 to the Financial Statements for additional information.  Also contributing to the difference was a $13 million decrease in the charge for the settlement of a dispute regarding the sale of certain annual nitrogen oxide allowance put options.

Depreciation

The changes in depreciation expense were due to:

	2010 vs. 2009	2009 vs. 2008

Additions to PP&E (a)	$43	$40
U.K. foreign currency exchange rates		(25)
Other		(4)
Total	$43	$11

(a)	Additions included Susquehanna generation uprates and the completion of Brunner Island environmental projects in 2008 through 2010 as well as the Montour scrubber project in 2008.

Taxes, Other Than Income

The changes in taxes, other than income were due to:

	2010 vs. 2009	2009 vs. 2008

Pennsylvania gross receipts tax (a)	$15
Domestic property tax expense (b)	1		$10
U.K. foreign currency exchange rates			(12)
Other (c)	(3)		2
	$13	$

(a)	The increase in 2010 compared with 2009 was primarily due to an increase in retail electricity sales by PPL EnergyPlus. This tax is included in "Unregulated Gross Energy Margins" above.
(b)	The increase in 2009 compared with 2008 was primarily due to a $7 million property tax credit recorded by PPL Montana in 2008.
(c)	The decrease in 2010 compared with 2009 primarily relates to lower WPD real estate tax expense due to reductions in tax rates.

Other Income (Expense) - net

See Note 17 to the Financial Statements for details.

Other-Than-Temporary Impairments

Other-than-temporary impairments decreased by $15 million in 2010 compared with 2009 and by $18 million in 2009 compared with 2008.  The decrease for both periods was primarily due to stronger returns on NDT investments caused by improved market conditions within the financial markets.

Interest Income from Affiliates

Interest income from affiliates increased by $7 million in 2010 compared with 2009, primarily due to loans to LKE subsidiaries, which have been fully repaid as of December 31, 2010.

Interest income from affiliates decreased by $12 million in 2009 compared with 2008, primarily due to the decline in the average balance outstanding and the floating interest rate on the collateral deposit related to the PLR contract.

Interest Expense

The changes in interest expense were due to:

	2010 vs. 2009	2009 vs. 2008

Interest on WPD debt issuance (Note 7)	$25
Inflation adjustment on U.K. Index-linked Senior Unsecured Notes	23	$(29)
Capitalized interest	12	12
Amortization of debt issuance costs	12	6
Montana hydroelectric litigation (Note 15)	10
Hedging activities	3	(3)
U.K. foreign currency exchange rates	(3)	(17)
Other long-term debt interest expense	(1)	(15)
Short-term debt interest expense	(1)	6
Other		(3)
Total	$80	$(43)

Income Taxes

The changes in income taxes were due to:

	2010 vs. 2009	2009 vs. 2008

Higher (lower) pre-tax book income	$350	$(288)
State valuation allowance adjustments	(52)
Federal income tax credits	(10)	(17)
Domestic manufacturing deduction	(8)	13
Federal and state tax reserve adjustments	(46)	(14)
Federal and state tax return adjustments	(21)	27
U.S. income tax on foreign earnings net of foreign tax credit	50	5
U.K. Finance Act adjustments	(18)	8
U.K. capital loss benefit		(46)
Foreign tax reserve adjustments	(17)	12
Foreign tax return adjustments		17
Health Care Reform	5
Other	6	5
	$239	$(278)

See Note 5 to the Financial Statements for additional information on income taxes.

Discontinued Operations

See Note 9 to the Financial Statements for information related to various 2010 and 2009 sales, including the anticipated sale of certain non-core generation facilities expected to occur in the first quarter of 2011.

Financial Condition

Liquidity and Capital Resources

PPL Energy Supply expects to continue to have adequate liquidity available through operating cash flows, cash and cash equivalents and its credit facilities.  Additionally, subject to market conditions, PPL Energy Supply currently plans to access debt capital markets in 2011.

PPL Energy Supply's cash flows from operations and access to cost-effective bank and capital markets are subject to risks and uncertainties including, but not limited to:

•	changes in market prices for electricity;
•	changes in commodity prices that may increase the cost of producing power or decrease the amount PPL Energy Supply receives from selling power;
•	operational and credit risks associated with selling and marketing products in the wholesale power markets;
•
potential ineffectiveness of the trading, marketing and risk management policy and programs used to mitigate PPL Energy Supply's risk exposure to adverse electricity and fuel prices, interest rates and counterparty credit;

•	reliance on transmission and distribution facilities that PPL Energy Supply does not own or control to deliver its electricity and natural gas;
•
unavailability of generating units (due to unscheduled or longer-than-anticipated generation outages, weather and natural disasters) and the resulting loss of revenues and additional costs of replacement electricity;

•	costs of compliance with existing and new environmental laws and with new security and safety requirements for nuclear facilities;
•	any adverse outcome of legal proceedings and investigations with respect to PPL Energy Supply's current and past business activities;
•	deterioration in the financial markets that could make obtaining new sources of bank and capital markets funding more difficult and more costly; and
•	a downgrade in PPL Energy Supply's or its rated subsidiaries' credit ratings that could adversely affect their ability to access capital and increase the cost of credit facilities and any new debt.

See "Item 1A. Risk Factors" for further discussion of risks and uncertainties affecting PPL Energy Supply's cash flows.

At December 31, PPL Energy Supply had the following:

	2010	2009	2008

Cash and cash equivalents	$661	$245	$464
Short-term investments (a)			150
	$661	$245	$614
Short-term debt	$531	$639	$584

(a)
2008 amount represents tax-exempt bonds issued by the PEDFA in December 2008 on behalf of PPL Energy Supply and purchased by a subsidiary of PPL Energy Supply upon issuance.  Such bonds were refunded in April 2009.  See Note 7 to the Financial Statements for further discussion.

The changes in PPL Energy Supply's cash and cash equivalents position resulted from:

	2010	2009	2008

Net cash provided by operating activities	$1,840	$1,413	$1,039
Net cash used in investing activities	(825)	(551)	(1,696)
Net cash provided by (used in) financing activities	(612)	(1,081)	779
Effect of exchange rates on cash and cash equivalents	13		(13)
Net Increase (Decrease) in Cash and Cash Equivalents	$416	$(219)	$109

Operating Activities

Net cash provided by operating activities increased by 30%, or $427 million, in 2010 compared with 2009.  The expiration of the long-term power purchase agreements between PPL Electric and PPL EnergyPlus at the end of 2009 enabled PPL EnergyPlus to sell power at higher market prices and had a positive impact on net income, and specifically on "unregulated gross energy margins" which increased over $600 million, after-tax, in 2010 compared with 2009, and therefore, was the primary driver to the above increase.  The positive impact of additional earnings was partially offset by a reduction in the amount of counterparty collateral received and by additional defined benefit plan contributions.  In addition, changes in working capital in 2010 compared with 2009 offset the $300 million impact of cash collateral received from PPL Electric in 2009 as discussed below.

Net cash provided by operating activities increased by 36%, or $374 million, in 2009 compared with 2008, primarily as a result of the return of $300 million in cash collateral from PPL Electric related to the long-term PLR energy supply agreements (which expired at the end of 2009); cash collateral received from counterparties; and the benefit of lower income tax payments due to the change in method of accounting for certain expenditures for tax purposes.  These increases were partially offset by a decrease in accounts payable and the unfavorable impact of foreign currency exchange rates in 2009 compared with 2008.

A significant portion of PPL Energy Supply's operating cash flows is derived from its Supply segment baseload generation business activities.  PPL Energy Supply employs a formal hedging program for its baseload generation fleet, the primary objective of which is to provide a reasonable level of near-term cash flow and earnings certainty while preserving upside potential of power price increases over the medium term.  See Note 19 to the Financial Statements for further discussion.  Despite its hedging practices, PPL Energy Supply expects its future cash flows to be more influenced by commodity prices than during the past years when long-term supply contracts were in place between PPL EnergyPlus and PPL Electric. In the near-term, PPL Energy Supply expects its Supply segment operating cash flows to decline as a result of lower commodity prices.  In addition, in January 2011, PPL Energy Supply distributed its 100% membership interest in PPL Global to its parent, PPL Energy Funding to better align PPL's organizational structure with the manner in which it manages its businesses and reports segment information in its consolidated financial statements.  See Note 24 to the Financial Statements for additional information.  As a result, PPL Energy Supply's cash from operating activities will also decline in future periods, as compared with prior periods.

PPL Energy Supply's contracts for the sale and purchase of electricity and fuel often require cash collateral or other credit enhancements, or reductions or terminations of a portion of the entire contract through cash settlement, in the event of a downgrade of PPL Energy Supply's or its subsidiary's credit ratings or adverse changes in market prices.  For example, in addition to limiting its trading ability, if PPL Energy Supply's or its subsidiary's ratings were lowered to below "investment grade" and there was a 10% adverse movement in energy prices, PPL Energy Supply estimates that, based on its December 31, 2010 positions, it would have had to post additional collateral of approximately $348 million with respect to electricity and fuel contracts.  PPL Energy Supply has in place risk management programs that are designed to monitor and manage its exposure to volatility of cash flows related to changes in energy and fuel prices, interest rates, foreign currency exchange rates, counterparty credit quality and the operating performance of its generating units.

Investing Activities

The primary use of cash in investing activities is capital expenditures.  See "Forecasted Uses of Cash" for detail regarding capital expenditures in 2010 and projected expenditures for the years 2011 through 2015.

Net cash used in investing activities increased 50%, or $274 million in 2010 compared with 2009, primarily as a result of a decrease of $154 million from proceeds from the sale of other investments, a change of $135 million from restricted cash and cash equivalents, and an increase of $102 million in capital expenditures.  The increase in cash used in investing activities from the above items was partially offset by the change in proceeds received from the sale of businesses, which are discussed in Note 9 to the Financial Statements and a change of $28 million in other investing activities.  PPL Energy Supply received proceeds of $81 million from the sale of the majority of the Maine hydroelectric generation business in 2009, compared to proceeds of $162 million received in 2010 from the sales of the Long Island generation business and the remaining Maine hydroelectric generation business assets.

Net cash used in investing activities decreased 68%, or $1.1 billion in 2009 compared with 2008, primarily as a result of a change of $371 million from restricted cash and cash equivalents, a change of $249 million from purchases and sales of other investments, a change of $244 million from purchases and sales of intangible assets, a decrease of $207 million in capital expenditures and $81 million of proceeds received in 2009 from the sale of the majority of the Maine hydroelectric generation business.  See Note 1 to the Financial Statements for a discussion of restricted cash and cash equivalents and Note 7 to the Financial Statements for a discussion of the purchase and sale by a subsidiary of PPL Energy Supply of Exempt Facilities Revenue Bonds issued by the PEDFA on behalf of PPL Energy Supply and Note 9 to the Financial Statements for a discussion of the sale of the majority of the Maine hydroelectric generation business.

Financing Activities

Net cash used in financing activities was $612 million in 2010 compared with $1.1 billion in 2009 and net cash provided by financing activities of $779 million in 2008.  The change from 2009 to 2010 primarily reflects more long-term debt issuances, increased contributions from and distributions to Member, and less short-term borrowings in 2010.  The change from 2008 to 2009 primarily reflects no issuances of long-term debt in 2009, reduced contributions from Member, increased distributions to Member and less short-term borrowings in 2009.

In 2010, cash used in financing activities primarily consisted of $4.7 billion in distributions to Member, partially offset by $3.6 billion in contributions from Member and net debt issuances of $509 million.  The distributions to and contributions from Member during 2010 primarily relate to the funds received by PPL in June 2010 from the issuance of common stock and Equity Units.  These funds were invested by a subsidiary of PPL Energy Supply until they were returned to its Member in October 2010 to be available to partially fund the acquisition of LKE and pay certain acquisition-related fees and expenses.

In 2009, cash used in financing activities primarily consisted of $943 million in distributions to Member and net debt retirements of $177 million, partially offset by $50 million in contributions from Member.

In 2008, cash provided by financing activities primarily consisted of net debt issuances of $1.1 billion and $421 million in contributions from Member, partially offset by $750 million in distributions to Member.

See "Forecasted Sources of Cash" for a discussion of PPL Energy Supply's plans to issue debt securities, as well as a discussion of credit facility capacity available to PPL Energy Supply.  Also see "Forecasted Uses of Cash" for information regarding maturities of PPL Energy Supply's long-term debt.

PPL Energy Supply's debt financing activity in 2010 was:

	Issuances (a)	Retirements

WPD Senior Unsecured Notes	$597
Other long-term debt	5
PPL Energy Supply short-term debt (net change)	65
WPD short-term debt (net change)		$(158)
Total	$667	$(158)
Net increase	$509

(a)	Issuances are net of pricing discounts, where applicable and exclude the impact of debt issuance costs.

See Note 7 to the Financial Statements for more detailed information regarding PPL Energy Supply's financing activities in 2010.

Forecasted Sources of Cash

PPL Energy Supply expects to continue to have significant sources of cash available in the near term, including various credit facilities, operating leases and contributions from Member.  Additionally, PPL Energy Supply expects to have access to debt capital markets and currently plans to issue up to $500 million in long-term debt securities in 2011, subject to market conditions.

Credit Facilities

At December 31, 2010, PPL Energy Supply's total committed borrowing capacity under credit facilities and the use of this borrowing capacity were:

					Letters of
	Committed				Credit	Unused
	Capacity		Borrowed		Issued (a)	Capacity

PPL Energy Supply Domestic Credit Facilities (b)		$3,500		$350	$185		$2,965

WPDH Limited Credit Facility (c)	₤	150	₤	115	n/a	₤	35
WPD (South West) Credit Facility (d)		210			n/a		210
Total WPD Credit Facilities (e)	₤	360	₤	115	n/a	₤	245

(a)	The borrower under each of these facilities has a reimbursement obligation to the extent any letters of credit are drawn upon.
(b)
PPL Energy Supply has the ability to borrow $3.0 billion under its credit facilities.  Such borrowings generally bear interest at LIBOR-based rates plus a spread, depending upon the company's senior unsecured long-term debt rating.  PPL Energy Supply also has the capability to cause the lenders to issue up to $3.5 billion of letters of credit under these facilities, which issuances reduce available borrowing capacity.  Subject to certain conditions, PPL Energy Supply may request that the capacity of one of its facilities be increased by up to $500 million.

These credit facilities contain a financial covenant requiring debt to total capitalization not to exceed 65%.  At December 31, 2010 and 2009, PPL Energy Supply's consolidated debt to total capitalization percentages, as calculated in accordance with its credit facilities, were 44% and 46%.  The credit facilities also contain standard representations and warranties that must be made for PPL Energy Supply to borrow under them.

The commitments under PPL Energy Supply's domestic credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than 14% of the total committed capacity.  The committed capacity expires as follows:  $300 million in 2011, $200 million in 2013 and $3.0 billion in 2014.

(c)
Borrowings under WPDH Limited's credit facility bear interest at LIBOR-based rates plus a spread, depending upon the company's public long-term credit rating.  This credit facility contains financial covenants that require WPDH Limited to maintain an interest coverage ratio of not less than 3.0 times consolidated earnings before income taxes, depreciation and amortization and a RAB that exceeds total net debt by the higher of an amount equal to 15% of total net debt or £150 million, in each case as calculated in accordance with the credit facility.  At December 31, 2010 and 2009, WPDH Limited's interest coverage ratios, as calculated in accordance with its credit facility, were 3.5 and 4.3.  At December 31, 2010 and 2009, WPDH Limited's RAB, as calculated in accordance with the credit facility, exceeded its total net debt by £364 million, or 27%, and £325 million, or 25%.

(d)
Borrowings under WPD (South West)'s credit facility bear interest at LIBOR-based rates plus a margin.  This credit facility contains financial covenants that require WPD (South West) to maintain an interest coverage ratio of not less than 3.0 times consolidated earnings before income taxes, depreciation and amortization and total net debt not in excess of 85% of RAB, in each case as calculated in accordance with the credit facility.  At December 31, 2010 and 2009, WPD (South West)'s interest coverage ratios, as calculated in accordance with its credit facility, were 3.6 and 5.3.  At December 31, 2010 and 2009, WPD (South West)'s total net debt, as calculated in accordance with the credit facility, was 75% and 67% of RAB.

(e)
The commitments under WPD's credit facilities are provided by eight banks, with no one bank providing more than 25% of the total committed capacity.  The committed capacity under the facilities expires as follows:  £210 million in 2012 and £150 million in 2013.

At December 31, 2010, the unused capacity of WPD's credit facilities was approximately $381 million.

In January 2011, PPL Energy Supply distributed its 100% membership interest in PPL Global to its parent, PPL Energy Funding. See Note 24 to the Financial Statements for additional information.

In addition to the financial covenants noted in the table above, the credit agreements governing the credit facilities contain various other covenants.  Failure to comply with the covenants after applicable grace periods could result in acceleration of repayment of borrowings and/or termination of the agreements.  PPL Energy Supply monitors compliance with the covenants on a regular basis.  At December 31, 2010, PPL Energy Supply was in material compliance with these covenants.  At this time, PPL Energy Supply believes that these covenants and other borrowing conditions will not limit access to these funding sources.

See Note 7 to the Financial Statements for further discussion of PPL Energy Supply's credit facilities.

Operating Leases

PPL Energy Supply and its subsidiaries also have available funding sources that are provided through operating leases.  PPL Energy Supply's subsidiaries lease office space, land, buildings and certain equipment.  These leasing structures provide PPL Energy Supply additional operating and financing flexibility.  The operating leases contain covenants that are typical for these agreements, such as maintaining insurance, maintaining corporate existence and timely payment of rent and other fees.

PPL Energy Supply, through its subsidiary PPL Montana, leases a 50% interest in Colstrip Units 1 and 2 and a 30% interest in Unit 3, under four 36-year, non-cancelable operating leases.  These operating leases are not recorded on PPL Energy Supply's Balance Sheets.  The leases place certain restrictions on PPL Montana's ability to incur additional debt, sell assets and declare dividends.  At this time, PPL Energy Supply believes that these restrictions will not limit access to these funding sources or cause acceleration or termination of the leases.

See Note 11 to the Financial Statements for further discussion of the operating leases.

Long-Term Debt Securities and Contributions from Member

Subject to market conditions, PPL Energy Supply currently plans to issue up to $500 million in long-term debt securities in 2011.  PPL Energy Supply expects to use the proceeds from this issuance primarily to refund PPL Energy Supply's 2011 debt maturity.

From time to time, as determined by its Board of Directors, PPL Energy Supply's Member, PPL Energy Funding, makes capital contributions to PPL Energy Supply.  PPL Energy Supply uses these contributions for general corporate purposes.

Forecasted Uses of Cash

In addition to expenditures required for normal operating activities, such as purchased power, payroll, fuel and taxes, PPL Energy Supply currently expects to incur future cash outflows for capital expenditures, various contractual obligations, distributions to its Member and possibly the purchase or redemption of a portion of its debt securities.

Capital Expenditures

The table below shows PPL Energy Supply's actual spending for the year 2010 and current capital expenditure projections for the years 2011 through 2015.  (Amounts related to PPL Global have been excluded for periods subsequent to 2010.  See Note 24 to the Financial Statements for additional information.)

	Actual	Projected
	2010	2011	2012	2013	2014	2015
Construction expenditures (a) (b)
Generating facilities	$550	$625	$513	$398	$202	$366
Distribution facilities and other - WPD	286
Environmental	40	48	53	99	147	64
Other	21	31	32	32	29	23
Total Construction Expenditures	897	704	598	529	378	453
Nuclear fuel	138	152	159	161	158	160
Total Capital Expenditures	$1,035	$856	$757	$690	$536	$613

(a)	Construction expenditures include capitalized interest, which is expected to be approximately $203 million for the years 2011 through 2015.
(b)	Includes expenditures for certain intangible assets.

PPL Energy Supply's capital expenditure projections for the years 2011 through 2015 total approximately $3.5 billion.  Capital expenditure plans are revised periodically to reflect changes in operational, market and regulatory conditions.  This table includes projected costs related to the planned 247 MW of incremental capacity increases.  See Note 8 to the Financial Statements for information regarding the significant development projects.

PPL Energy Supply plans to fund its capital expenditures in 2011 with cash on hand and cash from operations.

Contractual Obligations

PPL Energy Supply has assumed various financial obligations and commitments in the ordinary course of conducting its business.  At December 31, 2010, the estimated contractual cash obligations of PPL Energy Supply were:  (Amounts related to PPL Global have been excluded for periods subsequent to 2010.  See Note 24 to the Financial Statements for additional information.)

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term Debt (a)	$3,272	$500	$737	$600	$1,435
Interest on Long-term Debt (b)	1,862	204	343	222	1,093
Operating Leases (c)	828	105	213	204	306
Purchase Obligations (d)	4,908	1,197	1,554	754	1,403
Total Contractual Cash Obligations	$10,870	$2,006	$2,847	$1,780	$4,237

(a)
Reflects principal maturities only based on stated maturity dates, except for PPL Energy Supply's 5.70% Reset Put Securities (REPS).  See Note 7 to the Financial Statements for a discussion of the remarketing feature related to the REPS, as well as discussion of variable-rate remarketable bonds issued on behalf of PPL Energy Supply.  PPL Energy Supply does not have any significant capital lease obligations.

(b)
Assumes interest payments through stated maturity, except for the REPS, for which interest is reflected to the put date.  The payments herein are subject to change, as payments for debt that is or becomes variable-rate debt have been estimated.

(c)	See Note 11 to the Financial Statements for additional information.
(d)
The payments reflected herein are subject to change, as certain purchase obligations included are estimates based on projected obligated quantities and/or projected pricing under the contracts.  Purchase orders made in the ordinary course of business are excluded from the amounts presented.  The payments also include obligations related to nuclear fuel and the installation of the scrubbers, which are also reflected in the Capital Expenditures table presented above.

At December 31, 2010, total unrecognized tax benefits of $183 million were excluded from this table as PPL Energy Supply cannot reasonably estimate the amount and period of future payments.  See Note 5 to the Financial Statements for additional information.

Distributions to Member

From time to time, as determined by its Board of Managers, PPL Energy Supply makes return of capital distributions to its Member.

Purchase or Redemption of Debt Securities

PPL Energy Supply will continue to evaluate purchasing or redeeming outstanding debt securities and may decide to take action depending upon prevailing market conditions and available cash.

Credit Ratings

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

Moody's

Following PPL's then-announced agreement to acquire LKE, Moody's affirmed its senior unsecured notes credit rating and outlook for PPL Energy Supply in April 2010.

In August 2010, Moody's affirmed all of PPL Energy Supply's ratings.

S&P

Following PPL's then-announced agreement to acquire LKE, S&P took the following actions in April 2010:

•	Revised the outlook of PPL Energy Supply;
•	Revised the outlook of WPDH Limited, WPD (South Wales) and WPD (South West); and
•	Affirmed its credit ratings for PPL Energy Supply, WPDH Limited, WPD (South Wales) and WPD (South West).

S&P stated in its press release that the change to the outlook for PPL Energy Supply considers the greater regulated mix that will result from PPL acquiring LKE, resulting in a pro forma "strong" consolidated business risk profile for PPL.  S&P also stated that the revision in the outlook for WPD is a reflection of the change to PPL's outlook and is not a result of any change in WPD's stand-alone credit profile.

In October 2010, S&P took the following actions:

•	Revised the outlook of PPL Energy Supply;
•	Raised the issuer rating of PPL Energy Supply; and
•	Raised the senior unsecured debt rating of PPL Energy Supply.

In November 2010, S&P affirmed its credit rating and revised the outlook for PPL Montana's Pass Through Certificates due 2020.

Fitch

Following PPL's then-announced agreement to acquire LKE, Fitch affirmed its credit ratings and outlook for PPL Energy Supply in April 2010.

In May 2010, Fitch affirmed its rating and issued an outlook for PPL Montana's Pass Through Certificates due 2020.

In October 2010, Fitch affirmed its credit ratings for and revised the outlook of WPDH Limited, WPD (South Wales) and WPD (South West).

Ratings Triggers

As discussed in Note 7 to the Financial Statements, certain of WPD's senior unsecured notes may be put by the holders back to the issuer for redemption if the long-term credit ratings assigned to the notes by Moody's, S&P or Fitch are withdrawn by any of the rating agencies or reduced to a non-investment grade rating of Ba1 or BB+ in connection with a restructuring event.  A restructuring event includes the loss of, or a material adverse change to, the distribution license under which WPD (South West) and WPD (South Wales) operate.  These notes totaled £1.3 billion (approximately $2.0 billion) at December 31, 2010.

PPL Energy Supply has various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, tolling agreements, and interest rate and foreign currency instruments, which contain provisions requiring PPL Energy Supply to post additional collateral, or permit the counterparty to terminate the contract, if PPL Energy Supply's credit rating were to fall below investment grade.  See Note 19 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral that would have been required for derivative contracts in a net liability position at December 31, 2010.  At December 31, 2010, if PPL Energy Supply's credit rating had been below investment grade, PPL Energy Supply would have been required to prepay or post an additional $347 million of collateral to counterparties for both derivative and non-derivative commodity and commodity-related contracts used in its generation, marketing and trading operations and interest rate and foreign currency contracts.

Guarantees for Subsidiaries

PPL Energy Supply guarantees certain consolidated affiliate financing arrangements that enable certain transactions.  Some of the guarantees contain financial and other covenants that, if not met, would limit or restrict the consolidated affiliates' access to funds under these financing arrangements, require early maturity of such arrangements or limit the consolidated affiliates' ability to enter into certain transactions.  At this time, PPL Energy Supply believes that these covenants will not limit access to relevant funding sources.  See Note 15 to the Financial Statements for additional information about guarantees.

Off-Balance Sheet Arrangements

PPL Energy Supply has entered into certain agreements that may contingently require payment to a guaranteed or indemnified party.  See Note 15 to the Financial Statements for a discussion of these agreements.

Risk Management - Energy Marketing & Trading and Other

Market Risk

See Notes 1, 18, and 19 to the Financial Statements for information about PPL Energy Supply's risk management objectives, valuation techniques and accounting designations.

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

Commodity Price Risk (Non-trading)

PPL Energy Supply segregates its non-trading activities into two categories:  hedge activity and economic activity.  Transactions that are accounted for as hedge activity qualify for hedge accounting treatment.  The economic activity category includes transactions that address a specific risk, but were not eligible for hedge accounting or for which hedge accounting was not elected.  This activity includes the changes in fair value of positions used to hedge a portion of the economic value of PPL Energy Supply's generation assets, full-requirement sales contracts and retail activities.  This economic activity is subject to changes in fair value due to market price volatility of the input and output commodities (e.g., fuel and power).  Although they do not receive hedge accounting treatment, these transactions are considered non-trading activity.  (See Note 19 to the Financial Statements for additional information on hedge and economic activity).  The net fair value of economic positions at December 31, 2010 and 2009 was a net liability of $389 million and $77 million.

To hedge the impact of market price volatility on PPL Energy Supply's energy-related assets, liabilities and other contractual arrangements, PPL Energy Supply sells and purchases physical energy at the wholesale level under FERC market-based tariffs throughout the U.S. and enters into financial exchange-traded and over-the-counter contracts.  PPL Energy Supply's non-trading commodity derivative contracts mature at various times through 2017.

The following table sets forth the net fair value of PPL Energy Supply's non-trading commodity derivative contracts.  See Notes 18 and 19 to the Financial Statements for additional information.

	Gains (Losses)
	2010	2009

Fair value of contracts outstanding at the beginning of the period	$1,280	$402
Contracts realized or otherwise settled during the period	(490)	189
Fair value of new contracts entered into during the period	(5)	143
Changes in fair value attributable to changes in valuation techniques (a)	(23)
Other changes in fair value	196	546
Fair value of contracts outstanding at the end of the period	$958	$1,280

(a)	Amount represents the reduction of valuation reserves related to capacity and FTR contracts upon the adoption of fair value accounting guidance.

The following table segregates the net fair value of PPL Energy Supply's non-trading commodity derivative contracts at December 31, 2010 based on whether the fair value was determined by prices quoted in active markets for identical instruments or other more subjective means.

	Net Asset (Liability)
	Maturity			Maturity
	Less Than	Maturity	Maturity	in Excess	Total Fair
	1 Year	1-3 Years	4-5 Years	of 5 Years	Value
Source of Fair Value
Prices based on significant other observable inputs	$362	$592	$8		$962
Prices based on significant unobservable inputs	3	(29)	(4)	$26	(4)
Fair value of contracts outstanding at the end of the period	$365	$563	$4	$26	$958

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

Commodity Price Risk (Trading)

PPL Energy Supply's trading contracts mature at various times through 2015.  The following table sets forth changes in the net fair value of PPL Energy Supply's trading commodity derivative contracts.  See Notes 18 and 19 to the Financial Statements for additional information.

	Gains (Losses)
	2010	2009

Fair value of contracts outstanding at the beginning of the period	$(6)	$(75)
Contracts realized or otherwise settled during the period	(12)	2
Fair value of new contracts entered into during the period	39	31
Other changes in fair value	(17)	36
Fair value of contracts outstanding at the end of the period	$4	$(6)

PPL Energy Supply will reverse unrealized gains of approximately $2 million over the next three months as the transactions are realized.

The following table segregates the net fair value of PPL Energy Supply's trading commodity derivative contracts at December 31, 2010 based on whether the fair value was determined by prices quoted in active markets for identical instruments or other more subjective means.

	Net Asset (Liability)
	Maturity			Maturity
	Less Than	Maturity	Maturity	in Excess	Total Fair
	1 Year	1-3 Years	4-5 Years	of 5 Years	Value
Source of Fair Value
Prices based on significant other observable inputs	$(1)	$2	$3		$4
Fair value of contracts outstanding at the end of the period	$(1)	$2	$3		$4

VaR Models

PPL Energy Supply utilizes a VaR model to measure commodity price risk in domestic gross energy margins for its non-trading and trading portfolios.  VaR is a statistical model that attempts to estimate the value of potential loss over a given holding period under normal market conditions at a given confidence level.  PPL Energy Supply calculates VaR using a Monte Carlo simulation technique based on a five-day holding period at a 95% confidence level.  Given the company's conservative hedging program, PPL's non-trading VaR exposure is expected to be limited in the short term.  At December 31, 2010 and December 31, 2009, the VaR for PPL Energy Supply's portfolios using end-of-month results for the period was as follows.

	Trading VaR		Non-Trading VaR
	2010	2009	2010	2009
95% Confidence Level, Five-Day Holding Period
Period End	$1	$3	$5	$8
Average for the Period	4	4	7	9
High	9	8	12	11
Low	1	1	4	8
The trading portfolio includes all speculative positions, regardless of the delivery period.  All positions not considered speculative are considered non-trading.  PPL Energy Supply's non-trading portfolio includes PPL Energy Supply's entire portfolio, including generation, with delivery periods through the next 12 months.  Both the trading and non-trading VaR computations exclude FTRs due to the absence of reliable spot and forward markets.  The fair value of the non-trading and trading FTR positions was insignificant at December 31, 2010.

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

At December 31, 2010 and 2009, PPL Energy Supply's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was not significant.

PPL Energy Supply is also exposed to changes in the fair value of its domestic and international debt portfolios.  PPL Energy Supply estimated that a 10% decrease in interest rates at December 31, 2010 would increase the fair value of its debt portfolio by $198 million, compared with $187 million at December 31, 2009.

PPL Energy Supply had the following interest rate hedges outstanding at:

	December 31, 2010			December 31, 2009
			Effect of a			Effect of a
			10% Adverse			10% Adverse
	Exposure	Fair Value,	Movement	Exposure	Fair Value,	Movement
	Hedged	Net - Asset (a)	in Rates (b)	Hedged	Net - Asset (a)	in Rates (b)
Cash flow hedges
Interest rate swaps (c)
Cross-currency swaps (d)	$302	$35	$(18)	$302	$8	$(41)
Fair value hedges
Interest rate swaps (e)

(a)	Includes accrued interest, if applicable.
(b)	Effects of adverse movements decrease assets or increase liabilities, as applicable, which could result in an asset becoming a liability.
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

Foreign Currency Risk

PPL Energy Supply is exposed to foreign currency risk, primarily through investments in U.K. affiliates.  In addition, PPL Energy Supply's domestic operations may make purchases of equipment in currencies other than U.S. dollars.  See Note 1 to the Financial Statements for additional information regarding foreign currency translation.

PPL and PPL Energy Supply have adopted a foreign currency risk management program designed to hedge certain foreign currency exposures, including firm commitments, recognized assets or liabilities, anticipated transactions and net investments.  In addition, PPL Energy Supply enters into financial instruments to protect against foreign currency translation risk of expected earnings.

PPL Energy Supply had the following foreign currency hedges outstanding at:

	December 31, 2010			December 31, 2009
			Effect of a 10%			Effect of a 10%
		Fair Value,	Adverse Movement		Fair Value,	Adverse Movement
	Exposure	Net - Asset	in Foreign Currency	Exposure	Net - Asset	in Foreign Currency
	Hedged	(Liability)	Exchange Rates (a)	Hedged	(Liability)	Exchange Rates (a)

Net investment hedges (b)	£35	$7	$(5)	£40	$13	$(6)
Economic hedges (c)	89	4	(10)	48	2	(4)

(a)	Effects of adverse movements decrease assets or increase liabilities, as applicable, which could result in an asset becoming a liability.
(b)
To protect the value of a portion of PPL Energy Supply's net investment in WPD, PPL executed forward contracts to sell British pounds sterling.  The contracts outstanding at December 31, 2010 were settled in January 2011.

(c)
To economically hedge the translation of expected income denominated in British pounds sterling to U.S. dollars, PPL entered into a combination of average rate forwards and average rate options to sell British pounds sterling.  The forwards and options outstanding at December 31, 2010 have termination dates ranging from January 2011 through December 2011.

NDT Funds - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna nuclear station.  At December 31, 2010, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on PPL Energy Supply's Balance Sheet.  The mix of securities is designed to provide returns sufficient to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs.  However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are exposed to changes in interest rates.  PPL actively monitors the investment performance and periodically reviews asset allocation in accordance with its nuclear decommissioning trust policy statement.  At December 31, 2010, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $45 million reduction in the fair value of the trust assets, compared with $40 million at December 31, 2009.  See Notes 18 and 23 to the Financial Statements for additional information regarding the NDT funds.

Defined Benefit Plans - Securities Price Risk

See "Application of Critical Accounting Policies - Defined Benefits" for additional information regarding the effect of securities price risk on plan assets.

Credit Risk

Credit risk is the risk that PPL Energy Supply would incur a loss as a result of nonperformance by counterparties of their contractual obligations.  PPL Energy Supply maintains credit policies and procedures with respect to counterparty credit (including requirements that counterparties maintain specified credit ratings) and requires other assurances in the form of credit support or collateral in certain circumstances in order to limit counterparty credit risk.  However, PPL Energy Supply has concentrations of suppliers and customers among electric utilities, financial institutions and other energy marketing and trading companies.  These concentrations may impact PPL Energy Supply's overall exposure to credit risk, positively or negatively, as counterparties may be similarly affected by changes in economic, regulatory or other conditions.

PPL Energy Supply includes the effect of credit risk on its fair value measurements to reflect the probability that a counterparty will default when contracts are out of the money (from the counterparty's standpoint).  In this case, PPL Energy Supply would have to sell into a lower-priced market or purchase from a higher-priced market.  When necessary, PPL Energy Supply records an allowance for doubtful accounts to reflect the probability that a counterparty will not pay for deliveries PPL Energy Supply has made but not yet billed, which are reflected in "Unbilled revenues" on the Balance Sheets.  PPL Energy Supply also has established a reserve with respect to certain sales to the California ISO for which PPL Energy Supply has not yet been paid, which is reflected in accounts receivable on the Balance Sheets.  See Note 15 to the Financial Statements for additional information.

See "Overview" in this Item 7 and Notes 16, 18 and 19 to the Financial Statements for additional information on credit concentration and credit risk.

Foreign Currency Translation

At December 31, 2010, the British pound sterling had weakened in relation to the U.S. dollar compared with the prior year end.  Changes in these exchange rates resulted in a foreign currency translation loss of $63 million for 2010, which primarily reflected a $180 million reduction to PP&E offset by a reduction of $117 million to net liabilities.  At December 31, 2009, the British pound sterling had strengthened in relation to the U.S. dollar as compared with the prior year end.  Changes in these exchange rates resulted in a foreign currency translation gain of $106 million for 2009, which primarily reflected a $225 million increase in PP&E offset by an increase of $119 million to net liabilities.  At December 31, 2008, the British pound sterling had weakened in relation to the U.S. dollar compared with the prior year end.  Changes in these exchange rates resulted in a foreign currency translation loss of $520 million for 2008, which primarily reflected a $1.1 billion reduction to PP&E offset by a reduction of $580 million to net liabilities.

Related Party Transactions

PPL Energy Supply is not aware of any material ownership interests or operating responsibility by senior management of PPL Energy Supply in outside partnerships, including leasing transactions with variable interest entities, or other entities doing business with PPL Energy Supply.  See Note 16 to the Financial Statements for additional information on related party transactions.

Acquisitions, Development and Divestitures

Incremental capacity increases of 247 MW are currently planned, primarily at existing generating facilities.  See "Item 2. Properties - Supply Segment" for additional information.

Development projects are continuously reexamined based on market conditions and other factors to determine whether to proceed with the projects, sell, cancel or expand them, execute tolling agreements or pursue other options.

See Notes 8 and 9 to the Financial Statements for additional information on the more significant activities.

Environmental Matters

See "Item 1. Business - Environmental Matters" and Note 15 to the Financial Statements for a discussion of environmental matters.

Competition

See "Item 1. Business - Competition" under the International Regulated and Supply segments and "Item 1A. Risk Factors" for a discussion of competitive factors affecting PPL Energy Supply.

New Accounting Guidance

See Note 1 to the Financial Statements for a discussion of new accounting guidance adopted.

Application of Critical Accounting Policies

Financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies.  The following accounting policies are particularly important to the financial condition or results of operations, and require estimates or other judgments of matters inherently uncertain.  Changes in the estimates or other judgments included within these accounting policies could result in a significant change to the information presented in the Financial Statements (these accounting policies are also discussed in Note 1 to the Financial Statements).  PPL's senior management has reviewed these critical accounting policies, the following disclosures regarding their application and the estimates and assumptions regarding them, with PPL's Audit Committee.

1)      Price Risk Management

See "Price Risk Management" in Note 1 to the Financial Statements as well as "Risk Management - Energy Marketing & Trading and Other" above.

2)      Defined Benefits

PPL Energy Supply subsidiaries sponsor various defined benefit pension and other postretirement plans and participate in and are allocated a significant portion of the liability and net periodic defined benefit costs of plans sponsored by PPL Services based on participation in those plans.  PPL Energy Supply subsidiaries record an asset or liability to recognize the funded status of all defined benefit plans with an offsetting entry to OCI.  Consequently, the funded status of all defined benefit plans is fully recognized on the Balance Sheets.  See Note 13 to the Financial Statements for additional information about the plans and the accounting for defined benefits.

PPL Services and PPL Energy Supply make certain assumptions regarding the valuation of benefit obligations and the performance of plan assets.  When accounting for defined benefits, delayed recognition in earnings of differences between actual results and expected or estimated results is a guiding principle.  Annual net periodic defined benefit costs are recorded in current earnings based on estimated results.  Any differences between actual and estimated results are recorded in OCI.  These amounts in AOCI are amortized to income over future periods.  The delayed recognition allows for a smoothed recognition of costs over the working lives of the employees who benefit under the plans.  The primary assumptions are:

•
Discount Rate - The discount rate is used in calculating the present value of benefits, which is based on projections of benefit payments to be made in the future. The objective in selecting the discount rate is to measure the single amount that, if invested at the measurement date in a portfolio of high-quality debt instruments, would provide the necessary future cash flows to pay the accumulated benefits when due.

•
Expected Return on Plan Assets - Management projects the long-term rates of return on plan assets based on historical performance, future expectations and periodic portfolio rebalancing among the diversified asset classes.  These projected returns reduce the net benefit costs PPL records currently.

•	Rate of Compensation Increase - Management projects employees' annual pay increases, which are used to project employees' pension benefits at retirement.

•	Health Care Cost Trend Rate - Management projects the expected increases in the cost of health care.

In selecting a discount rate for its U.S. defined benefit plans, PPL Services and PPL Energy Supply start with an analysis of the expected benefit payment stream for their plans.  This information is first matched against a spot-rate yield curve.  A portfolio of 604 Aa-graded non-callable (or callable with make-whole provisions) bonds, with a total amount outstanding in excess of $667 billion, serves as the base from which those with the lowest and highest yields are eliminated to develop the ultimate yield curve.  The results of this analysis are considered together with other economic data and movements in various bond indices to determine the discount rate assumption.  At December 31, 2010, PPL Services and PPL Energy Supply decreased the discount rate for their U.S. pension plans from 6.00% to 5.41% and 5.47%, respectively, as a result of this assessment.  PPL Services decreased the discount rate for its other postretirement benefit plans from 5.81% to 5.16% and PPL Energy Supply decreased the discount rate for its other postretirement benefit plans from 5.55% to 4.95%.

A similar process is used to select the discount rate for the U.K. pension plans, which uses an iBoxx British pounds sterling denominated corporate bond index as its base.  At December 31, 2010, the discount rate for the U.K. pension plans was decreased from 5.55% to 5.54% as a result of this assessment.

The expected long-term rates of return for PPL Services and PPL Energy Supply's U.S. defined benefit pension and other postretirement benefit plans have been developed using a best-estimate of expected returns, volatilities and correlations for each asset class.  PPL management corroborates these rates with expected long-term rates of return calculated by its independent actuary, who uses a building block approach that begins with a risk-free rate of return with factors being added such as inflation, duration, credit spreads and equity risk.  Each plan's specific asset allocation is also considered in developing a reasonable return assumption.

At December 31, 2010, PPL Services' expected return on plan assets decreased from 8.00% to 7.25% for its U.S. pension plans and decreased from 7.00% to 6.45% for PPL's other postretirement benefit plans.  The expected long-term rates of return for PPL and PPL Energy Supply's U.K. pension plans have been developed by PPL management with assistance from an independent actuary using a best-estimate of expected returns, volatilities and correlations for each asset class.  For the U.K. plans, PPL and PPL Energy Supply's expected return on plan assets decreased from 7.91% to 7.86% at December 31, 2010.

In selecting a rate of compensation increase, PPL Energy Supply considers past experience in light of movements in inflation rates.  At December 31, 2010, PPL Services and PPL Energy Supply's rate of compensation increase remained at 4.75% for their U.S. plans.  For the U.K. plans, PPL and PPL Energy Supply's rate of compensation increase remained at 4.00% at December 31, 2010.

In selecting health care cost trend rates, PPL Services and PPL Energy Supply consider past performance and forecasts of health care costs.  At December 31, 2010, PPL Services' and PPL Energy Supply's health care cost trend rates were 9.00% for 2011, gradually declining to 5.50% for 2019.

A variance in the assumptions listed above could have a significant impact on accrued defined benefit liabilities or assets, reported annual net periodic defined benefit costs and OCI.  While the charts below reflect either an increase or decrease in each assumption, the inverse of this change would impact the accrued defined benefit liabilities or assets, reported annual net periodic defined benefit costs and OCI by a similar amount in the opposite direction.  The sensitivities below reflect an evaluation of the change based solely on a change in that assumption and does not include income tax effects.

At December 31, 2010, defined benefit plan liabilities were as follows.

Pension liabilities	$619
Other postretirement benefit liabilities	73

The following chart reflects the sensitivities in the December 31, 2010 Balance Sheet associated with a change in certain assumptions based on PPL Services' and PPL Energy Supply's primary defined benefit plans.

	Increase (Decrease)
	Change in	Impact on defined
Actuarial assumption	assumption	benefit liabilities	Impact on OCI

Discount Rate	(0.25)%	$149	$(149)
Rate of Compensation Increase	0.25%	23	(23)
Health Care Cost Trend Rate (a)	1.00%	1	(1)

(a)	Only impacts other postretirement benefits.

In 2010, PPL Energy Supply was allocated and recognized net periodic defined benefit costs charged to operating expense of $52 million.  This amount represents a $29 million increase from 2009.  This increase in expense was primarily attributable to amortization of actuarial losses of the WPD pension plans in the U.K.

The following chart reflects the sensitivities in the 2010 Statement of Income (excluding income tax effects) associated with a change in certain assumptions based on PPL's and PPL Energy Supply's primary defined benefit plans.

Actuarial assumption	Change in assumption	Impact on defined benefit costs

Discount Rate	(0.25)%	$12
Expected Return on Plan Assets	(0.25)%	9
Rate of Compensation Increase	0.25%	4
Health Care Cost Trend Rate (a)	1.00%	1

(a)	Only impacts other postretirement benefits.

3)	Asset Impairment

Impairment analyses are performed for long-lived assets that are subject to depreciation or amortization whenever events or changes in circumstances indicate that a long-lived asset's carrying value may not be recoverable.  For these long-lived assets classified as held and used, such events or changes in circumstances are:

•	a significant decrease in the market price of an asset;
•	a significant adverse change in the manner in which an asset is being used or in its physical condition;
•	a significant adverse change in legal factors or in the business climate;
•	an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of an asset;
•	a current-period operating or cash flow loss combined with a history of losses or a forecast that demonstrates continuing losses; or
•	a current expectation that, more likely than not, an asset will be sold or otherwise disposed of before the end of its previously estimated useful life.

For a long-lived asset classified as held and used, an impairment is recognized when the carrying amount of the asset is not recoverable and exceeds its fair value.  The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If the asset is impaired, an impairment loss is recorded to adjust the asset's carrying value to its estimated fair value.  Management must make significant judgments to estimate future cash flows, including the useful lives of long-lived assets, the fair value of the assets and management's intent to use the assets.  Alternate courses of action are considered to recover the carrying value of a long-lived asset, and estimated cash flows from the "most likely" alternative are used to assess impairment whenever one alternative is clearly the most likely outcome.  If no alternative is clearly the most likely, then a probability-weighted approach is used taking into consideration estimated cash flows from the alternatives.  For assets tested for impairment as of the balance sheet date, the estimates of future cash flows used in that test consider the likelihood of possible outcomes that existed at the balance sheet date, including the assessment of the likelihood of a future sale of the assets.  That assessment is not revised based on events that occur after the balance sheet date.  Changes in assumptions and estimates could result in significantly different results than those identified and recorded in the financial statements.

For a long-lived asset classified as held for sale, an impairment exists when the carrying amount of the asset (disposal group) exceeds its fair value less cost to sell.  If the asset (disposal group) is impaired, an impairment loss is recorded to adjust the carrying amount to its fair value less cost to sell.  A gain is recognized for any subsequent increase in fair value less cost to sell, but not in excess of the cumulative impairment previously recognized.

For determining fair value, quoted market prices in active markets are the best evidence of fair value.  However, when market prices are unavailable, PPL considers all valuation techniques appropriate under the circumstances and for which market participant inputs can be obtained.  Generally discounted cash flows are used to estimate fair value, which incorporates market participant inputs when available.  Discounted cash flows are calculated by estimating future cash flow streams and applying appropriate discount rates to determine the present value of the cash flow streams.

In 2010, impairments of certain long-lived assets were recorded.  See Note 18 to the Financial Statements for a discussion of impairments related to certain sulfur dioxide emission allowances and certain non-core generation facilities.

Goodwill is tested for impairment at the reporting unit level.  Reporting units have been determined to be at or one level below operating segments.  A goodwill impairment test is performed annually or more frequently if events or changes in circumstances indicate that the carrying value of the reporting unit may be greater than the unit's fair value.  Additionally, goodwill is tested for impairment after a portion of goodwill has been allocated to a business to be disposed of.

Goodwill is tested for impairment using a two-step approach.  The first step of the goodwill impairment test compares the estimated fair value of a reporting unit with its carrying amount, including goodwill.  If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired.  If the carrying amount exceeds the estimated fair value of the reporting unit, the second step is performed to measure the amount of impairment loss, if any.

The second step requires a calculation of the implied fair value of goodwill.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill in a business combination.  That is, the estimated fair value of a reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the estimated fair value of the reporting unit was the price paid to acquire the reporting unit.  The excess of the estimated fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  The implied fair value of the reporting unit's goodwill is then compared with the carrying amount of that goodwill.  If the carrying amount exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.  The loss recognized cannot exceed the carrying amount of the reporting unit's goodwill.

In 2010, no goodwill was required to be impaired.  Management used both discounted cash flows and market multiples, which required significant assumptions, to estimate the fair value of each reporting unit.  For the discounted cash flows approach, a decrease in the forecasted cash flows of 10%, or an increase in the discount rate by 25 basis points, would not have resulted in an impairment of goodwill.  For the market multiples approach, which is based on either current or forward trading multiples of comparable companies or precedent transactions, a 10% decrease in the multiples would not have resulted in an impairment of goodwill.

In 2010 and 2009, $5 million and $3 million of goodwill allocated to discontinued operations was written off.

4)      Loss Accruals

Losses are accrued for the estimated impacts of various conditions, situations or circumstances involving uncertain or contingent future outcomes.  For loss contingencies, the loss must be accrued if (1) information is available that indicates it is probable that a loss has been incurred, given the likelihood of the uncertain future events, and (2) the amount of the loss can be reasonably estimated.  Accounting guidance defines "probable" as cases in which "the future event or events are likely to occur."  The accrual of contingencies that might result in gains is not recorded unless recovery is assured.  Potential loss contingencies for environmental remediation, litigation claims, regulatory penalties and other events are continuously assessed.

The accounting aspects of estimated loss accruals include (1) the initial identification and recording of the loss, (2) the determination of triggering events for reducing a recorded loss accrual, and (3) the ongoing assessment as to whether a recorded loss accrual is sufficient.  All three of these aspects require significant judgment by management.  Internal expertise and outside experts (such as lawyers and engineers) are used, as necessary, to help estimate the probability that a loss has been incurred and the amount (or range) of the loss.

In 2010, a significant adjustment to the contingency accrual related to the Montana hydroelectric streambed litigation was recorded.  See Note 15 to the Financial Statements for additional information.

Certain other events have been identified that could give rise to a loss, but that do not meet the conditions for accrual.  Such events are disclosed, but not recorded, when it is "reasonably possible" that a loss has been incurred.  See Note 15 to the Financial Statements for disclosure of other potential loss contingencies that have not met the criteria for accrual.

When an estimated loss is accrued, the triggering events for subsequently reducing the loss accrual are identified, where applicable.  The triggering events generally occur when the contingency has been resolved and the actual loss is paid or written off, or when the risk of loss has diminished or been eliminated.  The following are some of the triggering events that provide for the reduction of certain recorded loss accruals:

•
Allowances for uncollectible accounts are reduced when accounts are written off after prescribed collection procedures have been exhausted, a better estimate of the allowance is determined or underlying amounts are ultimately collected.

•
Environmental and other litigation contingencies are reduced when the contingency is resolved and actual payments are made, a better estimate of the loss is determined or the loss is no longer considered probable.

Loss accruals are reviewed on a regular basis to assure that the recorded potential loss exposures are appropriate.  This involves ongoing communication and analyses with internal and external legal counsel, engineers, operation management and other parties.

5)      Asset Retirement Obligations

PPL Energy Supply is required to recognize a liability for legal obligations associated with the retirement of long-lived assets.  The initial obligation should be measured at its estimated fair value.  A conditional ARO must be recognized when incurred if the fair value of the ARO can be reasonably estimated.  An equivalent amount should be recorded as an increase in the value of the capitalized asset and allocated to expense over the useful life of the asset.  Until the obligation is settled, the liability is increased, through the recognition of accretion expense in the income statement, for changes in the obligation due to the passage of time.  See Note 21 to the Financial Statements for further discussion of AROs.

In determining AROs, management must make significant judgments and estimates to calculate fair value.  Fair value is developed using an expected present value technique based on assumptions of market participants that considers estimated retirement costs in current period dollars that are inflated to the anticipated retirement date and then discounted back to the date the ARO was incurred.  Changes in assumptions and estimates included within the calculations of the fair value of AROs could result in significantly different results than those identified and recorded in the financial statements.  Estimated ARO costs and settlement dates, which affect the carrying value of the ARO and the related capitalized asset, are reviewed periodically to ensure that any material changes are incorporated into the latest estimate of the ARO.  Any change to the capitalized asset, positive or negative, is amortized over the remaining life of the associated long-lived asset.  See Note 21 to the Financial Statements for a discussion of the remeasurement of the ARO for the decommissioning of the Susquehanna nuclear units in the third quarter of 2010, which resulted in a $103 million reduction in the ARO primarily due to a decrease in estimated inflation rates.

At December 31, 2010, AROs totaling $345 million were recorded on the Balance Sheet, of which $13 million is included in "Other current liabilities."  Of the total amount, $270 million, or 78%, relates to the nuclear decommissioning ARO.  The most significant assumptions surrounding AROs are the forecasted retirement costs, the discount rates and the inflation rates.  A variance in any of these inputs could have a significant impact on the ARO liabilities.

The following table reflects the sensitivities related to the nuclear decommissioning ARO liability associated with a change in these assumptions as of December 31, 2010.  There is no significant change to the annual depreciation expense of the ARO asset or the annual accretion expense of the ARO liability as a result of changing the assumptions.  The sensitivities below reflect an evaluation of the change based solely on a change in that assumption.

	Change in Assumption	Impact on ARO Liability

Retirement Cost	10%	$27
Discount Rate	(0.25)%	$25
Inflation Rate	0.25%	$26

6)      Income Taxes

Significant management judgment is required in developing the provision for income taxes, primarily due to the uncertainty related to tax positions taken or expected to be taken in tax returns and the determination of deferred tax assets, liabilities and valuation allowances.

Significant management judgment is required to determine the amount of benefit recognized related to an uncertain tax position.  Tax positions are evaluated following a two-step process.  The first step requires an entity to determine whether, based on the technical merits supporting a particular tax position, it is more likely than not (greater than a 50% chance) that the tax position will be sustained.  This determination assumes that the relevant taxing authority will examine the tax position and is aware of all the relevant facts surrounding the tax position.  The second step requires an entity to recognize in the financial statements the benefit of a tax position that meets the more-likely-than-not recognition criterion.  The benefit recognized is measured at the largest amount of benefit that has a likelihood of realization, upon settlement, that exceeds 50%.  Management considers a number of factors in assessing the benefit to be recognized, including negotiation of a settlement.

On a quarterly basis, uncertain tax positions are reassessed by considering information known at the reporting date.  Based on management's assessment of new information, a tax benefit may subsequently be recognized for a previously unrecognized tax position, a previously recognized tax position may be de-recognized, or the benefit of a previously recognized tax position may be remeasured.  The amounts ultimately paid upon resolution of issues raised by taxing authorities may differ materially from the amounts accrued and may materially impact the financial statements in the future.

At December 31, 2010, it was reasonably possible that during the next 12 months the total amount of unrecognized tax benefits could increase by as much as $1 million or decrease by up to $181 million.  This change could result from subsequent recognition, derecognition and/or changes in the measurement of uncertain tax positions related to the creditability of foreign taxes, the timing and utilization of foreign tax credits and the related impact on alternative minimum tax and other credits, the timing and/or valuation of certain deductions, intercompany transactions and unitary filing groups.  The events that could cause these changes are direct settlements with taxing authorities, litigation, legal or administrative guidance by relevant taxing authorities and the lapse of an applicable statute of limitation.

The balance sheet classification of unrecognized tax benefits and the need for valuation allowances to reduce deferred tax assets also require significant management judgment.  Unrecognized tax benefits are classified as current to the extent management expects to settle an uncertain tax position by payment or receipt of cash within one year of the reporting date.  Valuation allowances are initially recorded and reevaluated each reporting period by assessing the likelihood of the ultimate realization of a deferred tax asset.  Management considers a number of factors in assessing the realization of a deferred tax asset, including the reversal of temporary differences, future taxable income and ongoing prudent and feasible tax planning strategies.  Any tax planning strategy utilized in this assessment must meet the recognition and measurement criteria utilized to account for an uncertain tax position.  Management also considers the uncertainty posed by political risk (e.g. the potential for legislative extension of generation rate caps) and the effect of this uncertainty on the various factors that management takes into account in evaluating the need for valuation allowances.  The amount of deferred tax assets ultimately realized may differ materially from the estimates utilized in the computation of valuation allowances and may materially impact the financial statements in the future.  See Note 5 to the Financial Statements for income tax disclosures, including the release of $52 million of valuation allowances associated with state net operating loss carryforwards in 2010.

Other Information

PPL's Audit Committee has approved the independent auditor to provide audit and audit-related services and other services permitted by Sarbanes-Oxley and SEC rules.  The audit and audit-related services include services in connection with statutory and regulatory filings, reviews of offering documents and registration statements, and internal control reviews. See "Item 14. Principal Accounting Fees and Services" for more information.

PPL ELECTRIC UTILITIES CORPORATION AND SUBSIDIARIES

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The information provided in this Item 7 should be read in conjunction with PPL Electric's Consolidated Financial Statements and the accompanying Notes.  Terms and abbreviations are explained in the glossary.  Dollars are in millions unless otherwise noted.

PPL Electric is an electricity delivery service provider in eastern and central Pennsylvania with headquarters in Allentown, Pennsylvania.  Refer to "Item 1. Business - Background" for a description of its business.  PPL Electric's strategy and principal challenge is to own and operate its electricity delivery business at the most efficient cost while maintaining high quality customer service and reliability.  Because PPL Electric's electricity delivery business is rate-regulated, it is subject to regulatory risk with respect to costs that may be recovered and investment returns that may be collected through customer rates.

To manage financing costs and access to credit markets, a key objective for PPL Electric's business is to maintain a strong credit profile.  PPL Electric continually focuses on maintaining an appropriate capital structure and liquidity position.  See "Item 1A. Risk Factors" for more information concerning these and other material risks PPL Electric faces in its business.

"Management's Discussion and Analysis of Financial Condition and Results of Operations" provides information concerning PPL Electric's performance in implementing the strategies and managing the risks and challenges mentioned above.  Specifically:

•	"Results of Operations" provides an overview of PPL Electric's operating results in 2010, 2009 and 2008, including a review of earnings. It also provides a brief outlook for 2011.

•
"Financial Condition - Liquidity and Capital Resources" provides an analysis of PPL Electric's liquidity position and credit profile, including its sources of cash (including bank credit facilities and sources of operating cash flow) and uses of cash (including contractual obligations and capital expenditure requirements) and the key risks and uncertainties that impact PPL Electric's past and future liquidity position and financial condition.  This subsection also includes rating agency actions on PPL Electric's credit ratings.

•	"Financial Condition - Risk Management" provides an explanation of PPL Electric's risk management programs relating to market risk and credit risk.

•
"Application of Critical Accounting Policies" provides an overview of the accounting policies that are particularly important to the results of operations and financial condition of PPL Electric and that require its management to make significant estimates, assumptions and other judgments.

See "Item 1. Business - Background - Segment Information - Pennsylvania Regulated Segment" for a discussion of PPL Electric's PLR obligations, PPL Electric's agreement to provide electricity as a PLR at "capped" rates through the end of 2009, and plans for default electricity supply procurement after 2009.

When comparing 2010 with 2009, certain line items on PPL Electric's financial statements were impacted by the Customer Choice Act, Act 129 and other related issues.  The expiration of generation rate caps, the resulting competitive solicitations for power supply, the migration of customers to alternative suppliers, the Customer Choice Act and Act 129 had minimal impact on Pennsylvania gross delivery margins, as approved recovery mechanisms allow for cost recovery of associated expenses, including the cost of energy provided as a PLR.  However, PPL Electric's 2010 Pennsylvania gross delivery margins were negatively impacted by the expiration of CTC recovery in December 2009.  PPL Electric continues to remain the delivery provider for all customers in its service territory and charge a regulated rate for the service of delivering electricity.

See "Statement of Income Analysis - Pennsylvania Gross Delivery Margins" for additional information.

Results of Operations

Earnings

	2010	2009	2008
Net Income Available to PPL Corporation	$115	$124	$158

The after-tax changes in Net Income Available to PPL Corporation between these periods were due to the following factors, including several special items that management considers significant.  Details of these special items are provided below.

	2010 vs. 2009	2009 vs. 2008

Pennsylvania gross delivery margins	$2	$(18)
Other operation and maintenance	(29)	3
Interest expense	11	(12)
Income taxes and other	(2)	2
Special items	9	(9)
	$(9)	$(34)

•	See "Pennsylvania Gross Delivery Margins by Component" in the "Statement of Income Analysis" section for an explanation of margins generated by the regulated electric delivery operations.

•	Other operation and maintenance increased in 2010 compared with 2009, primarily due to higher payroll-related costs and higher contractor costs related to vegetation management.

•
Interest expense decreased in 2010 compared with 2009, primarily due to lower average debt balances in 2010 compared with 2009 and the interest related to the over-recovery of recoverable transition costs.

Interest expense increased in 2009 compared with 2008, primarily due to $400 million of debt issuances in October 2008 that prefunded a portion of August 2009 debt maturities.

The following after-tax amounts, which management considers special items, also impacted earnings.

2009

Asset impairments	$(1)
Workforce reduction (Note 13)	(5)
Other:
Change in tax accounting method related to repairs (Note 5)	(3)
Total	$(9)

2011 Outlook

Excluding special items, higher earnings are projected in 2011 compared with 2010, due to higher distribution revenues resulting from an approved distribution base rate increase effective January 1, 2011.

Earnings beyond 2010 are subject to various risks and uncertainties.  See "Forward-Looking Information," "Item 1. Business," "Item 1A. Risk Factors," the rest of this Item 7 and Note 15 to the Financial Statements for a discussion of the risks, uncertainties and factors that may impact future earnings.  See "Item 1. Business - Segment Information - Pennsylvania Regulated Segment" for additional information on the 2010 rate case.

Statement of Income Analysis --

Pennsylvania Gross Delivery Margins

Non-GAAP Financial Measure

The following discussion includes financial information prepared in accordance with GAAP, as well as a non-GAAP financial measure, "Pennsylvania Gross Delivery Margins."  "Pennsylvania Gross Delivery Margins" is a single financial performance measure of PPL Electric's Pennsylvania regulated electric delivery operations, which includes transmission and distribution activities, including PLR supply.  In calculating this measure, Pennsylvania regulated utility revenues and expenses associated with approved recovery mechanisms, including energy provided as a PLR, are offset.  These mechanisms allow for full cost recovery of certain expenses; therefore, certain expenses and revenues offset with minimal impact on earnings.  As a result, this measure represents the net revenues from PPL Electric's Pennsylvania regulated electric delivery operations.  This performance measure is used, in conjunction with other information, internally by senior management and PPL's Board of Directors to manage its Pennsylvania regulated electric delivery operations.  PPL Electric believes that "Pennsylvania Gross Delivery Margins" provides another criterion to make investment decisions.

This measure is not intended to replace "Operating Income," which is determined in accordance with GAAP, as an indicator of overall operating performance.  Other companies may use different measures to analyze and to report on the results of their operations.  The following table reconciles "Operating Income" to "Pennsylvania Gross Delivery Margins" as defined by PPL Electric.

	2010	2009	2008

Operating Income (a)	$284	$329	$375
Adjustments:
Other operation and maintenance (a)	502	417	410
Depreciation (a)	136	128	131
Taxes, other than income (a)	138	194	203
Expense adjustments (b)	(205)	(216)	(236)
Pennsylvania gross delivery margins	$855	$852	$883

(a)	As reported on the Statements of Income.
(b)	The components of these adjustments are detailed in the table below.

The following table provides the income statement line items and other adjustments that comprise Pennsylvania gross delivery margins.

	2010	2009	Change	2009	2008	Change
Revenue
Retail electric (a)	$2,448	$3,218	$(770)	$3,218	$3,290	$(72)
Wholesale electric to affiliate (a)	7	74	(67)	74	111	(37)
	2,455	3,292	(837)	3,292	3,401	(109)
Expense
Energy purchases (a)	1,075	114	961	114	163	(49)
Energy purchases from affiliate (a)	320	1,806	(1,486)	1,806	1,826	(20)
Amortization of recoverable transition costs (a)		304	(304)	304	293	11
Expense adjustments (b)
Include gross receipts tax (c)	129	186	(57)	186	198	(12)
Include Act 129 (d)	54		54
Other	22	30	(8)	30	38	(8)
Total expense adjustments	205	216	(11)	216	236	(20)
	1,600	2,440	(840)	2,440	2,518	(78)
Pennsylvania gross delivery margins	$855	$852	$3	$852	$883	$(31)

(a)	As reported on the Statements of Income.
(b)	To include/exclude the impact of any revenues and expenses consistent with the way management reviews Pennsylvania gross delivery margins internally.
(c)	Included in "Taxes, other than income" on the Statements of Income.
(d)	Included in "Other operation and maintenance" on the Statement of Income.

Pennsylvania Gross Delivery Margins by Component

Pennsylvania gross delivery margins are generated through domestic regulated electric distribution activities, including PLR supply, and transmission activities.

	2010	2009	Change	2009	2008	Change
Distribution	$679	$702	$(23)	$702	$731	$(29)
Transmission	176	150	26	150	152	(2)
Pennsylvania gross delivery margins	$855	$852	$3	$852	$883	$(31)

Distribution

The decrease in 2010 compared with 2009 was primarily due to margins realized in 2009 related to the collection of CTC, which ended in December 2009, partially offset by favorable recovery mechanisms for certain energy related costs.

The decrease in 2009 compared with 2008 was primarily due to lower CTC/ITC margins in 2009, ITC collections ended in 2008.  Lower margins were also attributable to unfavorable economic conditions, including industrial customers scaling back on production.  In addition, weather had an unfavorable impact on sales volumes, offset by favorable price increases.

Transmission

The increase in 2010 compared with 2009 was primarily due to increased investment in rate base, an increase in the cost of capital due to an increase in equity and the recovery of additional costs through FERC formula-based rates.

Other Operation and Maintenance

The changes in other operation and maintenance expenses were due to:

	2010 vs. 2009	2009 vs. 2008

Act 129 costs incurred (a)	$54
Vegetation management costs (b)	13	$(5)
Payroll-related costs	13	3
Contractor-related expenses	7	(2)
Allocation of certain corporate support group costs	6
PUC-reportable storm costs, net of insurance recovery	5	(8)
Uncollectible accounts	3	7
Customer education programs	3	(2)
Ancillary charges (c)	(11)	1
Workforce reduction (Note 13)	(9)	9
Employee benefits	(4)	5
Other	5	(1)
Total	$85	$7

(a)
Relates to costs associated with a PUC-approved energy efficiency and conservation plan.  These costs are recovered in customer rates.  See "Regulatory Issues - Pennsylvania Activities" in Note 15 to the Financial Statements for additional information on this plan.  These costs are included in "Pennsylvania Gross Delivery Margins" above.

(b)
In 2010, PPL Electric increased its vegetation management around its 230- and 500-kV major transmission lines in response to federal reliability requirements for transmission vegetation management.  See "Regulatory Issues - Energy Policy Act of 2005 - Reliability Standards" in Note 15 to the Financial Statements for additional information.

(c)
Prior to 2010, these charges were assessed to load serving entities (LSE), and PPL Electric was considered the LSE.  In 2010, PPL Electric was not billed directly for these charges.  The individual PLR generation suppliers incurred these costs and billed PPL Electric as part of the bundled price of PLR supply.  Such costs are reflected in energy purchases.

Taxes, Other Than Income

Taxes, other than income decreased by $56 million in 2010 compared with 2009.  The decrease was primarily due to lower Pennsylvania gross receipts tax expense due to a decrease in electricity revenue as customers chose alternate suppliers in 2010.

Taxes, other than income decreased by $9 million in 2009 compared with 2008.  The decrease was primarily due to a $12 million decrease in Pennsylvania gross receipts tax expense, which reflects a decrease in the tax rate in 2009.

Depreciation

Depreciation increased by $8 million in 2010 compared with 2009, primarily due to PP&E additions.

Other Income (Expense) - net

See Note 17 to the Financial Statements for details.

Interest Income from Affiliate

Interest income from affiliate decreased by $5 million in 2009 compared with 2008.  This decrease was the result of a reduced average balance outstanding on a note receivable from an affiliate and a lower average rate on this note due to a floating interest rate.

Financing Costs

The changes in financing costs, which includes "Interest Expense", "Interest Expense with Affiliate" and "Distributions on Preferred Securities," were due to:

	2010 vs. 2009	2009 vs. 2008

Long-term debt interest expense (a)	$(16)	$24
Repayment of transition bonds		(13)
Interest on PLR contract collateral (Note 16)	(2)	(8)
Distributions on preferred securities	2
Recoverable transition costs	(3)	3
Other	2	1
Total	$(17)	$7

(a)
The decrease in 2010 compared with 2009 was primarily due to long-term debt retirements in the third quarter of 2009.  The increase in 2009 compared with 2008 was primarily due to $400 million of debt issuances in October 2008 that prefunded a portion of August 2009 debt maturities.

Income Taxes

The changes in income taxes were due to:

	2010 vs. 2009	2009 vs. 2008

Lower pre-tax book income	$(13)	$(19)
Federal and state tax reserve adjustments	(5)	(2)
Federal and state tax return adjustments	(5)	(2)
Other	1
	$(22)	$(23)

See Note 5 to the Financial Statements for additional information on income taxes.

Financial Condition

Liquidity and Capital Resources

PPL Electric continues to focus on maintaining a strong credit profile and liquidity position.  PPL Electric expects to continue to have adequate liquidity available through operating cash flows, cash and cash equivalents and its credit facilities.  Additionally, PPL Electric currently plans to access debt capital markets in 2011, subject to market conditions.

PPL Electric's cash flows from operations and access to cost-effective bank and capital markets are subject to risks and uncertainties including, but not limited to:

•	unusual or extreme weather that may damage PPL Electric's transmission and distribution facilities or affect energy sales to customers;
•	the ability to recover and the timeliness and adequacy of recovery of costs associated with regulated utility businesses;
•	any adverse outcome of legal proceedings and investigations with respect to PPL Electric's current and past business activities;
•	deterioration in the financial markets that could make obtaining new sources of bank and capital markets funding more difficult and more costly; and
•	a downgrade in PPL Electric's credit ratings that could adversely affect its ability to access capital and increase the cost of credit facilities and any new debt.

See "Item 1A. Risk Factors" for further discussion of risks and uncertainties affecting PPL Electric's cash flows.

At December 31, PPL Electric had the following:

	2010	2009	2008

Cash and cash equivalents	$204	$485	$483
Short-term debt			$95

The changes in PPL Electric's cash and cash equivalents position resulted from:

	2010	2009	2008

Net cash provided by operating activities	$212	$294	$648
Net cash provided by (used in) investing activities	(403)	6	(226)
Net cash provided by (used in) financing activities	(90)	(298)	28
Net Increase (Decrease) in Cash and Cash Equivalents	$(281)	$2	$450

Operating Activities

Net cash provided by operating activities decreased by 28%, or $82 million, in 2010 compared with 2009.  The expiration of the generation rate caps at the end of 2009 had little impact on net income, while increased transmission revenue was almost completely offset by decreased distribution revenue.  However, higher tree trimming and payroll costs and additional defined benefit plan contributions were the primary drivers to the decrease in cash provided by operating activities.  Also impacting the 2010 operating cash flows was the elimination of the CTC charge of approximately $300 million that was received in 2009.  This amount offsets the benefit of not paying the $300 million in cash collateral to PPL Energy Supply, as discussed below.

Net cash provided by operating activities decreased by 55%, or $354 million, in 2009 compared with 2008, primarily as a result of the repayment by PPL Electric of $300 million in cash collateral related to the long-term PLR energy supply agreements with PPL Energy Supply, which expired at the end of 2009.  The decrease also reflects the impact of lower delivery revenues and higher payments of interest and income taxes.

PPL Electric expects an increase in cash flows from operations in the near-term from its $77.5 million, or 1.6%, rate increase that became effective on January 1, 2011.

Investing Activities

The primary use of cash in investing activities is capital expenditures.  See "Forecasted Uses of Cash" for detail regarding capital expenditures in 2010 and projected expenditures for the years 2011 through 2015.

Net cash used in investing activities was $403 million in 2010 compared with cash provided by investing activities of $6 million in 2009.  The change from 2009 to 2010 primarily reflects an increase of $113 million in capital expenditures in 2010 and the receipt of $300 million from an affiliate as repayment of a demand loan in 2009.

Net cash provided by investing activities was $6 million in 2009 compared with cash used in investing activities of $226 million in 2008.  The change from 2008 to 2009 primarily reflects the receipt of $300 million from an affiliate as repayment of a demand loan.

Financing Activities

Net cash used in financing activities was $90 million in 2010 compared with $298 million in 2009.  The change from 2009 to 2010 primarily reflects no debt activity, decreased contributions from and common stock dividends paid to PPL, and the redemption of preferred stock in 2010.  PPL Electric had net debt retirements of $392 million in 2009 compared with no activity in 2010, received $345 million less of contributions from PPL in 2010 compared to 2009, paid $203 million less of common stock dividends to PPL in 2010 compared to 2009, and paid $54 million to redeem preferred stock in 2010.

Net cash used in financing activities was $298 million in 2009 compared with net cash provided by financing activities of $28 million in 2008.  The change from 2008 to 2009 primarily reflects less issuances and increased retirements of long-term debt, contributions received from PPL, increased common stock dividends to PPL and the repayment of short-term borrowings in 2009.  PPL Electric had net debt retirements of $392 million in 2009 compared with net debt issuances of $148 million in 2008, received $400 million of contributions from PPL in 2009 and paid $176 million more of common stock dividends to PPL in 2009 compared to 2008.

See "Forecasted Sources of Cash" for a discussion of PPL Electric's plans to issue debt and equity securities, as well as a discussion of credit facility capacity available to PPL Electric.  Also see "Forecasted Uses of Cash" for a discussion of PPL Electric's plans to pay dividends on its common and preferred securities, as well as maturities of PPL Electric's long-term debt.

Forecasted Sources of Cash

PPL Electric expects to continue to have significant sources of cash available in the near term, including various credit facilities and a commercial paper program.  PPL Electric currently plans to issue up to $250 million in long-term debt securities in 2011, subject to market conditions.

Credit Facilities

At December 31, 2010, PPL Electric's total committed borrowing capacity under its credit facilities and the use of this borrowing capacity were:

			Letters of
	Committed		Credit	Unused
	Capacity	Borrowed	Issued (a)	Capacity

Syndicated Credit Facility (b)	$200		$13	$187
Asset-backed Credit Facility (c)	150		n/a	150
Total PPL Electric Credit Facilities (d)	$350		$13	$337

(a)	PPL Electric has a reimbursement obligation to the extent any letters of credit are drawn upon.
(b)
Borrowings under PPL Electric's syndicated credit facility generally bear interest at LIBOR-based rates plus a spread, depending upon the company's senior secured long-term debt rating.  PPL Electric also has the capability to request the lenders to issue up to $200 million of letters of credit under this facility, which issuances reduce available borrowing capacity.  Subject to certain conditions, PPL Electric may request that the facility's capacity be increased by up to $100 million.

This syndicated credit facility contains a financial covenant requiring debt to total capitalization not to exceed 70%.  At December 31, 2010, PPL Electric's consolidated debt to total capitalization percentages, as calculated in accordance with its credit facility, was 43%.  The syndicated credit facility also contains standard representations and warranties that must be made for PPL Electric to borrow under it.

The commitments under the credit facility are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than 6% of the total committed capacity.
(c)
This credit facility relates to an asset-backed commercial paper program through which PPL Electric obtains financing by selling and contributing its eligible accounts receivable and unbilled revenues to a special purpose, wholly owned subsidiary on an ongoing basis.  The subsidiary pledges these assets to secure loans of up to an aggregate of $150 million from a commercial paper conduit sponsored by a financial institution.  At December 31, 2010, based on accounts receivable and unbilled revenue pledged, $150 million was available for borrowing.

(d)
The committed capacity expires as follows:  $150 million in 2011 and $200 million in 2014.  PPL Electric intends to renew its existing $150 million asset-backed credit facility in 2011 in order to maintain its current total committed capacity level.

In addition to the financial covenant noted in the table above, the credit agreements governing the credit facilities contain various other covenants.  Failure to comply with the covenants after applicable grace periods could result in acceleration of repayment of borrowings and/or termination of the agreements.  PPL Electric monitors compliance with the covenants on a regular basis.  At December 31, 2010, PPL Electric was in material compliance with these covenants.  At this time, PPL Electric believes that these covenants and other borrowing conditions will not limit access to these funding sources.

See Note 7 to the Financial Statements for further discussion of PPL Electric's credit facilities.

Commercial Paper

PPL Electric maintains a commercial paper program for up to $200 million to provide an additional financing source to fund its short-term liquidity needs, if and when necessary.  Commercial paper issuances are currently supported by PPL Electric's $200 million syndicated credit facility, which expires in December 2014, based on available capacity.

PPL Electric did not issue any commercial paper during 2010.  Based on its current cash position and anticipated cash flows, PPL Electric currently does not plan to issue any commercial paper during 2011, but it may do so from time to time, subject to market conditions, to facilitate short-term cash flow needs.

Contributions from PPL

From time to time PPL may make capital contributions to PPL Electric.  PPL Electric may use these contributions for general corporate purposes.

Long-Term Debt and Equity Securities

Subject to market conditions, PPL Electric currently plans to issue up to $250 million in long-term debt securities in 2011. PPL Electric expects to use the proceeds from the issuance of long-term debt securities primarily to fund capital expenditures and for general corporate purposes.

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

Forecasted Uses of Cash

In addition to expenditures required for normal operating activities, such as purchased power, payroll, and taxes, PPL Electric currently expects to incur future cash outflows for capital expenditures, various contractual obligations, payment of dividends on its common and preferred securities and possibly the purchase or redemption of a portion of its debt securities.

Capital Expenditures

The table below shows PPL Electric's actual spending for the year 2010 and current capital expenditure projections for the years 2011 through 2015.

	Actual	Projected
	2010	2011	2012	2013	2014	2015
Construction expenditures (a) (b)
Transmission and distribution facilities	$368	$401	$576	$841	$795	$641
Other	43	51	53	27	26	26
Total Capital Expenditures	$411	$452	$629	$868	$821	$667

(a)	Construction expenditures include AFUDC, which is expected to be approximately $79 million for the years 2011 through 2015.
(b)	Includes expenditures for intangible assets.

PPL Electric's capital expenditure projections for the years 2011 through 2015 total approximately $3.4 billion.  Capital expenditure plans are revised periodically to reflect changes in operational, market and regulatory conditions.  The table includes projected costs for the asset optimization program focused on the replacement of aging transmission and distribution assets, and the PJM-approved regional transmission line expansion project.  See Note 8 to the Financial Statements for additional information.

PPL Electric plans to fund its capital expenditures in 2011 with cash on hand, cash from operations and proceeds from the issuance of debt securities.

Contractual Obligations

PPL Electric has assumed various financial obligations and commitments in the ordinary course of conducting its business.  At December 31, 2010, the estimated contractual cash obligations of PPL Electric were:

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term Debt (a)	$1,474		$400	$110	$964
Interest on Long-term Debt (b)	1,369	$88	177	119	985
Purchase Obligations (c)	1,480	937	383	160
Total Contractual Cash
Obligations	$4,323	$1,025	$960	$389	$1,949

(a)	Reflects principal maturities only based on stated maturity dates. PPL Electric does not have any capital or operating lease obligations.
(b)	Assumes interest payments through stated maturity.
(c)
The payments reflected herein are subject to change, as the purchase obligation reflected is an estimate based on projected obligated quantities and projected pricing under the contract.  Purchase orders made in the ordinary course of business are excluded from the amounts presented.

At December 31, 2010, total unrecognized tax benefits of $62 million were excluded from this table as PPL Electric cannot reasonably estimate the amount and period of future payments.  See Note 5 to the Financial Statements for additional information.

Dividends

From time to time, as determined by its Board of Directors, PPL Electric pays dividends on its common stock to its parent, PPL.

As discussed in Note 7 to the Financial Statements, PPL Electric may not pay dividends on its common stock, except in certain circumstances, unless full dividends have been paid on the 6.25% Series Preference Stock for the then-current dividend period.  PPL Electric does not, at this time, expect that such limitation would significantly impact its ability to declare dividends.

PPL Electric expects to continue to pay quarterly dividends on its outstanding preferred securities, if and as declared by its Board of Directors.

Purchase or Redemption of Debt Securities

PPL Electric will continue to evaluate purchasing or redeeming outstanding debt securities and may decide to take action depending upon prevailing market conditions and available cash.

Credit Ratings

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

Moody's stated in its press release that the revision in the rating for PPL Electric, while reflective of PPL's then-announced agreement to acquire LKE, is driven more by weakening financial metrics and the outlooks that had been in place for PPL and PPL Electric for the past year.

S&P

In April 2010, S&P affirmed its credit rating for PPL Electric following PPL's then-announced agreement to acquire LKE.

In October 2010, S&P affirmed its credit ratings for PPL Electric and revised the outlook on PPL Electric.

Fitch

In January 2010, as a result of implementing its revised guidelines for rating preferred stock and hybrid securities, Fitch lowered the ratings of PPL Electric's preferred stock and preference stock.  Fitch stated in its press release that the new guidelines, which apply to instruments issued by companies in all sectors, typically resulted in downgrades of one notch for many instruments that provide for the ability to defer interest or dividend payments.  Fitch stated that it has no reason to believe that such deferral will be activated.

In April 2010, Fitch affirmed its credit ratings and outlook for PPL Electric following PPL's then-announced agreement to acquire LKE.

Off-Balance Sheet Arrangements

PPL Electric has entered into certain agreements that may contingently require payment to a guaranteed or indemnified party.  See Note 15 to the Financial Statements for a discussion of these agreements.

Risk Management

Market Risk

Commodity Price and Volumetric Risk - PLR Contracts

PPL Electric is exposed to market price and volumetric risks from its obligation as PLR.  The PUC has approved a cost recovery mechanism that allows PPL Electric to pass through to customers the cost associated with fulfilling its PLR obligation.  This cost recovery mechanism substantially eliminates PPL Electric's exposure to market price risk.  PPL Electric also mitigates its exposure to volumetric risk by entering into full requirement energy supply contracts for its customers.  These supply contracts transfer the volumetric risk associated with the PLR obligation to the energy suppliers.

Interest Rate Risk

PPL Electric has issued debt to finance its operations, which exposes it to interest rate risk.  PPL Electric had no potential annual exposure to increased interest expense, based on a 10% increase in interest rates, at December 31, 2010.  Such amount was not significant at December 31, 2009.  PPL Electric estimated that a 10% decrease in interest rates at December 31, 2010 would increase the fair value of its debt portfolio by $66 million, compared with $69 million at December 31, 2009.

Credit Risk

Credit risk is the risk that PPL Electric would incur a loss as a result of nonperformance by counterparties of their contractual obligations.  PPL Electric requires that counterparties maintain specified credit ratings and requires other assurances in the form of credit support or collateral in certain circumstances in order to limit counterparty credit risk.  However, PPL Electric has concentrations of suppliers, financial institutions and customers.  These concentrations may impact PPL Electric's overall exposure to credit risk, positively or negatively, as counterparties may be similarly affected by changes in economic, regulatory or other conditions.

In 2007, the PUC approved PPL Electric's post-rate cap plan to procure default electricity supply for retail customers who do not choose an alternative competitive supplier in 2010.  Pursuant to this plan, PPL Electric had contracted for all of the electric supply for customers who elected this service in 2010.

In June 2009, the PUC approved PPL Electric's procurement plan for the period January 2011 through May 2013.  Through 2010, PPL Electric has conducted six of its 14 planned competitive solicitations.

Under the standard Supply Master Agreement (the Agreement) for the competitive solicitation process, PPL Electric requires all suppliers to post collateral if their credit exposure exceeds an established credit limit.  In the event a supplier defaults on its obligation, PPL Electric would be required to seek replacement power in the market.  All incremental costs incurred by PPL Electric would be recoverable from customers in future rates.  At December 31, 2010, all of the successful bidders under all of the solicitations had an investment grade credit rating from S&P, and were not required to post collateral under the Agreement.  There is no instance under the Agreement in which PPL Electric is required to post collateral to its suppliers.

See "Overview" in this Item 7 and Notes 15, 16, 18 and 19 to the Financial Statements for additional information on the competitive solicitations, the Agreement, credit concentration and credit risk.

Related Party Transactions

PPL Electric is not aware of any material ownership interests or operating responsibility by senior management of PPL Electric in outside partnerships, including leasing transactions with variable interest entities, or other entities doing business with PPL Electric.  See Note 16 to the Financial Statements for additional information on related party transactions.

Environmental Matters

See "Item 1. Business - Environmental Matters" and Note 15 to the Financial Statements for a discussion of environmental matters.

Competition

See "Item 1. Business - Segment Information - Pennsylvania Regulated Segment - Competition" for a discussion of competitive factors affecting PPL Electric.

New Accounting Guidance

See Note 1 to the Financial Statements for a discussion of new accounting guidance adopted.

Application of Critical Accounting Policies

Financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies.  The following accounting policies are particularly important to the financial condition or results of operations, and require estimates or other judgments of matters inherently uncertain.  Changes in the estimates or other judgments included within these accounting policies could result in a significant change to the information presented in the Financial Statements (these accounting policies are also discussed in Note 1 to the Financial Statements).  PPL's senior management has reviewed these critical accounting policies, the following disclosures regarding their application and the estimates and assumptions regarding them, with PPL's Audit Committee.

1)      Defined Benefits

PPL Electric participates in and is allocated a significant portion of the liability and net periodic defined benefit pension and other postretirement costs of plans sponsored by PPL Services based on participation in those plans.  PPL Electric records an asset or liability to recognize the funded status of all defined benefit plans with an offsetting entry to regulatory assets.  Consequently, the funded status of all defined benefit plans is fully recognized on the Balance Sheets.  See Note 13 to the Financial Statements for additional information about the plans and the accounting for defined benefits.

PPL Services makes certain assumptions regarding the valuation of benefit obligations and the performance of plan assets.  When accounting for defined benefits, delayed recognition in earnings of differences between actual results and expected or estimated results is a guiding principle.  Annual net periodic defined benefit costs are recorded in current earnings based on estimated results.  Any differences between actual and estimated results are recorded in regulatory assets.  The amount in regulatory assets is amortized to income over future periods.  The delayed recognition allows for a smoothed recognition of costs over the working lives of the employees who benefit under the plans.  The primary assumptions are:

•
Discount Rate - The discount rate is used in calculating the present value of benefits, which is based on projections of benefit payments to be made in the future. The objective in selecting the discount rate is to measure the single amount that, if invested at the measurement date in a portfolio of high-quality debt instruments, would provide the necessary future cash flows to pay the accumulated benefits when due.

•
Expected Return on Plan Assets - Management projects the long-term rates of return on plan assets based on historical performance, future expectations and periodic portfolio rebalancing among the diversified asset classes.  These projected returns reduce the net benefit costs PPL records currently.

•	Rate of Compensation Increase - Management projects employees' annual pay increases, which are used to project employees' pension benefits at retirement.

•	Health Care Cost Trend Rate - Management projects the expected increases in the cost of health care.

In selecting a discount rate for its U.S. defined benefit plans, PPL Services starts with an analysis of the expected benefit payment stream for its plans.  This information is first matched against a spot-rate yield curve.  A portfolio of 604 Aa-graded non-callable (or callable with make-whole provisions) bonds, with a total amount outstanding in excess of $667 billion, serves as the base from which those with the lowest and highest yields are eliminated to develop the ultimate yield curve.  The results of this analysis are considered together with other economic data and movements in various bond indices to determine the discount rate assumption.  At December 31, 2010, PPL Services decreased the discount rate for its U.S. pension plans from 6.00% to 5.41% as a result of this assessment and decreased the discount rate for its other postretirement benefit plans from 5.81% to 5.16%.

The expected long-term rates of return for PPL Services' U.S. defined benefit pension and other postretirement benefits have been developed using a best-estimate of expected returns, volatilities and correlations for each asset class.  PPL management corroborates these rates with expected long-term rates of return calculated by its independent actuary, who uses a building block approach that begins with a risk-free rate of return with factors being added such as inflation, duration, credit spreads and equity risk.  Each plan's specific asset allocation is also considered in developing a reasonable return assumption.  At December 31, 2010, PPL Services' expected return on plan assets decreased from 8.00% to 7.25% for its U.S. pension plan and decreased from 7.00% to 6.45% for its other postretirement benefit plan.

In selecting a rate of compensation increase, PPL Services considers past experience in light of movements in inflation rates.  At December 31, 2010, PPL Services' rate of compensation increase remained at 4.75% for its U.S. plan.

In selecting health care cost trend rates for PPL Services' other postretirement benefit plans, PPL Services considers past performance and forecasts of health care costs.  At December 31, 2010, PPL Services' health care cost trend rates were 9.00% for 2011, gradually declining to 5.50% for 2019.

A variance in the assumptions listed above could have a significant impact on the accrued defined benefit liabilities or assets, reported annual net periodic defined benefit costs and the regulatory assets allocated to PPL Electric.  While the charts below reflect either an increase or decrease in each assumption, the inverse of this change would impact the accrued defined benefit liabilities or assets, reported annual net periodic defined benefit costs and regulatory assets by a similar amount in the opposite direction.  The sensitivities below reflect an evaluation of the change based solely on a change in that assumption and does not include income tax effects.

At December 31, 2010, defined benefit plan liabilities were as follows.

Pension liabilities	$259
Other postretirement benefit liabilities	57

	Increase (Decrease)
	Change in	Impact on defined	Impact on
Actuarial assumption	assumption	benefit liabilities	regulatory assets

Discount Rate	(0.25)%	$35	$35
Rate of Compensation Increase	0.25%	6	6
Health Care Cost Trend Rate (a)	1.00%	1	1

(a)	Only impacts other postretirement benefits.

In 2010, PPL Electric was allocated net periodic defined benefit costs charged to operating expense of $20 million.  This amount represents a $4 million decrease compared with the charge recognized during 2009.

Actuarial assumption	Change in assumption	Impact on defined benefit costs

Discount Rate	(0.25)%	$1
Expected Return on Plan Assets	(0.25)%	2
Rate of Compensation Increase	0.25%	1
Health Care Cost Trend Rate (a)	1.00%	1

(a)	Only impacts other postretirement benefits.

2)      Loss Accruals

Losses are accrued for the estimated impacts of various conditions, situations or circumstances involving uncertain or contingent future outcomes.  For loss contingencies, the loss must be accrued if (1) information is available that indicates it is probable that a loss has been incurred, given the likelihood of the uncertain future events, and (2) the amount of the loss can be reasonably estimated.  Accounting guidance defines "probable" as cases in which "the future event or events are likely to occur."  The accrual of contingencies that might result in gains is not recorded unless recovery is assured.  Potential loss contingencies for environmental remediation, litigation claims, regulatory penalties and other events are continuously assessed.

The accounting aspects of estimated loss accruals include (1) the initial identification and recording of the loss, (2) the determination of triggering events for reducing a recorded loss accrual, and (3) the ongoing assessment as to whether a recorded loss accrual is sufficient.  All three of these aspects require significant judgment by management.  Internal expertise and outside experts (such as lawyers and engineers) are used, as necessary, to help estimate the probability that a loss has been incurred and the amount (or range) of the loss.

No new significant loss accruals were recorded in 2010.

Certain other events have been identified that could give rise to a loss, but that do not meet the conditions for accrual.  Such events are disclosed, but not recorded, when it is "reasonably possible" that a loss has been incurred.  See Note 15 to the Financial Statements for disclosure of other potential loss contingencies that have not met the criteria for accrual.

When an estimated loss is accrued, the triggering events for subsequently reducing the loss accrual are identified, where applicable.  The triggering events generally occur when the contingency has been resolved and the actual loss is paid or written off, or when the risk of loss has diminished or been eliminated.  The following are some of the triggering events that provide for the reduction of certain recorded loss accruals:

•
Allowances for uncollectible accounts are reduced when accounts are written off after prescribed collection procedures have been exhausted, a better estimate of the allowance is determined or underlying amounts are ultimately collected.

•
Environmental and other litigation contingencies are reduced when the contingency is resolved and actual payments are made, a better estimate of the loss is determined or the loss is no longer considered probable.

Loss accruals are reviewed on a regular basis to assure that the recorded potential loss exposures are appropriate.  This involves ongoing communication and analyses with internal and external legal counsel, engineers, operation management and other parties.

3)      Income Taxes

Significant management judgment is required in developing the provision for income taxes, primarily due to the uncertainty related to tax positions taken or expected to be taken in tax returns and the determination of deferred tax assets, liabilities and valuation allowances.

Significant management judgment is required to determine the amount of benefit recognized related to an uncertain tax position.  Tax positions are evaluated following a two-step process.  The first step requires an entity to determine whether, based on the technical merits supporting a particular tax position, it is more likely than not (greater than a 50% chance) that the tax position will be sustained.  This determination assumes that the relevant taxing authority will examine the tax position and is aware of all the relevant facts surrounding the tax position.  The second step requires an entity to recognize in the financial statements the benefit of a tax position that meets the more-likely-than-not recognition criterion.  The benefit recognized is measured at the largest amount of benefit that has a likelihood of realization, upon settlement, that exceeds 50%.  Management considers a number of factors in assessing the benefit to be recognized, including negotiation of a settlement.

On a quarterly basis, uncertain tax positions are reassessed by considering information known at the reporting date.  Based on management's assessment of new information, a tax benefit may subsequently be recognized for a previously unrecognized tax position, a previously recognized tax position may be de-recognized, or the benefit of a previously recognized tax position may be remeasured.  The amounts ultimately paid upon resolution of issues raised by taxing authorities may differ materially from the amounts accrued and may materially impact the financial statements in the future.

At December 31, 2010, it was reasonably possible that during the next 12 months the total amount of unrecognized tax benefits could increase by as much as $28 million or decrease by up to $42 million.  This change could result from the timing and/or valuation of certain deductions, intercompany transactions and unitary filing groups.  The events that could cause these changes are direct settlements with taxing authorities, litigation, legal or administrative guidance by relevant taxing authorities and the lapse of an applicable statute of limitation.

The balance sheet classification of unrecognized tax benefits and the need for valuation allowances to reduce deferred tax assets also require significant management judgment.  Unrecognized tax benefits are classified as current to the extent management expects to settle an uncertain tax position by payment or receipt of cash within one year of the reporting date.  Valuation allowances are initially recorded and reevaluated each reporting period by assessing the likelihood of the ultimate realization of a deferred tax asset.  Management considers a number of factors in assessing the realization of a deferred tax asset, including the reversal of temporary differences, future taxable income and ongoing prudent and feasible tax planning strategies.  Any tax planning strategy utilized in this assessment must meet the recognition and measurement criteria utilized to account for an uncertain tax position.  See Note 5 to the Financial Statements for income tax disclosures.

4)      Regulatory Assets and Liabilities

PPL Electric's electricity delivery business is subject to cost-based rate regulation.  As a result, the effects of regulatory actions are required to be reflected in the financial statements.  Assets and liabilities are recorded that result from the regulated ratemaking process that may not be recorded under GAAP for non-regulated entities.  Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in regulated customer rates.  Regulatory liabilities generally represent obligations to regulated customers for previous collections of costs that are expected to be refunded to customers in the future.  In certain cases, regulatory liabilities are recorded based on the understanding with the regulator that current rates are being set to recover costs that are expected to be incurred in the future, and the regulated entity is accountable for any amounts charged pursuant to such rates and not yet expended for the intended purpose.

Management continually assesses whether the regulatory assets are probable of future recovery by considering factors such as changes in the applicable regulatory and political environments, the ability to recover costs through regulated rates, recent rate orders to other regulated entities, and the status of any pending or potential deregulation legislation.  Based on this continual assessment, management believes the existing regulatory assets are probable of recovery.  This assessment reflects the current political and regulatory climate at the state and federal levels, and is subject to change in the future.  If future recovery of costs ceases to be probable, then asset write-offs would be required to be recognized in operating income.  Additionally, the regulatory agencies can provide flexibility in the manner and timing of the depreciation of PP&E and amortization of regulatory assets.

At December 31, 2010 and 2009, PPL Electric had regulatory assets of $620 million and $542 million.  All regulatory assets are either currently being recovered under specific rate orders,  represent amounts that are expected to be recovered in future rates or benefit future periods based upon established regulatory practices.  At December 31, 2010 and 2009, PPL Electric had regulatory liabilities of $32 million and $84 million.

See Note 3 to the Financial Statements for additional information on regulatory assets and liabilities.

Other Information

PPL's Audit Committee has approved the independent auditor to provide audit and audit-related services and other services permitted by Sarbanes-Oxley and SEC rules.  The audit and audit-related services include services in connection with statutory and regulatory filings, reviews of offering documents and registration statements, and internal control reviews. See "Item 14. Principal Accounting Fees and Services" for more information.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PPL Corporation, PPL Energy Supply, LLC and PPL Electric Utilities Corporation

Reference is made to "Risk Management - Energy Marketing & Trading and Other" for PPL and PPL Energy Supply and "Risk Management" for PPL Electric in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

(THIS PAGE LEFT BLANK INTENTIONALLY.)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of PPL Corporation

We have audited the accompanying consolidated balance sheets of PPL Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010.  Our audits also included the financial statement schedule listed in the index at Item 15(a).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.  We did not audit the financial statements of LG&E and KU Energy LLC (LKE), a wholly-owned subsidiary, which statements reflect total assets of $10,719 million as of December 31, 2010, and total revenues of $493 million for the period November 1, 2010 (date of acquisition) to December 31, 2010.  Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for LKE, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and, for 2010, the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PPL Corporation and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PPL Corporation's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 25, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of PPL Corporation

We have audited PPL Corporation's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  PPL Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management's Report on Internal Control over Financial Reporting at Item 9A.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As set forth in Item 9A, Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of LG&E and KU Energy LLC (LKE), which is included in the 2010 consolidated financial statements of the Company and constituted 32.6% and 47.3% of total assets and net assets, respectively, as of December 31, 2010 and 5.8% and 5.0% of revenues and net income, respectively, for the year then ended.  Our audit of internal control over financial reporting of PPL Corporation and subsidiaries also did not include an evaluation of the internal control over financial reporting of LKE.

In our opinion, PPL Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PPL Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 25, 2011

Report of Independent Registered Public Accounting Firm

To the Member of LG&E and KU Energy LLC

In our opinion, the consolidated balance sheet and the related consolidated statements of income, retained earnings, comprehensive income, cash flows and capitalization present fairly, in all material respects, the financial position of LG&E and KU Energy LLC and its subsidiaries at December 31, 2010 and the results of their operations and their cash flows for the period from November 1, 2010 to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the LG&E and KU Energy LLC's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  We conducted our audit of these statements in accordance with auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, on November 1, 2010, PPL Corporation completed its acquisition of LG&E and KU Energy LLC and its subsidiaries.  The push-down basis of accounting was used at the acquisition date.

/s/ PricewaterhouseCoopers LLP

Louisville, Kentucky
February 25, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Managers and Sole Member of PPL Energy Supply, LLC

We have audited the accompanying consolidated balance sheets of PPL Energy Supply, LLC and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company's internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PPL Energy Supply, LLC and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 25, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of PPL Electric Utilities Corporation

We have audited the accompanying consolidated balance sheets of PPL Electric Utilities Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, shareowners' equity, and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company's internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PPL Electric Utilities Corporation and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 25, 2011

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars, except share data)

	2010	2009	2008
Operating Revenues
Utility	$3,668	$3,902	$4,114
Unregulated retail electric and gas	415	152	151
Wholesale energy marketing
Realized	4,832	3,184	2,138
Unrealized economic activity (Note 19)	(805)	(229)	1,056
Net energy trading margins	2	17	(121)
Energy-related businesses	409	423	519
Total Operating Revenues	8,521	7,449	7,857

Operating Expenses
Operation
Fuel	1,235	920	1,057
Energy purchases
Realized	2,773	2,625	1,624
Unrealized economic activity (Note 19)	(286)	155	553
Other operation and maintenance	1,756	1,418	1,414
Amortization of recoverable transition costs		304	293
Depreciation	556	455	444
Taxes, other than income	238	280	288
Energy-related businesses	383	396	481
Total Operating Expenses	6,655	6,553	6,154

Operating Income	1,866	896	1,703

Other Income (Expense) - net	(31)	47	53

Other-Than-Temporary Impairments	3	18	36

Interest Expense	593	387	447

Income from Continuing Operations Before Income Taxes	1,239	538	1,273

Income Taxes	263	105	396

Income from Continuing Operations After Income Taxes	976	433	877

Income (Loss) from Discontinued Operations (net of income taxes)	(17)	(7)	73

Net Income	959	426	950

Net Income Attributable to Noncontrolling Interests	21	19	20

Net Income Attributable to PPL Corporation	$938	$407	$930

Amounts Attributable to PPL Corporation:
Income from Continuing Operations After Income Taxes	$955	$414	$857
Income (Loss) from Discontinued Operations (net of income taxes)	(17)	(7)	73
Net Income	$938	$407	$930

Earnings Per Share of Common Stock:
Income from Continuing Operations After Income Taxes Available to PPL
Corporation Common Shareowners:
Basic	$2.21	$1.10	$2.28
Diluted	$2.20	$1.10	$2.28
Net Income Available to PPL Corporation Common Shareowners:
Basic	$2.17	$1.08	$2.48
Diluted	$2.17	$1.08	$2.47

Dividends Declared Per Share of Common Stock	$1.40	$1.38	$1.34

Weighted-Average Shares of Common Stock Outstanding (in thousands)
Basic	431,345	376,082	373,626
Diluted	431,569	376,406	374,901

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars)
	2010	2009	2008
Cash Flows from Operating Activities
Net income	$959	$426	$950
Adjustments to reconcile net income to net cash provided by operating activities
Pre-tax gain from the sale of the Maine hydroelectric generation business	(25)	(38)
Depreciation	567	471	461
Amortization	213	389	383
Defined benefit plans - expense	102	70	20
Defined benefit plans - funding	(396)	(185)	(120)
Deferred income taxes and investment tax credits	241	104	43
Impairment of assets	120	127	105
Unrealized (gains) losses on derivatives, and other hedging activities	542	329	(279)
Provision for Montana hydroelectric litigation	66	8
Other	57	13	65
Change in current assets and current liabilities
Accounts receivable	(100)	76	118
Accounts payable	216	(150)	85
Unbilled revenue	(100)	2	(85)
Prepayments	(318)	(17)	67
Counterparty collateral	(18)	334	1
Price risk management assets and liabilities	(24)	(231)	(77)
Other	(12)	92	(118)
Other operating activities
Other assets	(45)	12	21
Other liabilities	(12)	20	(51)
Net cash provided by operating activities	2,033	1,852	1,589
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(1,597)	(1,225)	(1,418)
Proceeds from the sale of the Long Island generation business	124
Proceeds from the sale of the Maine hydroelectric generation business	38	81
Proceeds from the sale of the gas and propane businesses			303
Acquisition of LKE, net of cash acquired	(6,812)
Expenditures for intangible assets	(92)	(88)	(332)
Purchases of nuclear plant decommissioning trust investments	(128)	(227)	(224)
Proceeds from the sale of nuclear plant decommissioning trust investments	114	201	197
Purchases of other investments			(290)
Proceeds from the sale of other investments		154	195
Net (increase) decrease in restricted cash and cash equivalents	85	218	(71)
Other investing activities	39	6	13
Net cash used in investing activities	(8,229)	(880)	(1,627)
Cash Flows from Financing Activities
Issuance of long-term debt	4,642	298	1,338
Retirement of long-term debt	(20)	(1,016)	(671)
Repurchase of common stock			(38)
Issuance of equity, net of issuance costs	2,441	60	19
Payment of common stock dividends	(566)	(517)	(491)
Redemption of preferred stock of a subsidiary	(54)
Debt issuance and credit facility costs	(175)	(21)	(10)
Net increase (decrease) in short-term debt (Note 7)	70	(52)	588
Other financing activities	(31)	(23)	(14)
Net cash provided by (used in) financing activities	6,307	(1,271)	721
Effect of Exchange Rates on Cash and Cash Equivalents	13		(13)
Net Increase (Decrease) in Cash and Cash Equivalents	124	(299)	670
Cash and Cash Equivalents at Beginning of Period	801	1,100	430
Cash and Cash Equivalents at End of Period	$925	$801	$1,100

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest - net of amount capitalized	$458	$460	$423
Income taxes - net	$313	$16	$300

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars, shares in thousands)
	2010	2009
Assets

Current Assets
Cash and cash equivalents	$925	$801
Short-term investments	163
Restricted cash and cash equivalents	28	105
Accounts receivable (less reserve: 2010, $55; 2009, $37)
Customer	652	409
Other	90	59
Unbilled revenues	789	594
Fuel, materials and supplies	643	357
Prepayments	435	102
Price risk management assets	1,918	2,157
Other intangibles	70	25
Assets held for sale	374	127
Regulatory assets	85	11
Other current assets	16	5
Total Current Assets	6,188	4,752

Investments
Nuclear plant decommissioning trust funds	618	548
Other investments	75	65
Total Investments	693	613

Property, Plant and Equipment
Regulated utility plant - electric and gas	15,994	9,430
Less: accumulated depreciation - regulated utility plant	3,002	2,828
Regulated utility plant - electric and gas, net	12,992	6,602
Non-regulated property, plant and equipment
Generation	10,165	10,493
Nuclear fuel	578	506
Other	403	389
Less: accumulated depreciation - non-regulated property, plant and equipment	5,440	5,383
Non-regulated property, plant and equipment, net	5,706	6,005
Construction work in progress	2,160	567
Property, Plant and Equipment, net (a)	20,858	13,174
Other Noncurrent Assets
Regulatory assets	1,145	531
Goodwill	1,761	806
Other intangibles (a)	966	615
Price risk management assets	655	1,274
Other noncurrent assets	571	400
Total Other Noncurrent Assets	5,098	3,626

Total Assets	$32,837	$22,165

(a)
At December 31, 2010 and  December 31, 2009,  includes $424 million of PP&E, consisting primarily of "Generation," including leasehold improvements, and $11 million of "Other intangibles" from the consolidation of a VIE.  See Note 22 for additional information.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars, shares in thousands)
	2010	2009
Liabilities and Equity

Current Liabilities
Short-term debt	$694	$639
Long-term debt	502
Accounts payable	1,028	619
Taxes	134	92
Interest	166	112
Dividends	174	135
Price risk management liabilities	1,144	1,502
Counterparty collateral	338	356
Regulatory liabilities	109	74
Other current liabilities	925	653
Total Current Liabilities	5,214	4,182

Long-term Debt	12,161	7,143

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	2,563	2,115
Investment tax credits	237	38
Price risk management liabilities	470	582
Accrued pension obligations	1,496	1,283
Asset retirement obligations	435	416
Regulatory liabilities	1,031	10
Other deferred credits and noncurrent liabilities	752	581
Total Deferred Credits and Other Noncurrent Liabilities	6,984	5,025

Commitments and Contingent Liabilities (Note 15)

Equity
PPL Corporation Shareowners' Common Equity
Common stock - $0.01 par value (a)	5	4
Capital in excess of par value	4,602	2,280
Earnings reinvested	4,082	3,749
Accumulated other comprehensive loss	(479)	(537)
Total PPL Corporation Shareowners' Common Equity	8,210	5,496
Noncontrolling Interests	268	319
Total Equity	8,478	5,815

Total Liabilities and Equity	$32,837	$22,165

(a)	780,000 shares authorized; 483,391 and 377,183 shares issued and outstanding at December 31, 2010 and December 31, 2009.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF EQUITY
PPL Corporation and Subsidiaries
(Millions of Dollars)

	PPL Corporation Shareowners
	Common
	stock				Accumulated
	shares		Capital in		other	Non-
	outstanding	Common	excess of par	Earnings	comprehensive	controlling
	(a)	stock	value	reinvested	loss	interests	Total

December 31, 2007	373,271	$4	$2,185	$3,435	$(68)	$320	$5,876
Common stock issued (b)	2,158		29				29
Common stock repurchased (c)	(848)		(38)				(38)
Stock-based compensation			20				20
Net income				930		20	950
Dividends, dividend equivalents,
redemptions and distributions (d)				(503)		(20)	(523)
Divestitures						(1)	(1)
Other comprehensive loss					(917)		(917)
December 31, 2008	374,581	$4	$2,196	$3,862	$(985)	$319	$5,396

Common stock issued (b)	2,649		$83				$83
Common stock repurchased	(47)		(1)				(1)
Stock-based compensation			2				2
Net income				$407		$19	426
Dividends, dividend equivalents,
redemptions and distributions (d)				(521)		(19)	(540)
Other comprehensive income					$449		449
Cumulative effect adjustment (e)				1	(1)
December 31, 2009 (f)	377,183	$4	$2,280	$3,749	$(537)	$319	$5,815

Common stock issued (b)	106,208	$1	$2,490				$2,491
Purchase Contracts (g)			(176)				(176)
Stock-based compensation			8				8
Net income				$938		$21	959
Dividends, dividend equivalents,
redemptions and distributions (d)				(605)		(72)	(677)
Other comprehensive income					$58		58
December 31, 2010 (f)	483,391	$5	$4,602	$4,082	$(479)	$268	$8,478

(a)	Shares in thousands. Each share entitles the holder to one vote on any question presented to any shareowners' meeting.
(b)
2010 includes the June 2010 issuance of 103.5 million shares of common stock.  See Note 7 for additional information.  Each year includes shares of common stock issued through various stock and incentive compensation plans.

(c)	In 2008, PPL repurchased 802,816 shares of PPL common stock for $38 million under a repurchase plan that was authorized by PPL's Board of Directors in June 2007.
(d)
"Earnings reinvested" includes dividends and dividend equivalents on PPL Corporation common stock and restricted stock units.  "Noncontrolling interests" includes dividends, redemptions and distributions to noncontrolling interests, which for 2010 includes $54 million paid to redeem PPL Electric's preferred stock.  The amount paid to redeem the preferred stock includes a $3 million premium.

(e)	Recorded in connection with the adoption of accounting guidance related to the recognition and presentation of other-than-temporary impairments.
(f)	See "General - Comprehensive Income" in Note 1 for disclosure of balances of each component of AOCI.
(g)	Includes $157 million for the Purchase Contracts and $19 million of related fees and expenses, net of tax. See Note 7 for additional information.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31,
PPL Corporation and Subsidiaries
(Millions of Dollars)

	2010	2009	2008

Net income	$959	$426	$950

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Foreign currency translation adjustments, net of tax of ($1), $4, ($11)	(59)	101	(500)
Available-for-sale securities, net of tax of ($31), ($50), $55	29	49	(50)
Qualifying derivatives, net of tax of ($148), ($356), ($120)	219	492	240
Equity investees' other comprehensive income (loss), net of tax of $0, $0, $0		1	(3)
Defined benefit plans:
Prior service costs, net of tax of ($14), ($1), $0	17	1
Net actuarial loss, net of tax of $50, $147, $294	(80)	(340)	(577)
Transition obligation, net of tax of ($4), $0, $0	8
Reclassifications to net income - (gains) losses, net of tax expense (benefit):
Available-for-sale securities, net of tax of $3, $3, ($2)	(5)	(4)	2
Qualifying derivatives, net of tax of $84, ($92), $17	(126)	131	(69)
Defined benefit plans:
Prior service costs, net of tax of ($7), ($8), ($9)	12	13	18
Net actuarial loss, net of tax of ($14), ($4), ($11)	41	4	20
Transition obligation, net of tax of ($1), ($1), ($1)	2	1	2
Total other comprehensive income (loss) attributable to PPL Corporation	58	449	(917)

Comprehensive income	1,017	875	33
Comprehensive income attributable to noncontrolling interests	21	19	20

Comprehensive income attributable to PPL Corporation	$996	$856	$13

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,
PPL Energy Supply, LLC and Subsidiaries
(Millions of Dollars)

	2010	2009	2008
Operating Revenues
Wholesale energy marketing
Realized	$4,832	$3,184	$2,138
Unrealized economic activity (Note 19)	(805)	(229)	1,056
Wholesale energy marketing to affiliate	320	1,806	1,826
Utility	727	684	824
Unregulated retail electric and gas	415	152	151
Net energy trading margins	2	17	(121)
Energy-related businesses	398	411	511
Total Operating Revenues	5,889	6,025	6,385

Operating Expenses
Operation
Fuel	1,096	920	1,057
Energy purchases
Realized	1,636	2,512	1,460
Unrealized economic activity (Note 19)	(286)	155	553
Energy purchases from affiliate	3	70	108
Other operation and maintenance	1,161	1,061	1,062
Depreciation	353	310	299
Taxes, other than income	99	86	86
Energy-related businesses	373	388	478
Total Operating Expenses	4,435	5,502	5,103

Operating Income	1,454	523	1,282

Other Income (Expense) - net	26	33	46

Other-Than-Temporary Impairments	3	18	36

Interest Income from Affiliates	9	2	14

Interest Expense	343	263	306

Income from Continuing Operations Before Income Taxes	1,143	277	1,000

Income Taxes	262	23	301

Income from Continuing Operations After Income Taxes	881	254	699

Income (Loss) from Discontinued Operations (net of income taxes)	(19)	(7)	71

Net Income	862	247	770

Net Income Attributable to Noncontrolling Interests	1	1	2

Net Income Attributable to PPL Energy Supply	$861	$246	$768

Amounts Attributable to PPL Energy Supply:
Income from Continuing Operations After Income Taxes	$880	$253	$697
Income (Loss) from Discontinued Operations (net of income taxes)	(19)	(7)	71
Net Income	$861	$246	$768

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
PPL Energy Supply, LLC and Subsidiaries
(Millions of Dollars)
	2010	2009	2008
Cash Flows from Operating Activities
Net income	$862	$247	$770
Adjustments to reconcile net income to net cash provided by operating activities
Pre-tax gain from the sale of the Maine hydroelectric generation business	(25)	(38)
Depreciation	365	327	317
Amortization	160	75	66
Defined benefit plans - expense	52	23	6
Defined benefit plans - funding	(302)	(136)	(103)
Deferred income taxes and investment tax credits	(31)	141	165
Impairment of assets	120	123	93
Unrealized (gains) losses on derivatives, and other hedging activities	536	330	(285)
Provision for Montana hydroelectric litigation	66	8
Other	41	14	63
Change in current assets and current liabilities
Accounts receivable	(18)	77	141
Accounts payable	20	(178)	72
Unbilled revenue	(88)	9	(89)
Collateral on PLR energy supply from affiliate		300
Taxes	87	(16)	(65)
Counterparty collateral	(18)	334	1
Price risk management assets and liabilities	(27)	(223)	(88)
Other	35	7	18
Other operating activities
Other assets	(71)	15	15
Other liabilities	76	(26)	(58)
Net cash provided by operating activities	1,840	1,413	1,039
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(1,009)	(907)	(1,114)
Proceeds from the sale of the Long Island generation business	124
Proceeds from the sale of the Maine hydroelectric generation business	38	81
Expenditures for intangible assets	(82)	(78)	(325)
Purchases of nuclear plant decommissioning trust investments	(128)	(227)	(224)
Proceeds from the sale of nuclear plant decommissioning trust investments	114	201	197
Purchases of other investments			(197)
Proceeds from the sale of other investments		154	102
Repayment of long-term notes receivable from affiliates	(1,816)
Issuance of long-term notes receivable to affiliates	1,816
Net (increase) decrease in restricted cash and cash equivalents	84	219	(152)
Other investing activities	34	6	17
Net cash used in investing activities	(825)	(551)	(1,696)
Cash Flows from Financing Activities
Issuance of long-term debt	602		849
Retirement of long-term debt		(220)	(266)
Contributions from Member	3,625	50	421
Distributions to Member	(4,692)	(943)	(750)
Net increase (decrease) in short-term debt (Note 7)	(93)	43	534
Other financing activities	(54)	(11)	(9)
Net cash provided by (used in) financing activities	(612)	(1,081)	779
Effect of Exchange Rates on Cash and Cash Equivalents	13		(13)
Net Increase (Decrease) in Cash and Cash Equivalents	416	(219)	109
Cash and Cash Equivalents at Beginning of Period	245	464	355
Cash and Cash Equivalents at End of Period	$661	$245	$464

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest - net of amount capitalized	$275	$274	$271
Income taxes - net	$278	$(91)	$149

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Energy Supply, LLC and Subsidiaries
(Millions of Dollars)
	2010	2009
Assets

Current Assets
Cash and cash equivalents	$661	$245
Restricted cash and cash equivalents	19	99
Accounts receivable (less reserve: 2010, $20; 2009, $21)
Customer	225	168
Other	24	31
Unbilled revenues	486	402
Accounts receivable from affiliates	124	165
Fuel, materials and supplies	297	325
Prepayments	89	56
Price risk management assets	1,907	2,147
Other intangibles	11	25
Assets held for sale	374	127
Other current assets	11	1
Total Current Assets	4,228	3,791

Investments
Nuclear plant decommissioning trust funds	618	548
Other investments	37	58
Total Investments	655	606

Property, Plant and Equipment
Regulated utility plant - electric and gas	4,269	4,234
Less: accumulated depreciation - regulated utility plant	888	823
Regulated utility plant - electric and gas, net	3,381	3,411
Non-regulated property, plant and equipment
Generation	10,169	10,493
Nuclear fuel	578	506
Other	314	307
Less: accumulated depreciation - non-regulated property, plant and equipment	5,401	5,346
Non-regulated property, plant and equipment, net	5,660	5,960
Construction work in progress	594	422
Property, Plant and Equipment, net (a)	9,635	9,793

Other Noncurrent Assets
Goodwill	765	806
Other intangibles (a)	464	477
Price risk management assets	651	1,234
Other noncurrent assets	398	317
Total Other Noncurrent Assets	2,278	2,834

Total Assets	$16,796	$17,024

(a)
At December 31, 2010 and  December 31, 2009,  includes $424 million of PP&E, consisting primarily of "Generation," including leasehold improvements, and $11 million of "Other intangibles" from the consolidation of a VIE.  See Note 22 for additional information.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Energy Supply, LLC and Subsidiaries
(Millions of Dollars)
	2010	2009
Liabilities and Equity

Current Liabilities
Short-term debt	$531	$639
Long-term debt	500
Accounts payable	592	537
Accounts payable to affiliates	43	51
Taxes	119	33
Interest	110	86
Price risk management liabilities	1,112	1,502
Counterparty collateral	338	356
Other current liabilities	624	481
Total Current Liabilities	3,969	3,685

Long-term Debt	5,089	5,031

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,548	1,481
Investment tax credits	81	30
Price risk management liabilities	438	582
Accrued pension obligations	619	883
Asset retirement obligations	332	416
Other deferred credits and noncurrent liabilities	211	330
Total Deferred Credits and Other Noncurrent Liabilities	3,229	3,722

Commitments and Contingent Liabilities (Note 15)

Equity
Member's equity	4,491	4,568
Noncontrolling interests	18	18
Total Equity	4,509	4,586

Total Liabilities and Equity	$16,796	$17,024

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF EQUITY
PPL Energy Supply, LLC and Subsidiaries
(Millions of Dollars)

		Non-
	Member's	controlling
	equity	interests	Total

December 31, 2007	$5,205	$19	$5,224
Net income	768	2	770
Other comprehensive loss	(850)		(850)
Contributions from member	421		421
Distributions	(750)	(2)	(752)
Divestitures		(1)	(1)
December 31, 2008	$4,794	$18	$4,812

Net income	$246	$1	$247
Other comprehensive income	421		421
Contributions from member	50		50
Distributions	(943)	(1)	(944)
December 31, 2009 (a)	$4,568	$18	$4,586

Net income	$861	$1	$862
Other comprehensive income	129		129
Contributions from member	3,625		3,625
Distributions	(4,692)	(1)	(4,693)
December 31, 2010 (a)	$4,491	$18	$4,509

(a)	See "General – Comprehensive Income" in Note 1 for disclosure of balances of each component of AOCI.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31,
PPL Energy Supply, LLC and Subsidiaries
(Millions of Dollars)

	2010	2009	2008

Net income	$862	$247	$770

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Foreign currency translation adjustments, net of tax of ($1), $4, ($11)	(59)	101	(500)
Available-for-sale securities, net of tax of ($31), ($50), $55	29	49	(50)
Qualifying derivatives, net of tax of ($207), ($330), ($125)	305	454	249
Equity investee's other comprehensive income (loss), net of tax of $0, $0, $0		1	(3)
Defined benefit plans:
Prior service costs, net of tax of ($8), $0, $0	12	1	(1)
Net actuarial loss, net of tax of $36, $136, $243	(63)	(326)	(500)
Transition obligation, net of tax of ($3), $0, $0	6
Reclassifications to net income - (gains) losses, net of tax expense (benefit):
Available-for-sale securities, net of tax of $3, $3, ($2)	(5)	(4)	2
Qualifying derivatives, net of tax of $99, ($91), $19	(145)	131	(73)
Defined benefit plans:
Prior service costs, net of tax of ($5), ($6), ($5)	9	9	12
Net actuarial loss, net of tax of ($14), ($3), ($5)	39	4	12
Transition obligation, net of tax of ($1), ($1), ($1)	1	1	2
Total other comprehensive income (loss) attributable to PPL Energy Supply	129	421	(850)

Comprehensive income (loss)	991	668	(80)
Comprehensive income attributable to noncontrolling interests	1	1	2

Comprehensive income (loss) attributable to PPL Energy Supply	$990	$667	$(82)

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)

	2010	2009	2008
Operating Revenues
Retail electric	$2,448	$3,218	$3,290
Retail and wholesale electric to affiliate	7	74	111
Total Operating Revenues	2,455	3,292	3,401

Operating Expenses
Operation
Energy purchases	1,075	114	163
Energy purchases from affiliate	320	1,806	1,826
Other operation and maintenance	502	417	410
Amortization of recoverable transition costs		304	293
Depreciation	136	128	131
Taxes, other than income	138	194	203
Total Operating Expenses	2,171	2,963	3,026

Operating Income	284	329	375

Other Income (Expense) - net	5	6	5

Interest Income from Affiliate	2	4	9

Interest Expense	99	116	101

Interest Expense with Affiliate		2	10

Income Before Income Taxes	192	221	278

Income Taxes	57	79	102

Net Income	135	142	176

Distributions on Preferred Securities	20	18	18

Net Income Available to PPL Corporation	$115	$124	$158

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)
	2010	2009	2008
Cash Flows from Operating Activities
Net income	$135	$142	$176
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	136	128	131
Amortization	(23)	324	313
Defined benefit plans - expense	20	24	6
Defined benefit plans - funding	(55)	(28)	(9)
Deferred income taxes and investment tax credits	198	(22)	1
Other	4		6
Change in current assets and current liabilities
Accounts receivable	(32)	1	(22)
Accounts payable	31	(9)	(1)
Unbilled revenue	58	(3)	3
Prepayments	(112)	(17)	9
Regulatory assets and liabilities	(85)	31	(6)
Taxes	(38)	(4)	21
Collateral on PLR energy supply from affiliate		(300)
Other	(32)	26	9
Other operating activities
Other assets	5	(3)	23
Other liabilities	2	4	(12)
Net cash provided by operating activities	212	294	648

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(401)	(288)	(268)
Expenditures for intangible assets	(10)	(10)	(7)
Purchases of investments			(90)
Proceeds from the sale of investments			90
Net (increase) decrease in notes receivable from affiliate		300	(23)
Net decrease in restricted cash and cash equivalents		1	69
Other investing activities	8	3	3
Net cash provided by (used in) investing activities	(403)	6	(226)

Cash Flows from Financing Activities
Issuance of long-term debt		298	489
Retirement of long-term debt		(595)	(395)
Contributions from PPL	55	400
Redemption of preferred stock	(54)
Payment of common stock dividends to PPL	(71)	(274)	(98)
Net increase (decrease) in short-term debt		(95)	54
Dividends on preferred securities	(17)	(18)	(18)
Other financing activities	(3)	(14)	(4)
Net cash provided by (used in) financing activities	(90)	(298)	28

Net Increase (Decrease) in Cash and Cash Equivalents	(281)	2	450
Cash and Cash Equivalents at Beginning of Period	485	483	33
Cash and Cash Equivalents at End of Period	$204	$485	$483

Supplemental Disclosures of Cash Flow Information
Cash paid (received) during the period for:
Interest - net of amount capitalized	$87	$116	$88
Income taxes - net	$(33)	$106	$59

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars, shares in thousands)
	2010	2009
Assets

Current Assets
Cash and cash equivalents	$204	$485
Restricted cash and cash equivalents	2	1
Accounts receivable (less reserve: 2010, $17; 2009, $16)
Customer	268	240
Other	24	19
Unbilled revenues	134	192
Materials and supplies	47	33
Accounts receivable from affiliates	8	7
Prepayments	136	24
Regulatory assets	63	11
Other current assets	2	24
Total Current Assets	888	1,036

Property, Plant and Equipment
Regulated utility plant - electric	5,494	5,197
Less: accumulated depreciation - regulated utility plant - electric	2,088	2,008
Other	2	2
Construction work in progress	177	118
Property, Plant and Equipment, net	3,585	3,309

Other Noncurrent Assets
Regulatory assets	557	531
Intangibles	147	139
Other noncurrent assets	76	77
Total Other Noncurrent Assets	780	747

Total Assets	$5,253	$5,092

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars, shares in thousands)
	2010	2009
Liabilities and Equity

Current Liabilities
Accounts payable	221	53
Accounts payable to affiliates	73	186
Taxes	23	61
Interest	17	17
Regulatory liabilities	18	74
Customer rate mitigation prepayments	12	36
Other current liabilities	114	91
Total Current Liabilities	478	518

Long-term Debt	1,472	1,472

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	932	761
Investment tax credits	7	8
Accrued pension obligations	259	245
Regulatory liabilities	14	10
Other deferred credits and noncurrent liabilities	147	182
Total Deferred Credits and Other Noncurrent Liabilities	1,359	1,206

Commitments and Contingent Liabilities (Note 15)

Shareowners' Equity
Preferred securities	250	301
Common stock - no par value (a)	364	364
Additional paid-in capital	879	824
Earnings reinvested	451	407
Total Equity	1,944	1,896

Total Liabilities and Equity	$5,253	$5,092

(a)	170,000 shares authorized; 66,368 shares issued and outstanding at December 31, 2010 and December 31, 2009.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
PPL Electric Utilities Corporation and Subsidiaries
(Millions of Dollars)

	Common
	stock
	shares			Additional
	outstanding	Preferred	Common	paid-in	Earnings
	(a)	securities	stock	capital	reinvested	Total

December 31, 2007	66,368	$301	$364	$424	$497	$1,586
Net income (b)					176	176
Cash dividends declared on preferred securities					(18)	(18)
Cash dividends declared on common stock					(98)	(98)
December 31, 2008	66,368	$301	$364	$424	$557	$1,646

Net income (b)					$142	$142
Capital contributions from PPL				$400		400
Cash dividends declared on preferred securities					(18)	(18)
Cash dividends declared on common stock					(274)	(274)
December 31, 2009	66,368	$301	$364	$824	$407	$1,896

Net income (b)					$135	$135
Redemption of preferred stock (c)		$(51)			(3)	(54)
Capital contributions from PPL				$55		55
Cash dividends declared on preferred securities					(17)	(17)
Cash dividends declared on common stock					(71)	(71)
December 31, 2010	66,368	$250	$364	$879	$451	$1,944

(a)	Shares in thousands. All common shares of PPL Electric stock are owned by PPL.
(b)	PPL Electric's net income approximates comprehensive income.
(c)	PPL Electric redeemed all five series of its outstanding preferred stock. See Note 6 for additional information.

The accompanying Notes to Consolidated Financial Statements are an integral part of the financial statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

General

Terms and abbreviations are explained in the glossary.  Dollars are in millions, except per share data, unless otherwise noted.

Business and Consolidation

(PPL)

PPL is an energy and utility holding company that, through its subsidiaries, is primarily engaged in:  1) the regulated generation, transmission and distribution of electricity and the regulated distribution of natural gas, primarily in Kentucky; 2) the regulated distribution of electricity in the U.K.; 3) the regulated transmission and distribution of electricity in Pennsylvania; and 4) the competitive generation and marketing of electricity in portions of the northeastern and northwestern U.S.  Headquartered in Allentown, PA, PPL's principal subsidiaries are LKE, PPL Energy Supply and PPL Electric.

On November 1, 2010, PPL acquired all of the limited liability company interests of E.ON U.S. LLC from a wholly owned subsidiary of E.ON AG.  Upon completion of the acquisition, E.ON U.S. LLC was renamed LG&E and KU Energy LLC (LKE).  LKE is engaged in cost-based regulated utility operations through its subsidiaries, KU and LG&E.  The acquisition of LKE substantially reapportions the mix of PPL's regulated and competitive businesses by increasing the regulated portion of its business, strengthens PPL's credit profile and enhances rate-regulated growth opportunities as the regulated businesses make investments to improve infrastructure and customer reliability.  The increase in regulated assets provides earnings stability through regulated returns and the ability to recover costs of capital investments, in contrast to the competitive supply business where earnings and cash flows are subject to market conditions.  LKE's operating results for the two months ended December 31, 2010 are included in PPL's results of operations with no comparable amounts for 2009.  LKE's net assets acquired and obligations assumed at the acquisition date were recorded at fair value and are included in PPL's balance sheet at December 31, 2010.  See Note 10 for additional information on the acquisition of LKE.

(PPL Energy Supply)

PPL Energy Funding is the parent of PPL Energy Supply.  On January 31, 2011, PPL Energy Supply distributed its membership interest in PPL Global, representing 100% of the outstanding membership interests of PPL Global, to PPL Energy Supply's parent, PPL Energy Funding, to better align PPL's organizational structure with the manner in which it manages its businesses and reports segment information in its consolidated financial statements.  The distribution was made based on the book value of the assets and liabilities of PPL Global with financial effect as of January 1, 2011.  PPL Global owns and operates WPD's electricity distribution businesses in the U.K.  See Note 24 for additional information related to the distribution.  Notes to PPL Energy Supply's Financial Statements may include PPL Global information for years subsequent to 2010.

(PPL and PPL Energy Supply)

PPL Generation owns and operates a portfolio of competitive domestic power generating assets.  These power plants are primarily located in Pennsylvania and Montana and use well-diversified fuel sources including coal, uranium, natural gas, oil and water.  PPL EnergyPlus sells electricity produced by PPL Generation subsidiaries, participates in wholesale market load-following auctions, and markets various energy products and commodities such as:  capacity, transmission, FTRs, coal, natural gas, oil, uranium, emission allowances, RECs and other commodities in competitive wholesale and competitive retail markets, primarily in the northeastern and northwestern U.S.

In 2010, PPL Energy Supply completed the sale of its Long Island generation business and related tolling agreements and its remaining three hydroelectric facilities in Maine.  See Note 9 for additional information on these sales.

(PPL and PPL Electric)

PPL Electric is a cost-based rate-regulated subsidiary of PPL.  PPL Electric's principal business is the transmission and distribution of electricity to serve retail customers in its franchised territory in eastern and central Pennsylvania and the supply of electricity to retail customers in that territory as a PLR.

(PPL, PPL Energy Supply and PPL Electric)

The consolidated financial statements of PPL, PPL Energy Supply and PPL Electric include each company's own accounts as well as the accounts of all entities in which the company has a controlling financial interest.  Entities for which a controlling financial interest is not demonstrated through voting interests are evaluated based on accounting guidance for VIEs.  PPL, PPL Energy Supply and PPL Electric consolidate a VIE when they are determined to have a controlling interest in the VIE, and thus are the primary beneficiary of the entity.  See "New Accounting Guidance Adopted - Consolidation of Variable Interest Entities" within this note for additional information and Note 22 for information regarding a significant consolidated VIE.  Investments in entities in which a company has the ability to exercise significant influence but does not have a controlling financial interest are accounted for under the equity method.  All other investments are carried at cost or fair value.  All significant intercompany transactions have been eliminated.  Any noncontrolling interests are reflected in the consolidated financial statements.

PPL and PPL Energy Supply consolidate foreign subsidiaries on a one-month lag.  Material intervening events, such as debt issuances and retirements, acquisitions or divestitures that occur in the lag period are recognized in the current period financial statements.  Events that are significant but not material are disclosed.

The consolidated financial statements of PPL and PPL Energy Supply include their share of any undivided interests in jointly owned facilities, as well as their share of the related operating costs of those facilities.  See Note 14 for additional information.

Regulation

(PPL and PPL Electric)

LG&E, KU and PPL Electric are cost-based rate-regulated utilities for which rates are set by regulators to enable LG&E, KU and PPL Electric to recover the costs of providing electric or gas service, as applicable, and to provide a reasonable return to shareholders.  Rates are generally established based on a test period as adjusted to exclude unusual or nonrecurring items.  As a result, the financial statements are subject to the accounting for certain types of regulation as prescribed by GAAP and reflect the effects of regulatory actions.  Regulatory assets are recognized for the effect of transactions or events where future recovery of underlying costs is probable in regulated customer rates.  The effect of such accounting is to defer certain or qualifying costs that would otherwise currently be charged to expense.  Likewise, regulatory liabilities are recognized for obligations expected to be returned through future regulated customer rates or be consumed in the business operations for the effect of transactions or events that would otherwise currently be reflected as income, or in certain cases, regulatory liabilities are recorded based on the understanding with the regulator that current rates include recovery of costs that are expected to be incurred in the future, and the regulated entity is accountable for any amounts charged pursuant to such rates but not yet expended for the intended purpose.  The accounting for regulatory assets and liabilities is based on specific ratemaking decisions or precedent for each transaction or event as prescribed by the FERC or the applicable state regulatory commissions.  See Note 3 for additional details regarding regulatory assets and liabilities.

(PPL and PPL Energy Supply)

WPD operates under distribution licenses granted by and price controls set by Ofgem.  The price control formula that governs WPD's allowed revenue is designed to provide economic incentives to minimize operating, capital and financing costs.  The price control formula is normally determined every five years.  Ofgem completed a review in December 2009 that became effective April 1, 2010 and will continue through March 31, 2015.

WPD is not subject to accounting for the effects of certain types of regulation as prescribed by GAAP.

Accounting Records (PPL and PPL Electric)

The system of accounts for LG&E, KU and PPL Electric is maintained in accordance with the Uniform System of Accounts prescribed by the FERC and adopted by the applicable state regulatory commissions.

Use of Estimates (PPL, PPL Energy Supply and PPL Electric)

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Loss Accruals (PPL, PPL Energy Supply and PPL Electric)

Potential losses are accrued when (1) information is available that indicates it is "probable" that a loss has been incurred, given the likelihood of the uncertain future events and (2) the amount of the loss can be reasonably estimated.  Accounting guidance defines "probable" as cases in which "the future event or events are likely to occur."  PPL and its subsidiaries continuously assess potential loss contingencies for environmental remediation, litigation claims, regulatory penalties and other events.  PPL and its subsidiaries discount loss accruals for environmental remediation when appropriate.

PPL and its subsidiaries do not record the accrual of contingencies that might result in gains, unless recovery is assured.

Changes in Classification (PPL, PPL Energy Supply and PPL Electric)

The classification of certain amounts in the 2009 and 2008 financial statements have been changed to conform to the current presentation.  The changes in classification did not affect "Net Income Attributable to PPL Corporation" or "PPL Corporation Shareowners' Common Equity," "Net Income Attributable to PPL Energy Supply" or PPL Energy Supply's "Member's equity" or "Net Income Available to PPL Corporation" or PPL Electric's "Shareowners' Equity."

The classification on the Statements of Cash Flows has not been changed for the classification of amounts to Discontinued Operations.

Comprehensive Income (PPL and PPL Energy Supply)

Comprehensive income, which includes net income and OCI, consists of changes in equity from transactions not related to shareowners.  Comprehensive income is shown on PPL's and PPL Energy Supply's Statements of Comprehensive Income.

AOCI, which is presented on the Balance Sheets of PPL and included in Member's Equity on the Balance Sheets of PPL Energy Supply, consisted of these after-tax gains (losses) at December 31.

	2010	2009
PPL
Foreign currency translation adjustments	$(195)	$(136)
Unrealized gains on available-for-sale securities	86	62
Net unrealized gains on qualifying derivatives	695	602
Equity investees' AOCI	(2)	(2)
Defined benefit plans:
Prior service cost	(32)	(61)
Actuarial loss	(1,032)	(993)
Transition asset (obligation)	1	(9)
	$(479)	$(537)

PPL Energy Supply
Foreign currency translation adjustments	$(195)	$(136)
Unrealized gains on available-for-sale securities	86	62
Net unrealized gains on qualifying derivatives	732	573
Equity investee's AOCI	(2)	(2)
Defined benefit plans:
Prior service cost	(23)	(44)
Actuarial loss	(953)	(930)
Transition obligation		(7)
	$(355)	$(484)

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

Price Risk Management

(PPL and PPL Energy Supply)

PPL and PPL Energy Supply enter into energy and energy-related contracts to hedge the variability of expected cash flows associated with their generating units and marketing activities, as well as for trading purposes.  PPL and PPL Energy Supply enter into interest rate contracts to hedge their exposure to changes in the fair value of their debt instruments and to hedge their exposure to variability in expected cash flows associated with existing debt instruments or forecasted issuances of debt.  PPL and PPL Energy Supply also enter into foreign currency exchange contracts to hedge foreign currency exposures related to firm commitments, recognized assets or liabilities, forecasted transactions, net investments and foreign earnings translation.

Certain of PPL and PPL Energy Supply's energy and energy-related contracts meet the definition of a derivative, while others do not meet the definition of a derivative because they lack a notional amount or a net settlement provision.  In cases where there is no net settlement provision, PPL periodically reviews these contracts to assess whether a market mechanism has evolved which could facilitate net settlement. Certain derivative energy contracts have been excluded from the requirements of derivative accounting treatment because they meet the definition of NPNS.  These contracts are accounted for using accrual accounting.  All other contracts that have been classified as derivative contracts are reflected on the balance sheet at their fair value.  These contracts are recorded as "Price risk management assets" and "Price risk management liabilities" on the Balance Sheets.  Derivative positions that deliver within a year are included in "Current Assets" and "Current Liabilities."  PPL and PPL Energy Supply record derivative positions that deliver beyond a year in "Other Noncurrent Assets" and "Deferred Credits and Other Noncurrent Liabilities."  Every trade is entered into the risk management system with an assigned strategy and accounting classification.  Processes exist that allow for subsequent review and validation of the trade information.  These strategies are discussed in more detail in Note 19.  PPL's accounting department provides the traders and the risk management department with guidelines on appropriate accounting classifications for various trade types and strategies.  Some examples of these guidelines include, but are not limited to:

•	Physical coal, limestone, uranium, electric transmission, gas transportation, gas storage and renewable energy credit contracts are not derivatives due to the lack of net settlement provisions.

•	Only contracts where physical delivery is deemed probable throughout the entire term of the contract can qualify for the NPNS exception.

•
Physical transactions that permit cash settlement and financial transactions do not qualify for NPNS because physical delivery cannot be asserted; however, these transactions can receive cash flow hedge treatment if they lock in the future cash flows for energy-related commodities.

•	Certain purchased option contracts or net purchased option collars may receive hedge accounting treatment. Those that are not eligible are marked to fair value through earnings.

•	Derivative transactions that do not qualify for NPNS or hedge accounting treatment are marked to fair value through earnings.

A similar process is also followed by PPL's treasury department as it relates to interest rate and foreign currency derivatives.  The following accounting guidelines are provided to the treasury department staff:

•	Transactions to lock in an interest rate prior to a debt issuance can be designated as cash flow hedges.

•	Transactions entered into to hedge fluctuations in the fair value of existing debt can be designated as fair value hedges.

•	Transactions entered into to hedge the value of a net investment of foreign operations can be designated as net investment hedges.

•
Derivative transactions that do not qualify for hedge accounting treatment are marked to fair value through earnings or through regulatory assets/liabilites if approved by the appropriate regulatory body.  These transactions generally include hedges of earnings translation risk associated with subsidiaries that report their financial statements in a currency other than the U.S. dollar.  As such, these transactions reduce earnings volatility due solely to changes in foreign currency exchange rates.

Therefore, on the date the derivative contract is executed, PPL may designate the derivative as NPNS, a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge), a foreign currency fair value or cash flow hedge (foreign currency hedge) or a hedge of a net investment in a foreign operation (net investment hedge).  Other derivatives may be linked to certain risk management strategies, but hedge accounting treatment is not permitted or elected.  Finally, some derivatives have been entered into for proprietary trading purposes. As such, similar derivatives may receive different accounting treatment, depending on the intended use of such derivative instrument.

Changes in the fair value of derivatives are recorded in either OCI or in current-period earnings, except that LG&E records the change in fair value of its interest rate swap contracts as a regulatory asset or liability since such costs are either currently being recovered in customer rates or are probable of future recovery.

Cash inflows and outflows related to derivative instruments are included as a component of operating, investing or financing activities on the Statements of Cash Flows, depending on the underlying nature of the hedged items.

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

See Notes 18 and 19 for additional information on derivatives.

(PPL and PPL Electric)

To meet its obligation as a PLR to its customers, PPL Electric has entered into contracts that meet the definition of a derivative.  These contracts have been excluded from the requirements of derivative accounting treatment because they meet the definition of NPNS and are accounted for using accrual accounting.  See Notes 18 and 19 for additional information.

Revenue

Utility Revenue

(PPL)

The Statements of Income "Utility" line item contains rate-regulated revenue from the following:

	2010	2009	2008

Domestic electric revenue (a)	$2,856	$3,218	$3,290
U.K. electric revenue (b)	727	684	824
Domestic natural gas revenue (c)	85
Total	$3,668	$3,902	$4,114

(a)	Represents revenue from the regulated generation, transmission and/or distribution of electricity in Pennsylvania, Kentucky, Virginia and Tennessee, including regulated wholesale revenue.
(b)	Represents electric revenue from the operation of WPD's distribution networks.
(c)	Represents revenue from the distribution and sale of natural gas in Kentucky.

(PPL Energy Supply)

The Statements of Income "Utility" line item contains electric revenue from the operation of WPD's distribution network.

(PPL Electric)

Since most of PPL Electric's operations are regulated, it is not meaningful to use a "Utility" caption.  Therefore, PPL Electric's revenue is presented according to specific types of revenue.

Revenue Recognition

(PPL, PPL Energy Supply and PPL Electric)

Operating revenues, except for "Energy-related businesses," are recorded based on energy deliveries through the end of the calendar month.  Unbilled retail revenues result because customers' meters are read and bills are rendered throughout the month, rather than all being read at the end of the month.  Unbilled revenues for a month are calculated by multiplying an estimate of unbilled kWh by the estimated average cents per kWh.  Unbilled wholesale energy revenues are recorded at month-end to reflect estimated amounts until actual dollars and MWhs are confirmed and invoiced.  At that time, unbilled revenue is reversed and actual revenue is recorded.

PPL Energy Supply records energy marketing activity in the period when the energy is delivered.  Generally, the wholesale sales and purchases that qualify as derivative instruments held for non-trading purposes are reported gross on the Statements of Income within "Wholesale energy marketing" and "Energy purchases."  Additionally, the bilateral sales and purchases that are designated as speculative trading activities and qualify as derivative instruments for accounting purposes are reported net on the Statements of Income within "Net energy trading margins."  Spot market activity that balances PPL Energy Supply's physical trading positions is included on the Statements of Income in "Net energy trading margins."

Certain PPL subsidiaries participate in RTOs, primarily in PJM.  In PJM, PPL EnergyPlus is a marketer, a load-serving entity to its customers who have selected it as a supplier and a seller for PPL's generation subsidiaries.  PPL Electric is a transmission owner and PLR in PJM.  A function of interchange accounting is to match participants' MWh entitlements (generation plus scheduled bilateral purchases) against their MWh obligations (load plus scheduled bilateral sales) during every hour of every day.  If the net result during any given hour is an entitlement, the participant is credited with a spot-market sale to the ISO at the respective market price for that hour; if the net result is an obligation, the participant is charged with a spot-market purchase from the ISO at the respective market price for that hour.  ISO purchases and sales are not allocated to individual customers.  PPL records the hourly net sales and purchases in its financial statements as wholesale energy marketing and energy purchases.

"Energy-related businesses" revenue includes revenue from the mechanical contracting and engineering subsidiaries, as well as WPD's telecommunications and property subsidiaries.  The mechanical contracting and engineering subsidiaries record revenue from construction contracts on the percentage-of-completion method of accounting, measured by the actual cost incurred to date as a percentage of the estimated total cost for each contract.  Accordingly, costs and estimated earnings in excess of billings on uncompleted contracts are recorded within "Unbilled revenues" on the Balance Sheets, and billings in excess of costs and estimated earnings on uncompleted contracts are recorded within "Other current liabilities" on the Balance Sheets.  The amount of costs in excess of billings was $9 million and $5 million at December 31, 2010 and 2009, and the amount of billings in excess of costs was $70 million and $69 million at December 31, 2010 and 2009.

Accounts Receivable

(PPL, PPL Energy Supply and PPL Electric)

Accounts receivable are reported in the Balance Sheets at the gross outstanding amount adjusted for an allowance for doubtful accounts. For PPL, see Note 10 for information related to the acquisition of LKE.  The initial accounts receivable acquired in the transaction were recorded at fair value on November 1, 2010.

PPL Electric's customers may elect to procure generation supply from an alternative supplier.  As a result of a PUC-approved purchase of accounts receivable program, beginning in the first quarter of 2010, PPL Electric has purchased certain accounts receivable from alternative suppliers at a nominal discount, which reflects a provision for uncollectible accounts.  Additionally, PPL Electric receives a nominal fee for administering the program.  The alternative suppliers (including PPL EnergyPlus) have no continuing involvement or interest in the purchased accounts receivable.  The purchased accounts receivable are initially recorded at fair value using a market approach based on the purchase price paid and are classified as Level 2 in the fair value hierarchy.  The purchased accounts receivable have substantially the same risk profile and payment terms as PPL Electric's other customer accounts receivable.  During 2010, PPL and PPL Electric purchased $607 million of accounts receivable from third parties.  During 2010, PPL Electric purchased $212 million of accounts receivable from PPL EnergyPlus.

Allowance for Doubtful Accounts

(PPL, PPL Energy Supply and PPL Electric)

Accounts receivable collectability is evaluated using a combination of factors, including past due status based on contractual terms.  Reserve balances are analyzed to assess the reasonableness of the balances in comparison to the actual accounts receivable balances and write-offs.  Adjustments are made to reserve balances based on the results of analysis, the aging of receivables, and historical and industry trends.

Additional specific reserves for uncollectible accounts receivable, such as bankruptcies, are recorded on a case-by-case basis after having been researched and reviewed by management.  The nature of the item, trends in write-offs, the age of the receivable, counterparty creditworthiness and economic conditions are considered as a basis for determining the adequacy of the reserve for uncollectible account balances.

Accounts receivable are charged-off in the period in which the receivable is deemed uncollectible.  Recoveries of accounts receivable previously charged-off are recorded when it is known they will be received.

The changes in the allowance for doubtful accounts, including unbilled revenues, were:

		Additions
	Balance at Beginning of Period	Charged to Income		Charged to Other Accounts (a)		Deductions (b)	Balance at End of Period
PPL (c)
2010	$37	$42	(d)	7	(d)	$31	$55	(d)
2009	40	30				33	37
2008	40	29				29	40

PPL Energy Supply (c)
2010	$21	$1				$2	$20
2009	26	1				6	21
2008	22	5				1	26

PPL Electric
2010	$16	$30				$29	$17
2009	14	29				27	16
2008	18	24				28	14
(a)
Primarily related to a reserve against a receivable recorded for liquidated damages associated with the construction of Unit 2 of the Trimble County generation facility, and thus the provision was recorded as an adjustment to construction work in progress.

(b)	Primarily related to uncollectible accounts written off.
(c)	See Note 15 for information on allowance for doubtful accounts related to California ISO sales.
(d)	Includes amounts associated with two months of LKE activity. See Note 10 for additional information related to the acquisition of LKE.

Cash (PPL, PPL Energy Supply and PPL Electric)

Cash Equivalents

All highly liquid debt instruments purchased with original maturities of three months or less are considered to be cash equivalents.

Restricted Cash and Cash Equivalents

Bank deposits and other cash equivalents that are restricted by agreement or that have been clearly designated for a specific purpose are classified as restricted cash and cash equivalents.  The change in restricted cash and cash equivalents is reported as an investing activity on the Statements of Cash Flows.  On the Balance Sheets, the current portion of restricted cash and cash equivalents is shown as "Restricted cash and cash equivalents" while the noncurrent portion is included in "Other noncurrent assets."  See Note 18 for total restricted cash.  For PPL, the December 31, 2010 balance of restricted cash and cash equivalents included $19 million of cash collateral posted to counterparties related to interest rate swap contracts,  $14 million of margin deposits posted to counterparties in connection with trading activities, $6 million of funds required by law to be held by WPD's captive insurance company to meet claims and $13 million of funds deposited with a trustee to defease PPL Electric's 1945 First Mortgage Bonds, as discussed in Note 7.  For PPL Energy Supply, the December 31, 2010 balance included $11 million of margin deposits posted to counterparties in connection with trading activities and $6 million of funds required by law to be held by WPD's captive insurance company to meet claims.  For PPL and PPL Energy Supply, the December 31, 2009 balance consisted primarily of margin deposits posted by counterparties to PPL Energy Supply in connection with trading activities.  For PPL Electric, the December 31, 2010 and December 31, 2009 balances of restricted cash and cash equivalents, including the noncurrent portion, consisted primarily of funds deposited with a trustee to defease PPL Electric's 1945 First Mortgage Bonds, as discussed in Note 7.

Fair Value Measurements (PPL, PPL Energy Supply and PPL Electric)

PPL and its subsidiaries value certain financial and nonfinancial assets and liabilities at fair value.  Generally, the most significant fair value measurements relate to price risk management assets and liabilities, investments in securities including investments in the NDT funds and defined benefit plans, and cash and cash equivalents.  PPL and its subsidiaries use, as appropriate, a market approach (generally, data from market transactions), an income approach (generally, present value techniques and option-pricing models), and/or a cost approach (generally, replacement cost) to measure the fair value of an asset or liability.  These valuation approaches incorporate inputs such as observable, independent market data and/or unobservable data that management believes are predicated on the assumptions market participants would use to price an asset or liability.  These inputs may incorporate, as applicable, certain risks such as nonperformance risk, which includes credit risk.

PPL and its subsidiaries prioritize fair value measurements for disclosure by grouping them into one of three levels in the fair value hierarchy.  The highest priority is given to measurements using Level 1 inputs.  The appropriate level assigned to a fair value measurement is based on the lowest level input that is significant to the fair value measurement in its entirety.  The three levels of the fair value hierarchy are as follows:

•
Level 1 - quoted prices (unadjusted) in active markets for identical assets or liabilities that are accessible at the measurement date.  Active markets are those in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

•	Level 2 - inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for substantially the full term of the asset or liability.

•	Level 3 - unobservable inputs that management believes are predicated on the assumptions market participants would use to measure the asset or liability at fair value.

Assessing the significance of a particular input requires judgment that considers factors specific to the asset or liability.  As such, PPL and its subsidiaries' assessment of the significance of a particular input may affect how the assets and liabilities are classified within the fair value hierarchy.  PPL and its subsidiaries recognize transfers between levels at end-of-reporting-period values.  See Notes 13, 18, and 19 for additional information on fair value measurements.

Investments (PPL, PPL Energy Supply and PPL Electric)

Generally, the original maturity date of an investment and management's ability to sell an investment prior to its original maturity determine the classification of investments as either short-term or long-term.  Investments that would otherwise be classified as short-term, but are restricted as to withdrawal or use for other than current operations or are clearly designated for expenditure in the acquisition or construction of noncurrent assets or for the liquidation of long-term debts, are classified as long-term.

Short-term Investments

Short-term investments generally include certain deposits as well as securities that are considered highly liquid or provide for periodic reset of interest rates.  Investments with original maturities greater than three months and less than a year, as well as investments with original maturities of greater than a year that management has the ability and intent to sell within a year, are included in "Short-term investments" on the Balance Sheet of PPL and in "Current Assets - Other" on the Balance Sheet of PPL Electric.

Investments in Debt and Equity Securities

Investments in debt securities are classified as held-to-maturity and measured at amortized cost when there is an intent and ability to hold the securities to maturity.  Debt and equity securities that are acquired and held principally for the purpose of selling them in the near-term are classified as trading.  Trading securities are generally held to capitalize on fluctuations in their value.  All other investments in debt and equity securities are classified as available-for-sale.  Both trading and available-for-sale securities are carried at fair value.  The specific identification method is used to calculate realized gains and losses on debt and equity securities.  Any unrealized gains and losses on trading securities are included in earnings.  Through March 31, 2009, unrealized gains and losses on all available-for-sale securities were reported, net of tax, in OCI or recognized in earnings when the decline in fair value below amortized cost was determined to be an other-than-temporary impairment.

Accounting guidance effective April 1, 2009 has modified the criteria for determining whether a decline in fair value of a debt security is other than temporary and whether the other-than-temporary impairment is recognized in earnings or reported in OCI.  Beginning April 1, 2009, when a debt security is in an unrealized loss position:

•	if there is an intent to sell the security or a requirement to sell the security before recovery, the other-than-temporary impairment is recognized currently in earnings; or
•
if there is no intent to sell the security or requirement to sell the security before recovery, the portion of the other-than-temporary impairment that is considered a credit loss is recognized currently in earnings and the remainder of the other-than-temporary impairment is reported in OCI, net of tax; or

•	if there is no intent to sell the security or requirement to sell the security before recovery and there is no credit loss, the unrealized loss is reported in OCI, net of tax.

Equity securities were not impacted by this accounting guidance; therefore, unrealized gains and losses on available-for-sale equity securities continue to be reported, net of tax, in OCI.  Earnings continue to be charged when an equity security's decline in fair value below amortized cost is determined to be an other-than-temporary impairment.  See Notes 18 and 23 for additional information on investments in debt and equity securities.

Long-Lived and Intangible Assets

Property, Plant and Equipment

(PPL, PPL Energy Supply and PPL Electric)

PP&E is recorded at original cost, unless impaired.  The original cost for PP&E acquired in the LKE acquisition is its fair value on November 1, 2010, which approximated net book value as of the acquisition date.  See Note 10 for additional information on the acquisition of LKE.  If impaired, the asset is written down to fair value at that time, which becomes the new cost basis of the asset.  Original cost includes material, labor, contractor costs, certain overheads and financing costs, where applicable.  The cost of repairs and minor replacements are charged to expense as incurred.  PPL records costs associated with planned major maintenance projects in the period in which the costs are incurred.  No costs are accrued in advance of the period in which the work is performed for PPL Energy Supply or PPL Electric.  PPL, through its subsidiaries LG&E and KU, accrues costs of removal net of estimated salvage value through depreciation which is included in the calculation of customer rates over the assets' depreciable lives in accordance with regulatory practices.  Cost of removal amounts accrued through depreciation rates are accumulated as a regulatory liability until the removal costs are incurred.  See Note 3 for additional information.

(PPL and PPL Electric)

AFUDC is capitalized as part of the construction costs for cost based rate regulated projects for which a return on such costs is recovered after the project is placed in service.  The debt component of AFUDC is credited to "Interest Expense" and the equity component is credited to "Other Income (Expense) - net" on the Statements of Income.

(PPL and PPL Energy Supply)

Nuclear fuel-related costs, including fuel, conversion, enrichment, fabrication and assemblies, are capitalized as PP&E.  Such costs are amortized over the period the fuel is spent using the unit-of-production method and included in "Fuel" on the Statements of Income.

PPL and PPL Energy Supply capitalize interest costs as part of construction costs for projects not subjected to cost-based rate regulation.

The following capitalized interest was excluded from "Interest Expense" on the Statements of Income.

		PPL
	PPL	Energy Supply

2010	$30	$33
2009	44	45
2008	57	56

(PPL, PPL Energy Supply and PPL Electric)

Included in PP&E on the balance sheet are capitalized costs of software projects that were developed or obtained for internal use.  These capitalized costs are amortized ratably over the expected lives of the projects when they become operational, generally not to exceed five years.  Following are capitalized software costs and the accumulated amortization.

	December 31, 2010		December 31, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

PPL (a)	$213	$70	$97	$52
PPL Energy Supply	30	20	24	19
PPL Electric	54	24	37	15

(a)	The December 31, 2010 gross carrying amount includes $84 million from the acquisition of LKE.

Amortization expense of capitalized software costs was as follows:

		PPL
	PPL	Energy Supply	PPL Electric

2010	$21	$3	$9
2009	13	2	5
2008	8	2	3

The amortization of capitalized software is included in "Depreciation" on the Statements of Income.

Depreciation (PPL, PPL Energy Supply and PPL Electric)

Depreciation is computed over the estimated useful lives of property using various methods including the straight-line, composite and group methods.  When a component of PP&E is retired that was depreciated under the composite or group method, the original cost is charged to accumulated depreciation.  When all or a significant portion of an operating unit that was depreciated under the composite or group method is retired or sold, the property and the related accumulated depreciation account is reduced and any gain or loss is included in income, unless otherwise required by regulators.

Following are the weighted-average rates of depreciation at December 31.

	2010			2009
		PPL			PPL
		Energy	PPL		Energy	PPL
	PPL	Supply	Electric	PPL	Supply	Electric

Regulated utility plant (a)	3.27	2.31	2.27	2.24	2.24	2.24
Non-regulated PP&E - Generation	2.76	2.76		2.48	2.48

(a)
For PPL, the 2010 weighted-average depreciation rate was impacted by the acquisition of LKE.  In accordance with purchase accounting guidelines, the original cost for PP&E acquired in the LKE acquisition is its fair value on November 1, 2010, which approximated net book value as of the acquisition date.  This resulting lower original cost basis of LKE's PP&E was used in the calculation of the weighted-average depreciation rate for PPL for 2010.  Therefore, the consolidation of LKE results in a significantly higher weighted-average rate compared to PPL's historical rates.  Excluding LKE, PPL's 2010 weighted-average depreciation rate was 2.28%.

Goodwill and Other Intangible Assets (PPL, PPL Energy Supply and PPL Electric)

Goodwill represents the excess of the purchase price paid over the fair value of the identifiable net assets acquired in the acquisition of a business.

Other acquired intangible assets are initially measured based on their fair value.  Intangibles that have finite useful lives are amortized over their useful lives based upon the pattern in which the economic benefits of the intangible assets are consumed or otherwise used.  Costs incurred to renew or extend terms of licenses are capitalized as intangible assets.

When determining the useful life of an intangible asset, including intangible assets that are renewed or extended, PPL and its subsidiaries consider the expected use of the asset; the expected useful life of other assets to which the useful life of the intangible asset may relate; legal, regulatory, or contractual provisions that may limit the useful life; the company's historical experience as evidence of its ability to support renewal or extension; the effects of obsolescence, demand, competition, and other economic factors; and the level of maintenance expenditures required to obtain the expected future cash flows from the asset.

PPL and its subsidiaries account for emission allowances as intangible assets.  Since the economic benefits of emission allowances are not diminished until they are consumed, emission allowances are not amortized; rather, they are expensed when consumed.  Such expense is included in "Fuel" on the Statements of Income.  Gains and losses on the sale of emission allowances are included in "Other operation and maintenance" on the Statements of Income.

PPL and its subsidiaries also account for RECs as intangible assets, and the associated costs are not expensed until the credits are consumed.  Such expense is included in "Energy purchases" on the Statements of Income.  Gains and losses on the sale of RECs are included in "Other operation and maintenance" on the Statements of Income.

See Note 20 for additional information on goodwill and other intangible assets.

Asset Impairment (PPL, PPL Energy Supply and PPL Electric)

PPL and its subsidiaries review long-lived assets that are subject to depreciation or amortization, including finite-lived intangibles, for impairment when events or circumstances indicate carrying amounts may not be recoverable.

For a long-lived asset classified as held and used, an impairment exists when the carrying amount exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If the asset is impaired, an impairment loss is recorded to adjust the asset's carrying amount to its fair value.  Certain emission allowances are expected to be sold rather than consumed.  These emission allowances are tested for impairment when events or changes in circumstances, such as a decline in market prices, indicate that their carrying value might be impaired.  See Note 18 for a discussion of impairment charges recorded associated with long-lived assets classified as held and used.

For a long-lived asset classified as held for sale, an impairment exists when the carrying amount of the asset (disposal group) exceeds its fair value less cost to sell.  If the asset (disposal group) is impaired, an impairment loss is recorded to adjust the carrying amount of the asset (disposal group) to its fair value less cost to sell.  See Notes 9 and 18 for a discussion of impairment charges recorded associated with long-lived assets classified as held for sale.

Goodwill is reviewed for impairment, at the reporting unit level, annually or more frequently when events or circumstances indicate that the carrying amount of a reporting unit may be greater than the unit's fair value.  Additionally, goodwill must be tested for impairment after a portion of goodwill has been allocated to a business to be disposed of.  PPL's reporting units are significant businesses that have discrete financial information, and the operating results are regularly reviewed by segment management.  PPL's reporting units are at or one level below its operating segments.  If the carrying amount of the reporting unit, including goodwill, exceeds its fair value, the implied fair value of goodwill must be calculated.  The implied fair value of goodwill is determined in the same manner as the amount of goodwill in a business combination.  That is, the fair value of a reporting unit is allocated to all assets and liabilities of that unit as if the reporting unit had been acquired in a business combination.  The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  If the implied fair value of goodwill is less than the carrying amount, an impairment loss is recognized for an amount equal to that difference.

The goodwill recognized as a result of the acquisition of LKE, although entirely recorded at LG&E and KU, was assigned to the reporting units expected to benefit from the acquisition, which are the new Kentucky Regulated segment and the Supply segment.  See Note 10 for additional information regarding the acquisition.

Asset Retirement Obligations

(PPL, PPL Energy Supply and PPL Electric)

PPL and its subsidiaries recognize various legal obligations associated with the retirement of long-lived assets as liabilities in the financial statements.  Initially, this obligation is measured at fair value.  An equivalent amount is recorded as an increase in the value of the capitalized asset and allocated to expense over the useful life of the asset.  Until the obligation is settled, the liability is increased, through the recognition of accretion expense classified within "Other operation and maintenance" on the Statements of Income, for changes in the obligation due to the passage of time.

Estimated ARO costs and settlement dates, which affect the carrying value of the ARO and the related capitalized asset, are reviewed periodically to ensure that any material changes are incorporated into the latest estimate of the ARO.  Any change to the capitalized asset, positive or negative, is amortized over the remaining life of the associated long-lived asset.  See Note 21 for additional information on AROs and a discussion of the remeasurement in the third quarter of 2010 of the ARO for the decommissioning of the Susquehanna nuclear units.

(PPL)

The accretion and depreciation, related to an ARO, recorded by LG&E and KU is offset with a regulatory asset, such that there is no income statement impact.  The regulatory asset is relieved when the ARO is settled.

Compensation and Benefits

Defined Benefits (PPL, PPL Energy Supply and PPL Electric)

PPL and certain of its subsidiaries sponsor various defined benefit pension and other postretirement plans.  An asset or liability is recorded to recognize the funded status of all defined benefit plans with an offsetting entry to OCI or to regulatory assets or liabilities for LG&E, KU and PPL Electric.  Consequently, the funded status of all defined benefit plans is fully recognized on the Balance Sheets.

The expected return on plan assets is determined based on a market-related value of plan assets, which is calculated by rolling forward the prior year market-related value with contributions, disbursements and long-term expected return on investments.  One-fifth of the difference between the actual value and the expected value is added (or subtracted if negative) to the expected value to determine the new market-related value.

PPL uses an accelerated amortization method for the recognition of gains and losses for its pension plans.  Under the accelerated method, gains and losses in excess of 10% but less than 30% of the greater of the plan's projected benefit obligation or the market-related value of plan assets are amortized on a straight-line basis over the estimated average future service period of plan participants.  Gains and losses in excess of 30% of the plan's projected benefit obligation are amortized on a straight-line basis over a period equal to one-half of the average future service period of the plan participants.

See Note 13 for a discussion of defined benefits.

Stock-Based Compensation

(PPL, PPL Energy Supply and PPL Electric)

PPL grants stock options, restricted stock, restricted stock units and performance units to certain employees, and stock units and restricted stock units to directors, under several stock-based compensation plans.  PPL grants most of its stock-based awards in the first quarter of each year.  PPL and its subsidiaries recognize compensation expense for stock-based awards based on the fair value method.  Stock options with graded vesting (i.e., that vest in installments) are valued as a single award.  PPL grants stock options with an exercise price that is not less than the fair value of PPL's common stock on the date of grant.  See Note 12 for a discussion of stock-based compensation.  All awards are recorded as equity or a liability on the Balance Sheets.  Stock-based compensation is included in "Other operation and maintenance" on the Statements of Income.

(PPL Energy Supply and PPL Electric)

PPL Energy Supply's and PPL Electric's stock-based compensation expense includes an allocation of PPL Services' expense.

Other

Debt Issuance Costs

Debt issuance costs are deferred and amortized over the term of the related debt using the interest method or another method, generally straight-line, if the results obtained are not materially different than those that would result from the interest method.

Income Taxes

(PPL, PPL Energy Supply and PPL Electric)

PPL and its domestic subsidiaries file a consolidated U.S. federal income tax return.

Significant management judgment is required in developing PPL and its subsidiaries' provision for income taxes, primarily due to the uncertainty related to tax positions taken or expected to be taken in tax returns and the determination of deferred tax assets, liabilities and valuation allowances.

Significant management judgment is required to determine the amount of benefit to be recognized in relation to an uncertain tax position.  PPL and its subsidiaries evaluate tax positions following a two-step process.  The first step requires an entity to determine whether, based on the technical merits supporting a particular tax position, it is more likely than not (greater than a 50% chance) that the tax position will be sustained.  This determination assumes that the relevant taxing authority will examine the tax position and is aware of all the relevant facts surrounding the tax position.  The second step requires an entity to recognize in the financial statements the benefit of a tax position that meets the more-likely-than-not recognition criterion.  The benefit recognized is measured at the largest amount of benefit that has a likelihood of realization, upon settlement, that exceeds 50%.  The amounts ultimately paid upon resolution of issues raised by taxing authorities may differ materially from the amounts accrued and may materially impact the financial statements of PPL and its subsidiaries in the future.

Deferred income taxes reflect the net future tax effects of temporary differences between the carrying amounts of assets and liabilities for accounting purposes and their basis for income tax purposes, as well as the tax effects of net operating losses and tax credit carryforwards.

PPL and its subsidiaries record valuation allowances to reduce deferred tax assets to the amounts that are more likely than not to be realized.  PPL and its subsidiaries consider the reversal of temporary differences, future taxable income and ongoing prudent and feasible tax planning strategies in initially recording and subsequently reevaluating the need for valuation allowances.  If PPL and its subsidiaries determine that they are able to realize deferred tax assets in the future in excess of recorded net deferred tax assets, adjustments to the valuation allowances increase income by reducing tax expense in the period that such determination is made.  Likewise, if PPL and its subsidiaries determine that they are not able to realize all or part of net deferred tax assets in the future, adjustments to the valuation allowances would decrease income by increasing tax expense in the period that such determination is made.

PPL and its subsidiaries defer investment tax credits when the credits are utilized and amortize the deferred amounts over the average lives of the related assets.

PPL and its subsidiaries recognize interest and penalties in "Income Taxes" on their Statements of Income.

See Note 5 for additional discussion regarding income taxes.

(PPL Energy Supply and PPL Electric)

The income tax provision for PPL Energy Supply and PPL Electric is calculated in accordance with an intercompany tax sharing policy which provides that taxable income be calculated as if PPL Energy Supply, PPL Electric and any domestic subsidiaries each filed a separate consolidated return.  Tax benefits are not shared between companies.  A tax benefit inures only to the entity that gave rise to said benefit.  The effect of PPL filing a consolidated tax return is taken into account in the settlement of current taxes and the recognition of deferred taxes.  PPL Energy Supply's intercompany tax payable was $26 million at December 31, 2010 and the intercompany tax receivable was $21 million at December 31, 2009.  PPL Electric's intercompany tax receivable was $74 million and $19 million at December 31, 2010 and 2009.

(PPL and PPL Electric)

The provision for PPL and PPL Electric's deferred income taxes for regulated assets is based upon the ratemaking principles reflected in rates established by the regulators.  The difference in the provision for deferred income taxes for regulated assets and the amount that otherwise would be recorded under GAAP is deferred and included on the Balance Sheet in noncurrent "Regulatory assets" or "Regulatory liabilities" for PPL and PPL Electric.

Taxes, Other Than Income (PPL, PPL Energy Supply and PPL Electric)

PPL and its subsidiaries present sales taxes in "Accounts Payable" and value-added taxes in "Taxes" on their Balance Sheets.  These taxes are not reflected on the Statements of Income.  See Note 5 for details on taxes included in "Taxes, other than income" on the Statements of Income.

Leases

(PPL, PPL Energy Supply and PPL Electric)

PPL and its subsidiaries evaluate whether arrangements entered into contain leases for accounting purposes.

(PPL and PPL Energy Supply)

See Note 11 for a discussion of arrangements under which PPL and PPL Energy Supply are lessees for accounting purposes.

PPL EnergyPlus entered into several arrangements whereby PPL EnergyPlus was considered the lessor for accounting purposes.  See Note 9 for additional information regarding the 2010 sale of the Long Island generation business and the leases that were transferred to the purchaser upon completion of the sale.

Fuel, Materials and Supplies

(PPL, PPL Energy Supply and PPL Electric)

Fuel, natural gas stored underground and materials and supplies are valued at the lower of cost or market using the average cost method.

(PPL and PPL Energy Supply)

"Fuel, materials and supplies" on the Balance Sheets consisted of the following at December 31.

	PPL		PPL Energy Supply
	2010	2009	2010	2009

Fuel	$260	$137	$97	$137
Natural gas stored underground (a)	81	14	21	14
Materials and supplies	302	206	179	174
	$643	$357	$297	$325

(a) The majority of natural gas stored underground is available for resale.

Guarantees (PPL, PPL Energy Supply and PPL Electric)

Generally, the initial measurement of a guarantee liability is the fair value of the guarantee at its inception.  However, there are certain guarantees excluded from the scope of accounting guidance and other guarantees that are not subject to the initial recognition and measurement provisions of accounting guidance.  See Note 15 for further discussion of recorded and unrecorded guarantees.

Treasury Stock (PPL and PPL Electric)

PPL and PPL Electric restore all shares of common stock acquired to authorized but unissued shares of common stock upon acquisition.

Foreign Currency Translation and Transactions (PPL and PPL Energy Supply)

Assets and liabilities of international subsidiaries, where the local currency is the functional currency, are translated at the exchange rates on the date of consolidation and related revenues and expenses are translated at average exchange rates prevailing during the year.  See "Business and Consolidation" above for a discussion regarding the use of a lag period.  Adjustments resulting from translation are recorded in AOCI.  The effect of translation is removed from AOCI upon the sale or substantial liquidation of the international subsidiary that gave rise to the translation adjustment.  The local currency is the functional currency for PPL's U.K. operating company.

Gains or losses relating to foreign currency transactions are recognized in "Other Income (Expense) - net" on the Statements of Income.  Net transaction losses were insignificant in 2010, 2009 and 2008.

New Accounting Guidance Adopted (PPL, PPL Energy Supply and PPL Electric)

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

The adoption did not have a material impact on PPL and its subsidiaries' financial statements.  See PPL and PPL Energy Supply's Balance Sheets and Note 22 for enhanced VIE disclosures.

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

The adoption did not have a material impact on PPL and its subsidiaries' financial statements.  The enhanced disclosures are presented in Notes 13 and 18.

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

The adoption did not have a significant impact on PPL and its subsidiaries; however, the impact in future periods could be material.  See "Commodity Price Risk (Non-trading)" in Note 19 for additional information.

Pro Forma Disclosures for Business Combinations

Effective December 31, 2010, PPL and its subsidiaries prospectively adopted accounting guidance that requires disclosure of supplementary pro forma information for business combinations.  Under this guidance, an entity must:

•	present the pro forma disclosures as if the business combination occurred at the beginning of the prior annual period; and
•	disclose the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the pro forma revenue and earnings.

The adoption did not have a material impact on PPL and its subsidiaries' financial statements.  Pro forma information reflecting the acquisition of LKE is presented in Note 10.

2.  Segment and Related Information

(PPL and PPL Energy Supply)

PPL completed the acquisition of LKE on November 1, 2010.  See Note 10 for additional information.  Following the November 1, 2010 acquisition of LKE, PPL is organized into four segments:  Kentucky Regulated, International Regulated (formerly International Delivery), Pennsylvania Regulated (formerly Pennsylvania Delivery) and Supply.  There were no changes to the segments other than renaming certain segments, adding a Kentucky Regulated segment and allocating interest expense related to the Equity Units to the Kentucky Regulated segment ($21 million of which was included in the Supply segment prior to the November 1, 2010 acquisition).

For PPL, the Kentucky Regulated segment consists primarily of LKE's regulated electric generation, transmission and distribution operations, primarily in Kentucky and includes the allocation of interest expense from the Equity Units issued in June 2010 to fund the acquisition.  This segment also includes LKE's regulated distribution and sale of natural gas in Kentucky.

The International Regulated segment primarily consists of the regulated electric distribution operations in the U.K.  In 2009, the International Regulated segment recognized $24 million of income tax expense in Discontinued Operations related to a correction of the calculation of tax bases of the Latin American businesses sold in 2007.  In 2008, the International Regulated segment recognized income tax benefits and miscellaneous expenses in Discontinued Operations in connection with the dissolution of certain Latin American holding companies.  See Note 9 for additional information.

The Pennsylvania Regulated segment includes the regulated electric delivery operations of PPL Electric.  This segment also included the regulated gas delivery operations of PPL Gas Utilities prior to its sale in October 2008.  See Note 9 for additional information on the sale of PPL Gas Utilities.

The Supply segment primarily consists of the domestic energy marketing and trading activities, as well as the competitive generation operations of PPL Energy Supply.  In 2010 and 2009, PPL Energy Supply sold or signed agreements to sell certain Supply segment facilities and businesses.  See Note 9 for additional information.

"Unallocated Costs" represent one-time LKE acquisition-related costs including advisory, accounting and legal fees, certain internal costs and Bridge Facility costs.  See Note 7 for additional information about the Bridge Facility.

The results of several facilities and businesses have been classified as Discontinued Operations on the Statements of Income.  See Note 9 for additional information on these discontinued operations.  Therefore, with the exception of net income attributable to PPL/PPL Energy Supply, the operating results from these facilities and businesses have been excluded from the income statement data tables below.

PPL Energy Supply's reportable segments are International Regulated and Supply.  In 2010, there were no significant changes to these segments.  While the International Regulated segment at PPL Energy Supply is consistent with the International Regulated segment at PPL, the Supply segment information reported by PPL Energy Supply does not equal the Supply segment information reported by PPL because additional Supply segment functions exist at PPL.  Further, certain income items, including PLR revenue and certain interest income with affiliates, exist at PPL Energy Supply but are eliminated in consolidation by PPL.  Finally, certain expense items are fully allocated to the segments by PPL only.

Segment costs include direct charges, as well as an allocation of indirect corporate service costs, from PPL Services.  These service costs include functions such as financial, legal, human resources and information services.  See Note 16 for additional information.

Financial data for the segments are:

	PPL			PPL Energy Supply
	2010	2009	2008	2010	2009	2008
Income Statement Data
Revenues from external customers by
product
Kentucky Regulated
Electric	$408
Natural Gas	85
Total	493
International Regulated
Electric	727	$684	$824	$727	$684	$824
Energy-related businesses	34	32	33	34	32	33
Total	761	716	857	761	716	857
Pennsylvania Regulated
Electric	2,448	3,218	3,290
Supply
Electric and Gas (a) (b)	4,444	3,124	3,224	4,764	4,930	5,050
Energy-related businesses	375	391	486	364	379	478
Total	4,819	3,515	3,710	5,128	5,309	5,528
Total	8,521	7,449	7,857	5,889	6,025	6,385

Intersegment electric revenues (c)
Pennsylvania Regulated	7	74	111
Supply	320	1,806	1,826

Depreciation
Kentucky Regulated	49
International Regulated	117	115	134	117	115	134
Pennsylvania Regulated	136	128	131
Supply	254	212	179	236	195	165
Total	556	455	444	353	310	299

Amortization
International Regulated	13	(13)	15	13	(13)	15
Pennsylvania Regulated	(22)	312	302
Supply	148	90	66	147	88	51
Unallocated costs	74
Total	213	389	383	160	75	66

Unrealized (gains) losses on derivatives
and other hedging activities (a)
Kentucky Regulated	1
Supply	541	329	(279)	536	330	(285)
Total	542	329	(279)	536	330	(285)

Interest income (d)
International Regulated	2	1	10	2	1	10
Pennsylvania Regulated	4	11	16
Supply	2	2	7	12	7	27
Total	8	14	33	14	8	37

Interest Expense (e)
Kentucky Regulated	55
International Regulated	135	87	144	135	87	144
Pennsylvania Regulated	99	118	111
Supply	224	182	192	208	176	162
Unallocated costs	80
Total	593	387	447	343	263	306

Income from Continuing
Operations Before Income Taxes
Kentucky Regulated	40
International Regulated	261	290	330	261	290	330
Pennsylvania Regulated	192	221	278
Supply	860	27	665	882	(13)	670
Unallocated costs	(114)
Total	1,239	538	1,273	1,143	277	1,000

Income Taxes (f)
Kentucky Regulated	16
International Regulated		20	45		20	45
Pennsylvania Regulated	57	79	102
Supply	228	6	249	262	3	256
Unallocated costs	(38)
Total	263	105	396	262	23	301

Deferred income taxes and investment
tax credits
Kentucky Regulated	51
International Regulated	17	12	1	17	12	1
Pennsylvania Regulated	198	(23)	1
Supply	(15)	133	108	(25)	147	190
Total	251	122	110	(8)	159	191

Net Income Attributable to
PPL/PPL Energy Supply
Kentucky Regulated (g)	26
International Regulated (g)	261	243	290	261	243	290
Pennsylvania Regulated (g)	115	124	161
Supply (g)	612	40	479	600	3	478
Unallocated Costs	(76)
Total	$938	$407	$930	$861	$246	$768

Cash Flow Data
Expenditures for long-lived assets
Kentucky Regulated	$152
International Regulated	281	$240	$267	$281	$240	$267
Pennsylvania Regulated	411	298	286
Supply	795	723	1,142	760	694	1,117
Total	$1,639	$1,261	$1,695	$1,041	$934	$1,384

	PPL			PPL Energy Supply
	As of December 31,			As of December 31,
	2010		2009	2010	2009
Balance Sheet Data
Total Assets
Kentucky Regulated	$10,318	(h)
International Regulated	4,800		$4,516	$4,800	$4,516
Pennsylvania Regulated	5,189		4,883
Supply	12,530	(h)	12,766	11,996	12,508
Total	$32,837		$22,165	$16,796	$17,024

	PPL			PPL Energy Supply
	2010	2009	2008	2010	2009	2008
Geographic Data
Revenues from external
customers
U.S.	$7,760	$6,733	$7,000	$5,128	$5,309	$5,528
U.K.	761	716	857	761	716	857
Total	$8,521	$7,449	$7,857	$5,889	$6,025	$6,385

	PPL		PPL Energy Supply
	As of December 31,		As of December 31,
	2010	2009	2010	2009
Long-Lived Assets
U.S.	$18,228	$10,181	$6,519	$6,676
U.K.	3,505	3,517	3,505	3,517
Total	$21,733	$13,698	$10,024	$10,193

(a)	Includes unrealized gains and losses from economic activity. See Note 19 for additional information.
(b)	Gas was combined with Electric because it was not significant.
(c)	See "PLR Contracts" and "NUG Purchases" in Note 16 for a discussion of the basis of accounting between reportable segments.
(d)	Includes interest income from affiliate(s).
(e)	Includes interest expense with affiliate.
(f)	Represents both current and deferred income taxes
(g)	Includes Discontinued Operations. See Note 9 for additional information.
(h)
The PPL asset balances at December 31, 2010 for the Kentucky Regulated and Supply segments include the assignment of goodwill recorded as a result of the acquisition of LKE.  See Note 10 for additional information.

(PPL Electric)

PPL Electric operates under one reportable segment, the regulated electric delivery operations in Pennsylvania.

3.  Regulatory Assets and Liabilities

(PPL and PPL Electric)

As discussed in Note 1, PPL and PPL Electric reflect the effects of regulatory actions in the financial statements for their cost-based rate-regulated utility operations as summarized below.  Regulatory assets and liabilities are classified as current if, upon initial recognition, the entire amount related to that item will be recovered or refunded within a year of the balance sheet date.  As such, the primary items classified as current are related to rate mechanisms that periodically adjust to account for over- or under-collections.

For PPL, LG&E's and KU's Kentucky base rates are calculated based on a return on capitalization (common equity, long-term debt and notes payable) including certain adjustments to exclude non-regulated investments and environmental compliance costs recovered separately through the environmental cost recovery (ECR) mechanism.  As such, regulatory assets are generally earning a return.

As a result of purchase accounting, certain fair value amounts, reflecting contracts that have favorable or unfavorable terms relative to market, were recorded on the balance sheet with an offsetting regulatory asset or liability.  Prior to the acquisition, LKE recovered in customer rates the cost of coal contracts, power purchases and emission allowances and this rate treatment will continue after the acquisition.  As a result, management believes the regulatory assets and liabilities created to offset the fair value amounts meet the recognition criteria established by existing accounting guidance and eliminate any rate making impact of the fair value adjustments.  LKE's customer rates will continue to reflect these items (e.g. coal, purchased power, emission allowances) at their original contracted prices.

For PPL, KU's Virginia base rates are calculated based on a return on rate base (net utility plant less deferred taxes and miscellaneous deductions).  All regulatory assets and liabilities are excluded from the return on rate base utilized in the calculation of Virginia base rates.

PPL Electric's distribution base rates are calculated based on a return on rate base (net utility plant less deferred taxes and miscellaneous additions and deductions).  PPL Electric's transmission revenues are billed in accordance with a FERC tariff that allows for recovery of transmission costs incurred, a return on transmission-related plant and an automatic annual update.  See "Transmission Formula Rate" below for additional information on this tariff.  All regulatory assets and liabilities are excluded from distribution and transmission return on investment calculations; therefore, generally no return is earned on PPL Electric's regulatory assets.

	PPL		PPL Electric
	2010	2009	2010	2009

Current Regulatory Assets:
Generation supply charge	$45		$45
Universal service rider	10	$6	10	$6
Transmission formula rate	8	5	8	5
Environmental cost recovery (a)	5
Coal contracts (a) (b)	5
Other (a)	12
Total current regulatory assets	$85	$11	$63	$11

Noncurrent Regulatory Assets:
Defined benefit plans (a)	$592	$229	$262	$229
Taxes recoverable through future rates	254	253	254	253
Storm costs (a)	129	9	7	9
Unamortized loss on reacquired debt (a)	61	33	27	33
Interest rate swaps (a)	43
Coal contracts (a) (b)	22
Other (a)	44	7	7	7
Total noncurrent regulatory assets	$1,145	$531	$557	$531

Current Regulatory Liabilities:
Coal contracts (a) (b)	$46
Environmental cost recovery (a)	12
Emission allowances (a) (b)	11
PURTA tax	10		$10
Demand side management (a)	10
Gas supply clause (a)	9
Transmission service charge	8	$41	8	$41
Competitive transition costs		33		33
Other (a)	3
Total current regulatory liabilities	$109	$74	$18	$74

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant (a)	$623
Coal contracts (a) (b)	213
Power purchase agreement - OVEC (a) (b)	124
Net deferred tax assets (a)	40
Act 129 compliance rider	14		$14
Defined benefit plans (a)	10
PURTA tax		$10		$10
Other (a)	7
Total noncurrent regulatory liabilities	$1,031	$10	$14	$10

(a)	The differences between PPL's and PPL Electric's balances are due to the consolidation of LG&E and KU.
(b)
These regulatory assets and liabilities were recorded as offsets to certain intangible assets and liabilities recorded at fair value from the acquisition of LKE.  See Note 10 for information on the acquisition and Note 20 for information on intangible assets.

(PPL)

Environmental Cost Recovery

Kentucky law permits LG&E and KU to recover the costs of complying with the Federal Clean Air Act, and those federal, state or local environmental requirements which apply to coal combustion wastes and by-products from facilities utilized for production of energy from coal, including a return of operating expenses and a return of and on capital invested.  The regulatory asset or liability represents the amount that has been over- or under-recovered due to timing or adjustments to the mechanism.

Coal Contracts

As a result of purchase accounting associated with the acquisition of LKE, the fair value of LKE's coal contracts was recorded on the balance sheet.  An offsetting regulatory asset was recorded for those contracts with unfavorable terms relative to market.  An offsetting regulatory liability was recorded for those contracts that had favorable terms relative to market.  These regulatory assets and liabilities are being amortized over the same terms as the related contracts, which expire through 2016.

Interest Rate Swaps

Since realized amounts associated with LG&E's interest rate swaps, including a terminated swap contract, are recoverable through rates based on an order from the KPSC, LG&E's unrealized gains and losses are recorded as a regulatory asset or liability until they are realized as interest expense.  Interest expense from existing swaps is realized and recovered over the terms of the associated debt, which matures through 2033.  Interest expense related to the terminated swap contract is recovered over the remaining life of the debt as of the date of the termination, which extends through 2035.

Emission Allowances

As a result of purchase accounting associated with the acquisition of LKE, LKE's emission allowances were recorded at fair value on the balance sheet with an offsetting regulatory liability.  This regulatory liability is being amortized as the emission allowances are consumed, which is expected to occur through 2040.

Demand Side Management (DSM)

DSM consists of energy efficiency programs which are intended to reduce peak demand and delay the investment in additional power plant construction, provide customers with tools and information to become better managers of their energy usage and prepare for potential future legislation governing energy efficiency.  The rates of LG&E and KU contain a DSM provision which includes a rate mechanism that provides for concurrent recovery of DSM costs and provides an incentive for implementing DSM programs.  The provision allows LG&E and KU to recover revenues from lost sales associated with the DSM programs up to the earlier of three years or implementation of new base rates which reflect that load reduction.

Gas Supply Clause

LG&E's natural gas rates contain a gas supply clause, whereby increases or decreases in the cost of natural gas supply are reflected in LG&E's rates, subject to approval by the KPSC.  The gas supply clause procedure prescribed by the KPSC provides for quarterly rate adjustments to reflect the expected cost of natural gas supply in that quarter.  In addition, the gas supply clause contains a mechanism whereby any over- or under-recoveries of natural gas supply cost from prior quarters are refunded to or recovered from customers through the adjustment factor determined for subsequent quarters.

Power Purchase Agreement

As a result of purchase accounting associated with the acquisition of LKE, the fair value of the OVEC power purchase agreement was recorded on the balance sheet with an offsetting regulatory liability.  This regulatory liability is being amortized over the same terms as the related contract, which will expire in March 2026.

Fuel Adjustment Clause (FAC)

LG&E's and KU's retail electric rates contain an FAC, whereby increases and decreases in the cost of fuel for electric generation are reflected in the rates charged to retail electric customers.  The FAC allows LG&E and KU to adjust billed amounts for the difference between the fuel cost component of base rates and the actual fuel cost, including transportation costs.  The balance at December 31, 2010 was insignificant.

KU also employs an FAC mechanism for Virginia customers using an average fuel cost factor based primarily on projected fuel costs.  The Virginia levelized fuel factor allows fuel recovery based on projected fuel costs for the coming year plus an adjustment for any over- or under-recovery of fuel expenses from the prior year.

The KPSC requires public hearings at six-month intervals to examine past fuel adjustments and at two-year intervals to review past operations of the fuel clause and transfer of the then current fuel adjustment charge or credit to the base charges.  In August 2010, the KPSC initiated a six-month review of LG&E's and KU's FAC mechanism for the billing period ended April 2010.  An Order was received in December 2010 approving the charges and credits billed during the period.

The Mine Safety and Health Administration enacted Emergency Temporary Standards regulations in 2006 and has since issued additional regulations as the result of the passage of the Mine Improvement and New Emergency Response Act of 2006.  At the state level, Kentucky and other states from which coal is supplied to LG&E and KU have passed mine safety legislation.  This legislation requires all underground coal mines to implement new safety measures and install new safety equipment.  Under the terms of the majority of the long-term coal contracts that LG&E and KU have in place, provisions allow for price adjustments for compliance costs resulting from new or amended laws or regulations.  LG&E's and KU's coal suppliers regularly submit price adjustments related to these compliance costs.  LG&E and KU employ an external consultant to review all relevant mine safety compliance cost claims for validity and reasonableness.  Depending upon the terms of the contracts and commercial practice, LG&E and KU may delay payment of the adjustments or pay certain adjustments subject to refund.  At appropriate times in the review, payment or refund processes, LG&E and KU adjust the values or amounts of inventory, accounts receivable or accounts payable relating to coal matters.  In general, LG&E and KU expect to recover these coal-related cost adjustments through the FAC.

(PPL and PPL Electric)

Generation Supply Charge (GSC)

The GSC is a recovery mechanism which provides PPL Electric recovery for costs incurred to provide generation supply to PLR customers who receive basic generation supply service.  The recovery includes an energy charge, capacity charge and an administrative charge.  In addition, the GSC contains a reconciliation mechanism whereby any over-or under-recovery from prior quarters is to be refunded to or recovered from customers through the adjustment factor determined for the subsequent quarter.

Universal Service Rider (USR)

PPL Electric's distribution rates include a recovery of applicable costs associated with the universal service programs provided to PPL Electric's residential customers.  Universal service programs include low-income programs, such as OnTrack and Winter Relief Assistance Program (WRAP).  OnTrack is a special payment program for low-income households within the federal poverty level who are payment-troubled.  This program is funded by residential customers and administered by community-based organizations.  Customers who participate in OnTrack receive assistance in the form of reduced payment arrangements, protection against shutoff of electric service and referrals to other community programs and services.  The WRAP program reduces electric bills and improves living comfort for low-income customers by providing services such as weatherization measures and energy education services.  The USR is applied to distribution charges for each customer who receives distribution service under PPL Electric's residential service rate schedules.  The USR contains a reconciliation mechanism whereby any over-or under-recovery from the current year is refunded to or recovered from customers through the adjustment factor determined for the subsequent year.

Transmission Formula Rate

Transmission rates are regulated by the FERC.  Beginning November 1, 2008, PPL Electric's transmission revenues are billed in accordance with a FERC-approved PJM open access transmission tariff that utilizes a formula-based rate recovery mechanism.  The tariff allows for recovery of actual transmission costs incurred, a return on transmission plant placed in service and an incentive return, including a return on construction work in progress, on the Susquehanna-Roseland transmission line project.  The tariff utilizes estimated costs for the current year billing to customers and requires a true-up to adjust for actual costs in the subsequent year's rate.  In August 2009, the FERC approved this formula-based rate recovery mechanism.  As a result, the annual update of the rate is now implemented automatically without requiring specific approval by the FERC before going into effect.  PPL Electric accrues or defers revenues applicable to any estimated true-up of this formula-based rate.

In 2009, PPL Electric recorded a $3 million pre-tax true-up ($2 million after-tax) related to the 2008 portion of the FERC formula-based transmission revenues.  The true-up, reflected in the Pennsylvania Regulated segment for PPL, is not considered by management as material to the financial statements of PPL and PPL Electric for the years 2009 and 2008.  See Note 15 for additional information on the FERC transmission rates.

Defined Benefit Plans

Recoverable costs of defined benefit plans represent the portion of unrecognized transition obligation, prior service cost and net actuarial losses that will be recovered through future rates based upon established regulatory practices.  These regulatory assets are adjusted at least annually or whenever the funded status of PPL's defined benefit plans is re-measured.

	PPL		PPL Electric
	2010	2009	2010	2009

Transition obligation	$2	$10		$10
Prior service cost	68	57	$32	57
Net actuarial loss	522	162	230	162
Recoverable costs of defined benefit plans	$592	$229	$262	$229

Of these costs, $40 million for PPL and $9 million for PPL Electric are expected to be amortized into net periodic defined benefit costs in 2011.  All costs will be amortized over the average service lives of plan participants.

Taxes Recoverable through Future Rates and Regulatory Liability associated with Net Deferred Tax Assets

Taxes recoverable through future rates represent the portion of future income taxes that will be recovered through future rates based upon established regulatory practices.  Accordingly, this regulatory asset is recognized when the offsetting deferred tax liability is recognized.  For general-purpose financial reporting, this regulatory asset and the deferred tax liability are not offset; rather, each is displayed separately.  This regulatory asset is expected to be recovered over the period that the underlying book-tax timing differences reverse and the actual cash taxes are incurred.

The regulatory liability associated with net deferred tax assets represents the future revenue impact from the reversal of deferred income taxes required primarily for unamortized investment tax credits.  This regulatory liability is recognized when the offsetting deferred tax asset is recognized.  For general-purpose financial reporting, this regulatory liability and the deferred tax asset are not offset; rather, each is displayed separately.

Storm Costs

For PPL, in September 2009, the KPSC approved deferral of $101 million of costs associated with a severe ice storm that occurred in January 2009 and a wind storm that occurred in February 2009.  Additionally, in December 2008, the KPSC approved deferral of $26 million of costs associated with high winds from the remnants of Hurricane Ike in September 2008.  These costs are being amortized over a ten-year period ending July 2020.

For PPL Electric, in 2007, the PUC approved recovery of $12 million of costs associated with severe ice storms that occurred in January 2005.  Amortization began in January 2008 and will continue through August 2015.

Unamortized Loss on Reacquired Debt

Unamortized loss on reacquired debt represents losses on long-term debt reacquired or redeemed that have been deferred and will be amortized and recovered over either the original life of the extinguished debt or the life of the replacement debt (in the case of refinancing).  Such costs are being amortized through 2036 for PPL and through 2029 for PPL Electric.

Accumulated Costs of Removal

For PPL, LG&E and KU accrue for costs of removal through depreciation expense with an offsetting credit to a regulatory liability.  The regulatory liability is relieved as costs are incurred.  See Note 1 for additional information.

PPL Electric does not accrue for costs of removal.  When costs of removal are incurred, PPL Electric records the deferral of costs as a reduction to accumulated depreciation.  Such deferral is included in rates and amortized over the subsequent 5-year period.

PURTA Tax

In December 2009, PPL Electric reached a settlement with the Pennsylvania Department of Revenue related to the appeal of its 1997 PURTA tax assessments that resulted in a reduction in PURTA tax.  The regulatory liability is being refunded to customers in 2011 pursuant to PUC regulations.

Transmission Service Charge (TSC)

PPL Electric is charged transmission-related costs by PJM applicable to PLR customers.  PPL Electric passes these costs on to customers who receive basic generation supply service through the PUC-approved TSC recovery mechanism.  The TSC contains a reconciliation mechanism whereby any over- or under-recovery from customers is either refunded to or collected from customers through a transmission service charge adjustment the subsequent year.

Competitive Transition Costs

Competitive transition costs were billed to customers as a result of PUC orders, which allowed PPL Electric to recover its competitive transition (or stranded) costs over a transition period ending December 31, 2009.  These costs were over-collected at the end of 2009 and were refunded to customers in 2010.

Act 129 Compliance Rider

In compliance with Pennsylvania's Act 129 of 2008 and implementing regulations, PPL Electric filed its energy efficiency and conservation plan in July 2009.  The plan was approved by PUC Order in October 2009.  The Order allows PPL Electric to recover the maximum $250 million cost of the program ratably over the life of the plan, from January 1, 2010 through May 31, 2013.  The plan includes programs intended to reduce electricity consumption.  The recoverable costs include direct and indirect charges, including design and development costs, general and administrative costs and applicable state evaluator costs.  The rates are applied to customers who receive distribution service through the Act 129 Compliance Rider.  The actual program costs are reconcilable, and any over- or under-recovery from customers will be refunded or collected at the end of the program.  See Note 15 for additional information on Act 129.

Smart Meter Rider

In compliance with Pennsylvania's Act 129 of 2008 and implementing regulations, PPL Electric filed its Smart Meter Plan in 2009.  The plan was approved by a PUC Order in June 2010.  In August 2010, PPL Electric filed its revised Smart Meter Plan reflecting modification identified by the PUC its Order.  In December 2010, the PUC issued a Secretarial Letter approving PPL Electric's Smart Meter Rider which is designed to recover Smart Meter program costs plus a return on Smart Meter investments.  The Smart Meter Rider is effective January 1, 2011 and contains a reconciliation mechanism whereby any over- or under-recovery from customers is either refunded to or collected from customers in the subsequent year.

4.  Earnings Per Share

(PPL)

Basic and diluted EPS, computed using the two-class method, and reconciliations of the amounts of income and shares of common stock (in thousands) used in the calculation are:

	2010	2009	2008
Income (Numerator)
Income from continuing operations after income taxes attributable to PPL	$955	$414	$857
Less amounts allocated to participating securities	4	2	4
Income from continuing operations after income taxes available to PPL common shareowners	$951	$412	$853

Income (loss) from discontinued operations (net of income taxes) available to PPL	$(17)	$(7)	$73

Net income attributable to PPL	$938	$407	$930
Less amounts allocated to participating securities	4	2	4
Net income available to PPL common shareowners	$934	$405	$926

Shares of Common Stock (Denominator)
Weighted-average shares - Basic EPS	431,345	376,082	373,626
Add incremental non-participating securities:
Stock options and performance units	224	324	836
Convertible Senior Notes			439
Weighted-average shares - Diluted EPS	431,569	376,406	374,901

Basic EPS
Available to PPL common shareowners:
Income from continuing operations after income taxes	$2.21	$1.10	$2.28
Income (loss) from discontinued operations (net of income taxes)	(0.04)	(0.02)	0.20
Net Income	$2.17	$1.08	$2.48

Diluted EPS
Available to PPL common shareowners:
Income from continuing operations after income taxes	$2.20	$1.10	$2.28
Income (loss) from discontinued operations (net of income taxes)	(0.03)	(0.02)	0.19
Net Income	$2.17	$1.08	$2.47

While they were outstanding, PPL Energy Supply's 2-5/8% Convertible Senior Notes due 2023 (Convertible Senior Notes), which were issued in May 2003, could be converted into shares of PPL common stock under certain circumstances, including if during a fiscal quarter the market price of PPL's common stock exceeded $29.83 per share over a certain period during the preceding fiscal quarter or if PPL Energy Supply called the debt.  During 2008, all then-outstanding Convertible Senior Notes were either converted at the election of the holders or redeemed at par by PPL Energy Supply.

The terms of the Convertible Senior Notes required cash settlement of the principal amount and permitted settlement of any conversion premium in cash or PPL common stock.  Based upon the conversion rate of 40.2212 shares per $1,000 principal amount of notes (or $24.8625 per share), the Convertible Senior Notes had a dilutive impact when the average market price of PPL common stock equaled or exceeded $24.87.

During 2010, PPL issued 312,107 shares of common stock related to the exercise of stock options, vesting of restricted stock and restricted stock units and conversion of stock units granted to directors under its stock-based compensation plans.  In addition, PPL issued 234,211 and 2,162,012 shares of common stock related to its ESOP and its DRIP.  See Note 12 for a discussion of PPL's stock-based compensation plans.

In June 2010, PPL issued 103.5 million shares of common stock and 23 million Equity Units pursuant to concurrent registered underwritten offerings.  See Note 7 for additional information.  Subject to antidilution adjustments, the maximum number of shares that could potentially be issued to settle the Purchase Contracts related to the Equity Units is 61,136,300 shares, including 47,915,900 shares that could be issued under standard provisions of the Purchase Contracts and 13,220,400 shares that could be issued under make-whole provisions in the event of early settlement upon a Fundamental Change.

The Purchase Contracts will be dilutive only if the average VWAP of PPL's common stock for a certain period exceeds $28.80.  Because the average VWAP has not exceeded $28.80 since issuance, the Purchase Contracts were excluded from the diluted EPS calculation.

The following stock options to purchase PPL common stock and performance units were excluded from the computations of diluted EPS because the effect would have been antidilutive.

(Shares in thousands)	2010	2009	2008

Stock options	4,936	2,394	604
Performance units	45	1	2

5.  Income and Other Taxes

(PPL)

"Income from Continuing Operations Before Income Taxes" included the following components:

	2010	2009	2008

Domestic income	$978	$248	$943
Foreign income	261	290	330
Total	$1,239	$538	$1,273

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for accounting purposes and their basis for income tax purposes and the tax effects of net operating loss and tax credit carryforwards.  The provision for PPL's deferred income taxes for regulated assets is based upon the ratemaking principles of the applicable jurisdiction.  See Notes 1 and 3 for additional information.

Net deferred tax assets have been recognized based on management's estimates of future taxable income for the U.S. and certain foreign jurisdictions in which PPL's operations have historically been profitable.

Significant components of PPL's deferred income tax assets and liabilities from continuing operations were as follows:

	2010	2009
Deferred Tax Assets
Deferred investment tax credits	$45	$16
Regulatory obligations	205	28
Accrued pension costs	208	265
Accrued litigation costs	31	5
Federal loss carryforwards	314
State loss carryforwards	269	184
Federal tax credit carryforwards	169	23
Foreign capital loss carryforwards	377	144
Foreign - pensions	87	168
Foreign - other	8	6
Contributions in aid of construction	152	98
Domestic - other	219	190
Valuation allowances	(464)	(312)
Total deferred tax assets	1,620	815

Deferred Tax Liabilities
Plant - net	3,010	1,855
Taxes recoverable through future rates	105	104
Unrealized gain on qualifying derivatives	298	437
Other regulatory assets	213
Regulatory undercollections	22
Reacquired debt costs	25	14
Foreign - plant	526	546
Foreign - other	36	35
Domestic - other	95	72
Total deferred tax liabilities	4,330	3,063
Net deferred tax liability	$2,710	$2,248

PPL had the following loss and tax credit carryforwards.

	2010	2009	Expiration

Loss carryforwards
Federal net operating losses (a)	$799		2029
Federal capital losses (a)	155		2011-2014
State net operating losses (b)	4,168	$2,835	2011-2030
State capital losses (b)	181		2011-2014
Foreign capital losses	1,395	514	Indefinite

Credit carryforwards
Federal investment tax credit (a)	125		2025-2028
Federal AMT credit (a)	20		Indefinite
Federal foreign tax credit (c)		23
Federal - other (a)	24		2016-2030

(a) Loss and credit carryforwards associated with the acquisition of LKE.
(b) State net operating loss and state capital loss carryforwards associated with the acquisition of LKE are $1,039 and $163.
(c) Fully utilized during 2010.

Valuation allowances have been established for the amount that, more likely than not, will not be realized.  The changes in deferred tax valuation allowances were:

		Additions
	Balance at		Charged to			Balance
	Beginning	Charged	Other			at End
	of Period	to Income	Accounts	Deductions		of Period

2010	$312	$221	$6 (a)	$75	(b)	$464
2009	285	24	17 (c)	14	(d)	312
2008	323	9		47	(c)	285

(a)	A valuation allowance was recorded against certain deferred tax assets as a result of the 2010 acquisition of LKE. See Note 10 for additional information on the acquisition.
(b)
Resulting from the projected revenue increase in connection with the expiration of the Pennsylvania generation rate caps in 2010, the valuation allowance related to state net operating loss carryforwards over the remaining carryforward period was reduced by $72 million (or $0.17 per share, basic and diluted).

(c)	Related to the change in foreign net operating loss carryforwards, including the change in foreign currency exchange rates.
(d)
Primarily from the projected revenue increase in connection with the expiration of the Pennsylvania generation rate caps in 2010, the valuation allowance related to a portion of state net operating loss carryforwards was reduced by $13 million.

PPL Global does not pay or record U.S. income taxes on the undistributed earnings of WPD, as management has determined that the earnings are permanently reinvested.  Historically, dividends paid by WPD have been distributions of the current year's earnings.  WPD's long-term working capital forecasts and capital expenditure projections for the foreseeable future require reinvestment of WPD's undistributed earnings, and WPD would have to issue debt or access credit facilities to fund any distributions in excess of current earnings.  Additionally, U.S. long-term working capital forecasts and capital expenditure projections for the foreseeable future do not require or anticipate WPD distributing any more than future earnings to its parent in the U.S.  The cumulative undistributed earnings are included in "Earnings Reinvested" on the Balance Sheets.  The amounts considered permanently reinvested at December 31, 2010 and 2009 were $837 million and $622 million.  If the earnings are remitted as dividends, PPL Global may be subject to additional U.S. taxes, net of allowable foreign tax credits.  It is not practicable to estimate the amount of additional taxes that might be payable on these foreign earnings.

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to "Income from Continuing Operations Before Income Taxes" to income taxes for reporting purposes, and details of "Taxes, other than income" were:

	2010	2009	2008
Income Tax Expense (Benefit)
Current - Federal	$(51)	$(72)	$214
Current - State	43	14	2
Current - Foreign	20	41	70
Total Current Expense (Benefit)	12	(17)	286
Deferred - Federal	364	130	69
Deferred - State	(99)	(10)	42
Deferred - Foreign	(9)	16	13
Total Deferred Expense	256	136	124
Investment tax credit, net - Federal	(5)	(14)	(14)
Total income tax expense from continuing operations (a)	$263	$105	$396

Total income tax expense - Federal	$308	$44	$269
Total income tax expense - State	(56)	4	44
Total income tax expense - Foreign	11	57	83
Total income tax expense from continuing operations (a)	$263	$105	$396

(a)
Excludes current and deferred federal, state and foreign tax expense (benefit) recorded to Discontinued Operations of $(6) million in 2010, $46 million in 2009 and $34 million in 2008.  Excludes realized tax benefits related to stock-based compensation, recorded as an increase to capital in excess of par value of an insignificant amount in 2010, $1 million in 2009 and $7 million in 2008.  Excludes tax benefits related to the issuance costs of the Purchase Contracts recorded as an increase to capital in excess of par value in the amount of $10 million in 2010.  Also, excludes federal, state, and foreign tax expense (benefit) recorded to OCI of $83 million in 2010, $358 million in 2009 and $(212) million in 2008.

	2010	2009	2008
Reconciliation of Income Tax Expense
Federal income tax on Income from
Continuing Operations Before Income Taxes at statutory tax rate - 35%	$434	$188	$446
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	36	10	35
State valuation allowance adjustments (a)	(65)	(13)
Impact of lower U.K. income tax rates	(20)	(23)	(22)
U.S. income tax on foreign earnings - net of foreign tax credit (b)	34	(16)	(21)
Change in federal and state tax reserves (c)	(60)	(5)	6
Change in foreign tax reserves (d)		17	5
Federal and state income tax return adjustments (e)	(3)	21	(2)
Foreign income tax return adjustments			(17)
Domestic manufacturing deduction (e) (f)	(11)	(3)	(17)
Health Care Reform (g)	8
Foreign losses resulting from restructuring (d)	(46)	(46)
Enactment of the U.K.'s Finance Acts 2010 and 2008 (h)	(18)		(8)
Federal income tax credits (i)	(12)	(2)	15
Other	(14)	(23)	(24)
Total decrease	(171)	(83)	(50)
Total income tax expense from continuing operations	$263	$105	$396
Effective income tax rate	21.2%	19.5%	31.1%

(a)
Pennsylvania H.B. 1531, enacted in October 2009, increased the net operating loss limitation to 20% of taxable income for tax years beginning in 2010.  During 2009, based on the projected revenue increase due to the expiration of the Pennsylvania generation rate caps in 2010, PPL recorded a $13 million state deferred income tax benefit related to the reversal of deferred tax valuation allowances for a portion of its Pennsylvania net operating losses.  During 2010, PPL recorded an additional $72 million state deferred income tax benefit related to the reversal of deferred tax valuation allowances related to the future projections of taxable income over the remaining carryforward period of the net operating losses.

(b)
During 2010, PPL recorded additional U.S. income tax expense resulting from increased taxable dividends and certain restructuring of U.K. entities.  The increased taxable dividends allowed PPL to fully utilize its foreign tax credit carryforward in 2010.

(c)
In 1997, the U.K. imposed a Windfall Profits Tax on privatized utilities, including WPD.  In September 2010, the U.S. Tax Court ruled in PPL's favor in a pending dispute with the IRS, concluding that the U.K. Windfall Profits Tax is a creditable tax for U.S. tax purposes.  As a result and with the finalization of other issues, PPL recorded a $42 million tax benefit to federal and state income tax reserves and related deferred income taxes during 2010.  In January 2011, the IRS appealed the U.S. Tax Court's decision to the U.S. Court of Appeals for the Third Circuit.  See Note 15 for additional information.

In July 2010, the U.S. Tax Court ruled in PPL's favor in a pending dispute with the IRS, concluding that street lighting assets are depreciable for tax purposes over seven years.  As a result, PPL recorded a $7 million tax benefit to federal and state income tax reserves and related deferred income taxes.  See Note 15 for information on the January 2011 IRS appeal, which at this time does not appear to include the street lighting decision.

During 2010, 2009 and 2008 PPL recorded a $7 million, $6 million and $7 million tax benefit to federal and state income tax reserves related to stranded cost securitization.
(d)
During 2010, PPL recorded a $46 million foreign tax benefit in conjunction with losses resulting from restructuring in the U.K.  These losses offset tax on a deferred gain from a prior year sale of WPD's supply business.

During 2009, PPL recorded a $46 million foreign tax benefit and a related $46 million tax reserve related to losses resulting from restructuring in the U.K.  Additionally, PPL recorded a $29 million foreign tax benefit related to the resolution of a tax dispute and foreign currency exchange losses.
(e)
During 2009, PPL received consent from the IRS to change its method of accounting for certain expenditures for tax purposes.  PPL deducted the resulting IRC Sec. 481 adjustment on its 2008 federal income tax return and recorded a $24 million adjustment to federal and state income tax expense resulting from the reduction in federal income tax benefits related to the domestic manufacturing deduction and certain state tax benefits related to state net operating losses and regulated depreciation.

(f)
During 2010, PPL recorded an increase in tax benefits related to domestic manufacturing deductions due to an increase in domestic taxable income resulting from the expiration of Pennsylvania generation rate caps in 2010.  In December 2010, Congress enacted legislation allowing for 100% bonus depreciation on qualified property.  The increased tax depreciation deduction related to bonus depreciation significantly reduced the tax benefits related to domestic manufacturing deductions during 2010.

(g)
Beginning in 2013, provisions within Health Care Reform eliminated the tax deductibility of retiree health care costs to the extent of federal subsidies received by plan sponsors that provide retiree prescription drug benefits equivalent to Medicare Part D Coverage.  As a result, PPL recorded deferred income tax expense during 2010.  See Note 13 for additional information.

(h)
The U.K.'s Finance Act of 2010, enacted in July 2010, included a reduction in the U.K. statutory income tax rate.  Effective April 1, 2011, the statutory income tax rate will be reduced from 28% to 27%.  As a result, PPL reduced its net deferred tax liabilities and recognized a deferred tax benefit.

The U.K.'s Finance Act of 2008, enacted in July 2008, included a phase-out of tax depreciation on certain buildings.  As a result, PPL reduced its net deferred tax liabilities and recognized a deferred tax benefit.
(i)	During 2010, PPL recorded a deferred tax benefit related to investment tax credits on progress expenditures related to hydroelectric plant expansions. See Note 8 for additional information.

During 2008, PPL recorded a $13 million expense to adjust the amount of synthetic fuel tax credits recorded during 2007.  See Note 15 for additional information.

	2010	2009	2008
Taxes, other than income
State gross receipts	$145	$187	$199
State utility realty	5	5	4
State capital stock	6	6	5
Foreign property	52	57	66
Domestic property and other	30	25	14
Total	$238	$280	$288

See Note 3 for information on a settlement related to PURTA tax that will be returned to PPL Electric customers.

For tax years 2000 through 2007, PPL Montana protested certain property tax assessments by the Montana Department of Revenue on its generation facilities.  The tax liabilities in dispute for 2000 through 2007, which had been paid and expensed by PPL Montana, totaled $45 million.  In January 2008, both parties reached a settlement for all years outstanding.  The settlement resulted in PPL Montana receiving a refund of taxes paid and interest totaling $8 million.  This settlement was recorded in 2008, of which $7 million was reflected in "Taxes, other than income" and $1 million was reflected in "Other Income (Expense) - net" on the Statement of Income.

(PPL Energy Supply)

"Income (loss) from Continuing Operations Before Income Taxes" included the following components:

	2010	2009	2008

Domestic income (loss)	$882	$(13)	$670
Foreign income	261	290	330
Total	$1,143	$277	$1,000

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for accounting purposes and their basis for income tax purposes and the tax effects of net operating loss and tax credit carryforwards.

Net deferred tax assets have been recognized based on management's estimates of future taxable income for the U.S. and certain foreign jurisdictions in which PPL's operations have historically been profitable.

Significant components of PPL Energy Supply's deferred income tax assets and liabilities from continuing operations were as follows:

	2010	2009
Deferred Tax Assets
Deferred investment tax credits	$33	$12
Accrued pension costs	100	149
Accrued litigation costs	31	4
Federal tax credit carryforwards		23
State loss carryforwards	111	111
Foreign capital loss carryforwards	377	144
Foreign - pensions	87	168
Foreign - other	8	6
Domestic - other	84	102
Valuation allowances	(408)	(255)
Total deferred tax assets	423	464

Deferred Tax Liabilities
Plant - net	1,246	1,046
Unrealized gain on qualifying derivatives	326	417
Foreign - plant	526	546
Foreign - other	36	35
Domestic - other	52	46
Total deferred tax liabilities	2,186	2,090
Net deferred tax liability	$1,763	$1,626
PPL Energy Supply had a federal foreign tax credit carryforward of $23 million at December 31, 2009 that was fully utilized during 2010.  PPL Energy Supply also had state net operating loss carryforwards that expire between 2011 and 2030 of $1.7 billion at December 31, 2010 and 2009.  Valuation allowances have been established for the amount that, more likely than not, will not be realized.

PPL Global had foreign capital loss carryforwards of $1.4 billion and $514 million at December 31, 2010 and 2009.  All of these losses have an indefinite carryforward period.  Valuation allowances have been established for the amount that, more likely than not, will not be realized.

Changes in deferred tax valuation allowances were:

		Additions
	Balance at		Charged to			Balance
	Beginning	Charged	Other			at End
	of Period	to Income	Accounts	Deductions		of Period

2010	$255	$205		$52	(a)	$408
2009 (c)	226	12	$17 (b)			255
2008 (c)	259	14		47	(b)	226

(a)
Resulting from the projected revenue increase in connection with the expiration of the Pennsylvania generation rate caps in 2010, the valuation allowance related to state net operating loss carryforwards over the remaining carryforward period was reduced by $52 million.

(b)	Primarily related to the change in foreign net operating loss carryforwards including the change in foreign currency exchange rates.
(c)
Pennsylvania state legislation, enacted in 2007 and 2009, increased the net operating loss limitation.  As a result, the deferred tax asset (and related valuation allowance) associated with certain of its Pennsylvania net operating loss carryforwards for all periods presented were increased to reflect the higher limitation.  There was no impact on the net deferred tax asset position as a result of the legislation and related adjustments.

PPL Global does not pay or record U.S. income taxes on the undistributed earnings of WPD, as management has determined that the earnings are permanently reinvested.  Historically, dividends paid by WPD have been distributions of the current year's earnings.  WPD's long-term working capital forecasts and capital expenditure projections for the foreseeable future require reinvestment of WPD's undistributed earnings, and WPD would have to issue debt or access credit facilities to fund any distributions in excess of current earnings.  Additionally, U.S. long-term working capital forecasts and capital expenditure projections for the foreseeable future do not require or anticipate WPD distributing any more than future earnings to its parent in the U.S.  The cumulative undistributed earnings are included in "Members Equity" on the Balance Sheets.  The amounts considered permanently reinvested at December 31, 2010 and 2009 were $837 million and $622 million.  If the earnings are remitted as dividends, PPL Global may be subject to additional U.S. taxes, net of allowable foreign tax credits.  It is not practicable to estimate the amount of additional taxes that might be payable on these foreign earnings.

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to "Income from Continuing Operations Before Income Taxes" to income taxes for reporting purposes, and details of "Taxes, other than income" were:

	2010	2009	2008
Income Tax Expense (Benefit)
Current - Federal	$174	$(168)	$37
Current - State	76	(9)	3
Current - Foreign	20	41	70
Total Current Expense (Benefit)	270	(136)	110
Deferred - Federal	92	124	141
Deferred - State	(89)	31	49
Deferred - Foreign	(9)	16	13
Total Deferred Expense (Benefit)	(6)	171	203
Investment tax credit, net - federal	(2)	(12)	(12)
Total income tax expense from continuing operations (a)	$262	$23	$301

Total income tax expense - Federal	$264	$(56)	$166
Total income tax expense - State	(13)	22	52
Total income tax expense - Foreign	11	57	83
Total income tax expense from continuing operations (a)	$262	$23	$301

(a)
Excludes current and deferred federal, state and foreign tax expense (benefit) recorded to Discontinued Operations of $(6) million in 2010, $46 million in 2009 and $36 million in 2008.  Also, excludes federal, state and foreign tax expense (benefit) recorded to OCI of $132 million in 2010, $338 million in 2009 and $(168) million in 2008.

	2010	2009	2008
Reconciliation of Income Tax Expense
Federal income tax on Income from
Continuing Operations Before Income Taxes at statutory tax rate - 35%	$400	$97	$350
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	40	1	34
State valuation allowance adjustments (a)	(52)
Impact of lower U.K. income tax rates	(20)	(23)	(22)
U.S. income tax on foreign earnings - net of foreign tax credit (b)	34	(16)	(21)
Change in federal and state tax reserves (c)	(49)	(3)	11
Change in foreign tax reserves (d)		17	5
Domestic manufacturing deduction (e) (f)	(11)	(3)	(17)
Federal and state income tax return adjustments (f)	(3)	18	(9)
Foreign income tax return adjustments			(17)
Health Care Reform (g)	5
Foreign losses resulting from restructuring (d)	(46)	(46)
Enactment of the U.K.'s Finance Acts 2010 and 2008 (h)	(18)		(8)
Federal income tax credits (i)	(12)	(2)	15
Other	(6)	(17)	(20)
Total decrease	(138)	(74)	(49)
Total income tax expense from continuing operations	$262	$23	$301
Effective income tax rate	22.9%	8.3%	30.1%

(a)
Pennsylvania H.B. 1531, enacted in October 2009, increased the net operating loss limitation to 20% of taxable income for tax years beginning in 2010.  Based on the projected revenue increase related to the expiration of the Pennsylvania generation rate caps, PPL Energy Supply recorded a $52 million state deferred income tax benefit related to the reversal of deferred tax valuation allowances over the remaining carryforward period of the net operating losses.

(b)
During 2010, PPL Energy Supply recorded additional U.S. income tax expense resulting from increased taxable dividends and certain restructuring of U.K. entities.  The increased taxable dividends allowed PPL Energy Supply to fully utilize its foreign tax credit carryforward in 2010.

(c)
In 1997, the U.K. imposed a Windfall Profits Tax on privatized utilities, including WPD.  In September 2010, the U.S. Tax Court ruled in PPL Energy Supply's favor in a pending dispute with the IRS, concluding that the U.K. Windfall Profits Tax is a creditable tax for U.S. tax purposes.  As a result and with the finalization of other issues, PPL Energy Supply recorded a $42 million tax benefit to federal and state income tax reserves and related deferred income taxes during 2010.  In January 2011, the IRS appealed the U.S. Tax Court's decision to the U.S. Court of Appeals for the Third Circuit.  See Note 15 for additional information.

(d)
During 2010, PPL Energy Supply recorded a $46 million foreign tax benefit in conjunction with losses resulting from restructuring in the U.K.  These losses offset tax on a deferred gain from a prior year sale of WPD's supply business.

During 2009, PPL Energy Supply recorded a $46 million foreign tax benefit and a related $46 million tax reserve related to losses resulting from restructuring in the U.K.  Additionally, PPL Energy Supply recorded a $29 million foreign tax benefit related to the resolution of a tax dispute and foreign currency exchange losses.

(e)
During 2010, PPL Energy Supply recorded an increase in tax benefits related to domestic manufacturing deductions due to an increase in domestic taxable income resulting from the expiration of Pennsylvania generation rate caps in 2010.  In December 2010, Congress enacted legislation allowing for 100% bonus depreciation on qualified property.  The increased tax depreciation deduction related to bonus depreciation significantly reduced the tax benefits related to domestic manufacturing deductions during 2010.

(f)
During 2009, PPL Energy Supply received consent from the IRS to change its method of accounting for certain expenditures for tax purposes.  PPL Energy Supply deducted the resulting IRC Sec. 481 adjustment on its 2008 federal income tax return and recorded a $21 million adjustment to federal and state income tax expense resulting from the reduction in federal income tax benefits related to the domestic manufacturing deduction and certain state tax benefits related to state net operating losses.

(g)
Beginning in 2013, provisions within Health Care Reform eliminated the tax deductibility of retiree health care costs to the extent of federal subsidies received by plan sponsors that provide retiree prescription drug benefits equivalent to Medicare Part D Coverage.  As a result, PPL Energy Supply recorded deferred income tax expense during 2010.  See Note 13 for additional information.

(h)
The U.K.'s Finance Act of 2010, enacted in July 2010, included a reduction in the U.K. statutory income tax rate.  Effective April 1, 2011, the statutory income tax rate will be reduced from 28% to 27%.  As a result, PPL Energy Supply reduced its net deferred tax liabilities and recognized a deferred tax benefit.

The U.K.'s Finance Act 2008, enacted in July 2008, included a phase-out of tax depreciation on certain buildings.  As a result, PPL Energy Supply reduced its net deferred tax liabilities and recognized a deferred tax benefit.

(i)
During 2010, PPL Energy Supply recorded a deferred tax benefit related to investment tax credits on progress expenditures related to hydroelectric plant expansions.  See Note 8 for additional information.

During 2008, PPL Energy Supply recorded a $13 million expense to adjust the amount of synthetic fuel tax credits recorded during 2007. See Note 15 for additional information.

	2010	2009	2008
Taxes, other than income
State gross receipts	$15
State capital stock	4	$3	$3
Foreign property	52	57	66
Domestic property and other	28	26	17
Total	$99	$86	$86

For tax years 2000 through 2007, PPL Montana protested certain property tax assessments by the Montana Department of Revenue on its generation facilities.  The tax liabilities in dispute for 2000 through 2007, which had been paid and expensed by PPL Montana, totaled $45 million.  In January 2008, both parties reached a settlement for all years outstanding.  The settlement resulted in PPL Montana receiving a refund of taxes paid and interest totaling $8 million.  This settlement was recorded in 2008, of which $7 million was reflected in "Taxes, other than income" and $1 million was reflected in "Other Income (Expense) - net" on the Statement of Income.

(PPL Electric)

The provision for PPL Electric's deferred income taxes for regulated assets is based upon the ratemaking principles reflected in rates established by the PUC and the FERC.  The difference in the provision for deferred income taxes for regulated assets and the amount that otherwise would be recorded under GAAP is deferred and included in "Regulatory assets" on the Balance Sheets.

Significant components of PPL Electric's deferred income tax assets and liabilities were as follows:

	2010	2009
Deferred Tax Assets
Deferred investment tax credits	$3	$3
Accrued pension costs		36
Contributions in aid of construction	103	99
Regulatory obligations	4	28
State loss carryforwards	11
Other	24	39
Total deferred tax assets	145	205

Deferred Tax Liabilities
Electric utility plant - net	934	802
Taxes recoverable through future rates	105	105
Reacquired debt costs	12	14
Regulatory receivables	22
Other	19	23
Total deferred tax liabilities	1,092	944
Net deferred tax liability	$947	$739

PPL Electric has a state net operating loss carryforward that expires in 2030 of $176 million at December 31, 2010.

Details of the components of income tax expense, a reconciliation of federal income taxes derived from statutory tax rates applied to "Income Before Income Taxes" to income taxes for reporting purposes, and details of "Taxes, other than income" were:

	2010	2009	2008
Income Tax Expense (Benefit)
Current - Federal	$(127)	$80	$93
Current - State	(14)	22	8
Total Current Expense	(141)	102	101
Deferred - Federal	190	(4)	10
Deferred - State	10	(17)	(7)
Total Deferred Expense	200	(21)	3
Investment tax credit, net - Federal	(2)	(2)	(2)
Total income tax expense	$57	$79	$102

Total income tax expense - Federal	$61	$74	$101
Total income tax expense - State	(4)	5	1
Total income tax expense	$57	$79	$102

	2010	2009	2008
Reconciliation of Income Taxes
Federal income tax on Income Before Income Taxes at statutory tax rate - 35%	$67	$77	$97
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	9	10	9
Amortization of investment tax credit	(2)	(2)	(2)
Change in federal and state tax reserves (a)	(12)	(7)	(5)
Federal and state income tax return adjustments (b)	(1)	4	6
Depreciation not normalized	(3)	(1)	(1)
Other	(1)	(2)	(2)
Total increase (decrease)	(10)	2	5
Total income tax espense	$57	$79	$102
Effective income tax rate	29.7%	35.7%	36.7%

(a)
In July 2010, the U.S. Tax Court ruled in PPL Electric's favor in a pending dispute with the IRS, concluding that street lighting assets are depreciable for tax purposes over seven years.  As a result, PPL Electric recorded a $7 million tax benefit to federal and state income tax reserves and related deferred income taxes.  See Note 15 for information on the January 2011 IRS appeal, which at this time does not appear to include the street lighting decision.

During 2010, 2009 and 2008 PPL Electric recorded a $7 million, $6 million and $7 million tax benefit to federal and state income tax reserves related to stranded cost securitization.
(b)
During 2009, PPL Electric received consent from the IRS to change its method of accounting for certain expenditures for tax purposes.  PPL Electric deducted the resulting IRC Sec. 481 amount on its 2008 federal income tax return and recorded a $3 million adjustment to federal and state income tax expense resulting from the reversal of prior years' state income tax benefits related to regulated depreciation.

	2010	2009	2008
Taxes, other than income
State gross receipts	$130	$187	$199
State utility realty	5	5	4
State capital stock	2	2	2
Property and other	1		(2)
Total	$138	$194	$203

See Note 3 for information on a settlement related to PURTA tax that will be returned to PPL Electric customers.

(PPL, PPL Energy Supply and PPL Electric)

On February 24, 2011, the Pennsylvania Department of Revenue issued interpretive guidance on the treatment of bonus depreciation for Pennsylvania tax purposes.  Corporation Tax Bulletin 2011-01 indicates that Pennsylvania will allow 100% bonus depreciation for qualifying assets in the same year bonus depreciation is allowed for Federal tax purposes.  PPL is still evaluating the impact of this guidance and, while not yet quantified, its impact could be material.

Unrecognized Tax Benefits (PPL, PPL Energy Supply and PPL Electric)

Changes to unrecognized tax benefits were as follows:

	2010	2009
PPL
Beginning of period	$212	$202
Additions based on tax positions of prior years	68	36
Reduction based on tax positions of prior years	(50)	(11)
Additions based on tax positions related to the current year	43	50
Reductions based on tax positions related to the current year	(2)
Settlements	(17)	(55)
Lapse of applicable statutes of limitations	(8)	(8)
Acquisition of LKE	3
Effects of foreign currency translation	2	(2)
End of period	$251	$212

PPL Energy Supply
Beginning of period	$124	$119
Additions based on tax positions of prior years	65	17
Reduction based on tax positions of prior years	(47)	(5)
Additions based on tax positions related to the current year	43	50
Reductions based on tax positions related to the current year	(3)
Settlements	(1)	(55)
Effects of foreign currency translation	2	(2)
End of period	$183	$124

PPL Electric
Beginning of period	$74	$77
Additions based on tax positions of prior years	3	11
Reduction based on tax positions of prior years	(5)	(6)
Reductions based on tax positions related to the current year	(2)
Lapse of applicable statutes of limitations	(8)	(8)
End of period	$62	$74

At December 31, 2010, it was reasonably possible that during the next 12 months the total amount of unrecognized tax benefits could increase by as much as $28 million or decrease by up to $226 million for PPL, increase by as much as $1 million or decrease by up to $181 million for PPL Energy Supply and increase by as much as $28 million or decrease by up to $42 million for PPL Electric.  These changes could result from subsequent recognition, derecognition and/or changes in the measurement of uncertain tax positions related to the creditability of foreign taxes, the timing and utilization of foreign tax credits and the related impact on alternative minimum tax and other credits, the timing and/or valuation of certain deductions, intercompany transactions and unitary filing groups.  The events that could cause these changes are direct settlements with taxing authorities, litigation, legal or administrative guidance by relevant taxing authorities and the lapse of an applicable statute of limitation.

At December 31, 2010, the total unrecognized tax benefits and related indirect effects that, if recognized, would decrease the effective tax rate were:

	2010	2009

PPL	$183	$119
PPL Energy Supply	167	95
PPL Electric	13	15

At December 31, 2010, PPL, PPL Energy Supply and PPL Electric had a receivable for interest related to tax positions of $7 million, $8 million and $3 million.  At December 31, 2009, PPL, PPL Energy Supply and PPL Electric had a payable for interest related to tax positions of $36 million, $27 million and $5 million.

The following interest expense (benefit) was recognized in income taxes for the years:

	2010	2009	2008

PPL	$(39)	$1	$4
PPL Energy Supply	(30)	(1)	2
PPL Electric	(8)	(2)	2

The amounts recognized during 2010, 2009 and 2008 for PPL, PPL Energy Supply and PPL Electric were primarily the result of litigation, settlements with taxing authorities, additional interest accrued or reversed related to tax positions of prior years and the lapse of applicable statutes of limitations, with respect to certain issues.

PPL or its subsidiaries file tax returns in five major tax jurisdictions.  The income tax provision for PPL Energy Supply and PPL Electric is calculated in accordance with an intercompany tax sharing policy which provides that taxable income be calculated as if PPL Energy Supply, PPL Electric and any domestic subsidiaries each filed a separate consolidated return.  See Note 1 for additional information regarding PPL's tax sharing policy.  Based on this tax sharing agreement, PPL Energy Supply or its subsidiaries indirectly or directly file tax returns in five major tax jurisdictions and PPL Electric or its subsidiaries indirectly or directly file tax returns in two major tax jurisdictions.  With few exceptions, at December 31, 2010, these jurisdictions, as well as the tax years that are no longer subject to examination, were as follows:

PPL
	PPL	Energy Supply	PPL Electric

U.S. (federal)	1997 and prior	1997 and prior	1997 and prior
Pennsylvania (state)	2004 and prior	2004 and prior	2004 and prior
Kentucky (state)	2005 and prior
Montana (state)	2005 and prior	2005 and prior
U.K. (foreign)	2008 and prior	2008 and prior

6.  Preferred Securities

Preferred Stock

(PPL)

PPL is authorized to issue up to 10 million shares of preferred stock.  No PPL preferred stock was issued or outstanding in 2010, 2009, or 2008.

PPL classifies preferred securities of a subsidiary as "Noncontrolling Interests" on the Balance Sheets.  Dividend requirements of $17 million for 2010 and $18 million for 2009 and 2008 were included in "Net Income Attributable to Noncontrolling Interests" on the Statements of Income.

(PPL Electric)

PPL Electric is authorized to issue up to 629,936 shares of 4-1/2% Preferred Stock and 10 million shares of series preferred stock.  There were 247,524 shares of 4-1/2% Preferred Stock (amounting to $25 million) and an aggregate of 257,665 shares of four series of preferred stock (amounting to $26 million) issued and outstanding at December 31, 2009 and 2008.

In April 2010, PPL Electric redeemed all five series of its outstanding preferred stock, with a par value in the aggregate of $51 million, for $54 million including accumulated dividends.  The redeemed shares are no longer outstanding and represent only the right to receive the applicable redemption price, to the extent the shares have not yet been presented for payment.  The premium of $3 million is included in "Distributions on Preferred Securities" on the Statement of Income.

Preference Stock (PPL Electric)

There were 10 million shares of Preference Stock authorized and 2.5 million shares of PPL Electric's 6.25% Series Preference Stock (Preference Shares) issued and outstanding in 2010, 2009 and 2008.  The Preference Shares are held by a bank that acts as depositary for 10 million depositary shares, each of which represents a quarter interest in a share of Preference Shares.  Holders of the depositary shares are entitled to all proportional rights and preferences of the Preference Shares, including dividend, voting, redemption and liquidation rights, exercised through the bank acting as a depositary.  The Preference Shares rank senior to PPL Electric's common stock; they have no voting rights, except as provided by law, and they have a liquidation preference of $100 per share (equivalent to $25 per depositary share).  The Preference Shares, which have no stated maturity date and no sinking fund requirements, are redeemable by PPL Electric on or after April 6, 2011 for $100 per share (equivalent to $25 per depositary share).

Dividends on the Preference Shares will be paid when, as and if declared by the Board of Directors at a fixed annual rate of 6.25%, or $1.5625 per depositary share per year, and are not cumulative.  PPL Electric may not pay dividends on, or redeem, purchase or make a liquidation payment with respect to any of its common stock, except in certain circumstances, unless full dividends on the Preference Shares have been paid for the then-current dividend period.

7.  Financing Activities

Credit Arrangements and Short-term Debt

(PPL, PPL Energy Supply and PPL Electric)

PPL, PPL Energy Supply and PPL Electric maintain credit facilities to enhance liquidity and provide credit support, and as a backstop to commercial paper programs, when necessary.  The following credit facilities were in place at:

	December 31, 2010					December 31, 2009
				Letters of			Letters of
	Expiration		Borrowed	Credit	Unused	Borrowed	Credit
	Date	Capacity	(a)	Issued	Capacity	(a)	Issued
PPL
LG&E and KU Credit Facilities
LG&E Syndicated Credit Facility (b) (c)	Dec. 2014	$400	$163		$237	n/a	n/a
KU Syndicated Credit Facility (b)	Dec. 2014	400		$198	202	n/a	n/a
Total LG&E and KU Credit Facilities		$800	$163	$198	$439	n/a	n/a

PPL and PPL Energy Supply
Domestic Credit Facilities
Syndicated Credit Facility (d)	Dec. 2014	$3,000	$350		$2,650	n/a	n/a
3-year Bilateral Credit Facility (e)	Mar. 2013	200	n/a	$24	176	n/a	$4
5-year Structured Credit Facility (f)	Mar. 2011	300	n/a	161	139	n/a	285
5-year Syndicated Credit Facility (g)		n/a	n/a	n/a	n/a	$285	373
364-day Syndicated Credit Facility (h)		n/a	n/a	n/a	n/a
Total Domestic Credit Facilities		$3,500	$350	$185	$2,965	$285	$662

WPD Credit Facilities
WPDH Limited 5-year Syndicated
Credit Facility (i)	Jan. 2013	£150	£115	n/a	£35	£132	n/a
WPD (South West) 3-year Syndicated
Credit Facility (j)	July 2012	210		n/a	210	60	n/a
Uncommitted Credit Facilities (k)		63		£3	60	21	£3
Total WPD Credit Facilities (l)		£423	£115	£3	£305	£213	£3

PPL and PPL Electric
Syndicated Credit Facility (m)	Dec. 2014	$200		$13	$187	n/a	n/a
Asset-backed Credit Facility (n)	July 2011	150		n/a	150		n/a
5-year Syndicated Credit Facility (o)		n/a	n/a	n/a	n/a		$6
Total PPL Electric Credit Facilities		$350		$13	$337		$6

(a)	Amounts borrowed are recorded as "Short-term debt" on the Balance Sheets.

(b)
LG&E and KU each entered into a $400 million syndicated credit facility upon closing of the acquisition of LKE on November 1, 2010.  Under the facilities, LG&E and KU each have the ability to make cash borrowings and to request the lenders to issue letters of credit.  Borrowings generally bear interest at LIBOR-based rates plus a spread, depending upon the respective company's senior unsecured long-term debt rating.  Each company also pays customary commitment and letter of credit issuance fees under its respective facility.  The new credit facilities each contain a financial covenant requiring the respective borrower's debt to total capitalization not to exceed 70%, as calculated in accordance with the credit facilities, and other customary covenants.  Additionally, subject to certain conditions, LG&E and KU may each request that its respective facility's capacity be increased by up to $100 million.  An aggregate of $9 million of fees were incurred in 2010 in connection with establishing these facilities.  Such fees were deferred and are being amortized through December 2014.

(c)
The borrowing outstanding at December 31, 2010 bears interest at 2.27%.  Such borrowing was repaid in January 2011 with proceeds received from the remarketing of certain tax-exempt bonds that were held by LG&E at December 31, 2010, as discussed below in "Long-term Debt and Equity Securities."

(d)
In October 2010, PPL Energy Supply entered into a new $4 billion syndicated credit facility to replace its $400 million 364-day Syndicated Credit Facility, which expired in September 2010, and the $3.2 billion 5-year Syndicated Credit Facility.  PPL Energy Supply subsequently reduced the capacity of the facility to $3 billion effective December 2010.  Under this facility, PPL Energy Supply has the ability to make cash borrowings and to request the lenders to issue letters of credit.  Borrowings generally bear interest at LIBOR-based rates plus a spread, depending upon the company's senior unsecured long-term debt rating.  PPL Energy Supply also pays customary commitment and letter of credit issuance fees under this facility.  Similar to the facilities that were replaced, the new credit facility contains a financial covenant requiring PPL Energy Supply's debt to total capitalization to not exceed 65%, as calculated in accordance with the facility, and other customary covenants.  Additionally subject to certain conditions, PPL Energy Supply may request that the facility's capacity be increased by up to $500 million.

In October 2010, PPL Energy Supply borrowed $3.2 billion under this facility in order to enable a subsidiary to make loans to certain affiliates to provide interim financing of amounts required by PPL to partially fund PPL's acquisition of LKE.  Such borrowing bore interest at 2.26% and was refinanced by PPL primarily through the issuance of long-term debt by LG&E and KU Energy LLC, LG&E and KU, and the use of internal funds.  This borrowing and related repayments are included in "Net increase (decrease) in short-term debt" on the Statement of Cash Flows.  See "Long-term Debt and Equity Securities" below for a discussion of these debt issuances and the use of proceeds to repay affiliate loans.

PPL Energy Supply incurred an aggregate of $41 million of fees in 2010 in connection with establishing the new facility.  Such fees were initially deferred and amortized through December 2014.  In connection with the reduction in the capacity to $3 billion in December 2010, PPL Energy Supply wrote off $10 million, $6 million after tax, of deferred fees, which is reflected in "Interest Expense" in the Statement of Income.

The borrowings outstanding at December 31, 2010 bear interest at 2.27%.

(e)
In March 2010, PPL Energy Supply's 364-day bilateral credit facility was amended.  The amendment included extending the expiration date to March 2013, thereby making it a three-year facility, and setting related commitment and utilization fees based on the company's senior unsecured long-term debt rating.  Under this facility, PPL Energy Supply can request the bank to issue letters of credit but cannot make cash borrowings.  This credit facility contains a financial covenant requiring PPL Energy Supply's debt to total capitalization not to exceed 65%, as calculated in accordance with the credit facility, and other customary covenants.

(f)
Under this facility, PPL Energy Supply has the ability to request the lenders to issue letters of credit but cannot make cash borrowings.  PPL Energy Supply's obligations under this facility are supported by a $300 million letter of credit issued on PPL Energy Supply's behalf under a separate, but related, $300 million five-year credit agreement, also expiring in March 2011.  This credit facility contains a financial covenant requiring PPL Energy Supply's debt to total capitalization not to exceed 65%, as calculated in accordance with the credit facility, and other customary covenants.

(g)
This $3.2 billion facility was terminated in October 2010 and was replaced with a new syndicated credit facility as discussed above.  Under this facility, which had an expiration date of June 2012, PPL Energy Supply had the ability to make cash borrowings and to request the lenders to issue letters of credit.  Borrowings generally bore interest at LIBOR-based rates plus a spread, depending upon the company's senior unsecured long-term debt rating.  The interest rate on the borrowing outstanding at December 31, 2009 was 0.73%.

(h)
This $400 million facility expired in September 2010.  Under this facility, PPL Energy Supply had the ability to make cash borrowings and to request the lenders to issue up to $200 million of letters of credit.

(i)
Under this facility, WPDH Limited has the ability to make cash borrowings but cannot request the lenders to issue letters of credit.  WPDH Limited pays customary commitment fees under this facility, and borrowings bear interest at LIBOR-based rates plus a spread, depending on the company's long-term credit rating.  The cash borrowing outstanding at December 31, 2010 was a USD-denominated borrowing of $181 million, which equated to £115 million at the time of borrowing and bears interest at approximately 0.94%.  The interest rates at December 31, 2009 were approximately 1.55% on a USD-denominated borrowing of $181 million, which equated to £107 million at the time of borrowing, and a weighted-average rate of approximately 1.53% on GBP-denominated borrowings aggregating £25 million.

This credit facility contains financial covenants that require WPDH Limited to maintain an interest coverage ratio of not less than 3.0 times consolidated earnings before income taxes, depreciation and amortization and a RAB that exceeds total net debt by the higher of an amount equal to 15% of total net debt or £150 million, in each case as calculated in accordance with the credit facility.

(j)
Under this facility, WPD (South West) has the ability to make cash borrowings but cannot request the lenders to issue letters of credit.  WPD (South West) pays customary commitment fees under this facility, and borrowings bear interest at LIBOR-based rates plus a margin.  The weighted-average interest rate on the borrowings outstanding at December 31, 2009 was approximately 3.02%.

The facility contains financial covenants that require WPD (South West) to maintain an interest coverage ratio of not less than 3.0 times consolidated earnings before income taxes, depreciation and amortization and total net debt not in excess of 85% of its RAB, in each case calculated in accordance with the credit facility.

(k)	The weighted-average interest rate on the borrowings outstanding under these facilities at December 31, 2009 was 1.22%.

(l)
The total amount borrowed under WPD's credit facilities equated to $181 million and approximately $354 million at December 31, 2010 and 2009.  At December 31, 2010, the unused capacity of the WPD credit facilities was approximately $475 million.

(m)
In December 2010, PPL Electric entered into a new $200 million syndicated credit facility to replace its $190 million 5-year Syndicated Credit Facility.  Under this facility, PPL Electric has the ability to make cash borrowings and to request the lenders to issue letters of credit.  Borrowings generally bear interest at LIBOR-based rates plus a spread, depending upon the company's senior secured long-term debt rating.  The new credit facility contains a financial covenant requiring PPL Electric's debt to total capitalization not to exceed 70%, as calculated in accordance with the credit facility, and other customary covenants.  PPL Electric also pays customary commitment and letter of credit issuance fees under this facility.  Additionally, subject to certain conditions, PPL Electric may request that the facility's capacity be increased by up to $100 million.  An aggregate of $2 million of fees were incurred in 2010 in connection with establishing this facility.  Such fees were deferred and are being amortized through December 2014.

(n)
PPL Electric participates in an asset-backed commercial paper program through which PPL Electric obtains financing by selling and contributing its eligible accounts receivable and unbilled revenue to a special purpose, wholly owned subsidiary on an ongoing basis.  The subsidiary has pledged these assets to secure loans from a commercial paper conduit sponsored by a financial institution.  In July 2010, PPL Electric and the subsidiary extended the expiration date of the credit agreement to July 2011.  The subsidiary pays customary commitment fees under this facility, and borrowing costs vary based on the commercial paper conduit's actual cost to issue commercial paper that supports the debt.  Borrowings under this program are subject to customary conditions precedent.  PPL Electric uses the proceeds under the credit facility for general corporate purposes.

At December 31, 2010 and 2009, $248 million and $223 million of accounts receivable and $133 million and $192 million of unbilled revenue were pledged by the subsidiary under the credit agreement related to PPL Electric's and the subsidiary's participation in the asset-backed commercial paper program.  Based on the accounts receivable and unbilled revenue pledged, $150 million was available for borrowing at December 31, 2010.  PPL Electric's sale to its subsidiary of the accounts receivable and unbilled revenue is an absolute sale of the assets, and PPL Electric does not retain an interest in these assets.  However, for financial reporting purposes, the subsidiary's financial results are consolidated in PPL Electric's financial statements.  PPL Electric performs certain record-keeping and cash collection functions with respect to the assets in return for a servicing fee from the subsidiary.

(o)
This $190 million facility was terminated in December 2010 and was replaced with a new syndicated credit facility as discussed above.  Under this facility, which had an expiration date of May 2012, PPL Electric had the ability to make cash borrowings and to request the lenders to issue letters of credit.

(PPL and PPL Energy Supply)

In May 2010, PPL Energy Supply entered into a $500 million Facility Agreement expiring June 2017, whereby PPL Energy Supply has the ability to request up to $500 million of committed letter of credit capacity at fees to be agreed upon at the time of each request, based on certain market conditions.  As of December 31, 2010, PPL Energy Supply has not requested any capacity for the issuance of letters of credit under this arrangement.

In November 2010, PPL Energy Supply, PPL EnergyPlus, PPL Montour and PPL Brunner Island entered into an $800 million secured energy marketing and trading facility, whereby PPL EnergyPlus will receive credit to be applied to satisfy collateral posting obligations related to its energy marketing and trading activities with counterparties participating in the facility.  The credit amount is guaranteed by PPL Energy Supply, PPL Montour and PPL Brunner Island.  Amounts guaranteed by PPL Montour and PPL Brunner Island are secured by mortgages on the generating facilities owned by PPL Montour and PPL Brunner Island, which had an aggregate carrying value of $2.6 billion at December 31, 2010.  The facility expires in November 2015, but is subject to automatic one-year renewals under certain conditions.  There were no secured obligations under this facility at December 31, 2010.

(PPL and PPL Electric)

PPL Electric maintains a commercial paper program for up to $200 million to provide an additional financing source to fund its short-term liquidity needs, if and when necessary.  Commercial paper issuances are currently supported by PPL Electric's Syndicated Credit Facility, which expires in December 2014, based on available capacity.  PPL Electric had no commercial paper outstanding at December 31, 2010 and 2009.

Bridge Facility

(PPL)

Concurrently, and in connection with entering into the agreement to acquire LKE, PPL entered into a commitment letter with certain lenders pursuant to which, subject to the conditions set forth therein, the lenders committed to provide PPL with 364-day unsecured bridge financing of up to $6.5 billion, the proceeds of which, if drawn upon, were required to be used at closing of the acquisition (i) to fund the consideration for the acquisition and (ii) to pay certain fees and expenses in connection with the acquisition.  In June 2010, the commitment of such lenders for the bridge financing was syndicated to a group of banks, including the lenders under the commitment letter.  Upon the syndication of the commitment, PPL Capital Funding, as borrower, and PPL, as guarantor, entered into a $6.5 billion Bridge Facility.

The Bridge Facility was terminated on November 1, 2010 upon closing of the acquisition of LKE.  In 2010, PPL incurred $80 million of fees in connection with the Bridge Facility, which is reflected in "Interest Expense" on the Statement of Income.  No borrowings were made under the Bridge Facility.

Long-term Debt and Equity Securities

(PPL, PPL Energy Supply and PPL Electric)

	2010 (a)					2009
				PPL Energy			PPL Energy
	PPL			Supply	PPL Electric	PPL	Supply	PPL Electric
U.S.
Senior Unsecured Notes (b)	$3,574	(c)	(d)	$2,600		$2,700	$2,600
Junior Subordinated Notes, due
2018-2067 (e)	1,630					500
8.05% - 8.30% Senior Secured Notes,
due 2013 (f)	437			437		437	437
7.375% 1945 First Mortgage Bonds,
due 2014 (g)	10				$10	10		$10
Senior Secured/First Mortgage Bonds (h)	3,185	(d)			1,150	1,150		1,150
4.00% - 4.75% Senior Secured Bonds
(Pollution Control Series), due
2023-2029 (i) (j)	314				314	314		314
First Mortgage Bonds (Collateral
Series), due 2023-2037 (k)	925
Exempt Facilities Notes, due 2037-2038 (l)	231			231		231	231
Other (m)	7			5
Total U.S. Long-term Debt	10,313			3,273	1,474	5,342	3,268	1,474

U.K.
4.80436% - 9.25% Senior Unsecured
Notes, due 2017-2040 (n)	1,897			1,897		1,327	1,327
1.541% Index-linked Senior Unsecured
Notes, due 2053-2056 (o)	394			394		397	397
Total U.K. Long-term Debt	2,291			2,291		1,724	1,724
Total Long-term Debt Before Adjustments	12,604			5,564	1,474	7,066	4,992	1,474
Fair value adjustments from hedging
activities	50			1		44	3
Fair value adjustments from purchase
accounting (p)	38	(q)		30		35	35
Unamortized premium	7			7		9	9
Unamortized discount	(36)			(13)	(2)	(11)	(8)	(2)
Total Long-Term Debt	12,663			5,589	1,472	7,143	5,031	1,472
Less current portion of Long-term Debt	502			500
Total Long-term Debt, noncurrent	$12,161			$5,089	$1,472	$7,143	$5,031	$1,472

(a)	Aggregate maturities of long-term debt are:
PPL - 2011, $502; 2012, $0; 2013, $1,137; 2014, $310; 2015, $1,300; and $9,355 thereafter.
PPL Energy Supply - 2011, $500; 2012, $0; 2013, $737; 2014, $300; 2015, $300; and $3,727 thereafter.
PPL Electric - 2011, $0; 2012, $0; 2013, $400; 2014, $10; 2015, $100; and $964 thereafter.
None of the debt securities outstanding have sinking fund requirements.

(b)
PPL - interest rates range from 2.125% to 7.00%, and maturities range from 2011 to 2047.
PPL Energy Supply - interest rates range from 5.40% to 7.00%, and maturities range from 2011 to 2046.

Includes $300 million of 5.70% REset Put Securities due 2035 (REPSSM).  The REPS bear interest at a rate of 5.70% per annum to, but excluding, October 15, 2015 (Remarketing Date).  The REPS are required to be put by existing holders on the Remarketing Date either for (a) purchase and remarketing by a designated remarketing dealer or (b) repurchase by PPL Energy Supply.  Therefore, the REPS are reflected as a 2015 maturity for PPL and PPL Energy Supply in (a) above.  If the remarketing dealer elects to purchase the REPS for remarketing, it will purchase the REPS at 100% of the principal amount, and the REPS will bear interest on and after the Remarketing Date at a new fixed rate per annum determined in the remarketing.  PPL Energy Supply has the right to terminate the remarketing process.  If the remarketing is terminated at the option of PPL Energy Supply or under certain other circumstances, including the occurrence of an event of default by PPL Energy Supply under the related indenture or a failed remarketing for certain specified reasons, PPL Energy Supply will be required to pay the remarketing dealer a settlement amount as calculated in accordance with the related remarketing agreement.

Also includes $250 million of notes that may be redeemed at par beginning in July 2011.

(c)	Includes $99 million of notes that may be redeemed at par beginning in July 2012.

(d)
In November 2010, LG&E and KU Energy LLC issued $875 million aggregate principal amount of senior unsecured notes in two series:  $400 million of 2.125% Senior Notes due 2015 and $475 million of 3.750% Senior Notes due 2020.  LG&E and KU Energy LLC received proceeds of $864 million, net of discounts and underwriting fees, from the issuance of the notes.

Also in November 2010, LG&E issued $535 million aggregate principal amount of its first mortgage bonds in two series:  $250 million of 1.625% First Mortgage Bonds due 2015 and $285 million of 5.125% First Mortgage Bonds due 2040.  LG&E received proceeds of $527 million, net of discounts and underwriting fees, from the issuance of the bonds.  LG&E's first mortgage bonds are secured by the lien of the LG&E 2010 Mortgage Indenture, which creates a lien, subject to certain exceptions and exclusions, on substantially all of LG&E's real and tangible personal property located in Kentucky and used or to be used in connection with the generation, transmission and distribution of electricity and the storage and distribution of natural gas.  The aggregate carrying value of the property subject to the lien was $2.5 billion at December 31, 2010.

Also in November 2010, KU issued $1.5 billion aggregate principal amount of its first mortgage bonds in three series:  $250 million of 1.625% First Mortgage Bonds due 2015; $500 million of 3.250% First Mortgage Bonds due 2020 and $750 million of 5.125% First Mortgage Bonds due 2040.  KU received proceeds of $1.48 billion, net of discounts and underwriting fees, from the issuance of the bonds.  KU's first mortgage bonds are secured by the lien of the KU 2010 Mortgage Indenture, which creates a lien, subject to certain exceptions and exclusions, on substantially all of KU's real and tangible personal property located in Kentucky and used or to be used in connection with the generation, transmission and distribution of electricity.  The aggregate carrying value of the property subject to the lien was $4.0 billion at December 31, 2010.

Approximately $2.6 billion of the net proceeds from the LG&E and KU Energy LLC, LG&E and KU debt issuances, together with approximately $163 million of borrowings by LG&E under its syndicated credit facility, were applied to repay borrowings by these entities from a subsidiary of PPL Energy Supply, which borrowings were incurred to permit each of LG&E and KU Energy LLC, LG&E and KU to repay certain indebtedness owed to affiliates of E.ON AG upon the closing of PPL's acquisition of LKE.  In addition, LG&E and KU Energy LLC used net proceeds of its offering to make a $100 million return of capital to PPL.

The LG&E and KU Energy LLC senior notes and LG&E and KU first mortgage bonds were issued in private offerings to qualified institutional buyers and other transactions not subject to registration requirements under the Securities Act of 1933.  In connection with the issuances, each entity entered into a registration rights agreement with representatives of the initial purchasers of applicable notes or bonds, pursuant to which each issuer agreed to file, by mid-May 2011, a registration statement to exchange such notes or bonds for securities containing substantially identical terms (except for certain transfer restrictions), or in certain cases to file, by mid-May 2011, a registration statement covering resales of such notes or bonds.  Each issuer also agreed, under its registration rights agreement, to (i) use its commercially reasonable efforts to cause the registration statement to be declared effective under the Security Act by mid-August 2011 and (ii) upon effectiveness of the registration statement, take certain actions to promptly exchange the notes or bonds or, in the case of a registration statement covering resales of notes or bonds, keep the registration statement effective until no later than mid-November 2011.  Pursuant to each registration rights agreement, the issuer may be required to pay liquidated damages if it does not meet certain requirements under its registration rights agreement.  Liquidated damages will generally accrue with respect to the principal amount of the subject securities at a rate of 0.25% per annum for the first 90 days from and including the date on which a default specified under the applicable registration rights agreement occurs, and increase by an additional 0.25% per annum thereafter, provided that the liquidated damages rate shall not at any time exceed 0.50% per annum.  Liquidated damages will cease to accrue, with respect to the subject securities, when all registration defaults under the applicable registration rights agreement have been cured, or, if earlier, upon the redemption by the issuer or maturity of the notes or bonds.

(e)
In October 2010, PPL Capital Funding repurchased $20 million of its 2007 Series A Junior Subordinated Notes due 2067, for $19 million, plus accrued interest.  At December 31, 2010, $480 million of such notes remain outstanding.  The notes bear interest at 6.70% into March 2017, at which time the notes will bear interest at three-month LIBOR plus 2.665%, reset quarterly, until maturity.  Interest payments may be deferred, from time to time, on one or more occasions for up to ten consecutive years.  The notes may be redeemed at par beginning in March 2017.

2010 includes $1.15 billion of 4.625% Junior Subordinated Notes due 2018 that were issued in connection with PPL's issuance of Equity Units in June 2010.  See discussion of the Equity Units below for further information on such notes.

(f)	Represents lease financing consolidated through a VIE. See Note 22 for additional information.

(g)
The 1945 First Mortgage Bonds were issued under, and secured by, the lien of the 1945 First Mortgage Bond Indenture.  In December 2008, PPL Electric completed an in-substance defeasance of the 1945 First Mortgage Bonds by depositing sufficient funds with the trustee solely to satisfy the principal and remaining interest obligations on the bonds when due.  The amount of funds on deposit with the trustee was $13 million at December 31, 2010 and $14 million at December 31, 2009, and is recorded as restricted cash, primarily in other noncurrent assets on the Balance Sheets.

Also in December 2008, PPL Electric discharged the lien under the 1945 First Mortgage Bond Indenture, which covered substantially all electric distribution plant and certain transmission plant owned by PPL Electric.

(h)
PPL - interest rates range from 1.625% to 7.125%, and maturities range from 2013 to 2040.
PPL Electric - interest rates range from 4.95% to 7.125%, and maturities range from 2013 to 2039.

The senior secured and first mortgage bonds issued by PPL Electric are secured by the lien of the PPL Electric 2001 Mortgage Indenture, which covers substantially all electric distribution plant and certain transmission plant owned by PPL Electric.  The carrying value of PPL Electric's property, plant and equipment was approximately $3.6 billion and $3.3 billion at December 31, 2010 and 2009.

(i)
PPL Electric issued a series of its senior secured bonds to secure its obligations to make payments with respect to each series of Pollution Control Bonds that were issued by the LCIDA and the PEDFA on behalf of PPL Electric.  These senior secured bonds were issued in the same principal amount, contain payment and redemption provisions that correspond to and bear the same interest rate as such Pollution Control Bonds.  These senior secured bonds were issued under PPL Electric's 2001 Mortgage Indenture and are secured as noted in (h) above.   $224 million of such bonds may be redeemed at par beginning in 2015.

(j)
The related Pollution Control Bonds issued by the PEDFA on behalf of PPL Electric in an aggregate principal amount of $90 million were structured as variable-rate remarketable bonds, whereby PPL Electric could convert the interest rate mode on the bonds from time to time to a commercial paper rate, daily rate, weekly rate or a term rate of at least one year. The Pollution Control Bonds were remarketed in September 2010.  The bonds were in a term rate mode bearing interest at 4.85% until October 2010.  Effective October 2010, the term rate on the bonds was set at 4.00% through maturity.  PPL Electric may direct the PEDFA to redeem the bonds, in whole or in part, at par beginning in October 2020.  The bonds are subject to mandatory redemption upon a determination that the interest on the bonds would be included in the holders' gross income for federal tax purposes.

(k)
In October 2010, LG&E and KU each issued a series of its first mortgage bonds to the respective trustees of tax-exempt revenue bonds to secure its respective obligations to make payments with respect to each series of bonds.  The first mortgage bonds were issued in the same principal amount, contain payment and redemption provisions that correspond to and bear the same interest rate as such tax-exempt revenue bonds.  These first mortgage bonds were issued under the LG&E 2010 Mortgage Indenture and the KU 2010 Mortgage Indenture and are secured as noted in (d) above.  The related tax-exempt revenue bonds were issued by various governmental entities, principally counties in Kentucky, on behalf of LG&E and KU.  The related revenue bond documents allow LG&E and KU to convert the interest rate mode on the bonds from time to time to a commercial paper rate, daily rate, weekly rate, term rate of at least one year or, in some cases, an auction rate.  At December 31, 2010, an aggregate of $183 million of tax-exempt revenue bonds issued on behalf of LG&E and KU were in a term rate mode and had a weighted average interest rate of approximately 5.31%.  The remaining $742 million were in either a commercial paper rate, daily rate, weekly rate or auction rate mode and had a weighted average interest rate of approximately 0.45% at December 31, 2010.

Several series of the tax-exempt revenue bonds are insured by monoline bond insurers whose ratings were reduced due to exposures relating to insurance of sub-prime mortgages.  Of the bonds outstanding, $231 million are in the form of insured auction rate securities, wherein interest rates are reset either weekly or every 35 days via an auction process.  Beginning in late 2007, the interest rates on these insured bonds began to increase due to investor concerns about the creditworthiness of the bond insurers.  During 2008, interest rates increased, and LG&E and KU experienced failed auctions when there were insufficient bids for the bonds.  When a failed auction occurs, the interest rate is set pursuant to a formula stipulated in the indenture.  Since the date of acquisition of LKE by PPL, the average rate on LG&E's and KU's auction rate bonds in total was 0.49%.  As noted above, the instruments governing these auction rate bonds permit LG&E and KU to convert the bonds to other interest rate modes.

Certain variable rate tax-exempt revenue bonds totaling $511 million (including the $163 million discussed below) at December 31, 2010, are subject to tender for purchase by LG&E and KU at the option of the holder and to mandatory tender for purchase by LG&E and KU upon the occurrence of certain events.  At December 31, 2010, LG&E held $163 million of such bonds, which were issued on its behalf by Louisville/Jefferson County, Kentucky and are reflected as "Short-term investments" on the Balance Sheet.  In January 2011, the entire $163 million of bonds were remarketed to unaffiliated investors in a term rate mode, bearing interest at 1.90% into 2012.  The proceeds from the remarketing were used to repay the borrowing under LG&E's syndicated credit facility, which is discussed above in "Credit Arrangements and Short-term Debt."

(l)
In April 2009, the PEDFA issued $231 million aggregate principal amount of Exempt Facilities Revenue Refunding Bonds, Series 2009A and 2009B due 2038 and Series 2009C due 2037 (PPL Energy Supply, LLC Project), on behalf of PPL Energy Supply.  The Series 2009A bonds, in an aggregate principal amount of $100 million, and the Series 2009B bonds, in an aggregate principal amount of $50 million, were issued by the PEDFA in order to refund $150 million aggregate principal amount of Exempt Facilities Revenue Bonds, Series 2008A and 2008B (PPL Energy Supply, LLC Project) due 2038 that were issued by the PEDFA in December 2008 on behalf of PPL Energy Supply, and for which PPL Investment Corp. acted as initial purchaser.  The Series 2009C bonds, in an aggregate principal amount of $81 million, were issued in order to refund $81 million aggregate principal amount of Exempt Facilities Revenue Bonds, Series 2007 (PPL Energy Supply, LLC Project) due 2037 that were issued by the PEDFA in December 2007 on behalf of PPL Energy Supply.  Among other things, the completed refundings were able to take advantage of provisions in the Economic Stimulus Package that eliminated the application of the AMT to interest payable on the refinanced indebtedness.  The refundings of the bonds were effected by the ultimate distribution of $231 million by the PEDFA to the bond holders, including PPL Investment Corp.  As a result of the refundings of the bonds, PPL Investment Corp. received proceeds of $150 million, which is reflected as a cash flow from investing activities on the Statement of Cash Flows for PPL and PPL Energy Supply in 2009.

In connection with the issuance of each series of bonds by the PEDFA in 2009, PPL Energy Supply entered into separate loan agreements with the PEDFA pursuant to which the PEDFA loaned to PPL Energy Supply the proceeds of the Series 2009A, Series 2009B and Series 2009C bonds on payment terms that correspond to those of the bonds.  PPL Energy Supply issued separate promissory notes to the PEDFA to evidence its obligations under each of the loan agreements.  These loan agreements and promissory notes replaced those associated with the refunded 2007 and 2008 PEDFA bonds in a non-cash transaction that is excluded from the Statement of Cash Flows in 2009.

Similar to the Series 2007 Bonds and the Series 2008 Bonds, the Series 2009A, 2009B and 2009C bonds are structured as variable-rate remarketable bonds.  PPL Energy Supply may convert the interest rate mode on the bonds from time to time to a commercial paper rate, daily rate, weekly rate or a term rate of at least one year.  The bonds are subject to mandatory purchase by PPL Energy Supply under certain circumstances, including upon conversion to a different interest rate mode, and are subject to mandatory redemption upon a determination that the interest on the bonds would be included in the holders' gross income for federal tax purposes.  The Series 2009A bonds bore interest at an initial rate of 0.90% through June 30, 2009.  The Series 2009B bonds bore interest at an initial rate of 1.25% through September 30, 2009.  The Series 2009C bonds were in a weekly interest rate mode through December 9, 2009.

At December 31, 2009, each series of bonds was in a commercial paper rate mode.  The weighted average rate was 0.59%.

The interest rate mode on all three series of bonds was converted from a commercial paper rate to a term rate of 3.00% for five years, effective in September 2010.

(m)	PPL - 6.00% - 7.471% notes due 2011 - 2020. PPL Energy Supply - 6.00% notes due 2020.

(n)
In March 2010, WPD (South Wales) and WPD (South West) each issued £200 million of 5.75% Notes due 2040 (Notes).  The combined debt issuance of £400 million equated to $603 million at the time of issuance ($623 million at December 31, 2010), of which WPD received proceeds of £394 million, which equated to $593 million, net of discounts and underwriting fees.  The proceeds have been, or will be, used for general corporate purposes, including repayment of short-term debt, prepayment of certain pension contributions and funding of capital expenditures.  See Note 13 for further discussion of pension contributions.

Includes £225 million ($350 million at December 31, 2010 and $369 million at December 31, 2009) of notes that may be redeemed, in total but not in part, on December 21, 2026, at the greater of the principal value or a value determined by reference to the gross redemption yield on a nominated U.K. Government bond.

Also includes £1.0 billion ($1.6 billion) at December 31, 2010 and £625 million ($1.0 billion) at December 31, 2009 of notes that may be put by the holders back to the issuer for redemption if the long-term credit ratings assigned to the Notes by Moody's, S&P or Fitch are withdrawn by any of the rating agencies or reduced to a non-investment grade rating of Ba1 or BB+ in connection with a restructuring event.  A restructuring event includes the loss of, or a material adverse change to, the distribution license under which WPD (South Wales) and WPD (South West) operate.

Change from 2009 to 2010 includes a decrease of $53 million resulting from movements in foreign currency exchange rates.

(o)
The principal amount of these notes is adjusted on a semi-annual basis based on changes in a specified index, as detailed in the terms of the related indentures.  The adjustment to the principal amount from 2009 to 2010 was an increase of approximately £11 million ($17 million) and is offset by a $20 million decrease resulting from movements in foreign currency exchange rates.

These notes may be redeemed, in total by series, on December 1, 2026, at the greater of the adjusted principal value and a make-whole value determined by reference to the gross real yield on a nominated U.K. government bond.  Additionally, these notes may be put by the holders back to the issuer for redemption if the long-term credit ratings assigned to the notes by Moody's, S&P or Fitch are withdrawn by any of the rating agencies or reduced to a non-investment grade rating of Ba1 or BB+ in connection with a restructuring event.  A restructuring event includes the loss of, or a material adverse change to, the distribution license under which the issuer operates.

(p)	Reflects adjustments made to record WPD's long-term debt at fair value at the time of acquisition of the controlling interest in WPD in 2002.

(q)	Reflects adjustments made to record LG&E's and KU's long-term debt at fair value at the time of acquisition of LKE in 2010.

(PPL)

In June 2010, PPL issued 103.5 million shares of its common stock at a public offering price of $24.00 per share, for a total of $2.484 billion.  Proceeds from the issuance were $2.409 billion, net of the $75 million underwriting discount.  PPL also issued 23 million Equity Units at a stated amount per unit of $50.00 for a total of $1.150 billion.  Proceeds from the issuance were $1.116 billion, net of the $34 million underwriting discount.  PPL invested the net proceeds in U.S. government obligations, bank deposits and other highly rated investments until needed to partially fund the acquisition of LKE and pay certain acquisition-related fees and expenses.

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

The 2018 Notes are fully and unconditionally guaranteed by PPL as to payment of principal and interest.  The 2018 Notes initially bear interest at 4.625% and are not subject to redemption prior to July 2015.  Beginning July 2015, PPL Capital Funding may, at its option, redeem the 2018 Notes, in whole but not in part, at any time, at par plus accrued and unpaid interest.  The 2018 Notes are expected to be remarketed in 2013 in two tranches, such that neither tranche will have an aggregate principal amount of less than the lesser of $300 million and 50% of the aggregate principal amount of the 2018 Notes to be remarketed.  One tranche will mature on or about the third anniversary of the settlement of the remarketing, and the other tranche will mature on or about the fifth anniversary of such settlement.  The 2018 Notes will be remarketed as subordinated, unsecured obligations of PPL Capital Funding, as PPL Capital Funding notified the trustee in September 2010 of its irrevocable election to maintain the subordination provisions of the notes and related guarantees in a remarketing.  Upon a successful remarketing, the interest rate on the 2018 Notes may be reset and the maturity of the tranches may be modified as necessary.  In connection with a remarketing, PPL Capital Funding may elect, with respect to each tranche, to extend or eliminate the early redemption date and/or calculate interest on the notes of a tranche on a fixed or floating rate basis.  If the remarketing fails, holders of the 2018 Notes will have the right to put their notes to PPL Capital Funding on July 1, 2013 for an amount equal to the principal amount plus accrued interest.

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

In the financial statements, the proceeds from the sale of the Equity Units were allocated to the 2018 Notes and the Purchase Contracts, including the obligation to make contract adjustment payments, based on the underlying fair value of each instrument at the time of issuance.  As a result, the 2018 Notes were recorded at $1.150 billion, which approximated fair value, as long-term debt.  At the time of issuance, the present value of the contract adjustment payments of $157 million was recorded to other liabilities, representing the obligation to make contract adjustment payments, with an offsetting reduction to capital in excess of par value for the issuance of the Purchase Contracts, which approximated the fair value of each.  The liability is being accreted through interest expense over the three-year term of the Purchase Contracts.  The initial valuation of the contract adjustment payments is considered a non-cash transaction that is excluded from the Statement of Cash Flows in 2010.  Costs to issue the Equity Units were primarily allocated on a relative cost basis, resulting in $29 million being recorded to capital in excess of par value and $7 million being recorded to other noncurrent assets.  See Note 4 for EPS considerations related to the Purchase Contracts.

Legal Separateness

(PPL, PPL Energy Supply and PPL Electric)

In 2001, PPL Electric completed a strategic initiative to confirm its legal separation from PPL and PPL's other affiliated companies.  This initiative was designed to enable PPL Electric to substantially reduce its exposure to volatility in energy prices and supply risks through 2009 and to reduce its business and financial risk profile by, among other things, limiting its business activities to the transmission and distribution of electricity and businesses related to or arising out of the electric transmission and distribution businesses.  In connection with this initiative, PPL Electric:

•
obtained long-term electric supply contracts to meet its PLR obligations (with its affiliate PPL EnergyPlus) through 2009, as further described in Note 16 under "PLR Contracts" (also see Note 15 under "Energy Purchase Commitments" for information on current PLR supply procurement procedures);

•	agreed to limit its businesses to electric transmission and distribution and related activities;
•
adopted amendments to its Articles of Incorporation and Bylaws containing corporate governance and operating provisions designed to clarify and reinforce its legal and corporate separateness from PPL and its other affiliated companies; and

•
appointed an independent director to its Board of Directors and required the unanimous approval of the Board of Directors, including the consent of the independent director, to amendments to these corporate governance and operating provisions or to the commencement of any insolvency proceedings, including any filing of a voluntary petition in bankruptcy or other similar actions.

In addition, in connection with the issuance of certain series of bonds, PPL Electric entered into a compliance administration agreement with an independent compliance administrator to review, on a semi-annual basis, its compliance with the corporate governance and operating requirements contained in its Articles of Incorporation and Bylaws.  Such series of bonds are no longer outstanding and the compliance administration agreement has terminated, but PPL Electric continues to comply with the corporate separateness provisions in its Articles of Incorporation and Bylaws.

The enhancements to PPL Electric's legal separation from its affiliates are intended to minimize the risk that a court would order PPL Electric's assets and liabilities to be substantively consolidated with those of PPL or another affiliate of PPL in the event that PPL or another PPL affiliate were to become a debtor in a bankruptcy case.  Based on these various measures, PPL Electric was able to issue and maintain a higher level of debt and use it to replace higher cost equity, thereby maintaining a lower total cost of capital.  Nevertheless, if PPL or another PPL affiliate were to become a debtor in a bankruptcy case, there can be no assurance that a court would not order PPL Electric's assets and liabilities to be consolidated with those of PPL or such other PPL affiliate.

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

Distributions, Capital Contributions and Related Restrictions

(PPL)

In February 2010, PPL announced an increase to its quarterly common stock dividend, effective April 1, 2010, to 35.0 cents per share (equivalent to $1.40 per annum).  Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, cash flows, financial and legal requirements and other factors.

Neither PPL Capital Funding nor PPL may declare or pay any cash dividend or distribution on its capital stock during any period in which PPL Capital Funding defers interest payments on its 2007 Series A Junior Subordinated Notes due 2067.  Additionally, as discussed above in "Long-term Debt and Equity Securities," subject to certain exceptions, PPL may not declare or pay any dividend or distribution on its capital stock until any deferred interest payments on its 4.625% Junior Subordinated Notes due 2018 have been paid and deferred contract adjustment payments on PPL's Purchase Contracts have been paid.  At December 31, 2010, no payments were deferred on either series of junior subordinated notes or the Purchase Contracts.

PPL relies on dividends or loans from its subsidiaries to fund PPL's dividends to its common shareholders.  The net assets of certain PPL subsidiaries are subject to legal restrictions.  LG&E, KU and PPL Electric are subject to Section 305(a) of the Federal Power Act, which makes it unlawful for a public utility to make or pay a dividend from any funds "properly included in capital account."  The meaning of this limitation has never been clarified under the Federal Power Act.  LG&E, KU and PPL Electric believe, however, that this statutory restriction, as applied to their circumstances, would not be construed or applied by the FERC to prohibit the payment from retained earnings of dividends that are not excessive and are for lawful and legitimate business purposes.  Also, under Virginia law, KU is prohibited from making loans to affiliates without the prior approval of the VSCC.  There are no comparable statutes under Kentucky law applicable to LG&E and KU, or under Pennsylvania law applicable to PPL Electric.  However, Orders from the KPSC require LG&E or KU to obtain prior regulatory consent or approval before loaning funds to PPL.  At December 31, 2010, the net restricted assets of LG&E and KU were approximately $4.4 billion.

(PPL and PPL Energy Supply)

The PPL Montana Colstrip lease places certain restrictions on PPL Montana's ability to declare dividends.  At this time, PPL believes that these covenants will not limit PPL's or PPL Energy Supply's ability to operate as desired and will not affect their ability to meet any of their cash obligations.  WPD subsidiaries also have financing arrangements that limit their ability to pay dividends.  However, PPL does not, at this time, expect that any of such limitations would significantly impact PPL's or PPL Energy Supply's ability to meet their cash obligations.

(PPL Energy Supply)

In 2010, PPL Energy Supply distributed $4.7 billion to its parent company, PPL Energy Funding, and received cash contributions of $3.6 billion.  The cash contributions received from its parent related primarily to the funds received by PPL in June 2010 from the issuance of common stock and Equity Units.  These funds were invested by a subsidiary of PPL Energy Supply until they were returned to PPL Energy Funding in October 2010 to be available to partially fund PPL's acquisition of LKE and pay certain acquisition-related fees and expenses.

(PPL and PPL Electric)

As discussed in Note 6, PPL Electric may not pay dividends on its common stock, except in certain circumstances, unless full dividends have been paid on the Preference Shares for the then-current dividend period.  The quarterly dividend rate for PPL Electric's Preference Shares is $1.5625 per share.  PPL Electric has declared and paid dividends on its outstanding Preference Shares since issuance.  Dividends on the Preference Shares are not cumulative and future dividends, declared at the discretion of PPL Electric's Board of Directors, will be dependent upon future earnings, cash flows, financial and legal requirements and other factors.

(PPL Electric)

During 2010, PPL Electric paid common stock dividends of $71 million to PPL and received cash contributions of $55 million.

PPL Electric is subject to Section 305(a) of the Federal Power Act, which makes it unlawful for a public utility to make or pay a dividend from any funds "properly included in capital account."  The meaning of this limitation has never been clarified under the Federal Power Act.  PPL Electric believes, however, that this statutory restriction, as applied to its circumstances, would not be construed or applied by the FERC to prohibit the payment from retained earnings of dividends that are not excessive and are for lawful and legitimate business purposes.

8.  Acquisitions, Development and Divestitures

(PPL, PPL Energy Supply and PPL Electric)

PPL and its subsidiaries continuously evaluate strategic options and, from time to time, negotiate with third parties regarding acquisitions and dispositions of businesses and assets, joint ventures and development projects, which may or may not result in consummated transactions.  Any resulting transactions may impact future financial results.  See Note 9 for information on anticipated and completed sales of businesses that were presented as discontinued operations by PPL and PPL Energy Supply and Note 10 for information on PPL's acquisition of LKE.

Domestic

Development

(PPL)

In 2006, LKE entered into a construction contract related to the Trimble County Unit 2 (TC2) project, a coal-fired generating plant with capacity of 760 MW, of which the LG&E and KU share is 75% or 570 MW.  The contract is a turnkey agreement for the design, engineering, procurement, construction, commissioning, testing and delivery of the project, according to designated specifications, terms and conditions.  LKE's share of the expected capital cost of the TC2 project is $860 million.  With limited exceptions LKE took care, custody and control of TC2 on January 22, 2011, and has dispatched the unit to meet customer demand since that date.  LG&E and KU and the contractor agreed to a further amendment of the construction agreement whereby the contractor will complete certain actions relating to identifying and completing any necessary modifications to allow operation of TC2 on all fuels in accordance with initial specifications prior to certain dates, and amending the provisions relating to liquidated damages.  LKE cannot currently estimate the ultimate outcome of these matters.  See Notes 14 and 15 for additional information.

(PPL and PPL Energy Supply)

In 2007, PPL requested FERC approval to expand the capacity of its Holtwood hydroelectric plant.  In 2008, PPL withdrew the application due to then-prevailing economic conditions, including the high cost of capital and projected future energy prices.  As a result, the Supply segment recorded an impairment of $22 million ($13 million after tax), which is included in "Other operation and maintenance" on the Statements of Income.  In 2009, PPL filed a new application with the FERC to expand capacity at its Holtwood hydroelectric plant, which the FERC approved.  PPL reconsidered this project in light of the availability of tax incentives and potential federal loan guarantees for renewable projects contained in the Economic Stimulus Package.  The expansion project has an expected capital cost of approximately $434 million.  Construction continues on the project, with commercial operations scheduled to begin in 2013.  At December 31, 2010, expected remaining expenditures are $304 million.

In 2009, PPL Montana received FERC approval for its request to redevelop the Rainbow hydroelectric facility at Great Falls, Montana to increase capacity by 28 MW.  The redevelopment project's expected cost is $212 million.  Construction continues on the project, with commercial operations scheduled to begin in 2012.  At December 31, 2010, expected remaining expenditures are $100 million.

PPL believes that it is qualified for either investment tax credits or Treasury grants for the hydroelectric plant expansion projects at the Holtwood and Rainbow facilities.  PPL has recognized investment tax credits and is evaluating whether to seek Treasury grants in lieu of the credits.  During 2010, PPL recorded deferred investment tax credits of $52 million related to tax years 2010 and 2009.  PPL anticipates recognizing an additional $90 million in tax credits for tax years 2011 and 2012.  These credits reduce PPL's tax liability and will be amortized over the life of the related assets.

In 2008, PPL Susquehanna received NRC approval for its request to increase the generation capacity of the Susquehanna nuclear plant.  The project is being completed in phases over several years.  PPL Susquehanna's share of the total expected capacity increase is currently estimated to be 195 MW.  The final phase of the Unit 1 uprate was completed in 2010 and yielded 55 MW for PPL Susquehanna.  The final Unit 2 uprate is scheduled for 2011 and is projected to yield an additional 50 MW for PPL Susquehanna.  At December 31, 2010, PPL Susquehanna's share of expected remaining expenditures is $15 million.

In 2008, a PPL Energy Supply subsidiary submitted a COLA to the NRC for the proposed Bell Bend nuclear generating unit (Bell Bend) to be built adjacent to the Susquehanna plant.  Also in 2008, the COLA was formally docketed and accepted for review by the NRC.  PPL continues to respond to questions from the NRC regarding technical and site specific information provided in the initial COLA and subsequent amendments.  PPL does not expect to complete the COLA review process with the NRC prior to 2013.

In 2008, a PPL Energy Supply subsidiary submitted Parts I and II of an application for a federal loan guarantee for Bell Bend to the DOE.  In 2009, the DOE announced that it was working to finalize loan guarantees related to four projects, not including Bell Bend.  Eight of the ten applicants who submitted Part II applications remain active in the DOE program; however, the DOE has stated that the $18.5 billion currently appropriated to support new nuclear projects would not likely be enough for more than three projects.  The PPL Energy Supply subsidiary submits quarterly application updates for Bell Bend to the DOE to remain active in the loan guarantee application process.

PPL has made no decision to proceed with construction of Bell Bend and expects that such decision will not be made for several years given the anticipated lengthy NRC license approval process.  Additionally, PPL has announced that it does not expect to proceed with construction absent favorable economics, a joint arrangement with other interested parties and a federal loan guarantee or other acceptable financing.  PPL and its subsidiaries are currently authorized by PPL's Board of Directors to spend up to $144 million on the COLA and other permitting costs (including land costs) necessary for construction.  At December 31, 2010 and 2009, $109 million and $77 million of costs associated with the licensing application were capitalized and are included on the Balance Sheets in noncurrent "Other intangibles."  PPL believes it is probable that these costs are ultimately recoverable following NRC approval of the COLA either through construction of the new nuclear unit, transfer of the COLA rights to a joint venture, or sale of the COLA rights to another party.

(PPL and PPL Electric)

In 2007, PJM directed the construction of a new 150-mile, 500-kilovolt transmission line between the Susquehanna substation in Pennsylvania and the Roseland substation in New Jersey that it identified as essential to long-term reliability of the Mid-Atlantic electricity grid.  PJM determined that the line is needed to prevent potential overloads that could occur as early as 2012 on several existing transmission lines in the interconnected PJM system.  PJM has directed PPL Electric to construct the portion of the Susquehanna-Roseland line in Pennsylvania and has directed Public Service Electric & Gas Company to construct the portion of the line in New Jersey, in each case by June 1, 2012.  PPL Electric's estimated share of the project costs is approximately $500 million.

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

9.  Discontinued Operations

(PPL and PPL Energy Supply)

Anticipated Sale of Certain Non-core Generation Facilities

As part of the LKE acquisition financing strategy, management explored the sale of certain non-core assets.  As a result of this process, in September 2010 certain PPL Energy Supply subsidiaries signed definitive agreements to sell their ownership interests in certain non-core generation facilities, included in the Supply segment, for approximately $381 million in cash.  The transaction includes the natural gas-fired facilities in Wallingford, Connecticut and University Park, Illinois and a PPL Energy Supply subsidiary's share in Safe Harbor Water Power Corporation, which owns a hydroelectric facility in Conestoga, Pennsylvania and which is accounted for as an equity investment.

These non-core generation facilities met the held for sale criteria in the third quarter of 2010.  As a result, assets with a carrying amount of $473 million were written down to their estimated fair value (less cost to sell) of $377 million at September 30, 2010, resulting in a pre-tax impairment charge of $96 million ($58 million after tax).  In addition, $5 million ($4 million after tax) of allocated goodwill was written off in the third quarter of 2010.  During the fourth quarter of 2010, additional tax expense of $2 million was recorded.  These charges are included in "Income (Loss) from Discontinued Operations (net of income taxes)" on the 2010 Statements of Income.  The sale is expected to close in the first quarter of 2011, subject to the receipt of necessary regulatory approvals and third-party consents.

Following are the components of Discontinued Operations in the Statements of Income.

	2010	2009	2008

Operating revenues	$113	$106	$150
Operating expenses (a)	156	42	60
Operating income (loss)	(43)	64	90
Other income (expense) - net	2	2	2
Interest expense (b)	11	9	7
Income (loss) before income taxes	(52)	57	85
Income tax expense (benefit)	(18)	24	35
Income (Loss) from Discontinued Operations	$(34)	$33	$50

(a)	2010 includes the impairments to the carrying value of the generation facilities being sold and the write-off of allocated goodwill.
(b)	Represents allocated interest expense based upon debt attributable to the generation facilities being sold.

The major classes of assets reported as held for sale on the Balance Sheet at December 31, 2010 were $357 million of PP&E and a $13 million equity method investment (corresponding amounts at December 31, 2009 were $461 million of PP&E and a $13 million equity method investment, which have not been reclassified on the Balance Sheet as of that date).

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

In the second quarter of 2009, the Long Island generation business met the held for sale criteria.  As a result, at June 30, 2009, net assets held for sale were written down to their estimated fair value less cost to sell, resulting in a pre-tax impairment charge of $52 million ($34 million after tax).  At both September 30 and December 31, 2009, the estimated fair value (less cost to sell) was remeasured and additional impairments totaling $10 million ($3 million after tax) were recorded.  In addition, $2 million ($1 million after tax) of goodwill allocated to this business was written off in 2009.  PPL Energy Supply recorded a loss on the sale of $3 million during the first quarter of 2010 due to the price-reduction provisions.  The losses recognized in the third and fourth quarters of 2009 and the first quarter of 2010 did not significantly impact earnings, as such amounts were substantially offset by tolling revenues from the Long Island generation assets during the same periods.  These amounts are included in "Income (Loss) from Discontinued Operations (net of income taxes)" on the Statements of Income.

The tolling agreements related to these plants were transferred to the new owner upon completion of the sale.

Following are the components of Discontinued Operations in the Statements of Income.

	2010		2009	2008

Operating revenues		$4	$24	$26
Operating expenses (a)		4	73	8
Operating income (loss)			(49)	18
Interest expense (b)			4	3
Income (loss) before income taxes			(53)	15
Income tax expense (benefit)			(20)	5
Income (Loss) from Discontinued Operations	$		$(33)	$10

(a)	2010 includes the loss on the sale of the business. 2009 includes impairment charges.
(b)	Represents allocated interest expense based upon debt attributable to PPL's Long Island generation business.

Upon completion of the sale, $41 million of PP&E and an $86 million net investment in a direct-financing lease, which had been classified as held for sale at December 31, 2009, were removed from the Balance Sheet.

Sale of Maine Hydroelectric Generation Facilities

Sale of the Remaining Maine Hydroelectric Generation Business

In December 2010, a PPL Energy Supply subsidiary completed the sale of its remaining three hydroelectric facilities in Maine, which were included in the Supply segment, for $24 million.  As a result of the sale, PPL Energy Supply recorded a gain of $11 million ($7 million after tax), reflected in "Income (Loss) from Discontinued Operations (net of income taxes)" on the 2010 Statement of Income.  Upon completion of the sale, assets totaling $13 million, primarily PP&E, were removed from the Balance Sheet.

Sale of the Majority of Maine Hydroelectric Generation Business

In 2009, a PPL Energy Supply subsidiary completed the sale of the majority of its Maine hydroelectric generation business, which was included in the Supply segment, for $81 million in cash, adjusted for working capital.  The assets sold in this transaction included five hydroelectric facilities and a 50% equity interest in a sixth hydroelectric facility, which had been accounted for as an equity investment, together with rights to increase energy output at these facilities upon completion of the sale of the PPL Energy Supply subsidiary's three other hydroelectric facilities in Maine (see "Sale of the Remaining Maine Hydroelectric Generation Business" above).  As a result of the sale of the majority of the Maine hydroelectric generation business, PPL Energy Supply recorded a gain of $38 million ($22 million after tax), reflected in "Income (Loss) from Discontinued Operations (net of income taxes)" on the 2009 Statement of Income.  Additionally, in December 2010, the PPL Energy Supply subsidiary received $14 million in contingent consideration, which was tied to its completion of the sale of the three other hydroelectric facilities noted above.  PPL Energy Supply accordingly recorded a gain of $14 million ($8 million after tax), reflected in "Income (Loss) from Discontinued Operations (net of income taxes)" on the Statement of Income.

Following are the components of Discontinued Operations in the Statements of Income.

	2010	2009	2008

Operating revenues		$5	$11
Operating expenses (a)	$(25)	(34)	3
Operating income	25	39	8
Other income (expense) - net		3	2
Interest expense (b)		1	1
Income before income taxes	25	41	9
Income tax expense	10	17	4
Income from Discontinued Operations	$15	$24	$5

(a)	Includes the gains recorded on the sales.
(b)	Represents allocated interest expense based upon debt attributable to the Maine hydroelectric generation business sold.

Sale of Interest in Wyman Unit 4

As a result of management's ongoing strategic review of PPL Energy Supply's non-core asset portfolio, in 2009, a PPL Energy Supply subsidiary sold its 8.33% ownership interest in the Wyman Unit 4 generating station, an oil-fired plant located in Yarmouth, Maine.  PPL Energy Supply's interest in the plant was included in the Supply segment.  In connection with the sale, PPL Energy Supply recorded a loss of $6 million ($4 million after tax).  This charge is included in "Income (Loss) from Discontinued Operations (net of income taxes)" on the 2009 Statement of Income.

Sale of Latin American Businesses

In 2007, PPL Energy Supply completed the sale of its regulated electricity delivery businesses in Chile, El Salvador and Bolivia, which were included in the International Regulated segment.  In 2008, PPL Global recognized income tax benefits and miscellaneous expenses in Discontinued Operations in connection with the dissolution of certain Latin American holding companies.  This process was substantially completed in 2008.  In 2009, PPL Energy Supply identified a correction to the previously computed tax bases of the Latin American businesses.  The most significant adjustment related to the sale of the El Salvadoran business and was largely due to returns of capital in certain prior years that had not been reflected in the calculated tax basis.  As a result, PPL Energy Supply recorded $24 million of additional income tax expense in 2009, which is reflected on the Statement of Income in "Income (Loss) from Discontinued Operations (net of income taxes)."  The additional expense is not considered by management to be material to the 2009 financial statements.

Following are the components of Discontinued Operations in the Statements of Income.

	2009	2008

Operating expenses		$2
Operating loss		(2)
Other income (expense) - net		(1)
Loss before income taxes		(3)
Income tax expense (benefit) (a)	$27	(8)
Income (Loss) from Discontinued Operations	$(27)	$5

(a)	2009 includes the $24 million income tax adjustment referred to above. 2008 includes $6 million from the recognition of a previously unrecognized tax benefit associated with a prior year tax position.

(PPL)

WKE

Prior to its November 1, 2010 acquisition by PPL, WKE had a 25-year lease for and operated nine generating facilities of Big Rivers Electric Corporation, a power-generating cooperative in western Kentucky, and a tenth facility owned by the City of Henderson, Kentucky.  In 2007, WKE entered into an agreement to terminate the lease, which closed in 2009, prior to PPL acquiring LKE.  As part of the lease termination, WKE was obligated to pay a former customer, an aluminum smelter, an aluminum production payment in lieu of a lump-sum cash consent payment, as well as the difference between the electricity prices charged by WKE under the previous long-term sales contract and the electricity prices charged by the aluminum smelter's current electricity supplier.  This obligation was partially mitigated by the opportunity to make off-system sales, when economic, for the contractual demand not used by the aluminum smelter.  In addition, the total amount of the obligation to this smelter was limited to $82 million.  Any amount paid by WKE over the limit has been recorded as an interest-bearing receivable and is required to be repaid (plus interest) only if certain conditions occur by 2028.  Such exposure expired in January 2011.  In addition, because the former customer posted a letter of credit supporting payment to its current electricity supplier, WKE reversed a portion of the liability associated with its guarantee of payment by the former customer.  Also, WKE had an obligation to another aluminum smelter, also a former customer, to make an escrow payment of approximately $4 million, which was included in the liability at December 31, 2010, and was paid in January 2011.  The income statement impacts are included in the Kentucky Regulated segment and are reflected in "Income (Loss) from Discontinued Operations (net of income taxes)" on the Statements of Income.  See Note 15 for additional information related to the termination of the lease.  The results of operations for 2010 were insignificant.

Sale of Gas and Propane Businesses

In 2007, PPL completed a review of strategic options for its natural gas distribution and propane businesses and announced its intention to sell these businesses, which were included in the Pennsylvania Regulated segment.  PPL completed the sale in October 2008 for $268 million in cash, adjusted for working capital at the sale date, pursuant to a stock purchase agreement.  Sale proceeds of $303 million, including estimated working capital, were contributed to PPL Energy Supply through its parent, PPL Energy Funding.  In 2008, PPL recorded impairment and other charges related to the sale totaling $10 million ($6 million after tax).  Also in 2008, PPL Gas Utilities paid a $3 million ($2 million after tax) premium to prepay the entire $10 million aggregate principal of its 8.70% Senior Notes due December 2022.  In 2009, PPL recognized an insignificant charge in Discontinued Operations in connection with the settlement of the working capital adjustment.

Following are the components in Discontinued Operations in the Statements of Income.

2008

Operating revenues	$162
Operating expenses (a)	154
Operating income	8
Other income (expense) - net	(3)
Interest expense (b)	4
Income before income taxes	1
Income tax benefit	(2)
Income from Discontinued Operations	$3

(a)	Includes impairment and other charges related to the sale.
(b)	Includes $3 million of allocated interest expense based upon debt attributable to PPL's natural gas distribution and propane businesses.

10.  Acquisition of E.ON U.S. LLC

(PPL)

On November 1, 2010 (acquisition date), PPL completed the acquisition of all of the limited liability company interests of E.ON U.S. LLC from a wholly owned subsidiary of E.ON AG.  Upon completion of the acquisition, E.ON U.S. LLC was renamed LG&E and KU Energy LLC.  LG&E and KU Energy LLC is a holding company with regulated utility operations conducted through its subsidiaries, LG&E and KU.  The acquisition substantially reapportions the mix of PPL's regulated and competitive businesses by increasing the regulated portion of its business, strengthens PPL's credit profile and enhances rate-regulated growth opportunities as the regulated businesses make investments to improve infrastructure and customer reliability.

The fair value of the consideration paid for E.ON U.S. LLC was as follows.

Aggregate enterprise consideration	$7,614
Less: fair value of assumed long-term debt outstanding, net	772
Total cash consideration paid	6,842
Less: funds made available to E.ON U.S. LLC to repay pre-acquisition affiliate indebtedness	4,349
Cash consideration paid for E.ON U.S. LLC equity interests	$2,493

The $6.842 billion total cash consideration paid, including repayment of affiliate indebtedness, was funded by PPL's June 2010 issuance of $3.634 billion of common stock and Equity Units that provided net proceeds totaling $3.525 billion, net of underwriting discounts, $3.2 billion of borrowings under an existing credit facility in October 2010, $249 million of proceeds from the monetization of certain full-requirement sales contracts in July 2010 and cash on hand.  See Note 7 for additional information on the issuance of common stock and Equity Units and the October 2010 borrowing under PPL Energy Supply's syndicated credit facility that provided interim financing to partially fund the acquisition.  See Note 19 for additional information on the monetization of certain full-requirement sales contracts.

The allocation of the purchase price to the fair value of assets acquired and liabilities assumed is as follows.

Cash	$30
Accounts receivable (a)	175
Current assets	764
Investments	31
PP&E	7,469
Other intangibles (current and noncurrent)	427
Regulatory and other noncurrent assets	689
Current liabilities, excluding current portion of long-term debt (b)	(516)
PPL affiliate indebtedness	(4,349)
Long-term debt (current and noncurrent) (b)	(934)
Other noncurrent liabilities (b)	(2,289)
Net identifiable assets acquired	1,497
Goodwill	996
Net assets acquired	$2,493

(a)
The gross contractual amount of the accounts receivable acquired was $186 million.  PPL expects $11 million to be uncollectible; however, credit risk is mitigated since uncollectible accounts are a component of customer rates.

(b)	Represents non-cash activity excluded from the Statement of Cash Flows in 2010.

Goodwill related to the LKE acquisition of $996 million was recorded at LG&E and KU.  For purposes of goodwill impairment testing, the goodwill was assigned to the reportable segments expected to benefit from the acquisition.  Both the Kentucky Regulated and the Supply segments are expected to benefit and the assignment of goodwill was $662 million to the Kentucky Regulated segment and $334 million to the Supply segment.  The goodwill at the Kentucky Regulated segment reflects the value paid for the expected continued growth of a rate-regulated business located in a defined service area with a constructive regulatory environment, the ability of LKE to leverage its assembled workforce to take advantage of those growth opportunities and the attractiveness of stable, growing cash flows.  Although no other assets or liabilities from the acquisition were assigned to the Supply segment, the Supply segment obtained a synergistic benefit attributed to the overall de-risking of the PPL portfolio, which enhanced PPL Energy Supply's credit profile, thereby increasing the value of the Supply segment.  This increase in value resulted in the assignment of goodwill to the Supply segment.  None of the goodwill recognized is expected to be included in regulated customer rates or deductible for income tax purposes.  As such, no deferred taxes were recorded related to goodwill.

See Note 9 and the "Guarantees and Other Assurances" section of Note 15 for additional information on certain indemnifications provided by LKE, the most significant of which relates to the discontinued operations of WKE.

The actual LKE operating revenues and net income attributable to PPL included in PPL's Statement of Income for the year ended December 31, 2010, and PPL's unaudited pro forma 2010 and 2009 operating revenues and net income attributable to PPL, including LKE, as if the acquisition had occurred January 1, 2009, are as follows.

		Net Income
		(Loss)
	Operating	Attributable
	Revenues	to PPL

Actual from November 1, 2010 – December 31, 2010	$493	$47
Pro forma for 2010 (unaudited)	10,761	1,273
Pro forma for 2009 (unaudited)	9,950	(881)	(a)

(a) Includes a $1.493 billion goodwill impairment charge recorded by E.ON U.S. LLC in December 2009, prior to the acquisition by PPL.

The pro forma financial information presented above has been derived from the historical consolidated financial statements of PPL and LKE.  Adjustments included in the pro forma financial information include: (a) a pre-tax adjustment in 2010 of $165 million for non-recurring acquisition-related costs including the Bridge Facility in support of the acquisition, losses incurred in connection with the termination of interest rate swaps, and other third-party transaction costs; (b) a net decrease in interest expense from the repayment of affiliate indebtedness to subsidiaries of E.ON AG, and replacement with interest expense related to the November 2010 issuance of debt by LG&E and KU Energy LLC, LG&E and KU (the Kentucky Entities); and (c) the income tax effect of the pro forma adjustments, which was calculated using an estimated post-acquisition composite statutory income tax rate of 39%.  In addition, losses from discontinued operations (net of income taxes) of PPL and LKE of $18 million and $227 million in 2010 and 2009 were excluded from the pro forma amounts above.

The pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition been completed on the dates indicated, or the future consolidated results of operations of PPL.

During 2010, PPL incurred third-party acquisition-related costs of $31 million, including advisory, accounting and legal fees, which were recorded in "Other Income (Expense) - net" on the 2010 Statement of Income.  In addition, Bridge Facility costs of $80 million were recorded in "Interest Expense" on the 2010 Statement of Income.  See Note 7 for a discussion of costs incurred related to PPL's June 2010 issuance of common stock and Equity Units.

In November 2010, LKE issued $2.9 billion of debt, of which $100 million was used to return capital to PPL.  See Note 7 for additional information.

(PPL and PPL Energy Supply)

The majority of the net proceeds from the November 2010 debt issuances of LKE, discussed above, together with a borrowing by LG&E under its available credit facilities were applied to repay borrowings from a PPL Energy Supply subsidiary.  Such borrowings were incurred to permit LKE to repay certain indebtedness owed to affiliates of E.ON AG upon the closing of the acquisition.  In November 2010, PPL Energy Supply used the above-referenced amounts received from LKE, together with other cash on hand, to repay approximately $3.0 billion of its October 2010 borrowing under existing credit facilities.  See Note 7 for additional information.

To ensure adequate funds were available for the acquisition, in July 2010, PPL Energy Supply monetized certain full-requirement sales contracts that resulted in cash proceeds of $249 million.  See "Commodity Price Risk (Non-trading) - Monetization of Certain Full-Requirement Sales Contracts" in Note 19 for additional information.  Additionally, PPL Energy Supply expects to receive proceeds in the first quarter of 2011 from the sale of certain non-core generation facilities, which will be used to repay the short-term borrowings drawn on existing credit facilities.  See "Anticipated Sale of Certain Non-Core Generation Facilities" in Note 9 for additional information.

As a result of the monetization of these full-requirement sales contracts, coupled with the expected net proceeds from the anticipated sale of these non-core generation facilities, debt that had been planned to be issued by PPL Energy Supply in late 2010 was no longer needed.  Therefore, hedge accounting associated with interest rate swaps entered into by PPL in anticipation of a debt issuance by PPL Energy Supply was discontinued.  Net losses of $(29) million, or $(19) million after tax, were reclassified from AOCI to "Other Income (Expense) - net" on PPL's 2010 Statement of Income.

11.  Leases

Lessee Transactions

(PPL)

E.W. Brown Combustion Turbines

LG&E and KU are participants in a sale-leaseback transaction involving two combustion turbines at the E.W. Brown generating station.  In December 1999, after selling their interests in the combustion turbines, LG&E and KU entered into an 18-year lease of the turbines.  At the same time, LG&E and KU provided funds to fully defease the lease and executed an irrevocable notice to exercise an early purchase option contained in the lease after 15.5 years, which will occur in 2014.  The financial statement treatment of this transaction is the same as if LG&E and KU had retained their ownership interest.  Since the lease was defeased, there are no remaining minimum lease payments and all related PP&E is reflected on the Balance Sheet at December 31, 2010.  At December 31, 2010, the Balance Sheet included assets of $104 million, which are reflected in "Regulated utility plant – electric and gas, net."  For 2010, the related accumulated depreciation and depreciation expense are insignificant.

Upon a default under the lease, LG&E and KU are obligated to pay to the lessor their share of certain amounts.  Primary events of default include loss or destruction of the combustion turbines, failure to insure or maintain the combustion turbines and unwinding of the transaction due to governmental actions.  No events of default currently exist with respect to the lease.  Upon any termination of the lease, whether by default or expiration of its term, title to the combustion turbines reverts to LG&E and KU.  The maximum aggregate amount that could be required to be paid at December 31, 2010 is $7 million.

(PPL and PPL Energy Supply)

Tolling Agreement

In 2008, PPL EnergyPlus acquired the rights to an existing long-term tolling agreement for the capacity and energy of Ironwood.  Under the agreement, PPL EnergyPlus has control over the plant's dispatch into the electricity grid and will supply the natural gas necessary to operate the plant.  The tolling agreement extends through 2021 and is considered to contain an operating lease for accounting purposes.  The fixed payments under the tolling agreement are subject to adjustment based upon changes to the facility capacity rating, which may occur up to twice per year.  Certain costs within the tolling agreement, primarily non-lease costs, are subject to escalation.

Colstrip Generating Plant

In July 2000, PPL Montana sold its interest in the Colstrip generating plants to owner lessors who are leasing a 50% interest in Colstrip Units 1 and 2 and a 30% interest in Unit 3 back to PPL Montana under four 36-year non-cancelable leases.  This transaction is accounted for as a sale-leaseback and classified as an operating lease.  These leases provide two renewal options based on the economic useful life of the generation assets.  PPL Montana currently amortizes material leasehold improvements over no more than the remaining life of the original leases.  PPL Montana is required to pay all expenses associated with the operations of the generation units.  The leases place certain restrictions on PPL Montana's ability to incur additional debt, sell assets and declare dividends and require PPL Montana to maintain certain financial ratios related to cash flow and net worth.  There are no residual value guarantees in these leases.  However, upon an event of default or an event of loss, PPL Montana could be required to pay a termination value of amounts sufficient to allow the lessor to repay amounts owing on the lessor notes and make the lessor whole for its equity investment and anticipated return on investment.  The events of default include payment defaults, breaches of representations or covenants, acceleration of other indebtedness of PPL Montana, change in control of PPL Montana and certain bankruptcy events.  The termination value was estimated to be $763 million at December 31, 2010.

Kerr Dam

At December 31, 2010, PPL Montana continued to participate in a lease arrangement with the Confederated Salish and Kootenai Tribes of the Flathead Reservation.  Under a joint operating license, issued by the FERC to Montana Power in 1985, and subsequently to PPL Montana as a result of the purchase of Kerr Dam from Montana Power, PPL Montana is responsible to make payments to the tribes, for the use of their property.  This agreement, subject to escalation based upon inflation, extends until the end of the license term in 2035.  Between 2015 and 2025, the tribes have the option to purchase, hold and operate the project, which would result in the termination of this leasing arrangement.

Other Leases

PPL and its subsidiaries have entered into various agreements for the lease of office space, vehicles, land and other equipment.

Rent - Operating Leases

Rent expense for PPL's operating leases was $90 million, $86 million and $73 million in 2010, 2009 and 2008.  Rent expense for PPL Energy Supply's operating leases was $87 million, $86 million and $73 million in 2010, 2009 and 2008.

Total future minimum rental payments for all operating leases are estimated to be:

		PPL
	PPL	Energy Supply

2011	$122	$108
2012	117	106
2013	120	110
2014	117	109
2015	101	96
Thereafter	314	310
Total (a)	$891	$839

(a)	Includes $21 million in aggregate of future minimum lease payments related to the Wallingford property lease. See Note 9 for additional information on the anticipated sale of this generation facility.

12.  Stock-Based Compensation

(PPL, PPL Energy Supply and PPL Electric)

Under the PPL Incentive Compensation Plan (ICP) and the Incentive Compensation Plan for Key Employees (ICPKE) (together, the Plans), restricted shares of PPL common stock, restricted stock units, performance units and stock options may be granted to officers and other key employees of PPL, PPL Energy Supply, PPL Electric and other affiliated companies.  Awards under the Plans are made by the Compensation, Governance and Nominating Committee (CGNC) of the PPL Board of Directors, in the case of the ICP, and by the PPL Corporate Leadership Council (CLC), in the case of the ICPKE.

The ICP limits the total number of awards that may be granted under it after April 23, 1999 to 15,769,431.  The ICPKE limits the total number of awards that may be granted under it after April 25, 2003 to 14,199,796.  In addition, each Plan limits the number of shares available for awards in any calendar year to 2% of the outstanding common stock of PPL on the first day of such calendar year.  The maximum number of options that can be awarded under each Plan to any single eligible employee in any calendar year is three million shares.  Any portion of these options that has not been granted may be carried over and used in any subsequent year.  If any award lapses, is forfeited or the rights of the participant terminate, the shares of PPL common stock underlying such an award are again available for grant.  Shares delivered under the Plans may be in the form of authorized and unissued PPL common stock, common stock held in treasury by PPL or PPL common stock purchased on the open market (including private purchases) in accordance with applicable securities laws.

Restricted Stock and Restricted Stock Units

Restricted shares of PPL common stock are outstanding shares with full voting and dividend rights.  Restricted stock awards are granted as a retention award for select key executives and vest when the recipient reaches a certain age or meets service or other criteria set forth in the executive's restricted stock award agreement.  The shares are subject to forfeiture or accelerated payout under Plan provisions for termination, retirement, disability and death of employees.  Restricted shares vest fully if control of PPL changes, as defined by the Plans.

The Plans allow for the grant of restricted stock units.  Restricted stock units are awards based on the fair value of PPL common stock.  Actual PPL common shares will be issued upon completion of a vesting period, generally three years.  The fair value of restricted stock units granted is recognized over the service period or through the date at which the employee reaches retirement eligibility.  The fair value of restricted stock units granted to retirement-eligible employees is recognized immediately upon the date of grant.  Recipients of restricted stock units may also be granted the right to receive dividend equivalents through the end of the restriction period or until the award is forfeited.  Restricted stock units are subject to forfeiture or accelerated payout under the Plan provisions for termination, retirement, disability and death of employees.  Restricted stock units vest fully if control of PPL changes, as defined by the Plans.

Restricted stock and restricted stock unit activity for 2010 was:

		Weighted-
		Average
	Restricted	Grant Date Fair
	Shares/Units	Value Per Share
PPL
Nonvested, beginning of period	1,408,042	$36.97
Granted	745,430	28.93
Vested	(471,640)	32.63
Forfeited	(18,710)	32.59
Nonvested, end of period	1,663,122	31.22

PPL Energy Supply
Nonvested, beginning of period	577,412	$37.04
Granted	225,880	29.49
Vested	(213,405)	32.96
Forfeited	(9,470)	34.29
Nonvested, end of period	580,417	31.33

PPL Electric
Nonvested, beginning of period	154,220	$36.05
Granted	65,320	29.40
Vested	(46,635)	35.16
Forfeited	(3,580)	29.75
Nonvested, end of period	169,325	31.20

Substantially all restricted stock and restricted stock unit awards are expected to vest.

The weighted-average grant date fair value of restricted stock and restricted stock units granted during 2009 was $29.07 for PPL, $28.49 for PPL Energy Supply and $29.49 for PPL Electric.  The weighted-average grant date fair value of restricted stock and restricted stock units granted during 2008 was $46.22 for PPL, $46.03 for PPL Energy Supply and $45.92 for PPL Electric.

At December 31, 2010, unrecognized compensation expense related to nonvested awards was:

	Restricted
	Stock/Units	Weighted-
	Unrecognized	Average
	Compensation	Period for
	Expense	Recognition

PPL	$14	2.4 years
PPL Energy Supply	4	1.7 years
PPL Electric	2	3.8 years

The total fair value of restricted stock/units vesting for the years ended December 31 was:

	2010	2009	2008

PPL	$15	$22	$25
PPL Energy Supply	7	12	13
PPL Electric	2	2	2

Performance Units

Performance units are intended to encourage and award future performance.  Performance units represent a target number of shares (Target Award) of PPL's common stock that the recipient would receive upon PPL's attainment of the applicable performance goal.  Performance is determined based on total shareowner return during a three-year performance period.  At the end of the period, payout is determined by comparing PPL's performance to the total shareowner return of the companies included in an index group, in this case the S&P Electric Utilities Index.  Awards are payable on a graduated basis within the following ranges:  if PPL's performance is at or above the 85th percentile of the index group, the award is paid at 200% of the Target Award; at the 50th percentile of the index group, the award is paid at 100% of the Target Award; at the 40th percentile of the index group, the award is paid at 50% of the Target Award; and below the 40th percentile, no award is payable.  Dividends payable during the performance cycle accumulate and are converted into additional performance units and are payable in shares of PPL common stock upon completion of the performance period based on the determination of the CGNC of whether the performance goals have been achieved.  Under the Plan provisions, performance units are subject to forfeiture upon termination of employment except for retirement, disability or death of an employee, in which case the total performance units remain outstanding and eligible for vesting through the conclusion of the performance period.  The fair value of performance units granted is recognized over the three-year performance period.  Performance units vest on a pro rata basis if control of PPL changes, as defined by the Plan.

Performance unit activity for 2010 was:

		Weighted-
		Average Grant
	Performance	Date Fair Value
	Units	Per Share
PPL
Nonvested, beginning of period	166,464	$43.23
Granted	121,246	34.06
Forfeited	(1,670)	33.82
Nonvested, end of period	286,040	39.40

PPL Energy Supply
Nonvested, beginning of period	46,427	$42.39
Granted	33,107	34.16
Forfeited	(1,670)	33.82
Nonvested, end of period	77,864	39.08

PPL Electric
Nonvested, beginning of period	11,635	$42.71
Granted	10,596	33.54
Nonvested, end of period	22,231	38.34

The weighted-average grant date fair value of performance units granted during 2009 was $39.76 for PPL, $38.18 for PPL Energy Supply and $39.95 for PPL Electric.  The weighted-average grant date fair value of performance units granted during 2008 was $48.97 for PPL, $48.69 for PPL Energy Supply and $48.57 for PPL Electric.

At December 31, 2010, unrecognized compensation expense related to nonvested awards was:

	Performance
	Units	Weighted-
	Unrecognized	Average
	Compensation	Period for
	Expense	Recognition

PPL	$4	1.7 years
PPL Energy Supply	1	1.7 years

At December 31, 2010, PPL Electric's unrecognized compensation expense was insignificant and the weighted-average period for recognition was 1.7 years.

The fair value of each performance unit granted was estimated using a Monte Carlo pricing model that considers stock beta, a risk-free interest rate, expected stock volatility and expected life.  The stock beta was calculated comparing the risk of the individual securities to the average risk of the companies in the index group.  The risk-free interest rate reflects the yield on a 3-year Treasury bond. Volatility over the expected term of three years is calculated using daily stock price observations for PPL and all companies in the index group and is evaluated with consideration given to prior periods that may need to be excluded based on events not likely to recur that had impacted PPL and companies in the index group.

The weighted-average assumptions used in the model were:

	2010	2009	2008

Risk-free interest rate	1.41%	1.11%	2.30%
Expected stock volatility	34.70%	31.30%	20.70%
Expected life	3 years	3 years	3 years

Stock Options

Under the Plans, stock options may be granted with an option exercise price per share not less than the fair value of PPL's common stock on the date of grant.  The options are exercisable in installments beginning one year after the date of grant, assuming the individual is still employed by PPL or a subsidiary.  Options outstanding at December 31, 2010, become exercisable in equal installments over a three-year service period from the date of grant.  The CGNC and CLC have discretion to accelerate the exercisability of the options, except that the exercisability of an option issued under the ICP may not be accelerated unless the individual remains employed by PPL or a subsidiary for one year from the date of grant.  All options expire no later than ten years from the grant date.  The options become exercisable immediately if control of PPL changes, as defined by the Plans.  The fair value of options granted is recognized over the service period or through the date at which the employee reaches retirement eligibility using the straight-line method.  The fair value of options granted to retirement-eligible employees is recognized immediately upon the date of grant.

Stock option activity for 2010 was:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Total Intrinsic
	of Options	Price Per Share	Term	Value
PPL
Outstanding at beginning of period	4,602,041	$32.59
Granted	1,017,600	31.03
Forfeited	(15,660)	31.17
Outstanding at end of period	5,603,981	32.31	6.4	$2
Options exercisable at end of period	3,770,172	32.00	5.3	2

PPL Energy Supply
Outstanding at beginning of period	1,408,936	$32.05
Granted	267,750	31.17
Forfeited	(15,660)	31.17
Outstanding at end of period	1,661,026	31.92	6.1	$1
Options exercisable at end of period	1,213,487	31.56	5.2	1

PPL Electric
Outstanding at beginning of period	225,670	$34.72
Granted	91,480	30.58
Outstanding at end of period	317,150	33.53	7.0
Options exercisable at end of period	166,361	34.52	5.5

No stock options were exercised in 2010.  Substantially all stock option awards are expected to vest.

The fair value of each option granted is estimated using a Black-Scholes option-pricing model.  PPL uses a risk-free interest rate, expected option life, historical volatility and dividend yield to value its stock options.  The risk-free interest rate reflects the yield for a U.S. Treasury Strip available on the date of grant with constant rate maturity approximating the option's expected life.  Expected life is calculated based on historical exercise behavior.  Volatility over the expected term of the options is evaluated with consideration given to prior periods that may need to be excluded based on events not likely to recur that had impacted PPL's volatility in those prior periods.  Management's expectations for future volatility, considering potential changes to PPL's business model and other economic conditions, are also reviewed in addition to the historical data to determine the final volatility assumption.  The dividend yield is based on several factors, including PPL's most recent dividend payment, as of the grant date and the forecasted stock price through 2012.  The assumptions used in the model were:

	2010	2009	2008

Risk-free interest rate	2.52%	2.07%	2.95%
Expected option life	5.43 years	5.25 years	5.41 years
Expected stock volatility	28.57%	26.06%	20.85%
Dividend yield	5.61%	3.48%	3.10%

The weighted-average grant date fair value of options granted was:

	2010	2009	2008

PPL	$4.70	$5.55	$7.61
PPL Energy Supply	4.73	5.55	7.62
PPL Electric	4.62	5.65	7.60
The total intrinsic value of stock options exercised for the years ended December 31 was:

	2009	2008

PPL	$2	$20
PPL Energy Supply	1	7
PPL Electric		2

At December 31, 2010, unrecognized compensation expense related to stock options was:

		Weighted-
	Unrecognized	Average
	Compensation	Period for
	Expense	Recognition

PPL	$2	1.5 years
PPL Energy Supply	1	1.6 years

At December 31, 2010, PPL Electric's unrecognized compensation expense was insignificant and the weighted-average period for recognition was 1.6 years.

Compensation Expense

Compensation expense for restricted stock, restricted stock units, performance units and stock options accounted for as equity awards was as follows:

	2010	2009	2008

PPL (a)	$26	$23	$28
PPL Energy Supply (b)	20	17	22
PPL Electric (c)	6	5	6

(a)	Income tax benefits of $11 million, $9 million and $11 million.
(b)	Income tax benefits of $8 million, $7 million and $9 million.
(c)	Income tax benefits of $3 million, $2 million and $2 million.

The income tax benefit PPL realized from stock-based awards vested or exercised for 2010 was insignificant.

Directors Stock Units (PPL)

Under the Directors Deferred Compensation Plan, a mandatory amount of the cash retainers of the members of the Board of Directors who are not employees of PPL is deferred into stock units.  Such deferred stock units represent the number of shares of PPL's common stock to which the board members are entitled after they cease serving as a member of the Board of Directors.  Board members are entitled to defer any or all of their fees and cash retainers that are not part of the mandatory deferral into stock units.  The stock unit accounts of each board member are increased based on dividends paid or other distributions on PPL's common stock.  There were 424,170 such stock units outstanding at December 31, 2010, which were accounted for as liabilities with changes in fair value recognized currently in earnings based on PPL's common stock price at the end of each reporting period.  Compensation expense in 2010 was insignificant. Compensation expense in 2009 was $2 million, net of income tax benefit of $1 million.  Compensation credits in 2008 were $4 million, net of income tax expense of $2 million.  Awards paid in 2010, 2009 and 2008 were insignificant.

Stock Appreciation Rights (PPL and PPL Energy Supply)

WPD uses stock appreciation rights to compensate senior management employees.  Stock appreciation rights are granted with a reference price to PPL's common stock at the date of grant.  These awards vest over a three-year period and have a 10-year term, during which time employees are entitled to receive a cash payment of any appreciation in the price of PPL's common stock over the grant date fair value.  At December 31, 2010, there were 526,821 stock appreciation rights outstanding, which were accounted for as liabilities with changes in fair value recognized currently in earnings based on Black-Scholes option valuation calculations.  Compensation expense and awards paid related to stock appreciation rights were insignificant in 2010, 2009 and 2008.

13.  Retirement and Postemployment Benefits

(PPL, PPL Energy Supply and PPL Electric)

Defined Benefits

PPL and certain of its subsidiaries sponsor various defined benefit plans.

The majority of PPL's domestic employees are eligible for pension benefits under non-contributory defined benefit pension plans with benefits based on length of service and final average pay, as defined by the plans.  Certain employees may also be eligible for pension enhancements in the form of special termination benefits under PPL's separation plan.  See "Separation Benefits" below for additional information regarding PPL's separation plan.

The defined benefit pension plans of LG&E and KU Energy LLC were closed to new employees hired after December 31, 2005.  Employees hired after December 31, 2005 receive additional company contributions above the standard matching contributions to their savings plans.

Employees of PPL Montana are eligible for pension benefits under a cash balance pension plan and employees of certain of PPL's mechanical contracting companies are eligible for benefits under multiemployer plans sponsored by various unions.  Effective April 1, 2010, WPD's principal pension plan was closed to most new employees, except for those meeting specific grandfathered participation rights.  New employees not eligible to participate in the plan are offered benefits under a defined contribution plan.

PPL and certain of its subsidiaries also provide supplemental retirement benefits to executives and other key management employees through unfunded nonqualified retirement plans.

The majority of employees of PPL's domestic subsidiaries will become eligible for certain health care and life insurance benefits upon retirement through contributory plans.  Postretirement benefits under the PPL Retiree Health Plan are paid from funded VEBA trusts and 401(h) accounts established within the PPL Services Corporation Master Trust and the LG&E and KU Energy LLC Pension Plan Trusts.  Postretirement benefits under the PPL Montana Retiree Health Plan are paid from company assets.  WPD does not sponsor any postretirement benefit plans other than pensions.

The following disclosures distinguish between the domestic (U.S.) and WPD (U.K.) pension plans.

	Pension Benefits
	U.S.			U.K.			Other Postretirement Benefits
	2010	2009	2008	2010	2009	2008	2010	2009	2008
PPL
Net periodic defined benefit costs
(credits):
Service cost	$64	$60	$62	$17	$9	$16	$8	$6	$8
Interest cost	159	145	140	151	156	188	28	29	33
Expected return on plan assets	(184)	(169)	(180)	(202)	(189)	(231)	(20)	(18)	(21)
Amortization of:
Transition (asset) obligation		(5)	(4)				5	9	9
Prior service cost	21	19	20	4	4	5	4	9	9
Actuarial (gain) loss	8	3	(9)	48	2	18	6	2	5
Net periodic defined benefit costs
(credits) prior to settlement
charges and termination benefits	68	53	29	18	(18)	(4)	31	37	43
Settlement charges (a)		2
Termination benefits (b)		9
Net periodic defined benefit costs
(credits)	$68	$64	$29	$18	$(18)	$(4)	$31	$37	$43

Other Changes in Plan Assets
and Benefit Obligations
Recognized in OCI and
Regulatory Assets/Liabilities -
Gross:
Settlements		$(2)
Current year net (gain) loss	$142	102	$635	$17	$403	$476	$20	$32	$(31)
Current year prior service cost
(credit)		1					(71)	(4)	(2)
Amortization of:
Transition asset		5	4				(5)	(9)	(9)
Prior service cost	(21)	(19)	(22)	(4)	(4)	(5)	(4)	(8)	(9)
Actuarial (loss)	(7)	(3)	(1)	(48)	(2)	(18)	(6)	(2)	(9)
Acquisition of regulatory assets/
liabilities:
Transition obligation							4
Prior service cost	31						6
Actuarial (gain) loss	303						(2)
Total recognized in OCI and
regulatory assets/liabilities (c) (d)	448	84	616	(35)	397	453	(58)	9	(60)

Total recognized in net periodic
benefit costs, OCI and regulatory
assets/liabilities (d)	$516	$148	$645	$(17)	$379	$449	$(27)	$46	$(17)

(a)	Includes the settlement of the pension plan of PPL's former mining subsidiary, PA Mines, LLC in 2009.
(b)	Related to a 2009 cost reduction initiative.
(c)	For PPL's U.S. pension and other postretirement benefits, the amounts recognized in OCI and regulatory assets/liabilities are as follows:
	U.S. Pension Benefits			Other Postretirement Benefits
	2010	2009	2008	2010	2009	2008

OCI	$84	$51	$395	$(40)	$6	$(38)
Regulatory assets/liabilities	364	33	221	(18)	3	(22)
Total recognized in OCI and
regulatory assets/liabilities	$448	$84	$616	$(58)	$9	$(60)

(d)	WPD is not subject to accounting for the effects of certain types of regulation as prescribed by GAAP. As a result, WPD does not record regulatory assets/liabilities.

The estimated amounts to be amortized from AOCI and regulatory assets/liabilities into net periodic benefit costs in 2011 are as follows:

			Other
	Pension Benefits		Postretirement
	U.S.	U.K.	Benefits

Transition obligation			$2
Prior service cost	$25	$4	(1)
Actuarial loss	27	56	6
Total	$52	$60	$7

Amortization from Balance Sheet:
AOCI	$17	$60	$2
Regulatory assets/liabilities	35		5
Total	$52	$60	$7

	Pension Benefits
	U.S.			U.K.			Other Postretirement Benefits
	2010	2009	2008	2010	2009	2008	2010	2009	2008
PPL Energy Supply
Net periodic defined benefit costs
(credits):
Service cost	$4	$4	$4	$17	$9	$16	$1	$1		$1
Interest cost	7	6	6	151	156	188	1	1		1
Expected return on plan assets	(7)	(6)	(8)	(202)	(189)	(231)
Amortization of:
Prior service cost				4	4	5
Actuarial loss	2	2		48	2	18
Net periodic defined benefit costs
(credits) prior to settlement charges	6	6	2	18	(18)	(4)	2	2		2
Settlement charges (a)		2
Net periodic defined benefit costs
(credits)	$6	$8	$2	$18	$(18)	$(4)	$2	$2		$2

Other Changes in Plan Assets
and Benefit Obligations
Recognized in OCI:
Settlements		$(2)
Current year net (gain) loss	$4	4	$27	$17	$403	$476				$(1)
Current year prior service credit										(1)
Amortization of:
Prior service cost				(4)	(4)	(5)
Actuarial loss	(2)	(2)		(48)	(2)	(18)
Total recognized in OCI	2		27	(35)	397	453				(2)

Total recognized in net periodic
benefit costs and OCI	$8	$8	$29	$(17)	$379	$449	$2	$2	$

(a)	Includes the settlement of the pension plan of PPL Energy Supply's former mining subsidiary, PA Mines, LLC in 2009.

Actuarial loss of $2 million related to PPL Energy Supply's U.S. pension plan is expected to be amortized from AOCI into net periodic benefit costs in 2011.

For PPL Energy Supply, prior service costs of $4 million and actuarial loss of $56 million related to the U.K. pension plans are expected to be amortized from AOCI into net periodic benefit costs in 2011.

Net periodic defined benefit costs (credits) charged to operating expense, excluding amounts charged to construction and other non-expense accounts were:

	Pension Benefits
	U.S.			U.K.			Other Postretirement Benefits
	2010	2009	2008	2010	2009	2008	2010	2009	2008

PPL	$59	$56	$24	$16	$(17)	$(4)	$27	$31	$36
PPL Energy Supply (a)	24	26	10	16	(17)	(4)	12	14	16
PPL Electric (b)	12	14	5				8	10	13

(a)
Includes costs for the specific plans it sponsors and the following allocated costs of defined benefit plans sponsored by PPL Services, based on PPL Energy Supply's participation in those plans, which management believes are reasonable.

	Pension Benefits			Other Postretirement Benefits
	2010	2009	2008	2010	2009	2008

PPL Energy Supply	$19	$18	$8	$10	$13	$15

(b)
PPL Electric does not directly sponsor any defined benefit plans.  PPL Electric was allocated these costs of defined benefit plans sponsored by PPL Services, based on its participation in those plans, which management believes are reasonable.

The following weighted-average assumptions were used in the valuation of the benefit obligations at December 31.

	Pension Benefits
	U.S.			U.K.			Other Postretirement Benefits
	2010	2009	2008	2010	2009	2008	2010	2009	2008
PPL
Discount rate	5.42%	6.00%	6.50%	5.54%	5.55%	7.47%	5.14%	5.81%	6.45%
Rate of compensation increase	4.88%	4.75%	4.75%	4.00%	4.00%	4.00%	4.90%	4.75%	4.75%

PPL Energy supply
Discount rate	5.47%	6.00%	6.50%	5.54%	5.55%	7.47%	4.95%	5.55%	6.37%
Rate of compensation increase	4.75%	4.75%	4.75%	4.00%	4.00%	4.00%	4.75%	4.75%	4.75%

The following weighted-average assumptions were used to determine the net periodic benefit costs for the year ended December 31.

	Pension Benefits
	U.S.			U.K.			Other Postretirement Benefits
	2010	2009	2008	2010	2009	2008	2010	2009	2008
PPL
Discount rate	5.96%	6.50%	6.39%	5.59%	7.47%	6.37%	5.47%	6.45%	6.26%
Rate of compensation increase	4.79%	4.75%	4.75%	4.00%	4.00%	4.25%	4.78%	4.75%	4.75%
Expected return on plan assets (a)	7.96%	8.00%	8.25%	7.91%	7.90%	7.90%	6.90%	7.00%	7.80%

PPL Energy supply
Discount rate	6.00%	6.50%	6.39%	5.59%	7.47%	6.37%	5.55%	6.37%	6.13%
Rate of compensation increase	4.75%	4.75%	4.75%	4.00%	4.00%	4.25%	4.75%	4.75%	4.75%
Expected return on plan assets (a)	8.00%	7.78%	8.04%	7.91%	7.90%	7.90%	N/A	N/A	N/A

(a)
The expected long-term rates of return for PPL and PPL Energy Supply's U.S. pension and other postretirement benefits have been developed using a best-estimate of expected returns, volatilities and correlations for each asset class.  The best estimates are based on historical performance, future expectations and periodic portfolio rebalancing among the diversified asset classes.  PPL management corroborates these rates with expected long-term rates of return calculated by its independent actuary, who uses a building block approach that begins with a risk-free rate of return with factors being added such as inflation, duration, credit spreads and equity risk.  Each plan's specific asset allocation is also considered in developing a reasonable return assumption.

The expected long-term rates of return for PPL and PPL Energy Supply's U.K. pension plans have been developed by PPL management with assistance from an independent actuary using a best estimate of expected returns, volatilities and correlations for each asset class.  The best estimates are based on historical performance, future expectations and periodic portfolio rebalancing among the diversified asset classes.

	Assumed Health Care Cost
	Trend Rates at December 31,
	2010	2009	2008
PPL and PPL Energy Supply
Health care cost trend rate assumed for next year
- obligations	9.0%	8.0%	8.4%
- cost	8.0%	8.4%	9.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)
- obligations	5.5%	5.5%	5.5%
- cost	5.5%	5.5%	5.5%
Year that the rate reaches the ultimate trend rate
- obligations	2019	2016	2014
- cost	2016	2014	2014

A one percentage point change in the assumed health care costs trend rate assumption would have had the following effects on the other postretirement benefit plans in 2010.

	One Percentage Point
	Increase	Decrease
PPL
Effect on accumulated postretirement benefit obligation	$9	$(8)

The effects on PPL Energy Supply's other postretirement benefit plans would not have been significant.

(PPL)

The funded status of the PPL plans was as follows.

	Pension Benefits
	U.S.		U.K.		Other Postretirement Benefits
	2010	2009	2010	2009	2010	2009
Change in Benefit Obligation
Benefit Obligation, beginning of period	$2,460	$2,231	$2,933	$2,152	$498	$451
Service cost	64	60	17	9	8	6
Interest cost	159	145	151	156	28	29
Participant contributions			6	5	7	6
Plan amendments		1			(71)	(4)
Actuarial loss	222	125	37	611	32	43
Termination benefits		9
Actual expenses paid	(2)	(1)
Gross benefits paid	(127)	(104)	(152)	(189)	(44)	(36)
Settlements (a)		(6)
Federal subsidy					3	3
Currency conversion			(151)	189
Acquisition (b)	1,231				206
Benefit Obligation, end of period	4,007	2,460	2,841	2,933	667	498

Change in Plan Assets
Plan assets at fair value, beginning of period	1,772	1,637	2,331	1,842	301	267
Actual return on plan assets	263	192	228	427	33	28
Employer contributions	148	54	231	95	17	33
Participant contributions			6	5	7	6
Actual expenses paid	(2)	(1)
Gross benefits paid	(127)	(104)	(152)	(189)	(40)	(33)
Settlements (a)		(6)
Currency conversion			(120)	151
Acquisition (b)	765				42
Plan assets at fair value, end of period	2,819	1,772	2,524	2,331	360	301

Funded Status, end of period	$(1,188)	$(688)	$(317)	$(602)	$(307)	$(197)

Amounts recognized in the Balance
Sheets consist of:
Current liability	$(10)	$(7)			$(2)	$(1)
Noncurrent liability	(1,178)	(681)	$(317)	$(602)	(305)	(196)
Net amount recognized, end of period	$(1,188)	$(688)	$(317)	$(602)	$(307)	$(197)

Amounts recognized in AOCI and
regulatory assets/liabilities (pre-tax)
consist of: (c)
Transition obligation					$4	$26
Prior service cost (credit)	$131	$120	$7	$13	(16)	31
Net actuarial loss	836	398	1,097	1,126	112	101
Total (d)	$967	$518	$1,104	$1,139	$100	$158

Total accumulated benefit obligation
for defined benefit pension plans	$3,564	$2,237	$2,646	$2,806

(a)	Includes the settlement of the pension plan of PPL's former mining subsidiary, PA Mines LLC, in 2009.
(b)	Includes the pension and other postretirement medical plans of LKE, which were acquired in 2010. See Note 10 for additional information.
(c)	For PPL's U.S. pension and other post-retirement benefits, the amounts recognized in AOCI and regulatory assets/liabilities are as follows:
	U.S. Pension Benefits		Other Postretirement Benefits
	2010	2009	2010	2009

AOCI	$431	$346	$53	$95
Regulatory assets/liabilities	536	172	47	63
Total	$967	$518	$100	$158

(d)  WPD is not subject to accounting for the effects of certain types of regulation as prescribed by GAAP.  As a result, WPD does not record regulatory assets/liabilities.

All of PPL's pension plans had projected and accumulated benefit obligations in excess of plan assets at December 31, 2010 and 2009.  All of PPL's other postretirement benefit plans had accumulated postretirement benefit obligations in excess of plan assets at December 31, 2010 and 2009.

(PPL Energy Supply)

The funded status of the PPL Energy Supply plans was as follows.

	Pension Benefits
	U.S.		U.K.		Other Postretirement Benefits
	2010	2009	2010	2009	2010	2009
Change in Benefit Obligation
Benefit Obligation, beginning of period	$104	$95	$2,933	$2,152	$17	$15
Service cost	4	4	17	9	1	1
Interest cost	7	6	151	156	1	1
Participant contributions			6	5
Actuarial loss	9	7	37	611
Settlements (a)		(6)
Gross benefits paid	(3)	(2)	(152)	(189)	(1)
Currency conversion			(151)	189
Benefit Obligation, end of period	121	104	2,841	2,933	18	17

Change in Plan Assets
Plan assets at fair value, beginning of
period	87	78	2,331	1,842
Actual return on plan assets	12	9	228	427
Employer contributions	10	9	231	95	1
Participant contributions			6	5
Gross benefits paid	(3)	(3)	(152)	(189)	(1)
Settlements (a)		(6)
Currency conversion			(120)	151
Plan assets at fair value, end of period	106	87	2,524	2,331

Funded Status, end of period	$(15)	$(17)	$(317)	$(602)	$(18)	$(17)

Amounts recognized in the Balance
Sheets consist of:
Current liability					$(1)	$(1)
Noncurrent liability	$(15)	$(17)	$(317)	$(602)	(17)	(16)
Net amount recognized, end of period	$(15)	$(17)	$(317)	$(602)	$(18)	$(17)

Amounts recognized in AOCI
(pre-tax) consist of:
Prior service cost (credit)	$1	$2	$7	$13	$(1)	$(1)
Net actuarial loss	33	30	1,097	1,126	4	4
Total	$34	$32	$1,104	$1,139	$3	$3

Total accumulated benefit obligation
for defined benefit pension plans	$121	$104	$2,646	$2,806

(a)	Includes the settlement of the pension plan of PPL Energy Supply's former mining subsidiary, PA Mines LLC in 2009.

All of PPL Energy Supply's pension plans had projected and accumulated benefit obligations in excess of plan assets at December 31, 2010 and 2009.  All of PPL Energy Supply's other postretirement benefit plans had accumulated postretirement benefit obligations in excess of plan assets at December 31, 2010 and 2009.

In addition to the plans it sponsors, PPL Energy Supply and its subsidiaries are allocated a portion of the funded status and costs of the defined benefit plans sponsored by PPL Services based on their participation in those plans, which management believes are reasonable.  The actuarial determined obligations of current active employees are used as a basis to allocate total plan activity, including active and retiree costs and obligations.  PPL Energy Supply's allocated share of the funded status of the pension plans resulted in a liability of $287 million and $265 million at December 31, 2010 and 2009.  PPL Energy Supply's allocated share of other postretirement benefits was a liability of $55 million and $74 million at December 31, 2010 and 2009.

PPL Energy Supply's subsidiaries engaged in the mechanical contracting business make contributions to various multi-employer pension and health and welfare plans, depending on an employee's status.  Contributions were $49 million in 2010, $54 million in 2009 and $61 million in 2008.

(PPL Electric)

Although PPL Electric does not directly sponsor any defined benefit plans, it is allocated a portion of the funded status and costs of plans sponsored by PPL Services based on its participation in those plans, which management believes are reasonable.  The actuarial determined obligations of current active employees are used as a basis to allocate total plan activity, including active and retiree costs and obligations.  PPL Electric's allocated share of the funded status of the pension plans resulted in a liability of $259 million and $245 million at December 31, 2010 and 2009.  PPL Electric's allocated share of other postretirement benefits was a liability of $57 million and $73 million at December 31, 2010 and 2009.

(PPL and PPL Electric)

PPL Electric maintains a liability for the cost of health care of retired miners of former subsidiaries that had been engaged in coal mining, as required by the Coal Industry Retiree Health Benefit Act of 1992.  At December 31, 2010, the liability was $3 million.  The liability is the net of $63 million of estimated future benefit payments offset by $28 million of assets in a retired miners VEBA trust and an additional $32 million of excess assets available in a Black Lung Trust that can be used to fund the health care benefits of retired miners.

Plan Assets - U.S. Pension Plans

PPL Services Corporation Master Trust (PPL and PPL Energy Supply)

PPL's primary legacy pension plan and PPL Energy Supply's U.S. pension plan are invested in the PPL Services Corporation Master Trust that also includes a 401(h) account that is restricted for certain other postretirement benefit obligations.  The investment strategy for the master trust is to achieve a risk-adjusted return on a mix of assets that, in combination with PPL's funding policy and tolerance for return volatility, will ensure that sufficient assets are available to provide long-term growth and liquidity for benefit payments.  The master trust benefits from a wide diversification of asset types, investment fund strategies and external investment fund managers, and therefore has no significant concentration of risk.

The investment policies of the PPL Services Corporation Master Trust outline allowable investments and define the responsibilities of the internal pension administrative committee and the external investment managers.  The only prohibited investments are investments in debt or equity securities issued by PPL and its subsidiaries or PPL's pension plan consultant.  Derivative instruments may be utilized as a cost-effective means to mitigate risk and match the duration of investments to projected obligations.  The investment policies are reviewed annually by PPL's Board of Directors.

Target allocation ranges have been developed based on input from external consultants with a goal of limiting funded status volatility.  The assets in the PPL Services Corporation Master Trust are rebalanced as necessary to maintain the target asset allocation ranges.  The asset allocation for the master trust and the target allocation, by asset class, at December 31 are detailed below.

				Target Asset
	Percentage of trust assets		Target Range	Allocation
Asset Class	2010	2009	2010	2010
Equity securities
U.S.	27%	31%	14 - 28%	21%
International	16%	19%	9 - 23%	16%
Debt securities and derivatives	47%	38%	43 - 57%	50%
Alternative investments	9%	8%	4 - 18%	11%
Cash and cash equivalents	1%	4%	0 - 9%	2%
Total	100%	100%		100%

LG&E and KU Energy LLC Pension Trusts (PPL)

The plans sponsored by LKE are invested in Pension Trusts that also include a 401(h) account that is restricted for certain other postretirement benefit obligations.  The investment strategy is to preserve the capital of the Pension Trusts and maximize investment earnings in excess of inflation with acceptable levels of volatility.  The return objective is to exceed the benchmark return for the policy index comprised of the following:  Russell 3000 Index, the MSCI-EAFE Index, Barclays Capital Aggregate and Barclays Capital U.S. Long Government Credit Bond Index in proportions equal to the targeted asset allocation.

Performance is evaluated on a long-term horizon of three to five years.  The assets of the Pension Trusts are broadly diversified within different asset classes and therefore have no significant concentration of risk.

Target allocation ranges have been developed based on input from external consultants.  The asset allocation for the Pension Trusts and the target allocation, by asset class, at December 31 are detailed below.

	Percentage
	of plan assets	Target Range
Asset Class	2010	2010
Equity securities
U.S.	56%	45 - 75%
Debt securities (a)	37%	30 - 50%
Other	7%	0 - 10%
Total	100%

(a) Includes commingled debt funds

(PPL and PPL Energy Supply)

PPL Montana, a subsidiary of PPL Energy Supply, has a pension plan whose assets are solely invested in the PPL Services Corporation Master Trust, which is fully disclosed by PPL (below).  The fair value of this plan's assets of $106 million at December 31, 2010 represents a 5% undivided interest in each asset and liability of this master trust, including each asset whose fair value measurement was determined using significant unobservable inputs (Level 3).

The fair value of net assets in the U.S. pension plan trusts by asset class and level within the fair value hierarchy was:

	December 31, 2010				December 31, 2009
		Fair Value Measurements Using				Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL Services Corporation Master Trust
Cash and cash equivalents	$87	$87			$72	$72
Equity securities:
U.S.:
Large-cap	494	373	$121		465	361	$104
Small-cap	34	34			84	84
International:
Developed markets	224	2	222		330	208	122
Emerging markets	117	117			7	7
Debt securities:
U.S.:
U.S. Treasury	296	296			212	212
U.S. government sponsored agency	7		7		6		6
Residential mortgage-backed securities	39		39		50		48	$2
Asset-backed securities	8		8		9		9
Investment-grade corporate	357		357		233		231	2
High-yield corporate	101		95	$6	92		84	8
Municipality	4		4		1		1
International:
Developed markets	4		4		5		5
Emerging markets	109		109		64		64
Alternative investments:
Real estate	76		76		65		65
Private equity	10			10	6			6
Hedge fund of funds	95		95		64		64
Derivatives:
TBA debt securities	31			31	10			10
Interest rate swaps	(4)		(4)		(4)		(4)
Receivables	24	13	11		63	26	37
Payables	(54)	(51)	(3)		(51)	(22)	(29)
Total PPL Services Corporation Master Trust assets	2,059	871	1,141	47	1,783	948	807	28
401(h) account restricted for other
postretirement benefit obligations	(18)	(8)	(10)		(11)	(6)	(5)
Fair value - PPL Services Corporation Master
Trust pension assets	2,041	863	1,131	47	1,772	942	802	28

(PPL)

LG&E and KU Energy LLC Pension Trusts
Cash and cash equivalents	6	6
Equity securities:
U.S.:
Large-cap	293		293
Small/Mid-cap	67		67
Commingled debt	307		307
International developed markets	105		105
Insurance contracts	47			47
Total LG&E and KU Energy LLC
Pension Trusts' assets	825	6	772	47
401(h) account restricted for other
postretirement benefit obligations	(47)		(47)
Fair value - LG&E and KU Energy LLC
Pension Trusts' pension assets	778	6	725	47

Fair value - total U.S. pension plans	$2,819	$869	$1,856	$94	$1,772	$942	$802	$28
A reconciliation of U.S. pension trust assets classified as Level 3 at December 31, 2010 is as follows.

	Residential	Investment -
	mortgage	grade	High-yield
	backed	corporate	corporate	Private	TBA debt	Insurance
	securities	debt	debt	equity	securities	contracts	Total

Balance at beginning of period	$2	$2	$8	$6	$10		$28
Actual return on plan assets
Relating to assets still held
at the reporting date	(1)	(2)	1	(1)			(3)
Relating to assets sold
during the period			1				1
Acquisition of LKE						$46	46
Purchases, sales and
settlements	(1)		(4)	5	21	1	22
Balance at end of period	$	$	$6	$10	$31	$47	$94

A reconciliation of U.S. pension trust assets classified as Level 3 at December 31, 2009 is as follows.

	Residential	Investment -
	mortgage	grade	High-yield
	backed	corporate	corporate	Private	TBA Debt
	securities	debt	debt	equity	Securities	Total

Balance at beginning of period	$4	$3	$4	$5	$51	$67
Actual return on plan assets
Relating to assets still held at the
reporting date	(1)		1		1	1
Relating to assets sold during the period	1		(1)	(2)	(1)	(3)
Purchases, sales and settlements	(2)	(1)	4	3	(41)	(37)
Balance at end of period	$2	$2	$8	$6	$10	$28

(PPL and PPL Energy Supply)

The fair value measurements of cash and cash equivalents are based on the amounts on deposit.

The market approach is used to measure fair value of equity securities.  The fair value measurements of equity securities (excluding commingled funds), which are generally classified as Level 1, are based on quoted prices in active markets.  These securities represent actively and passively managed investments that are managed against various U.S. equity indices.

Investments in commingled funds are classified as Level 2 and categorized as equity securities.  The fair value measurements are based on firm quotes of net asset values per share, which are not considered obtained from a quoted price in an active market.  For the PPL Services Corporation Master Trust, these securities represent investments that are measured against the Russell 1000 Growth Index, the Russell 3000 Index and the MSCI EAFE Index.  For the LG&E and KU Energy LLC Pension Trusts, these securities represent passively and actively managed investments in equity funds managed against the S&P 500 Index, the Russell 2500 Growth & Value Indexes and the MSCI EAFE Index.

The fair value measurements of debt securities are generally based on evaluated prices that reflect observable market information, such as actual trade information for identical securities or for similar securities, adjusted for observable differences.  Debt securities are generally measured using a market approach, including the use of matrix pricing.  Common inputs include reported trades; broker/dealer bid/ask prices, benchmark securities and credit valuation adjustments.  When necessary, the fair value of debt securities is measured using the income approach, which incorporates similar observable inputs as well as benchmark yields, credit valuation adjustments, reference data from market research publications, monthly payment data, collateral performance and new issue data.  For the PPL Services Corporation Master Trust, these securities represent investments in securities issued by U.S. Treasury and U.S. government sponsored agencies; investments securitized by residential mortgages, auto loans, credit cards and other pooled loans; investments in investment grade and non-investment grade bonds issued by U.S. companies across several industries; investments in debt securities issued by foreign governments and corporations as well as commingled fund investments that are measured against the JP Morgan EMBI Global Diversified Index and the Barclays Long A or Better Index.  For the LG&E and KU pension trusts, debt securities within comingled trusts are managed against the Barclays Aggregated Bond Index and the Barclays U.S. Government/Credit Long Index.  The debt securities held by the PPL Services Corporation Master Trust at December 31, 2010 have a weighted-average coupon of 4.25% and a weighted-average duration of 16 years.

Investments in real estate represent an investment in a partnership whose purpose is to manage investments in core U.S. real estate properties diversified geographically and across major property types (e.g., office, industrial, retail, etc.).  The manager is focused on properties with high occupancy rates with quality tenants.  This results in a focus on high income and stable cash flows with appreciation being a secondary factor.  Core real estate generally has a lower degree of leverage when compared to more speculative real estate investing strategies.  The partnership has limitations on the amounts that may be redeemed based on available cash to fund redemptions.  Additionally, the general partner may decline to accept redemptions when necessary to avoid adverse consequences for the partnership, including legal and tax implications, among others.  The fair value of the investment is based upon a partnership unit value.

Investments in private equity represent interests in partnerships in multiple early-state venture capital funds and private equity fund of funds that use a number of diverse investment strategies.  Three of the partnerships have limited lives of ten years, while the fourth has a life of 15 years, after which liquidating distributions will be received.  Prior to the end of each partnership's life, the investment can not be redeemed with the partnership; however, the interest may be sold to other parties, subject to the general partner's approval.  The PPL Services Corporation Master Trust has unfunded commitments of $90 million that may be required during the lives of the partnerships.  Fair value is based on an ownership interest in partners' capital to which a proportionate share of net assets is attributed.

Investments in hedge fund of funds represent investments in two hedge fund of funds each with a different investment objective.  Hedge funds seek a return utilizing a number of diverse investment strategies.  The strategies, when combined aim to reduce volatility and risk while attempting to deliver positive returns under all market conditions.  Major investment strategies for both hedge fund of funds include long/short equity, market neutral, distressed debt, and relative value.  Generally, shares may be redeemed on 90 days prior written notice.  Both funds are subject to short term lockups and have limitations on the amount that may be withdrawn based on a percentage of the total net asset value of the fund, among other restrictions.  All withdrawals are subject to the general partner's approval.  One fund's fair value has been estimated using the net asset value per share and the other fund's fair value is based on an ownership interest in partners' capital to which a proportionate share of net assets is attributed.

The fair value measurements of derivative instruments utilize various inputs that include quoted prices for similar contracts or market-corroborated inputs.  In certain instances, these instruments may be valued using models, including standard option valuation models and standard industry models.  These securities represent investments in To-be-announced debt securities and interest rate swaps.  To-be-announced debt securities are commitments to purchase debt securities and are used as a cost effective means of managing the duration of assets in the trust.  These commitments are valued by reviewing the issuing agency, program and coupon.  Interest rate swaps are valued based on the swap details such as: swap curves, notional amount, index and term of index, reset frequency and payer/receiver credit ratings.

Receivables/payables classified as Level 1 represent investments sold/purchased but not yet settled.  Receivables/payables classified as Level 2 represent interest and dividends earned but not yet received and costs incurred but not yet paid.

Insurance contracts, classified as Level 3, are held by the LG&E and KU Energy LLC Pension Trusts and represent an investment in an immediate participation guaranteed group annuity contract.  The fair value is based on contract value, which represents cost plus interest income less distributions for benefit payments and administrative expenses.

Plan Assets - U.S. Other Postretirement Benefit Plans (PPL)

PPL's investment strategy with respect to its other postretirement benefit obligations is to fund VEBA trusts and 401(h) accounts with voluntary contributions and to invest in a tax efficient manner.  Excluding the 401(h) accounts included in the PPL Services Corporation Master Trust and LG&E and KU Energy LLC Pension Trusts, discussed in Plan Assets - U.S. Pensions Plans above, PPL's other postretirement benefit plans are invested in a mix of assets for long-term growth with an objective of earning returns that provide liquidity as required for benefit payments.  These plans benefit from diversification of asset types, investment fund strategies and investment fund managers, and therefore, have no significant concentration of risk.  The only prohibited investments are investments in debt or equity securities issued by PPL and its subsidiaries.  Equity securities include investments in domestic large-cap commingled funds.  Securities issued by commingled funds that invest entirely in debt securities are traded as equity units, but treated by PPL as debt securities for asset allocation and target allocation purposes.  Securities issued by commingled money market funds that invest entirely in money market securities are traded as equity units, but treated by PPL as cash and cash equivalents for asset allocation and target allocation purposes.  The asset allocation for the VEBA trusts and the target allocation, by asset class, at December 31, are detailed below.

			Permitted	Target Asset
	Percentage of plan assets		Range	Allocation
Asset Class	2010	2009	2010	2010

U. S. Equity securities	55%	54%	45 - 65%	55%
Debt securities (a)	39%	37%	30 - 50%	40%
Cash and cash equivalents (b)	6%	9%	0 - 15%	5%
Total	100%	100%		100%

(a)	Includes commingled debt funds and debt securities.
(b)	Includes commingled money market fund.

The fair value of assets in the U.S. other postretirement benefit plans by asset class and level within the fair value hierarchy was:

	December 31, 2010				December 31, 2009
		Fair Value Measurement Using				Fair Value Measurement Using
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
U.S. Equity securities:
Large-cap	$163		$163		$156		$156
Commingled debt	69		69		61		61
Commingled money market funds	18		18		26		26
Debt securities:
Municipalities	44		44		46		46
Receivables	1		1		1		1
Total VEBA trust assets	295		295		290		290
401(h) account assets	65	$8	57		11	$6	5
Fair value - U.S. other postretirement
benefit plans	$360	$8	$352		$301	$6	$295

Investments in large-cap equity securities represent investments in a passively managed equity index fund that invests in securities and a combination of other collective funds that together track the performance of the S&P 500 Index. Redemptions can be made daily on this fund.

Investments in commingled debt securities represent investments in a fund that invests in a diversified portfolio of investment grade money market instruments including, but not limited to, commercial paper, notes, repurchase agreements and other evidences of indebtedness with a maturity date not exceeding 13 months from date of purchase. Redemptions can be made weekly on this fund.

Investments in commingled money market funds represent investments in a fund that invests in securities and a combination of other collective funds that together are designed to track the performance of the Barclays Capital Long-term Treasury Index, as well as a fund that invests primarily in a diversified portfolio of investment grade money market instruments, including, but not limited to, commercial paper, notes, repurchase agreements and other evidences of indebtedness with a maturity not exceeding 13 months from the date of purchase.  The primary objective of the fund is a high level of current income consistent with stability of principal and liquidity. Redemptions can be made daily on each of these funds.

Investments in municipalities represent investments in a diverse mix of tax-exempt municipal securities.

Receivables represent interest and dividends earned but not received as well as investments sold but not yet settled.

Plan Assets - U.K. Pension Plans (PPL and PPL Energy Supply)

The overall investment strategy of WPD's pension plans is developed by each plan's independent trustees in its Statement of Investment Principles in compliance with the U.K. Pensions Act of 1995 and other U.K. legislation.  The trustees' primary focus is to ensure that assets are sufficient to meet members' benefits as they fall due with a longer term objective to reduce investment risk.  The investment strategy is intended to maximize investment returns while not incurring excessive volatility in the funding position.  WPD's plans are invested in a wide diversification of asset types, fund strategies and fund managers and therefore have no significant concentration of risk.  Commingled funds that consist entirely of debt securities are traded as equity units, but treated by WPD as debt securities for asset allocation and target allocation purposes.  These include investments in U.K. corporate bonds and U.K. gilts.

The asset allocation and target allocation at December 31 of WPD's pension plans are detailed below.

			Target Asset
	Percentage of plan assets		Allocation
Asset Class	2010	2009	2010

Cash and cash equivalents	2%
Equity securities
U.K. companies	18%	22%	16%
European companies (excluding the U.K.)	11%	13%	10%
Asian-Pacific companies	11%	10%	10%
North American companies	6%	6%	4%
Emerging markets companies	5%	5%	5%
Currency	2%	2%	6%
Global Tactical Asset Allocation	1%	1%	2%
Debt securities (a)	38%	35%	39%
Alternative investments	6%	6%	8%
Total	100%	100%	100%

(a)	Includes commingled debt funds.

The fair value of assets in the U.K. pension plans by asset class and level within the fair value hierarchy was:

	December 31, 2010				December 31, 2009
		Fair Value Measurement Using				Fair Value Measurement Using
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$46	$46			$5	$5
Equity securities:
U.K. companies	455		$455		501		$501
European companies (excluding the U.K.)	273		273		290		290
Asian-Pacific companies	279		279		242		242
North American companies	162		162		149		149
Emerging markets companies	127		127		110		110
Currency	51		51		42		42
Global Tactical Asset Allocation	23		23		30		30
Commingled debt:
U.K. corporate bonds	321		321		308		308
U.K. gilts					24		24
U.K. index-linked gilts	629		629		489		489
Alternative investments:
Real estate	158		158		141		141
Fair value - international pension plans	$2,524	$46	$2,478		$2,331	$5	$2,326

Except for investments in real estate, the fair value measurements of WPD's pension plan assets are based on the same inputs and measurement techniques used to measure the U.S. pension plan assets described above.

Investments in U.K equity securities represent passively managed equity index funds that are measured against the FTSE All Share Index.  Investments in European equity securities represent passively managed equity index funds that are measured against the FTSE Europe ex UK Index.  Investments in Asian-Pacific equity securities represent passively managed equity index funds that aim to outperform 50% FTSE Asia Pacific ex-Japan Index and 50% FTSE Japan Index.  Investments in North American equity securities represent passively managed index funds that are measured against the FTSE North America Index.  Investments in emerging market equity securities represent passively managed equity index funds that are measured against the MSCI Emerging Markets Index.  Investments in currency equity securities represent investments in unitized passive and actively traded currency funds.  The Global Tactical Asset Allocation strategy attempts to benefit from short-term market inefficiencies by taking positions in worldwide markets with the objective to profit from relative movements across those markets.

Debt securities include investment grade corporate bonds of companies from diversified U.K. industries.

Investments in real estate represent holdings in a U.K. unitized fund that owns and manages U.K. industrial and commercial real estate with a strategy of earning current rental income and achieving capital growth.  The fair value measurement of the fund is based upon a net asset value per share, which is based on the value of underlying properties that are independently appraised in accordance with Royal Institution of Chartered Surveyors valuation standards at least annually with quarterly valuation updates based on recent sales of similar properties, leasing levels, property operations and/or market conditions.  The fund may be subject to redemption restrictions in the unlikely event of a large forced sale in order to ensure other unit holders are not disadvantaged.

Expected Cash Flows - U.S. Defined Benefit Plans (PPL)

PPL's U.S. defined benefit plans have the option to utilize available prior year credit balances to meet current and future contribution requirements.  However, PPL contributed $432 million to its U.S. pension plan in January 2011 and will contribute an additional $33 million to ensure future compliance with minimum funding requirements.

PPL sponsors various non-qualified supplemental pension plans for which no assets are segregated from corporate assets.  PPL expects to make approximately $5 million of benefit payments under these plans in 2011.

PPL is not required to make contributions to its other postretirement benefit plans but has historically funded these plans in amounts equal to the postretirement benefit costs recognized.  Continuation of this past practice would cause PPL to contribute $38 million to its other postretirement benefit plans in 2011.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid and the following federal subsidy payments are expected to be received by the separate plan trusts.

		Other Postretirement
			Expected
		Benefit	Federal
	Pension	Payment	Subsidy

2011	$178	$51	$1
2012	185	54	1
2013	200	57	1
2014	204	61	1
2015	217	64	1
2016 - 2020	1,308	354	4

(PPL Energy Supply)

The PPL Montana pension plan has the option to utilize available prior year credit balances to meet current and future contribution requirements.  However, PPL Montana contributed $10 million to the plan in January 2011 and will contribute an additional $5 million to ensure future compliance with minimum funding requirements.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the separate plan trusts.

		Other
	Pension	Postretirement

2011	$3	$2
2012	4	2
2013	4	2
2014	5	2
2015	6	3
2016 - 2020	41	14

Expected Cash Flows - U.K. Pension Plans (PPL and PPL Energy Supply)

The pension plans of WPD are subject to formal actuarial valuations every three years, which are used to determine funding requirements.  Future contributions were evaluated in accordance with the latest valuation performed as of March 31, 2010, in respect of WPD's principal pension scheme, to determine contribution requirements for 2011 and forward.  WPD expects to make contributions of approximately $15 million in 2011.  WPD is currently permitted to recover in rates approximately 76% of its deficit funding requirements for its primary pension plan.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the separate plan trusts.

Pension

2011	$156
2012	158
2013	161
2014	164
2015	169
2016 - 2020	895

(PPL, PPL Energy Supply and PPL Electric)

Savings Plans

Substantially all employees of PPL's domestic subsidiaries are eligible to participate in deferred savings plans (401(k)s).  Employer contributions to the plans approximated the following.

	2010	2009	2008

PPL	$23	$17	$17
PPL Energy Supply	10	10	9
PPL Electric	4	4	4

The increase for PPL in 2010 is the result of PPL's acquisition of LKE and the employer contributions related to the employees of that company and its subsidiaries under their existing plans.

Employee Stock Ownership Plan

PPL sponsors a non-leveraged ESOP in which substantially all domestic employees, excluding those of PPL Montana, LKE and the mechanical contractors, are enrolled on the first day of the month following eligible employee status.  Dividends paid on ESOP shares are treated as ordinary dividends by PPL.  Under existing income tax laws, PPL is permitted to deduct the amount of those dividends for income tax purposes and to contribute the resulting tax savings (dividend-based contribution) to the ESOP.

The dividend-based contribution is used to buy shares of PPL's common stock and is expressly conditioned upon the deductibility of the contribution for federal income tax purposes.  Contributions to the ESOP are allocated to eligible participants' accounts as of the end of each year, based 75% on shares held in existing participants' accounts and 25% on the eligible participants' compensation.

Compensation expense for ESOP contributions was $8 million in 2010 and 2009 and $7 million in 2008.  These amounts were offset by the dividend-based contribution tax savings and had no impact on PPL's earnings.

PPL shares within the ESOP outstanding at December 31, 2010 were 7,753,007 or 2% of total common shares outstanding, and are included in all EPS calculations.

Separation Benefits

Certain PPL subsidiaries provide separation benefits to eligible employees.  These benefits may be provided in the case of separations due to performance issues, loss of job related qualifications or organizational changes.  Certain employees separated are eligible for cash severance payments, outplacement services, accelerated stock award vesting, continuation of group health and welfare coverage, and enhanced pension and postretirement medical benefits.  The type and amount of benefits provided is based upon age, years of service and the nature of the separation.  Separation benefits are recorded when such amounts are probable and estimable.

In February 2009, PPL announced workforce reductions that resulted in the elimination of approximately 200 management and staff positions across PPL's domestic operations, or approximately 6% of PPL's non-union, domestic workforce.  The charges noted below consisted primarily of enhanced pension and severance benefits under PPL's Pension Plan and Separation Policy and were recorded to "Other operation and maintenance" on the Statement of Income.

As a result of the workforce reductions, PPL recorded a charge of $22 million ($13 million after tax) in 2009.

PPL Energy Supply eliminated approximately 50 management and staff positions and recorded a charge of $13 million ($8 million after tax) in 2009.  Included in this charge was $8 million ($4 million after tax) of allocated costs associated with the elimination of employees of PPL Services.

PPL Electric eliminated approximately 50 management and staff positions and recorded a charge of $9 million ($5 million after tax) in 2009.  Included in this charge was $3 million ($1 million after tax) of allocated costs associated with the elimination of employees of PPL Services.

Separation benefits were not significant in 2010 and 2008.

Health Care Reform

In March 2010, Health Care Reform was signed into law.  Many provisions of Health Care Reform do not take effect for an extended period of time, and most will require the publication of implementing regulations and/or issuance of program guidelines.

Beginning in 2013, provisions within Health Care Reform eliminate the tax deductibility of retiree health care costs to the extent of federal subsidies received by plan sponsors that provide retiree prescription drug benefits equivalent to Medicare Part D Coverage.  As a result, in 2010:

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

Other provisions within Health Care Reform that apply to PPL and its subsidiaries include:

•	an excise tax, beginning in 2018, imposed on high-cost plans providing health coverage that exceeds certain thresholds;
•	a requirement to extend dependent coverage up to age 26; and
•	broadening the eligibility requirements under the Federal Black Lung Act.

PPL and its subsidiaries have evaluated the provisions of Health Care Reform and have included the applicable provision in the valuation of those benefit plans that are impacted.  The inclusion of the various provision of Health Care Reform did not have a material impact on the financial statements.  PPL and its subsidiaries will continue to monitor the potential impact of any changes to the existing provisions and implementation guidance related to Health Care Reform on their benefit programs.

14.  Jointly Owned Facilities

(PPL and PPL Energy Supply)

At December 31, 2010 and 2009, subsidiaries of PPL and PPL Energy Supply owned interests in the facilities listed below.  The Balance Sheets of PPL and PPL Energy Supply include the amounts noted in the following table.

	December 31, 2010
					Construction
	Ownership		Other	Accumulated	Work
	Interest	Electric Plant	Property	Depreciation	in Progress
PPL
Generating Stations
Susquehanna	90.00%	$4,553		$3,487	$79
Conemaugh	16.25%	213		106	11
Keystone	12.34%	196		60	2
Trimble County-Units 1 & 2 (a)	75.00%	352		10	907
Merrill Creek Reservoir	8.37%		$22	15

PPL Energy Supply
Generating Stations
Susquehanna	90.00%	$4,553		$3,487	$79
Conemaugh	16.25%	213		106	11
Keystone	12.34%	196		60	2
Merrill Creek Reservoir	8.37%		$22	15

	December 31, 2009
					Construction
	Ownership		Other	Accumulated	Work
	Interest	Electric Plant	Property	Depreciation	in Progress
PPL and PPL Energy Supply
Generating Stations
Susquehanna	90.00%	$4,571		$3,475	$108
Conemaugh	16.25%	206		99	9
Keystone	12.34%	199		61	4
Merrill Creek Reservoir	8.37%		$22	15

(a)
The interest in these Units was recognized as a result of the 2010 acquisition of LKE.  See Note 10 for additional information on the acquisition, and Note 8 for additional information on Trimble County Unit 2.

In addition to the interests mentioned above, PPL Montana had a 50% leasehold interest in Colstrip Units 1 and 2 and a 30% leasehold interest in Colstrip Unit 3 under operating leases.  See Note 11 for additional information.  At December 31, 2010 and 2009, NorthWestern owned a 30% leasehold interest in Colstrip Unit 4.  PPL Montana and NorthWestern have a sharing agreement to govern each party's responsibilities regarding the operation of Colstrip Units 3 and 4, and each party is responsible for 15% of the respective operating and construction costs, regardless of whether a particular cost is specified to Colstrip Unit 3 or 4.

Each subsidiary owning these interests provides its own funding for its share of the facility.  Each receives a portion of the total output of the generating stations equal to its percentage ownership.  The share of fuel and other operating costs associated with the stations is included in the corresponding operating expenses on the Statements of Income.

15.  Commitments and Contingencies

Energy Purchases, Energy Sales and Other Commitments

Energy Purchase Commitments

(PPL)

LKE enters into purchase contracts to supply the coal and natural gas requirements for generation facilities and LG&E's gas supply operations.  The coal contracts extend through 2016 and the natural gas contracts extend through 2012.  LKE also enters into contracts for the transportation of natural gas, which expire through 2018.

LKE indirectly holds an 8.13% interest in OVEC, which is accounted for as a cost method investment.  OVEC owns and operates two coal-fired power plants.  LKE is contractually entitled to 8.13% of OVEC's output, approximately 194 MW of generation capacity.  Pursuant to the OVEC power purchase agreement, which expires in 2026, LKE may be conditionally responsible for its pro-rata share of certain obligations of OVEC under defined circumstances.  These contingent liabilities may include unpaid OVEC indebtedness as well as shortfall amounts in certain excess decommissioning costs and postretirement benefits other than pension.  LKE's contingent potential proportionate share of OVEC's outstanding debt was approximately $113 million at December 31, 2010.

(PPL and PPL Energy Supply)

PPL Energy Supply enters into long-term purchase contracts to supply the fuel requirements for generation facilities.  These contracts include commitments to purchase coal, emission allowances, limestone, natural gas, oil and nuclear fuel.  These long-term contracts extend through 2019, with the exception of a limestone contract that extends through 2030.  PPL Energy Supply also enters into long-term contracts for the storage and transportation of natural gas.  The long-term natural gas storage contracts extend through 2015, and the long-term natural gas transportation contracts extend through 2032.  Additionally, PPL Energy Supply has entered into long-term contracts to purchase power that extend through 2017, with the exception of long-term power purchase agreements for the full output of two wind farms that extend through 2027.

As part of the purchase of generation assets from Montana Power, PPL Montana assumed a power purchase and power sales agreement, which expired at December 31, 2010.  In accordance with purchase accounting guidelines, PPL Montana recorded a liability of $58 million as the fair value of the agreement at the acquisition date.  The liability was being reduced over the term of the agreement as an adjustment to "Energy purchases" on the Statements of Income.  At December 31, 2009, the $11 million unamortized balance of this liability was included in "Other current liabilities" on the Balance Sheets and was fully amortized in 2010.

In 2008, PPL EnergyPlus acquired the rights to an existing long-term tolling agreement associated with the capacity and energy of Ironwood.  Under the agreement, PPL EnergyPlus has control over the plant's dispatch into the electricity grid and supplies the natural gas necessary to operate the plant.  The tolling agreement extends through 2021.  See Note 11 for additional information.

(PPL and PPL Electric)

In 2009, the PUC approved PPL Electric's procurement plan for the period January 2011 through May 2013.  Through 2010, PPL Electric has conducted six of its 14 planned competitive solicitations.  The solicitations include a mix of long-term and short-term purchases ranging from five months to five years to fulfill PPL Electric's obligation to provide for customer supply as a PLR.

(PPL Energy Supply and PPL Electric)

See Note 16 for information on the power supply agreements between PPL EnergyPlus and PPL Electric.

Energy Sales Commitments

(PPL and PPL Energy Supply)

In connection with its marketing activities or hedging strategy for its power plants, PPL Energy Supply has entered into long-term power sales contracts that extend through 2024, excluding long-term retail sales agreements for the full output from solar generators that extend through 2036.

(PPL Energy Supply and PPL Electric)

See Note 16 for information on the power supply agreements between PPL EnergyPlus and PPL Electric.

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

The Kerr Dam Project license (50-year term) was jointly issued by the FERC to Montana Power and the Confederated Salish and Kootenai Tribes of the Flathead Reservation in 1985, and requires PPL Montana (as successor licensee to Montana Power) to hold and operate the project for at least 30 years (to 2015).  Between 2015 and 2025, the tribes have the option to purchase, hold and operate the project for the remainder of the license term, which expires in 2035.  PPL Montana cannot predict if and when this option will be exercised.  The license also requires PPL Montana to continue to implement a plan to mitigate the impact of the Kerr Dam on fish, wildlife and their habitats.  Under this arrangement, PPL Montana has a remaining commitment to spend $10 million between 2011 and 2015, in addition to the annual rent it pays to the tribes.

PPL Montana entered into two Memoranda of Understanding (MOUs) with state, federal and private entities related to the issuance in 2000 of the FERC renewal license for the nine dams comprising the Missouri-Madison project.  The MOUs are periodically updated and renewed and require PPL Montana to implement plans to mitigate the impact of its projects on fish, wildlife and their habitats, and to increase recreational opportunities.  The MOUs were created to maximize collaboration between the parties and enhance the possibility to receive matching funds from relevant federal agencies.  Under these arrangements, PPL Montana has a remaining commitment to spend $34 million between 2011 and 2040.

Legal Matters

(PPL, PPL Energy Supply and PPL Electric)

PPL and its subsidiaries are involved in legal proceedings, claims and litigation in the ordinary course of business.  PPL and its subsidiaries cannot predict the outcome of such matters, or whether such matters may result in material liabilities, unless otherwise noted.

(PPL)

Trimble County Unit 2 Construction

In June 2006, LKE entered into a construction contract regarding the TC2 project.  The contract is generally in the form of a turnkey agreement for the design, engineering, procurement, construction, commissioning, testing and delivery of the project, according to designated specifications, terms and conditions.  The contract price and its components are subject to a number of potential adjustments which may serve to increase or decrease the ultimate construction price.  During 2009 and 2010, LKE received several contractual notices from the TC2 construction contractor asserting historical force majeure and excusable event claims for a number of adjustments to the contract price, construction schedule, commercial operations date, liquidated damages or other relevant provisions.  In September 2010, LKE and the construction contractor agreed to a settlement to resolve the force majeure and excusable event claims occurring through July 2010, under the TC2 construction contract, which settlement provided for a limited, negotiated extension of the contractual commercial operations date and/or relief from liquidated damage calculations.  With limited exceptions LKE took care, custody and control of TC2 on January 22, 2011, and has dispatched the unit to meet customer demand since that date.  LG&E and KU and the contractor agreed to a further amendment of the construction agreement whereby the contractor will complete certain actions relating to identifying and completing any necessary modifications to allow operation of TC2 on all fuels in accordance with initial specifications prior to certain dates, and amending the provisions relating to liquidated damages.  LKE cannot currently estimate the ultimate outcome of these matters.

Trimble County Unit 2 Transmission

LG&E's and KU's Certificate of Public Convenience and Necessity (CCN) and condemnation rights relating to a transmission line associated with the TC2 construction have been challenged by certain property owners in Hardin County, Kentucky. Certain proceedings relating to CCN challenges and federal historic preservation permit requirements have concluded with outcomes in LG&E's and KU's favor.

With respect to the remaining issues in dispute, during 2008, KU obtained various successful rulings at the Hardin County Circuit Court confirming its condemnation rights.  In August 2008, several landowners appealed such rulings to the Kentucky Court of Appeals.  In May 2010, the Kentucky Court of Appeals issued an Order affirming the Hardin Circuit Court's finding that KU had the right to condemn easements on the properties.  In May 2010, the landowners filed a petition for reconsideration with the Court of Appeals.  In July 2010, the Court of Appeals denied that petition.  In August 2010, the landowners filed for discretionary review of that denial by the Kentucky Supreme Court.

Consistent with the regulatory authorizations and relevant legal proceedings, LG&E and KU have completed construction activities on transmission line segments.  During 2010, LG&E and KU placed into operation permanent sections of the transmission line.  PPL cannot predict the outcome of remaining issues related to this matter.

Montana Hydroelectric Litigation (PPL and PPL Energy Supply)

In November 2004, PPL Montana, Avista Corporation (Avista) and PacifiCorp commenced an action for declaratory judgment in Montana First Judicial District Court seeking a determination that no lease payments or other compensation for their hydroelectric facilities' use and occupancy of riverbeds in Montana can be collected by the State of Montana.  This lawsuit followed dismissal on jurisdictional grounds of an earlier federal lawsuit seeking such compensation in the U.S. District Court of Montana.  Initially brought by two individuals, for whom the State was later substituted, the federal lawsuit alleged that the beds of Montana's navigable rivers became state-owned trust property upon Montana's admission to statehood, and that the use of them should, under a 1931 regulatory scheme enacted after all but one of the hydroelectric facilities in question were constructed, trigger lease payments for use of land beneath.  In July 2006, the Montana state court approved a stipulation by the State of Montana that it was not seeking compensation for the period prior to PPL Montana's December 1999 acquisition of the hydroelectric facilities.

Following a number of adverse trial court rulings, in 2007 Pacificorp and Avista each entered into settlement agreements with the State of Montana providing, in pertinent part, that each company would make prospective lease payments for use of the State's navigable riverbeds (subject to certain future adjustments), resolving the State's claims for past and future compensation.

Following an October 2007 trial of this matter on damages, in June 2008, the Montana District Court awarded the State retroactive compensation of approximately $35 million for the 2000-2006 period and approximately $6 million for 2007 compensation.  Those amounts continue to accrue interest at 10 percent per year.  The Montana District Court also deferred determination of compensation for 2008 and future years to the Montana State Land Board.  In October 2008, PPL Montana appealed the decision to the Montana Supreme Court, requesting a stay of judgment and a stay of the Land Board's authority to assess compensation for 2008 and future periods.

In 2009, PPL Montana adjusted its previously recorded accrual by $8 million, $5 million after tax.  Of this total, $5 million, $3 million after tax, related to prior periods.  In March 2010, the Montana Supreme Court substantially affirmed the June 2008 Montana District Court decision.  As a result, in the first quarter of 2010, PPL Montana recorded a pre-tax charge of $56 million ($34 million after tax or $0.08 per share, basic and diluted, for PPL), representing estimated rental compensation for the first quarter of 2010 and prior years, including interest.  Rental compensation was estimated for periods subsequent to 2007, although such estimated amounts may differ from amounts ultimately determined by the Montana State Land Board.  The portion of the pre-tax charge that related to prior years totaled $54 million ($32 million after tax).  The pre-tax charge recorded on the Statement of Income was $49 million in "Other operation and maintenance" and $7 million in "Interest Expense."  PPL Montana continues to accrue interest expense for the prior years and rent expense for the current year.  PPL Montana's total loss accrual at December 31, 2010 was $75 million.

In August 2010, PPL Montana filed a petition for a writ of certiorari with the U.S. Supreme Court requesting the Court's review of this matter.  Several amicus briefs have been filed supporting PPL Montana's petition, including, among others, a combined brief by the Edison Electric Institute and National Hydropower Association.  In October 2010, the State of Montana and PPL Montana filed respective reply briefs.  In November 2010, the Supreme Court requested the U.S. Solicitor General to provide its views on behalf of the federal government whether the Court should grant or deny PPL Montana's petition.  It is not known when that brief might be filed in 2011 or what the position of the Solicitor General will be.  The stay of the judgment granted during the proceedings before the Montana Supreme Court has been extended by agreement with the State of Montana, to cover the anticipated period of the proceeding before the U.S. Supreme Court.  PPL cannot predict the outcome of this matter.

PJM/MISO Billing Dispute (PPL, PPL Energy Supply and PPL Electric)

In 2009, PJM reported that it had discovered a modeling error in the market-to-market power flow calculations between PJM and the MISO.  The error was a result of incorrect modeling of certain generation resources that have an impact on power flows across the PJM/MISO border.  Informal settlement discussions on this issue terminated in March 2010.  Also in March 2010, MISO filed two complaints with the FERC concerning the modeling error and related matters with a demand for $130 million of principal plus interest.  In April 2010, PJM filed answers to the complaints and filed a related complaint against MISO.  In its answers and complaint, PJM denies that any compensation is due to MISO and seeks recovery in excess of $25 million from MISO for alleged violations by MISO regarding market-to-market power flow calculations.  PPL participates in markets in both PJM and MISO.  The amount and timing of any payments by PJM to MISO or by MISO to PJM relating to these modeling errors is uncertain, as is the method by which PJM or MISO would allocate any such payments to PJM and MISO participants.  In June 2010, the FERC ordered the complaints to be consolidated and set for settlement discussions, followed by hearings if the discussions are unsuccessful.  In January 2011, the parties to this dispute filed a settlement with the FERC under which no compensation would be paid to either PJM or MISO and providing for certain improvements in how the calculations are administered going forward.  The settlement requires FERC approval.  PPL cannot predict the outcome of this matter.

Regulatory Issues

Enactment of Financial Reform Legislation (PPL and PPL Energy Supply)

In July 2010, the Dodd-Frank Act was signed into law.  Of particular relevance to PPL and PPL Energy Supply, the Dodd-Frank Act includes provisions that require most over-the-counter derivative transactions to be executed through an exchange and to be centrally cleared.  The Dodd-Frank Act, however, provides an exemption from mandatory clearing and exchange trading requirements for over-the-counter derivative transactions used to hedge or mitigate commercial risk.  Although the phrase "to hedge or mitigate commercial risk" is not defined in the Dodd-Frank Act, recent rules proposed by the Commodity Futures Trading Commission set forth an inclusive, multi-pronged definition for the phrase.  Based on this proposed definition and other requirements in the proposed rule, it is anticipated that transactions utilized by PPL and PPL Energy Supply should qualify if they are not entered into for speculative purposes.  The Dodd-Frank Act also provides that the Commodity Futures Trading Commission may impose collateral and margin requirements for over-the-counter derivative transactions, including those that are used to hedge commercial risk.  However, during drafting of the Dodd-Frank Act, certain members of Congress adopted report language and issued a public letter stating that it was not their intention to impose margin and collateral requirements on counterparties that utilize these transactions to hedge commercial risk.  Final rules on major provisions in the Dodd-Frank Act, including imposition of collateral and margin requirements, will be established through rulemakings and, in most cases, will not take effect until at least 12 months after the date of enactment.  PPL and PPL Energy Supply may be required to post additional collateral if they are subject to margin requirements as ultimately adopted in the implementing regulations of the Dodd-Frank Act.  PPL and PPL Energy Supply will continue to evaluate the provisions of the Dodd-Frank Act and monitor developments related to its implementation.  At this time, PPL and PPL Energy Supply cannot predict the impact that the new law or its implementing regulations will have on their business or operations, or the markets in which they transact business.

(PPL)

Utility Competition in Virginia

The Commonwealth of Virginia passed the Virginia Electric Utility Restructuring Act in 1999.  This act gave customers the ability to choose their electric supplier and capped electric rates through December 2010.  KU subsequently received a legislative exemption from the customer choice requirements of this law.  In April 2007, however, the Virginia General Assembly amended the Virginia Electric Utility Restructuring Act, terminating the competitive market and commencing re-regulation of utility rates.  The new act ended the cap on rates at the end of 2008.  Pursuant to this legislation, the VSCC adopted regulations revising the rules governing utility rate increase applications.  As of January 2009, a hybrid model of regulation is being applied in Virginia, under which utility rates are reviewed every two years.  KU's exemption from the requirements of the Virginia Electric Utility Restructuring Act, however, discharges KU from the requirements of the new hybrid model of regulation.  In lieu of submitting an annual information filing, KU has the option of requesting a change in base rates to recover prudently incurred costs by filing a traditional base rate case.  KU is also subject to other utility regulations in Virginia, including, but not limited to, the recovery of prudently incurred fuel costs through an annual fuel factor charge and the submission of integrated resource plans.

Kentucky Activities

Home Energy Assistance Program

During September 2007, the KPSC approved a five-year Home Energy Assistance program effective in October 2007.  The program was scheduled to terminate in September 2012, and is funded through a $0.15 per month meter charge.  This program was extended through September 2015 in the KPSC Order approving PPL's acquisition of LKE.

Gas Customer Choice Study

In April 2010, the KPSC commenced a proceeding to investigate natural gas retail competition programs, their regulatory, financial and operational aspects and potential benefits, if any, of such programs to Kentucky consumers.  A number of entities, including LG&E, are parties to the proceeding.  In December 2010, the KPSC issued an Order in the proceeding declining to endorse gas competition at the retail level, noting the existence of a number of transition or oversight costs and an uncertain level of economic benefits in such programs.  With respect to existing gas transportation programs available to large commercial or industrial users, the Order indicates that the KPSC will review utilities' current tariff structures, user thresholds and other terms and conditions of such programs, as part of such companies' next regular gas rate cases.

Integrated Resource Planning

Integrated resource planning ("IRP") regulations in Kentucky require major utilities to make triennial IRP filings with the KPSC.  In April 2008, LG&E and KU filed their 2008 joint IRP with the KPSC.  The IRP provides historical and projected demand, resource and financial data, and other operating performance and system information.  The KPSC issued a staff report and Order closing this proceeding in December 2009.  Pursuant to the VSCC's December 2008 Order, KU filed its IRP in July 2009.  The filing consisted of the 2008 Joint IRP filed by LG&E and KU with the KPSC along with additional data.  The VSCC issued an Order in August 2010 finding the IRP was reasonable and in the public interest.  LG&E and KU anticipate filing a joint IRP with the KPSC in April 2011.

Green Energy Riders

In February 2007, LG&E and KU filed a Joint Application and Testimony for Proposed Green Energy Riders.  In May 2007, a KPSC Order was issued authorizing LG&E and KU to establish Small and Large Green Energy Riders, allowing customers to contribute funds to be used for the purchase of renewable energy credits.  During November 2009, LG&E and KU filed an application to both continue and modify the existing Green Energy Programs.  In February 2010, the KPSC approved the application, as filed.

Other

In February 2006, the KPSC initiated an administrative proceeding to consider the requirements of the federal Energy Policy Act of 2005 (Energy Act), Subtitle E Section 1252, Smart Metering, which concerns time-based metering and demand response, and Section 1254, Interconnections.  The Energy Act requires each state regulatory authority to conduct a formal investigation and issue a decision on whether or not it is appropriate to implement certain Section 1252 standards within eighteen months after the enactment of the Energy Act and to commence consideration of Section 1254 standards within a year after the enactment of the Energy Act.  Following a public hearing with all Kentucky jurisdictional electric utilities, in December 2006, the KPSC issued an Order in this proceeding indicating that the 2005 Energy Act Section 1252 and Section 1254 standards should not be adopted.  However, all the KPSC jurisdictional utilities are required to file real-time pricing pilot programs for their large commercial and industrial customers.  LG&E and KU developed real-time pricing pilots for large industrial and commercial customers and filed the details of the plan with the KPSC in April 2007.  In February 2008, the KPSC issued an Order approving the real-time pricing pilot programs proposed by LG&E and KU for implementation for their large commercial and industrial customers.  The tariff was filed in October 2008, with an effective date of December 1, 2008.  LG&E and KU file annual reports on the program within 90 days of each plan year-end for the three-year pilot period.

Pursuant to a LG&E 2004 rate case settlement agreement, and as referred to in the Energy Act Administrative Order, LG&E made its responsive pricing and smart metering pilot program filing, which addresses real-time pricing for residential and general service customers, in March 2007.  In July 2007, the KPSC approved the application as filed for a small number of residential customers and a sampling of other customers, and authorized LG&E to establish the responsive pricing and smart metering pilot program, recovery of non-specific customer costs through the DSM billing mechanism and the filing of annual reports by April 1, 2009, 2010 and 2011.  LG&E must also file an evaluation of the program by July 1, 2011.

Pennsylvania Activities (PPL and PPL Electric)

Act 129 requires electric utilities to meet specified goals for reduction in customer electricity usage and peak demand by specified dates.  Utilities not meeting the requirements of Act 129 are subject to significant penalties.

Under Act 129, Electric Distribution Companies (EDCs) must develop and file an energy efficiency and conservation plan (EE&C Plan) with the PUC and contract with conservation service providers to implement all or a portion of the EE&C Plan.  Act 129 requires EDCs to cause reduced electricity consumption of 1% by 2011 and 3% by 2013, and reduced peak demand of 4.5% by 2013.  EDCs will be able to recover the costs (capped at 2% of the EDC's 2006 revenue) of implementing their EE&C Plans.  In October 2009, the PUC approved PPL Electric's EE&C Plan.  The plan includes 14 programs, all of which are voluntary for customers.  The plan includes a proposed rate mechanism for recovery of all costs incurred by PPL Electric to implement the plan.  In September 2010, PPL Electric filed its Program Year 1 Annual Report and Process Evaluation Report.  PPL Electric also filed a petition requesting permission to modify two components of its EE&C Plan.  Various responses were filed to that petition which the PUC has assigned to two Administrative Law Judges for hearings and a recommended decision.  In December 2010, the Administrative Law Judges issued a recommended decision approving PPL Electric's request.  Parties have filed exceptions and reply exceptions to the recommended decision.  The PUC issued its final order in January 2011, approving the changes proposed by PPL Electric and directing PPL Electric to re-file its plan to reflect all changes made since it was initially approved.

Act 129 also requires installation of smart meters for new construction, upon the request of consumers at their cost, or on a depreciation schedule not exceeding 15 years.  Under Act 129, EDCs will be able to recover the costs of providing smart metering technology.  In August 2009, PPL Electric filed its proposed smart meter technology procurement and installation plan with the PUC.  All of PPL Electric's metered customers currently have smart meters installed at their service locations, and PPL Electric's current advanced metering technology generally satisfies the requirements of Act 129 and does not need to be replaced.  In June 2010, the PUC entered its order approving PPL Electric's smart meter plan with several modifications.  In compliance with the order, in the third quarter of 2010, PPL Electric submitted a revised plan with a cost estimate of $38 million to be incurred over a five-year period, beginning in 2009, and filed a rider to recover these costs beginning January 1, 2011.  In December 2010, the PUC approved PPL Electric's rate rider to recover the costs of its smart meter program.

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

Under Act 129, the DSP competitive procurement plan must ensure adequate and reliable service "at least cost to customers" over time.  Act 129 grants the PUC authority to extend long-term power contracts up to 20 years, if necessary, to achieve the "least cost" standard.  The PUC has approved PPL Electric's procurement plan for the period January 1, 2011 through May 31, 2013, and PPL Electric has begun purchasing under that plan.  In December 2010, the PUC approved PPL Electric's rate rider to recover the costs of providing default service.

New Jersey Capacity Legislation (PPL, PPL Energy Supply and PPL Electric)

In January 2011, New Jersey enacted a law that intervenes in the wholesale capacity market exclusively regulated by the FERC:  S. No. 2381, 214th Leg. (N.J. 2011) (the Act).  To create incentives for the development of new, in-state electric generation facilities, the Act implements a "long-term capacity agreement pilot program" (LCAPP).  The Act requires New Jersey utilities to pay a guaranteed fixed price for wholesale capacity, imposed by the New Jersey Board of Public Utilities (BPU), to certain new generators participating in PJM, with the ultimate costs of that guarantee to be borne by New Jersey ratepayers.  PPL believes the intent and effect of the LCAPP is to encourage the construction of new generation in New Jersey even when, under the FERC-approved PJM economic model, such new generation would not be economic.  The Act could depress capacity prices in PJM in the short term, impacting PPL Energy Supply's revenues, and harm the long-term ability of the PJM capacity market to incent necessary generation investment throughout PJM.  In February 2011, the PJM Power Providers Group (P3), an organization in which PPL is a member, filed a complaint before the FERC seeking changes in PJM's capacity market rules designed to ensure that subsidized generation, such as may result from the implementation of the LCAPP, will not be able to set capacity prices artificially low as a result of their exercise of buyer market power.  PPL cannot predict the outcome of this proceeding.

Also in February 2011, PPL, with several other generating companies and utilities, filed a complaint in Federal Court in New Jersey challenging the Act on the grounds that the Act violates well-established principles under the Supremacy Clause and the Commerce Clause of the United States Constitution.  In this action, the Plaintiffs request declaratory and injunctive relief barring implementation of the Act by the Commissioners of the BPU.  PPL cannot predict the outcome of this proceeding.

FERC Formula Rates (PPL and PPL Electric)

In August 2008, PPL Electric asked the FERC to change the method for calculating its transmission rates to formula-based rates to support continued investment in its transmission system.

In October 2008, the FERC accepted the proposed rate for filing, effective November 1, 2008, subject to refund, and set the matter for hearing, but held the hearings in abeyance to establish settlement judge procedures.  In May 2009, a settlement was reached by all interested parties which, among other things, reduced PPL Electric's return on equity to approximately 11.70%.  PPL Electric was granted approval to implement the formula-based rate as established in the settlement, effective June 1, 2009.  In August 2009, the FERC approved the settlement.  See Note 3 for information on a true-up of these revenues.

In May 2010, PPL Electric initiated the 2010 Annual Update of its formula rate.  In November 2010, a group of municipal customers taking transmission service in PPL Electric's zone filed a preliminary challenge to the update, and in December, they filed a formal challenge.  In January 2011, PPL Electric filed a motion to dismiss a number of the challenges and submitted responses to all of the challenges.  PPL Electric cannot predict the outcome of this proceeding which remains pending before the FERC.

In September 2008, KU filed an application with the FERC for increases in electric base rates applicable to wholesale power sales contracts or interchange agreements involving, collectively, 12 Kentucky municipalities.  The application requested a shift from an all-in stated unit charge rate to an unbundled formula rate, including an annual adjustment mechanism.  In May 2009, the FERC issued an Order approving a settlement among the parties in the case, incorporating increases of approximately 3% from prior rates and a return on equity of 11%.  In May 2010, KU submitted to the FERC the proposed current annual adjustment to the formula rate.  This updated rate became effective on July 1, 2010, subject to certain review procedures by the wholesale requirements customers and the FERC, including potential refunds in the case of disallowed costs or charges.

By mutual agreement, the parties' settlement of the 2008 application left outstanding the issue of whether KU must allocate the municipal customers a portion of renewable resources that it may be required to procure on behalf of its retail ratepayers.  An Order was issued by the FERC in July 2010, indicating that KU is not required to allocate a portion of any renewable resources to the 12 municipalities, thus resolving the remaining issue.

California ISO and Western U.S. Markets (PPL and PPL Energy Supply)

Through its subsidiaries, PPL made $18 million of sales to the California ISO during the period October 2000 through June 2001, $17 million of which has not been paid to PPL subsidiaries.  Also, as previously reported, there has been further litigation about additional claims of refunds for periods prior to October 2000.  In January 2011, PPL and the "California Parties" (collectively, three California utility companies, the California Public Utility Commission and certain California state authorities) filed a settlement under which PPL would receive approximately $2 million of its $17 million claim, together with interest.  The FERC must approve the settlement.  At December 31, 2010, PPL has reserved all of the non-payment exposure related to these sales.

In June 2003, the FERC took several actions as a result of several related investigations beyond the California ISO litigation.  The FERC terminated proceedings to consider whether to order refunds for spot market bilateral sales made in the Pacific Northwest, including sales made by PPL Montana, during the period December 2000 through June 2001.  In August 2007, the U.S. Court of Appeals for the Ninth Circuit reversed the FERC's decision and ordered the FERC to consider additional evidence.  The FERC also commenced additional investigations relating to "gaming" and bidding practices during 2000 and 2001, but neither PPL EnergyPlus nor PPL Montana believes it is a subject of these investigations.

Although PPL and its subsidiaries believe that they have not engaged in any improper trading or marketing practices affecting the western markets, PPL cannot predict the outcome of the above-described investigations, lawsuits and proceedings or whether any PPL subsidiaries will be the subject of any additional governmental investigations or named in other lawsuits or refund proceedings.

PJM RPM Litigation (PPL, PPL Energy Supply and PPL Electric)

In May 2008, a group of state public utility commissions, state consumer advocates, municipal entities and electric cooperatives, industrial end-use customers and a single electric distribution company (collectively, the RPM Buyers) filed a complaint before the FERC objecting to the prices for capacity under the PJM Reliability Pricing Model (RPM) that were set in the 2008-09, 2009-10 and 2010-11 RPM base residual auctions.  The RPM Buyers requested that the FERC reset the rates paid to generators for capacity in those periods to a significantly lower level.  Thus, the complaint requests that generators be paid less for those periods through refunds and/or prospective changes in rates.  The relief requested in the complaint, if granted, could have a material effect on PPL, PPL Energy Supply and PPL Electric.  PJM, PPL and numerous other parties have responded to the complaint, strongly opposing the relief sought by the RPM Buyers.  In September 2008, the FERC entered an order denying the complaint.  In August 2009, the RPM Buyers appealed the FERC's decision to the U.S. Court of Appeals for the Fourth Circuit, and the appeal was subsequently transferred to the U.S. Court of Appeals for the District of Columbia Circuit.  In February 2011, the U.S. Court of Appeals for the District of Columbia Circuit issued on order denying the appeal.  PPL cannot predict the outcome of this proceeding.

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

FERC Market-Based Rate Authority

(PPL)

In July 2006, the FERC issued an Order in LG&E's and KU's market-based rate proceedings accepting their further proposal to address certain market power issues the FERC had claimed would arise upon an exit from the MISO.  In particular, LG&E and KU received permission to sell power at market-based rates at the interface of control areas in which it may be deemed to have market power, subject to a restriction that such power not be intentionally re-sold back into such control areas.  However, restrictions exist on sales by LG&E and KU of power at market-based rates in the LG&E/KU and Big Rivers Electric Corporation control areas.  In June 2007, the FERC issued Order No. 697 implementing certain reforms to market-based rate regulations, including restrictions similar to those previously in place for LG&E's and KU's power sales at control area interfaces.  In December 2008, the FERC issued Order No. 697-B potentially placing additional restrictions on certain power sales involving areas where market power is deemed to exist.  As a condition of receiving and retaining market-based rate authority, LG&E and KU must comply with applicable affiliate restrictions set forth in the FERC regulation.

In June 2009, the FERC issued Order No. 697-C which generally clarified certain interpretations relating to power sales and purchases at control area interfaces or into control areas involving market power.  In July 2009, the FERC issued an order approving LG&E's and KU's September 2008 tri-annual application for updated market-based rate authority.  During July 2009, affiliates of LG&E and KU completed a transaction terminating certain prior generation and power marketing activities in the Big Rivers Electric Corporation control area, which termination should ultimately allow a filing to request a determination that LG&E and KU are no longer deemed to have market power in such control area.

LG&E and KU conduct certain of their wholesale power sales activities in accordance with existing market-based rate authority principles and interpretations.  Future FERC proceedings relating to Orders 697 or market-based rate authority could alter the amount of sales made at market-based versus cost-based rates.

(PPL and PPL Energy Supply)

In December 1998, the FERC authorized PPL EnergyPlus to make wholesale sales of electric power and related products at market-based rates.  In that order, the FERC directed PPL EnergyPlus to file an updated market analysis within three years after the order, and every three years thereafter.  Since then, periodic market-based rate filings with the FERC have been made by PPL EnergyPlus, PPL Electric, PPL Montana and most of PPL Generation's subsidiaries.  These filings consisted of a Northwest market-based rate filing for PPL Montana and a Northeast market-based rate filing for most of the other PPL subsidiaries in PJM's region.  In December 2010, PPL filed its market-based rate update for the Eastern region.  In January 2011, PPL filed the market-based rate update for the Western region.

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

MISO Revenue Sufficiency Guarantee (PPL)

In August 2010, the FERC issued Orders accepting most facets of several MISO Revenue Sufficiency Guarantee ("RSG") compliance filings.  The FERC ordered the MISO to issue refunds for RSG charges that were imposed by the MISO on the assumption that there were rate mismatches for the period beginning November 2007 through the present.  There is no financial statement impact to LG&E and KU from this Order, as the MISO had anticipated that the FERC would require these refunds and had preemptively included them in resettlements paid in 2009.  The FERC denied the MISO's proposal to exempt certain resources from RSG charges, effective prospectively.  The FERC accepted portions and rejected portions of the MISO's proposed RSG rate Redesign Proposal, which will be effective when certain software is ready for implementation subject to further compliance filings.  The impact of the Redesign Proposal on LG&E and KU cannot be estimated at this time.

In August 2009, the FERC determined that the MISO had failed to demonstrate that its proposed exemptions to real-time RSG charges were just and reasonable.  In November 2009, the MISO made a compliance filing incorporating the rulings of the FERC orders and a related task-force, with a primary open issue being whether certain of the tariff changes are applied prospectively only or retroactively to approximately January 2009.  The conclusion of the RSG matter, including the retroactivity decision, may result in refunds to LG&E and KU.  PPL cannot presently predict the outcome of this matter.

(PPL and PPL Energy Supply)

IRS Synthetic Fuels Tax Credits

PPL, through its subsidiaries, had interests in two synthetic fuel production facilities:  the Somerset facility, located in Pennsylvania, and the Tyrone facility, located in Kentucky.  PPL received tax credits pursuant to Section 29/45K of the Internal Revenue Code based on the sale of synthetic fuel from these facilities.  The Section 29/45K tax credit program expired at the end of 2007, and production of synthetic fuel at these facilities and all other synthetic fuel operations ceased as of December 31, 2007.  The facilities were dismantled and retired in 2008.

In April 2008, the IRS published the domestic first purchase price (DFPP) for 2007 indicating that the DFPP reference price increased above PPL's estimated price levels for 2007 and the inflation-adjusted phase-out range decreased from PPL's estimate for 2007.  Therefore, PPL recorded an expense of $13 million ($0.04 per share, basic and diluted, for PPL) in 2008, to "Income Taxes" on the Statement of Income to account for this difference.

(PPL, PPL Energy Supply and PPL Electric)

IRS Tax Litigation

In January 2011, the IRS appealed, to the U.S. Court of Appeals for the Third Circuit, the U.S. Tax Court's decision that the 1997 U.K. Windfall Profits Tax (WPT) is a creditable tax for U.S. Federal income tax purposes.  In its decision, the Tax Court ruled on two issues: (1) the 1997 U.K. WPT imposed on all U.K. privatized utilities, including PPL's U.K. subsidiary, was creditable against the Company's U.S. income taxes; and (2) PPL Electric's street lighting assets could be depreciated for tax purposes over seven years as permitted for "property without a class life" instead of the 20-year depreciation recovery period argued by the IRS.  While not certain, it appears that the IRS has recommended not to prosecute an appeal of the street lighting decision.  PPL filed its tax returns for 1997 and all intervening years on the basis that the WPT was creditable and that the appropriate tax depreciable life for its street lighting assets was seven years.  Therefore, the cash benefit resulting from these items has already been realized.  Prior to the Tax Court decision, the Company had accrued a tax reserve equivalent to the full amount of the tax and interest exposure for these two items.  See Note 5 for additional information on the release of tax reserves based on this favorable Tax Court decision.  PPL cannot predict the outcome of this matter.

Energy Policy Act of 2005 - Reliability Standards (PPL, PPL Energy Supply and PPL Electric)

NERC is responsible for establishing and enforcing mandatory reliability standards (Reliability Standards) regarding the bulk power system.  The FERC oversees this process and independently enforces the Reliability Standards.

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

Since 2007, LG&E, KU, PPL Electric and certain subsidiaries of PPL Energy Supply have self-reported potential violations of certain applicable reliability requirements and submitted accompanying mitigation plans.  The resolution of certain of these potential violation reports is pending.  In April 2010, a PPL Electric settlement with the RFC resolving four self-reported potential violations became final.  PPL Electric agreed to pay a settlement amount of $290,000 and, among other things, to engage in additional vegetation clearing at a cost of approximately $7 million over the next three years.  The settlement amount was paid in May 2010.  Any regional reliability entity determination concerning the resolution of violations of the Reliability Standards remains subject to the approval of the NERC and the FERC.  PPL and its subsidiaries cannot predict the outcome of these matters.

In the course of implementing its program to ensure compliance with the Reliability Standards by those PPL affiliates subject to the standards, certain other instances of potential non-compliance may be identified from time to time.  PPL cannot predict the fines or penalties that may be imposed.

(PPL and PPL Energy Supply)

U.K. Overhead Electricity Networks

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

(PPL and PPL Energy Supply)

Air

To comply with air related requirements described below, PPL's forecast for capital expenditures reflects a best estimate projection of expenditures that may be required within the next five years.  Such projections are a combined $2.1 billion for LG&E and KU and $400 million for PPL Energy Supply.  Actual costs may be significantly lower or higher depending on the final requirements.  Environmental compliance costs incurred by LG&E and KU are subject to recovery through a rate recovery mechanism.  See Note 3 for additional information.

The Clean Air Act addresses, among other things, emissions causing acid deposition, installation of best available control technologies for new or substantially modified sources, attainment of national ambient air quality standards, toxic air emissions and visibility standards in the U.S.  Amendments to the Clean Air Act requiring additional emission reductions are likely to continue to be proposed in the U.S. Congress.  The Clean Air Act allows states to develop more stringent regulations and in some instances, as discussed below, Kentucky, Pennsylvania and Montana have done so.

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

CAIR and the new Transport Rule are meant to facilitate attainment of ambient air quality standards for ozone and fine particulates by requiring reductions in sulfur dioxide and nitrogen oxides.  The Transport Rule would establish a new sulfur dioxide emission allowance cap and trade program that is completely independent of the current Acid Rain Program, and a new nitrogen oxide emission allowance cap and trade program.  The EPA is seeking comment on several different approaches that would allow varying degrees of trading, but all trading would be more restrictive than under the previous CAIR rule.  The first phase of the Transport Rule that would cap sulfur dioxide and nitrogen oxide emissions would become effective in 2012.  The second phase, lowering the sulfur dioxide cap, would become effective in 2014.

PPL's preliminary review of the allocations proposed by the EPA in the Transport Rule indicates that, starting in 2012, greater reductions in sulfur dioxide would likely be required for PPL than were required under CAIR starting in 2015, because the number of allowances allocated to PPL will be lower than what was allocated to PPL under CAIR and the more restrictive trading under the Transport Rule reduces compliance flexibility.  PPL may look at more aggressive operation of existing scrubbers, fuel switching and/or dual fuel capability.  All of these options could impose significant costs.  The EPA has developed alternative proposals for allowance allocations which may reduce the impact.

With respect to nitrogen oxide, the Transport Rule proposes a slightly higher amount of allowances for PPL's Pennsylvania plants but a lower amount for PPL's Kentucky plants compared to those allocated under CAIR.  However, due to the more restrictive trading program, the purchase of nitrogen oxide allowances may not be a reliable compliance option.  Therefore, other compliance options, such as the installation of additional SCRs or SNCRs at one or more PPL units, are being evaluated.

In addition to the reductions in sulfur dioxide and nitrogen oxide required for PPL's Pennsylvania and Kentucky plants due to the Transport Rule, PPL's plants may face further reductions in sulfur dioxide and nitrogen oxide emissions as a result of more stringent national ambient air quality standards for ozone, nitrogen oxide, sulfur dioxide or fine particulates.  The EPA has recently finalized a new one-hour standard for sulfur dioxide, and states are required to identify areas that meet those standards and areas that are in non-attainment.  For non-attainment areas, states are required to develop plans by 2014 to bring those areas into attainment by 2017.  For areas in attainment or unclassifiable, states are required to develop maintenance plans by mid-2013 that demonstrate continued attainment.  If additional reductions were to be required, the costs to PPL could be significant.

Mercury and other Hazardous Air Pollutants

Citing its authority under the Clean Air Act, in 2005, the EPA issued the Clean Air Act Mercury Regulations (CAMR) affecting coal-fired power plants.  Since CAMR was overturned in a 2008 U.S. Circuit Court decision, the EPA is now proceeding to develop standards imposing MACT for mercury emissions and other hazardous air pollutants from electric generating units.  Under a recent approved settlement, the EPA is required to issue final MACT standards by November 2011 and compliance is statutorily required three years later.  In order to develop these standards, the EPA has collected information from coal- and oil-fired electric utility steam generating units.

Regional Haze and Visibility

The Clean Air Visibility Rule was issued by the EPA in June 2005 to address regional haze or regionally-impaired visibility caused by multiple sources over a wide area.  The rule requires Best Available Retrofit Technology (BART) for certain electric generating units.  Under the BART rule, PPL submitted to the Pennsylvania DEP its analyses of the visibility impacts of particulate matter emissions from Martins Creek Units 3 and 4, Brunner Island Units 2 and 3 and Montour Units 1 and 2.  No analysis was submitted for sulfur dioxide or nitrogen oxides, because the EPA determined that meeting the requirements for CAIR also meets the BART requirements for those pollutants.  Although the EPA has not yet expressly stated that a similar approach will be taken under the Transport Rule, the EPA has not requested any further studies.  PPL's analyses have shown that because PPL had already upgraded its particulate emissions controls at Montour Units 1 and 2 and Brunner Island Units 2 and 3, further controls are not justified as there would be little corresponding visibility improvement.  PPL has not received comments from the Pennsylvania DEP on these submissions.

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

In November 2010, PPL Montana received a request from EPA Region 8, under EPA's Reasonable Further Progress goals of the Regional Haze Rules to provide further analysis with respect to Colstrip Units 3 and 4.  Colstrip's Units 3 and 4 are not BART eligible units and are already well controlled.  PPL completed a high level analysis of various control options to reduce emissions of sulfur dioxide, and particulate matter and submitted that analysis to EPA in January 2011.  The analysis shows that these units are well controlled that any incremental reductions would not be cost effective and that further analysis would not be warranted.  PPL also concluded that further analysis for nitrogen oxides was not justifiable as these units installed controls under a Consent Decree in which the EPA had previously agreed that, when implemented, would satisfy the requirements for installing BART for nitrogen oxides.

PPL cannot predict whether any additional reductions will be required in Pennsylvania or Montana.  If additional reductions are required, the costs could be significant depending on what is required.

LG&E and KU also submitted analyses of the visibility impacts of its Kentucky BART-eligible sources to the Kentucky Division for Air Quality (KDAQ).  Only LG&E's Mill Creek plant was determined to have a significant regional haze impact.  The KDAQ has submitted a regional haze state implementation plan (SIP) to the EPA which requires the Mill Creek plant to reduce its sulfuric acid mist emissions from Units 3 and 4.  After approval of the Kentucky SIP by EPA and revision of the Mill Creek plant's Title V air permit, sorbent injection controls will be installed at the plant to reduce sulfuric acid mist emissions.

New Source Review (NSR)

The EPA has reinitiated its NSR enforcement efforts.  This initiative targets coal-fired power plants.  The EPA has asserted that modification of these plants has increased their emissions, and consequently they are subject to more stringent NSR requirements under the Clean Air Act.  In April 2009, PPL received EPA information requests for its Montour and Brunner Island plants.  The requests are similar to those that PPL received several years ago for its Colstrip, Corette and Martins Creek plants.  PPL and the EPA have exchanged certain information regarding this matter.  In January 2009, PPL and other companies that own or operate the Keystone plant in Pennsylvania received a notice of violation from the EPA alleging that certain projects were undertaken without proper NSR compliance.  PPL cannot predict the outcome of this matter.

In addition, in August 2007, LG&E and KU received information requests for their Mill Creek, Trimble County, and Ghent plants, but have received no further communications from the EPA since providing their responses.  PPL cannot predict the outcome of these matters.

In March 2009, KU received a notice of violation alleging that flue gas desulfurization and SCR controls were installed at the Ghent plant without proper NSR compliance.  In December 2009, the EPA issued an information request seeking additional information on this matter.  KU has exchanged settlement proposals and other information with the EPA regarding imposition of additional permit limits and emission controls and anticipates continued settlement negotiations.  In addition, any settlement or future litigation could potentially encompass a September 2007 notice of violation alleging opacity violations at the plant. Depending on the provisions of a final settlement or the results of litigation, if any, resolution of this matter could involve significant increased operating and capital expenditures.  PPL is currently unable to predict the final outcome of this matter.

KU has entered a consent decree, approved by the federal district court in March 2009, which resolved notices of violation issued by the EPA which alleged NSR and state air permit violations at the Brown plant.  The consent decree includes provisions for the surrender of excess ozone season nitrogen oxide allowances estimated at 650 allowances annually for eight years; installation of flue gas desulfurization systems (sulfur dioxide removal systems, or scrubbers), by December 31, 2010; installation of an SCR by December 31, 2012 and compliance with specified emission limits and operational restrictions.  KU is currently implementing compliance measures as required by the consent decree.

If PPL subsidiaries are found to have violated NSR regulations, PPL would, among other things, be required to meet permit limits reflecting Best Available Control Technology (BACT) for the emissions of any pollutant found to have significantly increased due to a major plant modification.  The costs to meet such limits, including installation of technology at certain units, could be significant.

States and environmental groups also have initiated enforcement actions and litigation alleging violations of the NSR regulations by coal-fired plants, and PPL is unable to predict whether such actions will be brought against any of PPL's plants.

Pursuant to the 2007 U.S. Supreme Court decision on global climate change, as discussed below, the EPA has announced that it will regulate carbon dioxide emissions from new or modified stationary sources under its NSR regulations beginning January 2011.  The NSR regulations require major new or modified sources of regulated pollutants to receive pre-construction and operation permits with limits that prevent the significant deterioration of air pollution in areas that are in attainment of the ambient air quality standards for these pollutants.  In May 2010, the EPA published a final rule establishing thresholds for regulating GHG emissions from major new or modified sources.  Combined carbon dioxide emissions or carbon dioxide equivalent emissions of 100,000 tons or more per year will classify a source as major for permitting applicability purposes.  The threshold for a major modification of a major source is an increase of carbon dioxide or carbon dioxide equivalent emissions of 75,000 tons per year.  If the modifications result in emissions increases exceeding 75,000 tons per year, the plant will need to conduct an analysis of best available control technology for GHG and meet limits based on best available control technology.  To date, the EPA has not provided final guidance on what constitutes best available control technology for GHG emissions, but has indicated in draft guidance that it may consider efficiency projects and other options as possible best available control technology for carbon dioxide emissions from power plants.  In addition, in December 2010, the EPA announced that it intends to promulgate New Source Performance Standards addressing GHG emissions from new and existing power plants, with a proposed rule anticipated in July 2011 and a final rule in May 2012.  The implications of these developments, including the outcome of any litigation challenging the regulation, are uncertain.

Opacity

(PPL and PPL Energy Supply)

From time to time, emissions from PPL's power plants may cause opacity issues, which may raise environmental concerns.  PPL addresses these issues on a case-by-case basis.  If it is determined that actions must be taken to address opacity issues, such actions could result in costs that are not now determinable, but could be significant.

Trimble County Unit 2 Air Permit

The Sierra Club and other environmental groups petitioned the Kentucky Environmental and Public Protection Cabinet to overturn the air permit issued for the TC2 baseload generating unit, but the agency upheld the permit in an order issued in September 2007.  In response to subsequent petitions by environmental groups, the EPA ordered certain non-material changes to the permit which were incorporated into a final revised permit issued by the KDAQ in January 2010.  In March 2010, the environmental groups petitioned the EPA to object to the revised state permit.  Until the EPA issues a final ruling on the pending petition and all available appeals have been exhausted, PPL cannot predict the final outcome of this matter.

(PPL and PPL Energy Supply)

Global Climate Change

There is concern nationally and internationally about global climate change and the possible contribution of GHG emissions including, most significantly, carbon dioxide from the combustion of fossil fuels.  This has resulted in increased demands for carbon dioxide emission reductions from investors, environmental organizations, government agencies and the international community.  These demands and concerns have led to federal legislative proposals, actions at regional, state and local levels, litigation relating to GHG emissions and the EPA regulations on GHGs.

Greenhouse Gas Legislation

Climate change legislation was being considered by Congress last year, but debate on such legislation has been halted given other competing legislative priorities and the November 2010 elections.  The timing and elements of any future legislation addressing GHG emission reductions are uncertain and may depend on the 2011 Congressional agenda.  At the state level, the 2010 elections have also reduced the likelihood of GHG legislation in the near term.

Greenhouse Gas Regulations and Tort Litigation

As a result of the April 2007 U.S. Supreme Court decision that the EPA has the authority to regulate GHG emissions from new motor vehicles under the Clean Air Act, in April 2010, the EPA and the U.S. Department of Transportation issued new light-duty vehicle emissions standards that will apply beginning with 2012 model year vehicles.  The EPA has also clarified that this standard triggers regulation of GHG emissions from stationary sources under the NSR and Title V operating permit provisions of the Clean Air Act starting in 2011.  This means that any new sources or major modifications to existing sources causing a net significant emissions increase requires BACT permit limits for GHGs.  The EPA recently proposed guidance for conducting a BACT analysis for projects that trigger such a review.  In addition, New Source Performance Standards for new and existing power plants are expected to be proposed in July 2011 and finalized in May 2012.  See NSR discussion above.

At the regional level, ten northeastern states signed a Memorandum of Understanding (MOU) agreeing to establish a GHG emission cap-and-trade program, called the Regional Greenhouse Gas Initiative (RGGI).  The program commenced in January 2009 and calls for stabilizing carbon dioxide emissions, at base levels established in 2005, from electric power plants with capacity greater than 25 MW.  The MOU also provides for a 10% reduction in carbon dioxide emissions from base levels by 2019.

Pennsylvania has not stated an intention to join RGGI, but has enacted the Pennsylvania Climate Change Act of 2008 (PCCA).  The PCCA established a Climate Change Advisory Committee to advise the DEP on the development of a Climate Change Action Plan.  In December 2009, the Advisory Committee finalized its Climate Change Action Report which identifies specific actions that could result in reducing GHG emissions by 30% by 2020.  Some of the proposed actions, such as a mandatory 5% efficiency improvement at power plants, could be technically unachievable.  To date, there have been no regulatory or legislative actions taken to implement the recommendations of the report.  In addition, legislation has been introduced and amendments filed to several bills that would, if enacted, significantly increase renewable and solar supply requirements.  It is highly unlikely that this legislation will achieve passage in the 2011 legislative session.

Eleven Western states, including Montana and certain Canadian provinces, are members of the Western Climate Initiative (WCI).  The WCI has established a goal of reducing carbon dioxide emissions 15% below 2005 levels by 2020 and is currently developing GHG emission allocations, offsets, and reporting recommendations.

In November 2008, the Governor of Kentucky issued a comprehensive energy plan including non-binding targets aimed at promoting improved energy efficiency, development of alternative energy, development of carbon capture and sequestration projects, and other actions to reduce GHG emissions.  In December 2009, the Kentucky Climate Action Plan Council was established to develop an action plan addressing potential GHG reductions and related measures.  A final plan is expected in early 2011.  The impact of any such plan is not now determinable.  It is highly unlikely that legislation requiring mandatory GHG reductions will be adopted in Kentucky in 2011.

A number of lawsuits have been filed asserting common law claims including nuisance, trespass and negligence against various companies with GHG emitting facilities, and the law remains unsettled on these claims.  In September 2009, the U.S. Court of Appeals for the Second Circuit in the case of AEP v. Connecticut reversed a federal district court's decision and ruled that several states and public interest groups, as well as the City of New York, could sue five electric utility companies under federal common law for allegedly causing a public nuisance as a result of their emissions of GHGs.  In December 2010, the U.S. Supreme Court announced that it will review this decision.  In Comer v. Murphy Oil, the U.S. Court of Appeals for the Fifth Circuit recently declined to overturn a district court ruling that plaintiffs did not have standing to pursue common law claims against companies that emit GHGs.  The complaint in the Comer case named the previous indirect parent of LG&E and KU as a defendant based upon emissions from the Kentucky plants.  In January 2011, the Supreme Court denied a pending petition for review which has effectively brought the case to an end.  Notwithstanding, additional litigation in federal and state courts over these issues is continuing.

PPL continues to evaluate options for reducing, avoiding, off-setting or sequestering its carbon dioxide emissions.  In 2010, PPL's power plants (based on PPL's equity share of these assets) emitted approximately 37 million tons of carbon dioxide (including 6 million tons of emissions from the LKE plants after their acquisition on November 1, 2010) compared to 29 million tons in 2009.

Renewable Energy Legislation

There has been interest in renewable energy legislation at both the state and federal levels.  At the federal level, House and Senate bills proposed last year would have imposed mandatory renewable energy supply and energy efficiency requirements in the 15% to 20% range by approximately 2020.  At this time, PPL does not expect similar legislation to progress at the federal or state levels (beyond what is otherwise already required in Pennsylvania) in the near term.

PPL believes there are financial, regulatory and logistical uncertainties related to GHG reductions and the implementation of renewable energy mandates.  These will need to be resolved before the impact of such requirements on PPL can be meaningfully estimated.  Such uncertainties, among others, include the need to provide back-up supply to augment intermittent renewable generation, potential generation oversupply that could result from such renewable generation and back-up, impacts to PJM's capacity market and the need for substantial changes to transmission and distribution systems to accommodate renewable energy.  These uncertainties are not directly addressed by the proposed legislation.  PPL cannot predict at this time the effect on its future competitive position, results of operation, cash flows and financial position, of any GHG emissions, renewable energy mandate or other global climate change requirements that may be adopted, although the costs to implement and comply with any such requirements could be significant.

Water/Waste (PPL and PPL Energy Supply)

Coal Combustion Residuals (CCRs)

In June 2010, the EPA proposed two approaches to regulating the disposal and management of coal combustion residuals under the Resource Conservation and Recovery Act (RCRA).  CCRs include fly ash, bottom ash and scrubber wastes.  In the one approach, the EPA would regulate CCRs as a hazardous waste under Subtitle C of RCRA.  This approach would have very significant impacts on any coal-fired plant, and would require plants to retrofit their operations to comply with full hazardous waste requirements from the generation of CCRs and associated waste waters through transportation and disposal.  This would also have a negative impact on the beneficial use of CCRs and could eliminate the current markets.  The second approach would regulate CCRs as a solid waste under Subtitle D of RCRA.  This approach would only affect disposal and most significantly affect any wet disposal operations.  Under this approach, many of the current markets for beneficial uses would not be affected.  Currently, PPL expects that several of its plants in Kentucky and Montana could be significantly impacted by the requirements of Subtitle D of RCRA, as these plants are using surface impoundments for management and disposal of CCRs.

The EPA has issued information requests on CCR management practices at numerous plants throughout the power industry as it considers whether or not to regulate CCRs as hazardous waste.  PPL has provided information on CCR management practices at most of its plants in response to the EPA's requests.  In addition, the EPA has conducted follow-up inspections to evaluate the structural stability of CCR management facilities at several PPL plants and PPL has implemented certain actions in response to recommendations from these inspections.

In June 2009, the EPA's Office of Enforcement and Compliance Assurance issued a much broader information request to Colstrip and 18 other non-affiliated plants, seeking information under the RCRA, the Clean Water Act and the Emergency Planning and Community Right-to-Know Act.  PPL responded to the EPA's broader information request.  Although the EPA's enforcement office issued the request, the EPA has not necessarily concluded that the plants are in violation of any EPA requirements.  The EPA conducted a multi-media inspection at Colstrip in August 2009 and issued a report in December 2010 stating that the EPA did not identify any violations of the applicable compliance standards for the Colstrip facility.

PPL cannot predict at this time the final requirements of the EPA's CCR regulations and what impact, if any, they would have on PPL's facilities, but the costs to PPL could be significant.

Martins Creek Fly Ash Release

In 2005, there was a release of approximately 100 million gallons of water containing fly ash from a disposal basin at the Martins Creek plant used in connection with the operation of the plant's two 150 MW coal-fired generating units.  This resulted in ash being deposited onto adjacent roadways and fields, and into a nearby creek and the Delaware River.  PPL determined that the release was caused by a failure in the disposal basin's discharge structure.  PPL conducted extensive clean-up and completed studies, in conjunction with a group of natural resource trustees and the Delaware River Basin Commission, evaluating the effects of the release on the river's sediment, water quality and ecosystem.

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

Through December 31, 2010, PPL Energy Supply has spent $28 million for remediation and related costs and an immaterial remediation liability remained.  PPL and PPL Energy Supply cannot be certain of the outcome of the natural resource damage assessment or the associated costs, the outcome of any lawsuit that may be brought by citizens or businesses or the exact nature of any other regulatory or other legal actions that may be initiated against PPL, PPL Energy Supply or their subsidiaries as a result of the disposal basin release.

Basin Seepage – Pennsylvania and Kentucky

Seepages have been detected at active and retired wastewater basins at various PPL plants.  PPL has completed or is completing assessments of seepages at various facilities and is working with agencies to implement abatement measures for those seepages, where required.  The potential cost to address identified seepages or other seepages at PPL plants is not now determinable, but could be significant.

Basin Seepage - Montana

In May 2003, approximately 50 plaintiffs brought an action against PPL Montana and the other owners of the Colstrip plant alleging property damage from seepage from the freshwater and wastewater ponds at Colstrip.  In July 2008, the plaintiffs and the owner-defendants remaining after dismissal of NorthWestern, due to its bankruptcy, executed a settlement agreement.  PPL Montana's share of the settlement was approximately $8 million ($5 million after tax).  In 2008, PPL Montana recorded an insignificant reserve for its share of potential additional settlements with three property owners living near the original plaintiffs but who were not parties to the lawsuit.  In the fourth quarter of 2009, PPL Montana settled with two of these property owners for an insignificant amount.

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

Other Issues

In 2006, the EPA significantly decreased to 10 parts per billion (ppb) the drinking water standards related to arsenic.  In Pennsylvania, Montana and Kentucky, this arsenic standard has been incorporated into the states' water quality standards and could result in more stringent limits in NPDES permits for its Pennsylvania, Montana and Kentucky plants.  Recently, the EPA developed a draft risk assessment for arsenic that increases the cancer risk exposure by more than 20 times, which would lower the current standard from 10 ppb to 0.1 ppb.  If the lower standard becomes effective, costly treatment would be required to attempt to meet the standard and, at this time, there is no assurance that it could be achieved.

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

The EPA finalized requirements in 2004 for new or modified cooling water intake structures.  These requirements affect where generating facilities are built, establish intake design standards and could lead to requirements for cooling towers at new and modified power plants.  Another rule, finalized in 2004, that addressed existing structures was withdrawn following a 2007 decision by the U.S. Court of Appeals for the Second Circuit.  In 2008, however, the U.S. Supreme Court ruled that the EPA has discretion to use cost-benefit analysis in determining the best technology available for minimizing adverse environmental impact.  The EPA is developing a new rule which is expected to be finalized in 2012.  How the cost-benefit analysis will be employed, if incorporated, as well as other issues raised by the Second Circuit Court decision (not reviewed by the U.S. Supreme Court) and actions the states may take on their own could result in stricter standards for existing structures that could impose significant costs on PPL plants.

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

PPL has also investigated alternatives to exclude fish from the discharge channel and submitted three alternatives to the DEP.  According to the COA, once the cooling towers at Brunner Island became operational, PPL must implement one of these fish exclusion alternatives if a fish kill occurs in the discharge channel due to thermal impacts from the plant.  Following start-up of the cooling towers in April 2010, several hundred dead fish were found in the cooling tower intake basket although there were no sudden changes in water temperature.  In the third quarter of 2010, PPL discussed this matter with the DEP and both agreed that this condition was not one anticipated by the COA, thereby concluding it did not trigger a need to implement a fish exclusion project.  At this time, no fish exclusion project is planned.

In May 2010, the Kentucky Waterways Alliance and other environmental groups filed a petition with the Kentucky Energy and Environment Cabinet challenging the Kentucky Pollutant Discharge Elimination System permit issued in April 2010, which covers water discharges from the Trimble County station.  In November 2010, the Cabinet issued a final order upholding the permit.  In December 2010, the environmental groups appealed the order to Trimble Circuit Court.  Until such time as all available appeals are exhausted, PPL is unable to predict the outcome or impact of this matter.

Superfund and Other Remediation (PPL, PPL Energy Supply and PPL Electric)

PPL is a potentially responsible party at several sites listed by the EPA under the federal Superfund program, including the Columbia Gas Plant Site, the Metal Bank site and the Ward Transformer site.  Clean-up actions have been or are being undertaken at all of these sites, the costs of which have not been significant to PPL.  However, should the EPA require different or additional measures in the future, or should PPL's share of costs at multi-party sites increase significantly more than currently expected, the costs to PPL could be significant.

PPL is remediating or has completed the remediation of several sites that were not addressed under a regulatory program such as Superfund, but for which PPL may be liable for remediation.  These include a number of former coal gas manufacturing facilities in Pennsylvania and Kentucky previously owned or operated or currently owned by predecessors or affiliates of PPL.  There are additional sites, formerly owned or operated by PPL predecessors or affiliates, for which PPL lacks information on current site conditions and is therefore unable to predict what, if any, potential liability it may have.

Depending on the outcome of investigations at sites where investigations have not begun or been completed or developments at sites for which PPL currently lacks information, the costs of remediation and other liabilities could be substantial.  PPL and its subsidiaries also could incur other non-remediation costs at sites included in current consent orders or other contaminated sites, the costs of which are not now determinable but could be significant.

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

Under the Pennsylvania Clean Streams Law, subsidiaries of PPL Generation are obligated to remediate acid mine drainage at former mine sites and may be required to take additional steps to prevent potential acid mine drainage at previously capped refuse piles.  One PPL Generation subsidiary is pumping mine water at two mine sites and treating water at one of these sites.  Another PPL Generation subsidiary has installed a passive wetlands treatment system at a third site.  At December 31, 2010, PPL Energy Supply had accrued a discounted liability of $25 million to cover the costs of pumping and treating groundwater at the two mine sites for 50 years and for operating and maintaining passive wetlands treatment at the third site.  PPL Energy Supply discounted this liability based on risk-free rates at the time of the mine closures.  The weighted-average rate used was 8.16%.  Expected undiscounted payments are estimated at $2 million for 2011, $1 million each of the years from 2012 through 2014, $2 million for 2015, and $137 million for work after 2015.

From time to time, PPL undertakes remedial action in response to spills or other releases at various on-site and off-site locations, negotiates with the EPA and state and local agencies regarding actions necessary for compliance with applicable requirements, negotiates with property owners and other third parties alleging impacts from PPL's operations, and undertakes similar actions necessary to resolve environmental matters which arise in the course of normal operations.  Based on analyses to date, resolution of these general environmental matters is not expected to have a material adverse impact on PPL's operations.

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

The U.K. Government has implemented a project to alleviate the impact of flooding on the U.K. utility infrastructure, including major electricity substations.  WPD has agreed with the Ofgem to spend $27 million on flood prevention, which will be recovered through rates during the five-year period commencing April 2010.  WPD is currently liaising on site-specific proposals with local offices of a U.K. Government agency.

U.K. legislation has been passed that imposes a duty on certain companies, including WPD, to report on climate change adaptation.  The first information request was received by WPD in March 2010, with reports due for submission by June 2011. WPD has worked with other U.K. electricity network operators to undertake research with the internationally recognized U.K. Met Office and to report using common agreed methodology.

There are no other material legal or administrative proceedings pending against or related to WPD with respect to environmental matters.  See "Electric and Magnetic Fields," above, for a discussion of EMFs.

Other

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

Under the property and replacement power insurance programs, PPL Susquehanna could be assessed retroactive premiums in the event of the insurers' adverse loss experience.  At December 31, 2010, this maximum assessment was $40 million.

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

At December 31, 2010, the property, replacement power and nuclear incident insurers maintained an A.M. Best financial strength rating of A ("Excellent").

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

(PPL, PPL Energy Supply and PPL Electric)

The table below details guarantees provided as of December 31, 2010.  The total recorded liability at December 31, 2010 was $14 million and at December 31, 2009 was $3 million.  Other than as noted in the descriptions for "WPD guarantee of pension and other obligations of unconsolidated entities," the probability of expected payment/performance under each of these guarantees is remote.

	Exposure at
	December 31,		Expiration
	2010 (a)		Date
PPL
Indemnifications for sale of PPL Gas Utilities	$300	(c)
Indemnifications of LKE	300	(d)	2021 to 2023

PPL Energy Supply (b)
Letters of credit issued on behalf of affiliates	20	(e)	2011 to 2012
Retrospective premiums under nuclear insurance programs	40	(f)
Nuclear claims under The Price-Anderson Act Amendments under The Energy Policy Act of 2005	235	(g)
Indemnifications for entities in liquidation and sales of assets	515	(h)	2012 to 2017
Indemnification to operators of jointly owned facilities	6	(i)
WPD guarantee of pension and other obligations of unconsolidated entities	64	(j)	2015
Tax indemnification related to unconsolidated WPD affiliates	8	(k)	2012
Guarantee of a portion of an unconsolidated entity's debt	22	(l)	2018

(a)	Represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee.
(b)
Other than the letters of credit, all guarantees of PPL Energy Supply, on a consolidated basis, also apply to PPL on a consolidated basis.  Neither PPL nor PPL Energy Supply is liable for obligations under guarantees provided by WPD, as the beneficiaries of the guarantees do not have recourse to such entities.

(c)
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

(d)
LKE provides certain indemnifications, the most significant of which relate to the termination of the WKE lease in July 2009.  These guarantees cover the due and punctual payment, performance and discharge by each party of its respective present and future obligations.  The most comprehensive of these guarantees is the LKE guarantee covering operational, regulatory and environmental commitments and indemnifications made by WKE under the WKE Transaction Termination Agreement.  This guarantee has a term of 12 years ending July 2021, and a cumulative maximum exposure of $200 million.  Certain items such as non-excluded government fines and penalties fall outside the cumulative cap.  Another guarantee with a maximum exposure of $100 million covering other indemnifications expires in 2023.  LKE is not aware of claims made by any party at this time, although one matter is currently in arbitration, the outcome of which cannot be predicted at this time.  See Note 9 for additional information.  Additionally, LKE has indemnified various third parties related to historical obligations for other divested subsidiaries and affiliates, including certain indemnifications of current officers with respect to its former Argentine businesses, for which LKE has received a cross-indemnity from a third party.  The indemnifications vary by entity and the maximum amount limits range from being capped at the sale price to no specified maximum; however, LKE is not aware of formal claims made by any party at this time.  LKE could be required to perform on these indemnifications in the event of covered losses or liabilities being claimed by an indemnified party.  No additional material loss is anticipated by reason of such indemnification.

(e)
Standby letter of credit arrangements under PPL Energy Supply's credit facilities for the purposes of protecting various third parties against nonperformance by PPL.  This is not a guarantee by PPL on a consolidated basis.

(f)
PPL Susquehanna is contingently obligated to pay this amount related to potential retrospective premiums that could be assessed under its nuclear insurance programs.  See "Nuclear Insurance," above, for additional information.

(g)	This is the maximum amount PPL Susquehanna could be assessed for each incident at any of the nuclear reactors covered by this Act. See "Nuclear Insurance," above for additional information.
(h)
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

A subsidiary of PPL Energy Supply has agreed to provide indemnifications to the purchasers of the Maine hydroelectric facilities for damages arising out of any breach of the representations, warranties and covenants under the respective transaction agreements and for damages arising out of certain other matters, including liabilities of the PPL Energy Supply subsidiary relating to the pre-closing ownership or operation of those hydroelectric facilities.  The indemnification obligations are subject to certain customary limitations, including thresholds for allowable claims, caps on aggregate liability, and time limitations for claims arising out of breaches of representations and warranties.

(i)
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

(j)
As a result of the privatization of the utility industry in the U.K., certain electric associations' roles and responsibilities were discontinued or modified.  As a result, certain obligations, primarily pension-related, associated with these organizations have been guaranteed by the participating members.  Costs are allocated to the members based on predetermined percentages as outlined in specific agreements.  However, if a member becomes insolvent, costs can be reallocated to and are guaranteed by the remaining members.  At December 31, 2010, WPD has recorded an estimated discounted liability based on its current allocated percentage of the total expected costs for which the expected payment/performance is probable.  Neither the expiration date nor the maximum amount of potential payments for certain obligations is explicitly stated in the related agreements.  Therefore, they have been estimated based on the types of obligations.

(k)	Two WPD unconsolidated affiliates were refinanced during 2005. Under the terms of the refinancing, WPD has indemnified the lender against certain tax and other liabilities.
(l)	Reflects principal payments only.

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

PPL, on behalf of itself and certain of its subsidiaries, maintains insurance that covers liability assumed under contract for bodily injury and property damage.  The coverage requires a $4 million deductible per occurrence and provides maximum aggregate coverage of $200 million.  This insurance may be applicable to obligations under certain of these contractual arrangements.

16.  Related Party Transactions

(PPL Energy Supply and PPL Electric)

PLR Contracts

PPL Electric had power purchase contracts with PPL EnergyPlus in which PPL EnergyPlus supplied PPL Electric's entire PLR load.  These contracts expired on December 31, 2009.  Under these contracts, PPL EnergyPlus provided electricity at the predetermined capped prices that PPL Electric was authorized to charge its PLR customers.  These purchases totaled $1.8 billion in 2009 and 2008 which are included in the Statements of Income as "Wholesale energy marketing to affiliate" by PPL Energy Supply, and as "Energy purchases from affiliate" by PPL Electric.  These purchases included nuclear decommissioning recovery and amortization of an up-front contract payment.

Under one of the PLR contracts, PPL Electric was required to make performance assurance deposits with PPL EnergyPlus when the market price of electricity was less than the contract price by more than its contract collateral threshold.  Conversely, PPL EnergyPlus was required to make performance assurance deposits with PPL Electric when the market price of electricity was greater than the contract price by more than its contract collateral threshold.  PPL Electric paid interest equal to one-month LIBOR plus 0.5% on the deposit, which is included in "Interest Expense with Affiliate" on the Statements of Income.  PPL Energy Supply recorded the receipt of the interest as affiliated interest income, which is included in "Interest Income from Affiliates" on the Statements of Income.  Interest related to the required deposits was $2 million and $10 million for 2009 and 2008.

PPL Electric held competitive solicitations in prior years for PLR generation supply for 2010 and beyond.  PPL EnergyPlus has been awarded a portion of this supply.  These purchases totaled $320 million in 2010, and are included in the Statements of Income as "Wholesale energy marketing to affiliate" by PPL Energy Supply, and as "Energy purchases from affiliate" by PPL Electric.

See Note 1 for additional information regarding PPL Electric's purchases of accounts receivable from PPL EnergyPlus.

Under the standard Supply Master Agreement for the competitive solicitation process, PPL Electric requires all suppliers to post collateral once credit exposures exceed defined credit limits.  In no instance is PPL Electric required to post collateral to suppliers under these supply contracts.  PPL EnergyPlus is required to post collateral with PPL Electric:  (a) when the market price of electricity to be delivered by PPL EnergyPlus exceeds the contract price for the forecasted quantity of electricity to be delivered and (b) when this market price exposure exceeds a contractual credit limit.  Based on the current credit rating of PPL Energy Supply, as guarantor, this credit limit is $35 million.

PPL Energy Supply has credit exposure to PPL Electric under these energy supply contracts.  See Note 18 for additional information on this credit exposure.

NUG Purchases

PPL Electric has a reciprocal contract with PPL EnergyPlus to sell electricity purchased under contracts with NUGs.  PPL Electric purchases electricity from the NUGs at contractual rates and then sells the electricity at the same price to PPL EnergyPlus.  These purchases totaled $3 million in 2010, $70 million in 2009 and $108 million in 2008.  These amounts are included in the Statements of Income as "Wholesale electric to affiliate" by PPL Electric, and as "Energy purchases from affiliate" by PPL Energy Supply.  Most of the NUG contracts have expired, with the final NUG contract to expire in 2014.

Allocations of Corporate Service Costs

PPL Services provides corporate functions such as financial, legal, human resources and information technology services.  PPL Services charges the respective PPL subsidiaries for the cost of such services when they can be specifically identified.  The cost of these services that is not directly charged to PPL subsidiaries is allocated to certain subsidiaries based on an average of the subsidiaries' relative invested capital, operation and maintenance expenses, and number of employees.  PPL Services allocated the following amounts, which PPL management believes are reasonable, to PPL Energy Supply and PPL Electric, including amounts applied to accounts that are further distributed between capital and expense.

	2010	2009 (a)	2008

PPL Energy Supply	$232	$214	$209
PPL Electric	134	121	116

(a)	Excludes allocated costs associated with the February 2009 workforce reduction. See Note 13 for additional information.

Intercompany Borrowings

(PPL Energy Supply)

A PPL Energy Supply subsidiary holds revolving demand notes from certain affiliates.  There were no balances outstanding at December 31, 2010 and 2009.  In 2010, the interest rates were equal to 1-month LIBOR plus 1% and 1-month LIBOR plus 3.50%.  Interest earned on these notes is included in "Interest Income from Affiliates" on the Statements of Income.  In addition, in November 2010, this subsidiary held term notes with certain LKE subsidiaries.  These notes were subsequently repaid and therefore no balances were outstanding at December 31, 2010.  Interest on these notes was due monthly at interest rates between 4.24% and 7.04%.  While balances were outstanding, interest earned on all these affiliate note receivables were $9 million, insignificant and $4 million for 2010, 2009 and 2008.

(PPL Electric)

A PPL Electric subsidiary holds revolving demand notes from an affiliate.  There were no outstanding balances at December 31, 2010 and 2009.  In 2010, the interest rates were equal to 1-month LIBOR plus 3.50% and 3-month LIBOR plus 3.50%.  Interest earned on these notes is included in "Interest Income from Affiliate" on the Statements of Income, and was $2 million, $4 million and $9 million for 2010, 2009 and 2008.

(PPL Energy Supply)

Intercompany Derivatives

In 2010, 2009 and 2008, a subsidiary of PPL Energy Supply entered into a combination of average rate forwards and average rate options with PPL to sell British pounds sterling.  These hedging instruments have terms identical to average rate forwards and average rate options entered into by PPL with third parties to protect the translation of expected income denominated in British pounds sterling to U.S. dollars.  Gains and losses, both realized and unrealized, on these types of hedging instruments are included in "Other Income (Expense) - net" on the Statement of Income.  PPL Energy Supply recorded a net gain of $3 million during 2010, a net loss of $9 million during 2009 and a net gain of $9 million during 2008 related to average rate forwards and average rate options.  Contracts outstanding at December 31, 2010 hedged a total exposure of £89 million related to the translation of expected income in 2011.  Contracts outstanding at December 31, 2009 hedged a total exposure of £48 million related to the translation of expected income in 2010.  The fair value of these positions, primarily reflected in "Current Assets - Price risk management assets" on the Balance Sheet, was a net asset of $4 million and $2 million at December 31, 2010 and 2009.

A subsidiary of PPL Energy Supply is also party to forward contracts with PPL to sell British pounds sterling to protect the value of a portion of its net investment in WPD.  These hedging instruments have terms identical to forward sales contracts entered into by PPL with third parties.  The total amount of the contracts outstanding at December 31, 2010 and 2009 was £35 million and £40 million ($62 million and $78 million based on contracted rates).  The fair value of these positions at December 31, 2010 was an asset of $7 million, which is included in "Current Assets - Price risk management assets," with an offsetting after-tax amount included in the foreign currency translation adjustment component of AOCI on the Balance Sheet.  The fair value of these positions at December 31, 2009 was an asset of $13 million, of which $8 million was included in "Current Assets - Price risk management assets" and $5 million was included in "Other Noncurrent Assets - Price risk management assets," with an offsetting after-tax amount included in the foreign currency translation adjustment component of AOCI on the Balance Sheet.

Trademark Royalties

A PPL subsidiary owns PPL trademarks and bills certain affiliates for their use.  PPL Energy Supply was allocated $40 million of license fees in 2010 and 2009 and $48 million in 2008.  These allocations are primarily included in "Other operation and maintenance" on the Statements of Income.

(PPL, PPL Energy Supply and PPL Electric)

Transmission

PPL Energy Supply owns no domestic transmission or distribution facilities, other than facilities to interconnect its generation with the electric transmission system.  Therefore, PPL EnergyPlus and other PPL Generation subsidiaries must pay PJM, the operator of the transmission system, to deliver the energy these subsidiaries supply to retail and wholesale customers in PPL Electric's franchised territory in eastern and central Pennsylvania.  PJM in turn pays PPL Electric for the use of its transmission system.  PPL eliminates the impact of these revenues and expenses on its Statements of Income.

Other

See Notes 1 and 5 for discussions regarding the intercompany tax sharing policy and intercompany allocations of stock-based compensation expense.  See Note 7 for a discussion regarding capital transactions between PPL and its affiliates.  See Note 13 for discussions regarding intercompany allocations of defined benefits.

17.  Other Income (Expense) - net

(PPL, PPL Energy Supply and PPL Electric)

The breakdown of "Other Income (Expense) - net" was:

	PPL			PPL Energy Supply			PPL Electric
	2010	2009	2008	2010	2009	2008	2010	2009	2008
Other Income
Gains related to the
extinguishment of notes (a)		$29			$25
Earnings on securities in NDT funds	$20	20	$10	$20	20	$10
Interest income	8	14	33	6	6	23	$2	$8	$7
AFUDC	5	1	1				5	1	1
Mine remediation liability adjustment			11			11
Miscellaneous - Domestic	5	9	5	4	3	5	1
Miscellaneous - International	1	1	4	1	1	4
Total Other Income	39	74	64	31	55	53	8	9	8
Other Expense
Economic foreign currency
exchange contracts	(3)	9	(9)	(3)	9	(9)
Charitable contributions	4	6	5	1
Cash flow hedges (b)	29
LKE acquisition costs (Note 10)	31
Miscellaneous - Domestic	7	8	9	5	9	10	3	3	3
Miscellaneous - International	2	4	6	2	4	6
Total Other Expense	70	27	11	5	22	7	3	3	3
Other Income (Expense) - net	$(31)	$47	$53	$26	$33	$46	$5	$6	$5

(a)
In 2009, PPL Energy Supply completed tender offers to purchase up to $250 million aggregate principal amount of certain of its outstanding senior notes for $220 million, resulting in a $25 million net gain.  PPL recorded an additional net gain of $4 million as a result of reclassifying gains and losses on related cash flow hedges from AOCI into earnings.

(b)
As a result of the expected net proceeds from the sale of certain non-core generation facilities, coupled with the monetization of full-requirement sales contracts, debt that had been planned to be issued by PPL Energy Supply was no longer needed.  As a result, hedge accounting associated with interest rate swaps entered into by PPL in anticipation of a debt issuance by PPL Energy Supply was discontinued.  Associated net losses were reclassified from AOCI into earnings.

18.  Fair Value Measurements and Credit Concentration

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

Recurring Fair Value Measurements

The assets and liabilities measured at fair value were:

	December 31, 2010				December 31, 2009
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL
Assets
Cash and cash equivalents	$925	$925			$801	$801
Short-term investments - municipal debt
securities	163	163
Restricted cash and cash equivalents (a)	66	66			129	129
Price risk management assets:
Energy commodities	2,503		$2,452	$51	3,354	3	$3,234	$117
Interest rate swaps	15		15		50		50
Foreign currency exchange contracts	11		11		15		15
Cross-currency swaps	44		44		12		12
Total price risk management assets	2,573		2,522	51	3,431	3	3,311	117
NDT funds:
Cash and cash equivalents	10	10			7	7
Equity securities:
U.S. large-cap	303	207	96		259	176	83
U.S. mid/small-cap	119	89	30		101	75	26
Debt securities:
U.S. Treasury	75	75			74	74
U.S. government sponsored agency	7		7		9		9
Municipality	69		69		65		65
Investment-grade corporate	33		33		29		29
Residential mortgage-backed securities					1		1
Other	1		1
Receivables (payables), net	1	(1)	2		3		3
Total NDT funds	618	380	238		548	332	216
Auction rate securities (b)	25			25	25			25
Total assets	$4,370	$1,534	$2,760	$76	$4,934	$1,265	$3,527	$142

Liabilities
Price risk management liabilities:
Energy commodities	$1,552		$1,498	$54	$2,080	$2	$2,068	$10
Interest rate swaps	53		53
Cross-currency swaps	9		9		4		4
Total price risk management liabilities	$1,614		$1,560	$54	$2,084	$2	$2,072	$10

PPL Energy Supply
Assets
Cash and cash equivalents	$661	$661			$245	$245
Restricted cash and cash equivalents (a)	26	26			111	111
Price risk management assets:
Energy commodities	2,503		$2,452	$51	3,354	3	$3,234	$117
Foreign currency exchange contracts	11		11		15		15
Cross-currency swaps	44		44		12		12
Total price risk management assets	2,558		2,507	51	3,381	3	3,261	117
NDT funds:
Cash and cash equivalents	10	10			7	7
Equity securities:
U.S. large-cap	303	207	96		259	176	83
U.S. mid/small-cap	119	89	30		101	75	26
Debt securities:
U.S. Treasury	75	75			74	74
U.S. government sponsored agency	7		7		9		9
Municipality	69		69		65		65
Investment-grade corporate	33		33		29		29
Residential mortgage-backed securities					1		1
Other	1		1
Receivables (payables), net	1	(1)	2		3		3
Total NDT funds	618	380	238		548	332	216
Auction rate securities (b)	20			20	20			20
Total assets	$3,883	$1,067	$2,745	$71	$4,305	$691	$3,477	$137

Liabilities
Price risk management liabilities:
Energy commodities	$1,541		$1,487	$54	$2,080	$2	$2,068	$10
Cross-currency swaps	9		9		4		4
Total price risk management liabilities	$1,550		$1,496	$54	$2,084	$2	$2,072	$10

PPL Electric
Assets
Cash and cash equivalents	$204	$204			$485	$485
Restricted cash and cash equivalents (a)	14	14			14	14
Total assets	$218	$218			$499	$499
(a)	Current portion is included in "Restricted cash and cash equivalents" and long-term portion is included in "Other noncurrent assets" on the Balance Sheets.
(b)	Included in "Other investments" on the Balance Sheets.

A reconciliation of net assets and liabilities classified as Level 3 is as follows.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	December 31, 2010			December 31, 2009
	Energy	Auction		Energy	Auction
	Commodities,	Rate		Commodities,	Rate
	net	Securities	Total	net	Securities	Total
PPL
Balance at beginning of period	$107	$25	$132	$188	$24	$212
Total realized/unrealized gains (losses)
Included in earnings	(137)		(137)	(136)		(136)
Included in OCI (a)	11		11	18	5	23
Purchases, sales, issuances and settlements, net	(16)		(16)	104	(4)	100
Transfers into Level 3 (b)	(15)		(15)	(67)		(67)
Transfers out of Level 3	47		47
Balance at end of period	$(3)	$25	$22	$107	$25	$132

PPL Energy Supply
Balance at beginning of period	$107	$20	$127	$188	$19	$207
Total realized/unrealized gains (losses)
Included in earnings	(137)		(137)	(136)		(136)
Included in OCI (a)	11		11	18	5	23
Purchases, sales, issuances and settlements, net	(16)		(16)	104	(4)	100
Transfers into Level 3 (b)	(15)		(15)	(67)		(67)
Transfers out of Level 3	47		47
Balance at end of period	$(3)	$20	$17	$107	$20	$127

(a)	Included in "Qualifying derivatives" and "Available-for-sale securities" on the Statements of Comprehensive Income.
(b)
Transfers into and out of Level 3 are presented on a net basis in 2009.  Accounting guidance effective January 1, 2010 requires transfers into and out of Level 3 be presented on a gross basis.  See Note 1 for additional information.

Net gains and losses on assets and liabilities classified as Level 3 and included in earnings are reported in the Statements of Income as follows.

	December 31, 2010
	Energy Commodities, net
	Unregulated	Wholesale
	Retail Electric	Energy	Energy
	and Gas	Marketing	Purchases
PPL and PPL Energy Supply
Total gains (losses) included in earnings for the period	$11	$14	$(162)
Change in unrealized gains (losses) relating to positions still held at the
reporting date	4	6	(119)

	December 31, 2009
	Energy Commodities, net
	Unregulated	Wholesale	Net Energy
	Retail Electric	Energy	Trading	Energy
	and Gas	Marketing	Margins	Purchases
PPL and PPL Energy Supply
Total gains (losses) included in earnings for the period	$13	$22	$(16)	$(155)
Change in unrealized gains (losses) relating to positions still held at the
reporting date	8	12	1	(83)

Cash and Cash Equivalents, Short-term Investments, and Restricted Cash and Cash Equivalents

(PPL, PPL Energy Supply and PPL Electric)

The fair value measurements of cash and cash equivalents and restricted cash and cash equivalents are based on the amount on deposit.

(PPL)

The fair value measurements of short-term investments are based on quoted prices.

(PPL and PPL Energy Supply)

Price Risk Management Assets/Liabilities - Energy Commodities

Energy commodity contracts are generally valued using the income approach, except for exchange-traded derivative gas and oil contracts, which are valued using the market approach and are classified as Level 1.  When observable inputs are used to measure all or most of the value of a contract, the contract is classified as Level 2.  Over-the-counter (OTC) contracts are valued using quotes obtained from an exchange, binding and non-binding broker quotes, prices posted by ISOs or published tariff rates.  Furthermore, PPL obtains independent quotes from the market to validate the forward price curves.  OTC contracts include forwards, swaps, options and structured deals for electricity, gas, oil, and/or emission allowances and may be offset with similar positions in exchange-traded markets.  To the extent possible, fair value measurements utilize various inputs that include quoted prices for similar contracts or market-corroborated inputs.  In certain instances, these instruments may be valued using models, including standard option valuation models and standard industry models.  For example, the fair value of a structured deal that delivers power to an illiquid delivery point may be measured by valuing the nearest liquid trading point plus the value of the basis between the two points.  The basis input may be from market quotes, FTR prices, or historical prices.

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

In certain instances, PPL transfers energy commodity contracts between Level 2 and Level 3.  The primary reasons for the transfers during 2010 and 2009 were changes in the availability of market information and changes in the significance of the unobservable portion of the contract.  As the delivery period of a contract becomes closer, market information may become available.  When this occurs, the model's unobservable inputs are replaced with observable market information.

Price Risk Management Assets/Liabilities - Interest Rate Swaps/Foreign Currency Exchange Contracts/Cross-Currency Swaps

To manage their interest rate and foreign currency exchange risk, PPL and PPL Energy Supply generally use interest rate contracts such as forward-starting swaps, floating-to-fixed swaps and fixed-to-floating swaps, foreign currency exchange contracts such as forwards and options, and cross-currency swaps that contain characteristics of both interest rate and foreign currency exchange contracts.  PPL and PPL Energy Supply use an income approach to measure the fair value of these contracts, utilizing readily observable inputs, such as forward interest rates (e.g., LIBOR and government security rates) and forward foreign currency exchange rates (e.g., GBP and Euro), as well as inputs that may not be observable, such as credit valuation adjustments.  In certain cases, PPL and PPL Energy Supply cannot practicably obtain market information to value credit risk and therefore rely on their own models.  These models use projected probabilities of default based on historical observances.  When the credit valuation adjustment is significant to the overall valuation, the contracts are classified as
Level 3.

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

Debt securities are generally measured using a market approach, including the use of matrix pricing.  Common inputs include reported trades, broker/dealer bid/ask prices, benchmark securities and credit valuation adjustments.  When necessary, the fair value of debt securities is measured using the income approach, which incorporates similar observable inputs as well as benchmark yields, credit valuation adjustments, reference data from market research publications, monthly payment data, collateral performance and new issue data.  The debt securities held by the NDT funds at December 31, 2010 have a weighted-average coupon of 4.59% and a weighted-average duration of five years.

Auction Rate Securities

PPL's and PPL Energy Supply's auction rate securities include Federal Family Education Loan Program guaranteed student loan revenue bonds, as well as various municipal bond issues.  At December 31, 2010, contractual maturities for these auction rate securities were a weighted average of approximately 25 years.  PPL and PPL Energy Supply do not have significant exposure to realize losses on these securities; however, auction rate securities are classified as Level 3 because failed auctions limit the amount of observable market data that is available for measuring the fair value of these securities.

The fair value of auction rate securities is estimated using an income approach with inputs for the underlying structure and credit quality of each security; the present value of future interest payments, estimated based on forward rates of the SIFMA Index, and principal payments discounted using interest rates for bonds with a credit rating and remaining term to maturity similar to the stated maturity of the auction rate securities; and the impact of auction failures or redemption at par.

Nonrecurring Fair Value Measurements (PPL and PPL Energy Supply)

The following nonrecurring fair value measurements occurred during the reporting periods, resulting in asset impairments.

	Carrying	Fair Value Measurements Using
	Amount (a)	Level 2	Level 3	Loss (b)
Sulfur dioxide emission allowances (c):
December 31, 2010	$2		$1	$1
September 30, 2010	6		2	4
June 30, 2010	11		3	8
March 31, 2010	13		10	3
December 31, 2009	20		13	7
March 31, 2009	45		15	30

Certain non-core generation facilities:
September 30, 2010	473	$381		96

Long Island generation business:
December 31, 2009	132	128		5
September 30, 2009	137	133		5
June 30, 2009	189	138		52

(a)	Represents carrying value before fair value measurement.
(b)
Losses on sulfur dioxide emission allowances were recorded in the Supply segment and included in "Other operation and maintenance" on the Statements of Income.  Losses on certain non-core generation facilities and the Long Island generation business were recorded in the Supply segment and included in "Income (Loss) from Discontinued Operations (net of income taxes)" on the Statements of Income.

(c)	Current and long-term sulfur dioxide emission allowances are included in "Other intangibles" in their respective areas on the Balance Sheets.

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

Certain Non-Core Generation Facilities

Certain non-core generation facilities met the held for sale criteria at September 30, 2010.  As a result, net assets held for sale were written down to their estimated fair value less cost to sell.  The fair value in the table above excludes $4 million of estimated costs to sell and was based on the negotiated sales price (achieved through an active auction process).  See Note 9 for additional information on the anticipated sale.

Long Island Generation Business

The Long Island generation business met the held for sale criteria at June 30, 2009.  As a result, net assets held for sale were written down to their estimated fair value less cost to sell.  The fair value in the table above excludes $1 million of estimated costs to sell and was based on the negotiated sales price (achieved through an active auction process).  See Note 9 for additional information on the completed sale.

Nitrogen Oxide Allowances

In July 2008, the United States Court of Appeals for the D.C. Circuit issued a ruling that invalidated the CAIR in its entirety, including its cap-and-trade program.  As a result of this decision, in 2008, PPL determined that all of the annual nitrogen oxide allowances purchased by PPL EnergyPlus pursuant to the CAIR were no longer required, had no value and, therefore, recorded a pre-tax impairment charge of $33 million ($20 million after tax).  Further, in 2008, PPL EnergyPlus recorded an additional charge and corresponding reserve of $9 million pre-tax ($5 million after tax) related to its sale of certain annual nitrogen oxide allowance put options.  These charges, recorded in PPL and PPL Energy Supply's Supply segment, are included in "Other operation and maintenance" expense on the Statement of Income.

Financial Instruments Not Recorded at Fair Value

(PPL, PPL Energy Supply and PPL Electric)

NPNS

PPL and PPL Energy Supply enter into full-requirement sales contracts, power purchase agreements and certain retail energy and physical capacity contracts that range in maturity through 2023 and qualify for NPNS.  PPL Electric also enters into contracts that qualify for NPNS.  See "Energy Purchase Commitments" in Note 15 for information about PPL Electric's competitive solicitations.  All of these contracts are accounted for using accrual accounting; therefore, there were no amounts recorded on the Balance Sheets at December 31, 2010 and 2009.  The estimated fair value of these contracts, calculated using similar inputs and valuation techniques as those described above within "Price Risk Management Assets/Liabilities - Energy Commodities," was:

	Net Asset (Liability)
	December 31,	December 31,
	2010	2009

PPL	$229	$122
PPL Energy Supply	240	334
PPL Electric	(8)	(216)

Other

The carrying amounts of contract adjustment payments related to the Purchase Contract component of the Equity Units and long-term debt on the Balance Sheets and their estimated fair value are set forth below.  The fair value of these instruments was estimated using an income approach by discounting future cash flows at estimated current cost of funding rates.  The effect of third-party credit enhancements is not included in the fair value measurement.

	December 31, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
PPL
Contract adjustment payments (a)	$146	$148
Long-term debt	12,663	12,868	$7,143	$7,280
PPL Energy Supply
Long-term debt	5,589	5,919	5,031	5,180
PPL Electric
Long-term debt	1,472	1,578	1,472	1,567

(a)	Reflected in current and long-term other liabilities on the balance sheet. See Note 7 for additional information.

(PPL and PPL Energy Supply)

The carrying value of "Short-term debt" at December 31, 2010 and 2009 on the Balance Sheets represented or approximated fair value due to the liquid nature of the instruments or variable interest rates associated with the financial instruments.

Credit Concentration Associated with Financial Instruments

(PPL, PPL Energy Supply and PPL Electric)

PPL and its subsidiaries enter into contracts with many entities for the purchase and sale of energy.  Many of these contracts are considered a normal part of doing business and, as such, the fair value of these contracts is not reflected in the financial statements.  However, the fair value of these contracts is considered when committing to new business from a credit perspective.  See Note 19 for information on credit policies used by PPL and its subsidiaries to manage credit risk, including master netting arrangements and collateral requirements.

(PPL)

At December 31, 2010, PPL had credit exposure of $2.8 billion to energy trading partners, excluding the effects of netting arrangements and collateral.  As a result of netting arrangements and collateral, PPL's credit exposure was reduced to $749 million.  One of the counterparties accounted for 12% of this exposure, and the next highest counterparty accounted for 11% of the exposure.  Ten counterparties accounted for $445 million, or 59%, of the net exposure.  Nine of these counterparties had an investment grade credit rating from S&P and accounted for 89% of the top ten exposure.  The remaining counterparty has not been rated by S&P, but is current on its obligations.

(PPL Energy Supply)

At December 31, 2010, PPL Energy Supply had credit exposure of $2.8 billion to energy trading partners, excluding exposure from related parties and the effects of netting arrangements and collateral.  As a result of netting arrangements and collateral, this credit exposure was reduced to $749 million.  One of the counterparties accounted for 12% of this exposure, and the next highest counterparty accounted for 11% of the exposure.  Ten counterparties accounted for $445 million, or 59%, of the net exposure.  Nine of these counterparties had an investment grade credit rating from S&P and accounted for 89% of the top ten exposure.  The remaining counterparty has not been rated by S&P, but is current on its obligations.

At December 31, 2010, PPL Energy Supply's credit exposure under certain energy supply contracts to PPL Electric was $42 million.  Netting arrangements had an insignificant change on this credit exposure.

(PPL Electric)

At December 31, 2010, PPL Electric had no credit exposure under energy supply contracts (including its supply contracts with its affiliate PPL EnergyPlus).

19.  Derivative Instruments and Hedging Activities

Risk Management Objectives (PPL, PPL Energy Supply and PPL Electric)

PPL has a risk management policy approved by the Board of Directors to manage market risk and counterparty credit risk.  The RMC, comprised of senior management and chaired by the Chief Risk Officer, oversees the risk management function.  Key risk control activities designed to ensure compliance with the risk policy and detailed programs include, but are not limited to, credit review and approval, validation of transactions and market prices, verification of risk and transaction limits, VaR analyses, portfolio stress tests, gross margin at risk analyses, sensitivity analyses, and daily portfolio reporting, including open positions, determinations of fair value, and other risk management metrics. PPL completed its acquisition of LKE in November 2010.  Due to the timing of the acquisition, PPL is evaluating changes to processes, including risk management, as part of its ongoing integration activities.  LKE continues to operate under its existing policies, which have been reviewed by PPL and have been deemed adequate to minimize risk until this evaluation and integration process is complete.

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

PPL is exposed to credit risk from interest rate derivatives with financial institutions.

PPL and PPL Energy Supply are exposed to credit risk from commodity derivatives with their energy trading partners, which include other energy companies, fuel suppliers and financial institutions and from foreign currency derivatives with financial institutions.

PPL and PPL Electric are exposed to credit risk from PPL Electric's supply agreements for its PLR obligation.

The majority of PPL's, PPL Energy Supply's and PPL Electric's credit risk stems from PPL subsidiaries' commodity derivatives for multi-year contracts for energy sales and purchases.  If PPL Energy Supply's counterparties fail to perform their obligations under such contracts and PPL Energy Supply could not replace the sales or purchases at the same prices as those under the defaulted contracts, PPL Energy Supply would incur financial losses.  Those losses would be recognized immediately or through lower revenues or higher costs in future years, depending on the accounting treatment for the defaulted contracts.  In the event an LG&E, KU or PPL Electric supplier defaults on its obligation, those entities would be required to seek replacement power in the market.  In general, incremental costs incurred by these entities would be recoverable from customers in future rates.

PPL and its subsidiaries have credit policies to manage their credit risk, including the use of an established credit approval process, daily monitoring of counterparty positions, and the use of master netting agreements.  These agreements generally include credit mitigation provisions, such as margin, prepayment or collateral requirements.  PPL and its subsidiaries may request the additional credit assurance, in certain circumstances, in the event that the counterparties' credit ratings fall below investment grade or their exposures exceed an established credit limit.  See Note 18 for credit concentration associated with financial instruments.

PPL's and PPL Energy Supply's obligation to return counterparty cash collateral under master netting arrangements was $338 million and $355 million at December 31, 2010 and December 31, 2009.

PPL Electric had no obligation to return cash collateral under master netting arrangements at December 31, 2010 and December 31, 2009.

PPL, PPL Energy Supply and PPL Electric had not posted any cash collateral under master netting arrangements at December 31, 2010 and December 31, 2009.

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

PPL and PPL Energy Supply enter into financial and physical derivative contracts, including forwards, futures, swaps and options, to hedge the price risk associated with electricity, gas, oil and other commodities.  Certain contracts qualify for NPNS or are non-derivatives and are therefore not reflected in the financial statements until delivery.  See Note 18 for additional information on NPNS.  PPL and PPL Energy Supply segregate their remaining non-trading activities into two categories:  cash flow hedge activity and economic activity.

Monetization of Certain Full-Requirement Sales Contracts

In July 2010, in order to raise additional cash for the LKE acquisition, PPL Energy Supply monetized certain full-requirement sales contracts that resulted in cash proceeds of $249 million and triggered certain accounting:

•
A portion of these sales contracts had previously been accounted for as NPNS and received accrual accounting treatment.  PPL Energy Supply could no longer assert that it was probable that any contracts with these counterparties would result in physical delivery.  Therefore, the fair value of the NPNS contracts of $160 million was recorded on the Balance Sheet in "Price risk management assets," with a corresponding gain of $144 million recorded to "Wholesale energy marketing - Realized" on the Statement of Income, and $16 million recorded to "Wholesale energy marketing - Unrealized economic activity," related to full-requirement sales contracts that have not been monetized.

•
The related purchases to supply these sales contracts were accounted for as cash flow hedges, with the effective portion of the change in fair value being recorded in AOCI and the ineffective portion recorded in "Energy purchases - Unrealized economic activity."  The corresponding cash flow hedges were dedesignated and all amounts previously recorded in AOCI were reclassified to earnings.  This resulted in a pre-tax reclassification of $(173) million of losses from AOCI into "Energy purchases - Unrealized economic activity" on the Statement of Income.  An additional charge of $(39) million was also recorded in "Wholesale energy marketing - Unrealized economic activity" on the Statement of Income to reflect the fair value of the sales contracts previously accounted for as economic activity.

•	The net result of these transactions, excluding the full-requirement sales contracts that have not been monetized, was a loss of $(68) million, or $(40) million after tax.

The proceeds of $249 million from these monetizations are reflected in the Statement of Cash Flows as a component of "Net cash provided by operating activities."

Cash Flow Hedges

Many derivative contracts have qualified for hedge accounting so that the effective portion of a derivative's gain or loss is deferred in AOCI and reclassified into earnings when the forecasted transaction occurs.  The cash flow hedges that existed at December 31, 2010 range in maturity through 2015.  At December 31, 2010, the accumulated net unrealized after-tax gains that are expected to be reclassified into earnings during the next 12 months were $300 million for PPL and PPL Energy Supply.  Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time periods and any amounts previously recorded in AOCI are reclassified into earnings.  For 2010, such reclassifications were after-tax losses of $(89) million, primarily due to the monetization of certain full-requirement sales contracts, for which the associated hedges are no longer required, as discussed above.  For 2009 and 2008, such reclassifications were an after-tax gain of $9 million and an after-tax loss of $(8) million.

For 2010, 2009 and 2008, hedge ineffectiveness associated with energy derivatives was, after-tax, a loss of $(30) million, a gain of $41 million and a gain of $12 million.

In addition, when cash flow hedge positions fail hedge effectiveness testing, hedge accounting is not permitted in the quarter in which this occurs and, accordingly, the entire change in fair value for the periods that failed is recorded to the income statement.  Certain power and gas cash flow hedge positions failed effectiveness testing during 2008 and the first quarter of 2009.  However, these positions were not dedesignated as hedges, as prospective regression analysis demonstrated that these hedges were expected to be highly effective over their term.  For 2008, an after-tax gain of $298 million was recognized in earnings as a result of these hedge failures.  During 2009, fewer power and gas cash flow hedges failed hedge effectiveness testing; therefore, a portion of the previously recognized unrealized gains recorded in 2008 associated with these hedges were reversed.  For 2009, after-tax losses of $(215) million were recognized in earnings as a result of these reversals.  During the first quarter of 2010, after-tax losses of $(82) million were recognized in earnings as a result of these reversals continuing.   Effective April 1, 2010, clarifying accounting guidance was issued that precludes the reversal of previously recognized gains/losses resulting from hedge failures.  By the end of the first quarter of 2010, all previously recorded hedge ineffectiveness gains resulting from hedge failures were reversed, thus the new accounting guidance did not have a significant impact at adoption on April 1, 2010. See Note 1 for more information on this accounting change.

Economic Activity

Certain derivative contracts economically hedge the price and volumetric risk associated with electricity, gas, oil and other commodities but do not receive hedge accounting treatment.  These derivatives hedge a portion of the economic value of PPL and PPL Energy Supply's generation assets and full-requirement and retail contracts, which are subject to changes in fair value due to market price volatility and volume expectations.  Additionally, economic activity includes the ineffective portion of qualifying cash flow hedges, including the entire change in fair value of certain cash flow hedges that failed retrospective effectiveness testing (see "Cash Flow Hedges" above).  The derivative contracts in this category that existed at December 31, 2010 range in maturity through 2017.

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

Unrealized activity associated with monetizing certain full-requirement sales contracts was also included in economic activity during 2010.

The unrealized gains (losses) for economic activity are as follows.

	PPL			PPL Energy Supply
	2010	2009	2008	2010	2009	2008

Operating Revenues
Utility	$(2)
Unregulated retail electric and gas	1	$6	$5	$1	$6	$5
Wholesale energy marketing	(805)	(229)	1,056	(805)	(229)	1,056
Operating Expenses
Fuel	29	49	(79)	29	49	(79)
Energy purchases	286	(155)	(553)	286	(155)	(553)

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

Sales of Baseload Generation

PPL Energy Supply has a formal hedging program for its competitive baseload generation fleet, which includes 7,408 MW of nuclear, coal and hydro generating capacity.  The objective of this program is to provide a reasonable level of near-term cash flow and earnings certainty while preserving upside potential of power price increases over the medium term.  PPL Energy Supply sells its expected generation output on a forward basis using both derivative and non-derivative instruments.  Both are included in the following tables.

The following table presents the expected sales, in GWh, of baseload generation based on current forecasted assumptions for 2011-2013.  These expected sales could be impacted by several factors, including plant availability.

2011 (a)	2012 (a)	2013 (a)
51,435	54,675	54,364

(a)	Excludes expected sales from the Safe Harbor hydroelectric facility that has been classified as held for sale. See Note 9 for additional information.

The following table presents the percentage of expected baseload generation sales shown above that has been sold forward under fixed-price contracts and the related percentage of fuel that has been purchased or committed at December 31, 2010.

	Derivative	Total Power	Fuel Purchases (d)
Year	Sales (a) (b)	Sales (c)	Coal	Nuclear

2011	91%	99%	99%	100%
2012	58%	68%	96%	100%
2013	7%	15%	87%	100%

(a)
Excludes non-derivative contracts and contracts that qualify for NPNS.  Volumes for option contracts factor in the probability of an option being exercised and may be less than the notional amount of the option.

(b)	Volumes for derivative sales contracts that deliver between 2014 and 2015 are 1,180 GWh.
(c)	Amount represents derivative and non-derivative contracts. Volumes for option contracts factor in the probability of an option being exercised and may be less than the notional amount of the option.
(d)	Coal and nuclear contracts receive accrual accounting treatment, as they are not derivative contracts. Percentages are based on both fixed- and variable-priced contracts.

In addition to the fuel purchases above, PPL Energy Supply attempts to economically hedge the fuel price risk that is within its fuel-related contracts and coal transportation contracts, which are tied to changes in crude oil or diesel prices.  The following table presents the volumes (in thousands of barrels) of derivative contracts used in support of this strategy at December 31, 2010.

Contract Type	2011	2012	2013

Oil Swaps	6,822	6,167	300

Optimization of Intermediate and Peaking Generation

In addition to its competitive baseload generation activities, PPL Energy Supply attempts to optimize the overall value of its competitive intermediate and peaking fleet, which includes 4,321 MW of gas and oil-fired generation.  The following table presents the volumes of derivative contracts used in support of this strategy at December 31, 2010.

	Units	2011	2012

Net Power Sales:
Options (a)	GWh	(69)
Non-option contracts (b)	GWh	(1,969)	(408)

Net Fuel Purchases:
Non-option contracts	Bcf	15.9	2.7

(a)	Volumes for option contracts factor in the probability of an option being exercised and may be less than the notional amount of the option.
(b)	Included in these volumes are exercised option contracts that converted to non-option derivative contracts.

Marketing Activities

PPL Energy Supply's marketing portfolio is comprised of full-requirement sales contracts and their related supply contracts, retail gas and electricity sales contracts and other marketing activities.  The full-requirement sales contracts and their related supply contracts make up a significant component of the marketing portfolio.  The obligations under the full-requirement sales contracts include supplying a bundled product of energy, capacity, RECs, and other ancillary products.  The full-requirement sales contracts PPL Energy Supply is awarded do not provide for specific levels of load, and actual load could vary significantly from forecasted amounts.  PPL Energy Supply uses a variety of strategies to hedge its full-requirement sales contracts, including purchasing energy at a liquid trading hub or directly at the load delivery zone, purchasing capacity and RECs in the market and supplying the energy, capacity and RECs with its generation.  RECs are not derivatives and are excluded from the table below.  The following table presents the volumes of (sales)/purchase contracts, excluding FTRs, basis and capacity contracts, used in support of these activities at December 31, 2010.

	Units	2011	2012	2013

Energy sales contracts (a) (b)	GWh	(15,613)	(8,387)	(3,057)
Related energy supply contracts (b)
Energy purchases	GWh	9,042	3,974	186
Volumetric hedges (c)	GWh	419	(16)
Generation supply	GWh	2,909	3,589	2,848
Retail gas sales contracts	Bcf	(5.7)	(5.3)	(0.1)
Retail gas purchase contracts	Bcf	5.7	5.2	0.1

(a)
Includes NPNS and contracts that are not derivative, which are the majority of PPL Energy Supply's full-requirement sales contracts and receive accrual accounting.  Also included in these volumes are the sales from PPL EnergyPlus to PPL Electric to supply PPL Electric's PLR load obligation.

(b)	Net volumes for derivative contracts, excluding contracts that qualify for NPNS that deliver between 2014 and 2015 are insignificant.
(c)
PPL Energy Supply uses power and gas options, swaps and futures to hedge the volumetric risk associated with full-requirement sales contracts since the demand for power varies hourly.  Volumes for option contracts factor in the probability of an option being exercised and may be less than the notional amount of the option.

FTRs and Other Basis Positions

PPL Energy Supply buys and sells FTRs and other basis positions to mitigate the basis risk between delivery points related to the sales of its generation, the supply of its full-requirement sales contracts and retail contracts, as well as for proprietary trading purposes.  The following table presents the volumes of derivative FTR and basis (sales)/purchase contracts at December 31, 2010.

Commodity	Units	2011	2012	2013

FTRs	GWh	23,283	47
Power Basis Positions	GWh	(7,481)	(230)	(216)
Gas Basis Positions (a)	Bcf	14.9	3.2

(a)	Net volumes that deliver in 2014 are insignificant.

Capacity Positions

PPL Energy Supply buys and sells capacity related to the sales of its generation and the supply of its full-requirement sales contracts, as well as for proprietary trading purposes.  The following table presents the volumes of derivative capacity (sales)/purchase contracts at December 31, 2010.

Commodity	Units	2011	2012	2013

Capacity (a)	MW-months	(6,634)	(177)	(1,005)

(a)	Net volumes that deliver between 2014 and 2016 are 647 MW-months.

Proprietary Trading Activity

At December 31, 2010, PPL Energy Supply's proprietary trading positions, excluding FTR, basis and capacity contract activity that has already been included in the tables above, were not significant.

Sales of Excess Regulated Generation (PPL)

PPL manages the price risk of its expected excess regulated generation capacity using market-traded forward contracts.  At December 31, 2010, PPL's net volume of electricity based financial derivatives outstanding to hedge excess regulated generation was 998 GWh for LKE.

Interest Rate Risk (PPL and PPL Energy Supply)

PPL and its subsidiaries have issued debt to finance their operations, which exposes them to interest rate risk.  PPL and its subsidiaries utilize various financial derivative instruments to adjust the mix of fixed and floating interest rates in their debt portfolio, adjust the duration of their debt portfolio and lock in benchmark interest rates in anticipation of future financing, when appropriate.  Risk limits under the risk management program are designed to balance risk exposure to volatility in interest expense and changes in the fair value of PPL's and its subsidiaries' debt portfolio due to changes in benchmark interest rates.

Cash Flow Hedges

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings.  PPL and PPL Energy Supply may enter into financial interest rate swap contracts that qualify as cash flow hedges to hedge floating interest rate risk associated with both existing and anticipated debt issuances.  For PPL, these interest rate swap contracts range in maturity through 2041 and had a notional value of $500 million at December 31, 2010.  For 2010, hedge ineffectiveness associated with these derivatives resulted in a net after-tax loss of $(9) million.  For 2009 and 2008, hedge ineffectiveness associated with these derivatives was not significant.  No contracts were outstanding at PPL Energy Supply at December 31, 2010.

In anticipation of debt issuances that occurred in March 2010, WPD (South West) and WPD (South Wales) entered into forward starting interest rate swaps to hedge the change in benchmark interest rates up through the date of the debt issuances.  See Note 7 for information on the debt issued.  For 2010, WPD (South Wales) recorded hedge ineffectiveness of $3 million in "Interest Expense" on the Statement of Income related to the forward-starting interest rate swaps.

At December 31, 2010, WPDH Limited holds a net notional position in cross-currency swaps totaling $302 million to hedge the interest payments and principal of its U.S. dollar-denominated senior notes with maturity dates ranging from December 2017 to December 2028.  For 2010, 2009 and 2008, no amounts were recorded related to hedge ineffectiveness.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time periods and any amounts previously recorded in AOCI are reclassified to earnings.  As a result of the expected net proceeds from the anticipated sale of certain non-core generation facilities, coupled with the monetization of certain full-requirement sales contracts, debt that had been planned to be issued by PPL Energy Supply in 2010 was no longer needed.  As a result, hedge accounting associated with interest rate swaps entered into by PPL in anticipation of a debt issuance by PPL Energy Supply was discontinued.PPL reclassified a net after-tax loss of $(19) million in 2010 and a net after-tax gain of $1 million in 2009.  PPL had no such reclassifications in 2008.  PPL Energy Supply had no such reclassifications in 2010, 2009 and 2008.

At December 31, 2010, the accumulated net unrealized after-tax losses on qualifying derivatives that are expected to be reclassified into earnings during the next 12 months were $(7) million for PPL and insignificant for PPL Energy Supply.  Amounts are reclassified as the hedged interest payments are made.

Economic Activity

LG&E has entered into interest rate swap contracts that economically hedge interest payments on variable debt.  As discussed in Note 3, realized gains and losses from the swaps are recoverable through regulated rates.  Therefore, the change in fair value of these derivatives is included in regulatory assets and liabilities.  Realized gains and losses are recognized in "Interest Expense" on the Statements of Income when the hedged transaction occurs.  At December 31, 2010, LG&E held contracts with a notional amount of $179 million that range in maturity through 2033.

Fair Value Hedges

PPL and PPL Energy Supply are exposed to changes in the fair value of their domestic and international debt portfolios.  To manage this risk, PPL and PPL Energy Supply may enter into financial contracts to hedge fluctuations in the fair value of existing debt issuances due to changes in benchmark interest rates.  At December 31, 2010, PPL held contracts that range in maturity through 2047 and had a notional value of $349 million.  PPL Energy Supply did not hold any such contracts at December 31, 2010.  PPL and PPL Energy Supply did not recognize any gains or losses resulting from the ineffective portion of fair value hedges or from a portion of the hedging instrument being excluded from the assessment of hedge effectiveness for 2010, 2009 and 2008.  Additionally, PPL recognized net after-tax gains of $4 million from hedges of debt that no longer qualified as fair value hedges for 2009, while the amounts were not significant for 2010 and 2008.  PPL Energy Supply did not recognize any gains or losses resulting from hedges of debt issuances that no longer qualified as fair value hedges for 2010, 2009 and 2008.

Foreign Currency Risk (PPL and PPL Energy Supply)

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

Cash Flow Hedges

PPL and PPL Energy Supply may enter into foreign currency derivatives associated with foreign currency-denominated debt and the exchange rate associated with firm commitments denominated in foreign currencies; however, at December 31, 2010, there were no existing contracts of this nature.  Amounts previously classified in AOCI are reclassified as the hedged interest payments are made and as the related equipment is depreciated.

Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time periods and any amounts previously recorded in AOCI are reclassified to earnings.  There were no such reclassifications during 2010, 2009 and 2008.

Fair Value Hedges

PPL and PPL Energy Supply enter into foreign currency forward contracts to hedge the exchange rates associated with firm commitments denominated in foreign currencies; however, at December 31, 2010, there were no existing contracts of this nature.  PPL and PPL Energy Supply did not recognize any gains or losses resulting from the ineffective portion of fair value hedges or from a portion of the hedging instrument being excluded from the assessment of hedge effectiveness for 2010, 2009 and 2008.  Additionally, PPL and PPL Energy Supply did not recognize any gains or losses resulting from hedges of firm commitments that no longer qualified as fair value hedges for 2010, 2009 and 2008.

Net Investment Hedges

PPL and PPL Energy Supply may enter into foreign currency contracts to protect the value of a portion of their net investment in WPD.  The total notional amount of the contracts outstanding at December 31, 2010 was £35 million (approximately $62 million based on contracted rates).  These contracts were settled in January 2011.  At December 31, 2010, the fair value of these positions was a net asset of $7 million.  At December 31, 2009, the fair value of these positions was a net asset of $13 million.  For 2010, 2009 and 2008, PPL and PPL Energy Supply recognized after tax net investment hedge gains of $4 million, after-tax losses of $(5) million and after-tax gains of $20 million in the foreign currency translation adjustment component of AOCI.  At December 31, 2010, PPL and PPL Energy Supply had $15 million of accumulated net investment hedge gains, after tax, that were included in the foreign currency translation adjustment component of AOCI compared with $11 million of gains, after tax, at December 31, 2009.  See Note 16 for additional information.

Economic Activity

PPL and PPL Energy Supply may enter into foreign currency contracts as an economic hedge of anticipated earnings denominated in British pounds sterling.  At December 31, 2010, the total exposure hedged was £89 million and the net fair value of these positions was a net asset of $4 million.  These contracts had termination dates ranging from January 2011 to December 2011.  The net fair value of similar hedging instruments outstanding at December 31, 2009 was a net asset of $2 million.  Gains and losses, both realized and unrealized, on these contracts are included in "Other Income (Expense) - net" on the Statements of Income.  For 2010, PPL and PPL Energy Supply recorded net gains of $3 million.  For 2009 and 2008, PPL and PPL Energy Supply recorded net losses of $(9) million and net gains of $9 million related to similar average rate forwards and average rate options.  See Note 16 for additional information.

Accounting and Reporting

(PPL, PPL Energy Supply and PPL Electric)

All derivative instruments are recorded at fair value on the balance sheet as an asset or liability (unless they qualify for NPNS; See Note 18 for additional information).  Changes in the derivatives' fair value are recognized currently in earnings unless specific hedge accounting criteria are met.  However, the change in fair value of LG&E's interest rate swaps is recognized in a regulatory asset.  See Note 3 for additional information.

See Note 1 for additional information on accounting policies related to derivative instruments.

(PPL)

The following tables present the fair value and location of derivative instruments recorded on the Balance Sheets.

	December 31, 2010				December 31, 2009
	Derivatives designated as		Derivatives not designated		Derivatives designated as		Derivatives not designated
	hedging instruments		as hedging instruments (a)		hedging instruments		as hedging instruments (a)
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (b):
Interest rate swaps	$11	$19		$2	$10
Cross-currency swaps	7	9			1	$4
Foreign currency
exchange contracts	7		$4		8		$2
Commodity contracts	878	19	1,011	1,095	741	219	1,395	$1,279
Total current	903	47	1,015	1,097	760	223	1,397	1,279
Noncurrent:
Price Risk Management
Assets/Liabilities (b):
Interest rate swaps	4			32	40
Cross-currency swaps	37				11
Foreign currency
exchange contracts					5
Commodity contracts	169	7	445	431	578	118	640	464
Total noncurrent	210	7	445	463	634	118	640	464
Total derivatives	$1,113	$54	$1,460	$1,560	$1,394	$341	$2,037	$1,743

(a)	$326 million and $375 million of net gains associated with derivatives that were no longer designated as hedging instruments are recorded in AOCI at December 31, 2010 and 2009.
(b)	Represents the location on the Balance Sheet.

The after-tax balances of accumulated net gains (losses) (excluding net investment hedges) in AOCI were $695 million, $602 million and $(21) million at December 31, 2010, 2009 and 2008.

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets.

Derivatives in	Hedged Items in	Location of Gain	Gain (Loss) Recognized		Gain (Loss) Recognized
Fair Value Hedging	Fair Value Hedging	(Loss) Recognized	in Income on Derivative		in Income on Related Item
Relationships	Relationships	in Income	2010	2009	2010	2009

Interest rate swaps	Fixed rate debt	Interest expense	$48	$12	$(6)	$29
		Other Income - net				7

				2010		2009
					Gain (Loss)		Gain (Loss)
					Recognized		Recognized
					in Income		in Income
					on Derivative	Gain (Loss)	on Derivative
				Gain (Loss)	(Ineffective	Reclassified	(Ineffective
				Reclassified	Portion and	from AOCI	Portion and
	Derivative Gain		Location of	from AOCI	Amount	into	Amount
	(Loss) Recognized in		Gain (Loss)	into Income	Excluded from	Income	Excluded from
Derivative	OCI (Effective Portion)		Recognized	(Effective	Effectiveness	(Effective	Effectiveness
Relationships	2010	2009	in Income	Portion)	Testing)	Portion)	Testing)
Cash Flow Hedges:
Interest rate swaps	$(145)	$64	Interest expense	$(4)	$(17)	$(2)
			Other income
			(expense) - net	(30)		1
Cross-currency			Interest expense	2		2
swaps	25	(45)	Other income
			(expense) - net	16		(20)
Commodity			Wholesale energy
contracts	487	829	marketing	680	(201)	358	$(296)
			Fuel	2		(20)	2
			Depreciation	2		1
			Energy purchases	(458)	3	(544)	(7)
			Other O&M			1
Total	$367	$848		$210	$(215)	$(223)	$(301)
Net Investment
Hedges:
Foreign exchange
contracts	$5	$(9)

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments:	Income on Derivatives	2010	2009

Foreign exchange contracts	Other income (expense) - net	$3	$(9)
Commodity contracts	Utility	(2)
	Unregulated retail electric and gas	11	13
	Wholesale energy marketing	(70)	588
	Net energy trading margins (a)	1
	Fuel	12	12
	Energy purchases	(405)	(808)
	Total	$(450)	$(204)

Derivatives Not Designated as	Location of Gain (Loss) Recognized as
Hedging Instruments:	Regulatory Liabilities/Assets	2010	2009

Interest rate swaps	Regulatory asset	$(11)
		$(11)

(a)	Differs from the Statement of Income due to intra-month transactions that PPL defines as spot activity, which is not accounted for as a derivative.

(PPL Energy Supply)

The following tables present the fair value and location of derivative instruments recorded on the Balance Sheets.

	December 31, 2010				December 31, 2009
	Derivatives designated as		Derivatives not designated		Derivatives designated as		Derivatives not designated
	hedging instruments		as hedging instruments (a)		hedging instruments		hedging instruments (a)
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (b):
Cross-currency swaps	$7	$9			$1	$4
Foreign currency
exchange contracts	7		$4		8		$2
Commodity contracts	878	19	1,011	$1,084	741	219	1,395	$1,279
Total current	892	28	1,015	1,084	750	223	1,397	1,279
Noncurrent:
Price Risk Management
Assets/Liabilities (b):
Cross-currency swaps	37				11
Foreign currency
exchange contracts					5
Commodity contracts	169	7	445	431	578	118	640	464
Total noncurrent	206	7	445	431	594	118	640	464
Total derivatives	$1,098	$35	$1,460	$1,515	$1,344	$341	$2,037	$1,743

(a)	$326 million and $375 million of net gains associated with derivatives that were no longer designated as hedging instruments are recorded in AOCI at December 31, 2010 and 2009.
(b)	Represents the location on the balance sheet.

The after-tax balances of accumulated net gains (losses) (excluding net investment hedges) in AOCI were $733 million, $573 million and $(12) million at December 31, 2010, 2009 and 2008.

The following tables present the pre-tax effect of derivative instruments recognized in income or OCI.

Derivatives in	Hedged Items in	Location of Gain	Gain (Loss) Recognized		Gain (Loss) Recognized
Fair Value Hedging	Fair Value Hedging	(Loss) Recognized	in Income on Derivative		in Income on Related Item
Relationships	Relationships	in Income	2010	2009	2010	2009

Interest rate swaps	Fixed rate debt	Interest expense		$1	$2

				2010		2009
					Gain (Loss)		Gain (Loss)
					Recognized		Recognized
					in Income		in Income
					on Derivative		on Derivative
				Gain (Loss)	(Ineffective	Gain (Loss)	(Ineffective
				Reclassified	Portion and	Reclassified	Portion and
	Derivative Gain		Location of	from AOCI	Amount	from AOCI	Amount
	(Loss) Recognized in		Gains (Losses)	into Income	Excluded from	into Income	Excluded from
Derivative	OCI (Effective Portion)		Recognized	(Effective	Effectiveness	(Effective	Effectiveness
Relationships	2010	2009	in Income	Portion)	Testing)	Portion)	Testing)
Cash Flow Hedges:
Cross-currency			Interest expense	$2		$2
swaps	$25	$(45)	Other income
			(expense) - net	16		(20)
Commodity			Wholesale energy
contracts	487	829	marketing	680	$(201)	358	$(296)
			Fuel	2		(20)	2
			Depreciation	2		1
			Energy purchases	(458)	3	(544)	(7)
			Other O&M			1
Interest rate			Interest expense		(3)
swaps
Total	$512	$784		$244	$(201)	$(222)	$(301)
Net Investment
Hedges:
Foreign exchange
contracts	$5	$(9)

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments:	Income on Derivatives	2010	2009

Foreign exchange contracts	Other income (expense) - net	$3	$(9)
Commodity contracts	Unregulated retail electric and gas	11	13
	Wholesale energy marketing	(70)	588
	Net energy trading margins (a)	1
	Fuel	12	12
	Energy purchases	(405)	(808)
	Total	$(448)	$(204)

(a)	Differs from the Statement of Income due to intra-month transactions that PPL Energy Supply defines as spot activity, which is not accounted for as a derivative.

Credit Risk-Related Contingent Features (PPL and PPL Energy Supply)

Certain of PPL's and PPL Energy Supply's derivative contracts contain credit contingent provisions which would permit the counterparties with which PPL or PPL Energy Supply is in a net liability position to require the transfer of additional collateral upon a decrease in the credit ratings of PPL, PPL Energy Supply or certain of their subsidiaries.  Most of these provisions would require PPL or PPL Energy Supply to transfer additional collateral or permit the counterparty to terminate the contract if the applicable credit rating were to fall below investment grade.  Some of these provisions also would allow the counterparty to require additional collateral upon each decrease in the credit rating at levels that remain above investment grade.  In either case, if the applicable credit rating were to fall below investment grade (i.e., below BBB- for S&P or Fitch, or Baa3 for Moody's), and assuming no assignment to an investment grade affiliate were allowed, most of these credit contingent provisions require either immediate payment of the net liability as a termination payment or immediate and ongoing full collateralization by PPL or PPL Energy Supply on derivative instruments in net liability positions.

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

To determine net liability positions, PPL and PPL Energy Supply use the fair value of each contract.  The aggregate fair value of all derivative instruments with the credit contingent provisions described above that were in a net liability position at December 31, 2010 was $121 million for PPL and $78 million for PPL Energy Supply, of which PPL and PPL Energy Supply had posted collateral of $37 million and $18 million in the normal course of business.  At December 31, 2010, if the credit contingent provisions underlying these derivative instruments were triggered due to a credit downgrade below investment grade, PPL and PPL Energy Supply would have been required to prepay or post additional collateral of $186 million and $171 million to their counterparties including net receivables and payables already recorded on the balance sheet.

20.  Goodwill and Other Intangible Assets

Goodwill (PPL and PPL Energy Supply)

The changes in the carrying amount of goodwill by segment were:

	Kentucky Regulated		International Regulated		Supply		Total
	2010	2009	2010	2009	2010	2009	2010	2009
PPL
Balance at beginning of period (a)			$715	$669	$91	$94	$806	$763
Goodwill recognized during the period (b)	$662				334		996
Allocation to discontinued operations (c)					(5)	(3)	(5)	(3)
Effect of foreign currency exchange rates			(36)	46			(36)	46
Balance at end of period (a)	$662		$679	$715	$420	$91	$1,761	$806

			International Regulated		Supply		Total
			2010	2009	2010	2009	2010	2009
PPL Energy Supply
Balance at beginning of period (a)			$715	$669	$91	$94	$806	$763
Allocation to discontinued operations (c)					(5)	(3)	(5)	(3)
Effect of foreign currency exchange rates			(36)	46			(36)	46
Balance at end of period (a)			$679	$715	$86	$91	$765	$806

(a)	There were no accumulated impairment losses recorded.
(b)	Recognized as a result of the 2010 acquisition of LKE. See Note 10 for additional information.
(c)
2010 represents goodwill allocated to certain non-core generation facilities and written off.  2009 represents goodwill allocated to the Long Island and the majority of the Maine hydroelectric generation businesses and written off.

Other Intangibles

(PPL)

The gross carrying amount and the accumulated amortization of other intangible assets were:

	December 31, 2010			December 31, 2009
	Gross			Gross
	Carrying		Accumulated	Carrying	Accumulated
	Amount		Amortization	Amount	Amortization
Subject to amortization:
Contracts	$597	(a)	$49	$203	$23
Land and transmission rights	256	(b)	110	272	114
Emission allowances/RECs (c) (d)	37	(e)		56
Licenses and other (f)	242		30	172	18
Total subject to amortization	1,132	(g)	189	703	155

Not subject to amortization due to indefinite life:
Land and transmission rights	16			16
Easements	77			76
Total not subject to amortization due to indefinite life	93			92
Total	$1,225		$189	$795	$155

(a)
Includes $394 million, which represents the fair value of contracts with terms favorable to market recognized as a result of the 2010 acquisition of LKE.  The weighted-average amortization period of these contracts was five years at the acquisition date.  An offsetting regulatory liability was recorded related to these contracts, which will be amortized over the same weighted average amortization period as the intangible assets, eliminating any income statement impact.  See Note 3 for additional information.

(b)
Includes $14 million, which represents the fair value of land and transmission rights recognized as a result of the 2010 acquisition of LKE.  The weighted-average amortization period of these rights was 14 years at the acquisition date.

(c)
Removed from the Balance Sheets and expensed when consumed or sold.  Consumption expense was $47 million, $32 million, and $25 million in 2010, 2009 and 2008.  Consumption expense is estimated at $24 million for 2011, $4 million for 2012 and $2 million for 2013 through 2015.

(d)	During 2010 and 2009, PPL recorded $17 million and $37 million of impairment charges. See Note 18 for additional information.
(e)
Includes $16 million, which represents the fair value of emission allowances recognized as a result of the 2010 acquisition of LKE.  The weighted-average consumption period of these emission allowances was three years at the acquisition date.  An offsetting regulatory liability was recorded related to these emission allowances, which will be amortized over the same weighted-average consumption period as the emission allowances, eliminating any income statement impact.  See Note 3 for additional information.

(f)
"Other" includes costs for the development of licenses, the most significant of which is the COLA.  Amortization of these costs begins when the related asset is placed in service.  See Note 8 for additional information on the COLA.

(g)	Includes $424 million of intangible assets resulting from the 2010 acquisition of LKE. See Note 10 for additional information regarding the acquisition.

Current intangible assets and long-term intangible assets are included in "Other intangibles" in their respective areas on the Balance Sheets.

Amortization expense, excluding consumption of emission allowances/RECs, was $24 million, $22 million and $13 million in 2010, 2009 and 2008, and is estimated to be $24 million for 2011, and $23 million per year for 2012 through 2015.

(PPL Energy Supply)

The gross carrying amount and the accumulated amortization of other intangible assets were:

	December 31, 2010		December 31, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Subject to amortization:
Contracts	$203	$38	$203	$23
Land and transmission rights	19	16	59	23
Emission allowances/RECs (a) (b)	20		56
Licenses and other (c)	239	29	172	18
Total subject to amortization	481	83	490	64

Not subject to amortization due to indefinite life:
Easements	77		76
Total	$558	$83	$566	$64

(a)
Removed from the Balance Sheets and expensed when consumed or sold.  Consumption expense was $46 million, $32 million, and $25 million in 2010, 2009, and 2008.  Consumption expense is estimated at $13 million for 2011, $3 million for 2012 and $2 million for 2013 through 2015.

(b)	During 2010 and 2009, PPL Energy Supply recorded $16 million and $37 million of impairment charges. See Note 18 for additional information.
(c)
"Other" includes costs for the development of licenses, the most significant of which is the COLA.  Amortization of these costs begins when the related asset is placed in service.  See Note 8 for additional information on the COLA.

Current intangible assets and long-term intangible assets are presented as "Other intangibles" in their respective areas on the Balance Sheets.

Amortization expense, excluding consumption of emission allowances/RECs, was $20 million, $19 million and $10 million in 2010, 2009 and 2008, and is estimated to be $20 million per year for 2011 through 2015.

(PPL Electric)

The gross carrying amount and the accumulated amortization of other intangible assets were:

	December 31, 2010		December 31, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Subject to amortization:
Land and transmission rights	$222	$93	$214	$91
Licenses and other	3	1
Total subject to amortization	225	94	214	91

Not subject to amortization due to indefinite life:
Land and transmission rights	16		16
Total	$241	$94	$230	$91

Intangible assets are shown as "Intangibles" on the Balance Sheets.

Amortization expense was $3 million for 2010, 2009 and 2008, and is estimated to be $3 million per year for 2011 and 2012, and $2 million per year for 2013 through 2015.

(PPL, PPL Energy Supply and PPL Electric)

Following are the weighted-average rates of amortization at December 31.

	PPL			PPL Energy Supply		PPL Electric
	2010	2009		2010	2009	2010	2009

Contracts	20.24%	(a)	7.41%	7.41%	7.41%
Land and transmission rights	1.40%		1.23%			1.40%	1.23%
Emission allowances/RECs (b)
Licenses and other	4.16%		4.07%	4.16%	4.07%

(a)
For PPL, the 2010 weighted-average amortization rate was impacted by the acquisition of LKE.  The intangible assets associated with contracts recorded in purchase accounting are being amortized over a significantly shorter life as compared to PPL's preexisting intangible assets associated with contracts, resulting in a significantly higher weighted-average amortization rate compared to PPL's historical rates.  Excluding LKE, PPL's 2010 weighted-average amortization rate was 7.41%.

(b)	Expensed when consumed or sold.

(PPL and PPL Energy Supply)

In November 2009, NRC approved PPL Susquehanna's application for 20-year license renewals for each of the Susquehanna nuclear units.  Costs of $17 million were capitalized related to these license renewals.  The weighted-average period prior to the next PPL Susquehanna license renewal is 33 years.

21.  Asset Retirement Obligations

(PPL)

The fair value of LG&E's and KU's liabilities were recorded in the financial statements as of the acquisition date to reflect various legal obligations associated with the retirement of long-lived assets, primarily related to the retirement of assets associated with its generating units and natural gas wells.  See Note 10 for additional information on the acquisition.

As described in Notes 1 and 3, the accretion recorded by LG&E and KU is offset with a regulatory asset, such that there is no income statement impact.

(PPL and PPL Energy Supply)

PPL and PPL Energy Supply have recorded liabilities in the financial statements to reflect various legal obligations associated with the retirement of long-lived assets, the largest of which relates to the decommissioning of the Susquehanna plant.  Other AROs recorded relate to various environmental requirements for coal piles, ash basins and other waste basin retirements.

PPL and PPL Energy Supply have recorded several conditional AROs, the most significant of which related to the removal and disposal of asbestos-containing material.
In addition to the AROs that were recorded for asbestos-containing material, PPL and PPL Energy Supply identified other asbestos-related obligations, but were unable to reasonably estimate their fair values.  PPL and PPL Energy Supply management were unable to reasonably estimate a settlement date or range of settlement dates for the remediation of all of the asbestos-containing material at certain of the generation plants.  If economic events or other circumstances change that enable PPL and PPL Energy Supply to reasonably estimate the fair value of these retirement obligations, they will be recorded at that time.

Other conditional AROs that were recorded related to treated wood poles, gas-filled switchgear and fluid-filled cables.  These obligations, required by U.K. law, had an insignificant impact on the financial statements.

PPL and PPL Energy Supply also identified legal retirement obligations associated with the retirement of a reservoir and certain transmission assets that could not be reasonably estimated due to indeterminable settlement dates.

The most significant ARO recorded by PPL and PPL Energy Supply relates to the decommissioning of the Susquehanna nuclear plant.  In the third quarter of 2010, PPL Susquehanna completed a site-specific study to update the estimated cost to dismantle and decommission each Susquehanna nuclear unit immediately following final shutdown.  This estimate included decommissioning the radiological portions of the station and the cost of removal of non-radiological structures and materials.  Based on this study, which used a methodology consistent with the prior site-specific study done in 2002, the decommissioning ARO liability and the associated long-lived asset were reduced by $103 million.  The primary factor for this decline was the lower estimated inflation rate assumption used in the 2010 ARO calculation.

The accrued nuclear decommissioning obligation was $270 million and $348 million at December 31, 2010 and 2009, and is included in "Asset retirement obligations" on the Balance Sheets.  The fair value of investments that are legally restricted for the decommissioning of the Susquehanna nuclear plant was $618 million and $548 million at December 31, 2010 and 2009, and is included in "Nuclear plant decommissioning trust funds" on the Balance Sheets.  See Notes 18 and 23 for additional information on the nuclear decommissioning trust funds.

The changes in the carrying amounts of AROs were:

	PPL		PPL Energy Supply
	2010	2009	2010	2009

ARO at beginning of period	$426	$389	$426	$389
Accretion expense	32	31	31	31
Obligations assumed in acquisition of LKE	103
New obligations incurred	4	9	4	9
Changes in estimated cash flow or settlement date	(100)	16	(100)	16
Obligations settled	(17)	(19)	(16)	(19)
ARO at end of period	$448	$426	$345	$426

In addition to periodically updating the nuclear decommissioning ARO as described above, changes to other ARO costs and settlement dates, which affect the carrying value of various AROs, are reviewed periodically to ensure that any material changes are incorporated into the latest estimates of the obligation.  In 2010, PPL Energy Supply revised cost estimates at several plants, the most significant being the Susquehanna nuclear plant discussed above and the ash basins at Montour and Martins Creek.  In 2009, PPL Energy Supply revised cost estimates for several AROs and recognized additional asbestos liabilities at several plants, the most significant being the asbestos AROs at the Montour plant.  The effect of these new and revised liabilities was to increase the ARO liability and related plant balances by $7 million in 2010 and $25 million in 2009.  The 2010 and 2009 income statement impact of these changes was insignificant.

The classification of AROs on the Balance Sheets was as follows.

	PPL		PPL Energy Supply
	2010	2009	2010	2009

Current portion (a)	$13	$10	$13	$10
Long-term portion (b)	435	416	332	416
Total	$448	$426	$345	$426

(a)	Included in "Other current liabilities."
(b)	Included in "Asset retirement obligations."

(PPL and PPL Electric)

PPL Electric has identified legal retirement obligations for the retirement of certain transmission assets that could not be reasonably estimated due to indeterminable settlement dates.  These assets are located on rights-of-way that allow the grantor to require PPL Electric to relocate or remove the assets.  Since this option is at the discretion of the grantor of the right-of-way, PPL Electric is unable to determine when these events may occur.

22.  Variable Interest Entities

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

The lease financing, which includes $437 million of "Long-term Debt" and $18 million of "Noncontrolling Interests" at December 31, 2010 and December 31, 2009, is secured by, among other things, the generation facility, the carrying amount of which is disclosed on the Balance Sheets.  The debt matures at the end of the initial lease term.  As a result of the consolidation, PPL Energy Supply has recorded interest expense in lieu of rent expense.  For 2010, 2009 and 2008, additional depreciation on the generation facility of $16 million, $11 million and $11 million was recorded.

23.  Available-for-Sale Securities

(PPL and PPL Energy Supply)

PPL and its subsidiaries classify certain short-term investments, securities held by the NDT funds and auction rate securities as available-for-sale.  Available-for-sale securities are carried on the balance sheet at fair value.  Unrealized gains and losses on these securities are reported, net of tax, in OCI or are recognized currently in earnings when a decline in fair value is determined to be other-than-temporary.  The specific identification method is used to calculate realized gains and losses.

The following table shows the amortized cost of available-for-sale securities and the gross unrealized gains recorded in AOCI.  See Note 18 for information regarding the fair value of these securities.

	2010		2009
		Gross		Gross
	Amortized	Unrealized	Amortized	Unrealized
	Cost	Gains	Cost	Gains
PPL
Short-term investments - municipal debt securities	$163
NDT funds:
Cash and cash equivalents	10		$7
Equity securities:
U.S. large-cap	180	$123	170	$89
U.S. mid/small-cap	67	52	65	36
Debt securities:
U.S. Treasury	71	4	72	2
U.S. government sponsored agency	6	1	9
Municipality	69		63	2
Investment-grade corporate	31	2	28	1
Residential mortgage-backed securities			1
Other	1
Receivables/payables, net	1		3
Total NDT funds	436	182	418	130
Auction rate securities	25		25
Total	$624	$182	$443	$130

PPL Energy Supply
NDT funds:
Cash and cash equivalents	$10		$7
Equity securities:
U.S. large-cap	180	$123	170	$89
U.S. mid/small-cap	67	52	65	36
Debt securities:
U.S. Treasury	71	4	72	2
U.S. government sponsored agency	6	1	9
Municipality	69		63	2
Investment-grade corporate	31	2	28	1
Residential mortgage-backed securities			1
Other	1
Receivables/payables, net	1		3
Total NDT funds	436	182	418	130
Auction rate securities	20		20
Total	$456	$182	$438	$130

There were no securities with credit losses at December 31, 2010 and 2009.

The following table shows the scheduled maturity dates of debt securities held at December 31, 2010.

	Maturity	Maturity	Maturity	Maturity
	Less Than	1-5	5-10	in Excess
	1 Year	Years	Years	of 10 Years	Total
PPL
Amortized cost	$14	$61	$60	$231	$366
Fair value	14	63	63	233	373

PPL Energy Supply
Amortized cost	$14	$61	$60	$63	$198
Fair value	14	63	63	65	205

The following table shows proceeds from and realized gains and losses on sales of available-for-sale securities.

	2010	2009	2008
PPL
Proceeds from sales of NDT securities (a)	$114	$201	$197
Other proceeds from sales		154	126
Gross realized gains (b)	13	27	19
Gross realized losses (b)	(5)	(20)	(23)

PPL Energy Supply
Proceeds from sales of NDT securities (a)	$114	$201	$197
Other proceeds from sales		154	33
Gross realized gains (b)	13	27	19
Gross realized losses (b)	(5)	(20)	(23)

(a)
These proceeds, along with deposits of amounts collected from customers, are used to pay income taxes and fees related to managing the trust.  Remaining proceeds are reinvested in the trust.  Collections from customers ended in December 2009.

(b)	Excludes the impact of other-than-temporary impairment charges recognized in the Statements of Income.

Short-term Investments

(PPL)

As discussed in Note 7, at December 31, 2010, LG&E held $163 million aggregate principal amount of tax-exempt revenue bonds issued by Louisville/Jefferson County, Kentucky on behalf of LG&E that were purchased from the remarketing agent in 2008.  At December 31, 2010, these investments were reflected in "Short-term investments" on the Balance Sheet.  In January 2011, LG&E received $163 million for its investments in these bonds when they were remarketed to unaffiliated investors.  No realized or unrealized gains (losses) were recorded on these securities, as the difference between carrying value and fair value was insignificant.

(PPL and PPL Energy Supply)

In December 2008, the PEDFA issued $150 million aggregate principal amount of Exempt Facilities Revenue Bonds, Series 2008A and 2008B due 2038 (Series 2008 Bonds) on behalf of PPL Energy Supply.  PPL Investment Corp. acted as the initial purchaser of the Series 2008 Bonds upon issuance.  In April 2009, PPL Investment Corp. received $150 million for its investment in the Series 2008 bonds when they were refunded by the PEDFA.  See "Long-term Debt and Equity Securities" in Note 7 for more information on the refundings.  No realized or unrealized gains (losses) were recorded on these securities, as the difference between carrying value and fair value was insignificant.

(PPL and PPL Electric)

In October 2008, the PEDFA issued $90 million aggregate principal amount of Pollution Control Revenue Refunding Bonds, Series 2008 (PPL Electric Utilities Corporation Project) due 2023 (PPL Electric Series 2008 Bonds) on behalf of PPL Electric.  PPL Electric acted as the initial purchaser of the PPL Electric Series 2008 Bonds upon issuance.  PPL Electric remarketed the PPL Electric Series 2008 Bonds to unaffiliated investors in November 2008.  No realized or unrealized gains (losses) were recorded in 2008 related to these securities, as the difference between carrying value and fair value was insignificant.

NDT Funds

(PPL and PPL Energy Supply)

Beginning in January 1999 and ending in December 2009, in accordance with the PUC Final Order, approximately $130 million of decommissioning costs were recovered from PPL Electric's customers through the CTC over the 11-year life of the CTC rather than the remaining life of the Susquehanna nuclear plant.  The recovery included a return on unamortized decommissioning costs.  Under the power supply agreements between PPL Electric and PPL EnergyPlus, these revenues were passed on to PPL EnergyPlus.  Similarly, these revenues were passed on to PPL Susquehanna under a power supply agreement between PPL EnergyPlus and PPL Susquehanna.

Amounts collected from PPL Electric's customers for decommissioning, less applicable taxes, were deposited in external trust funds for investment and can only be used for future decommissioning costs.  To the extent that the actual costs for decommissioning exceed the amounts in the nuclear decommissioning trust funds, PPL Susquehanna would be obligated to fund 90% of the shortfall.

When the fair value of a security is less than amortized cost, PPL and PPL Energy Supply must make certain assertions to avoid recording an other-than-temporary impairment that requires a current period charge to earnings.  The NRC requires that nuclear decommissioning trusts be managed by independent investment managers, with discretion to buy and sell securities in the trusts.  As a result, PPL and PPL Energy Supply have been unable to demonstrate the ability to hold an impaired security until it recovers its value; therefore, unrealized losses on debt securities through March 31, 2009 and unrealized losses on equity securities for all periods presented, represented other-than-temporary impairments that required a current period charge to earnings.  PPL and PPL Energy Supply recorded impairments for certain securities invested in the NDT funds of $3 million, $18 million and $36 million for 2010, 2009 and 2008.  These impairments are reflected on the Statements of Income in "Other-Than-Temporary Impairments."

Effective April 1, 2009, when PPL and PPL Energy Supply intend to sell a debt security or more likely than not will be required to sell a debt security before recovery, then the other-than-temporary impairment recognized in earnings will equal the entire difference between the security's amortized cost basis and its fair value.  However, if there is no intent to sell a debt security and it is not more likely than not that they will be required to sell the security before recovery, but the security has suffered a credit loss, the other-than-temporary impairment will be separated into the credit loss component, which is recognized in earnings, and the remainder of the other-than-temporary impairment, which is recorded in OCI.  Temporary impairments of debt securities and unrealized gains on both debt and equity securities are recorded to OCI.  There were no credit losses on debt securities held in the NDT funds at December 31, 2010 or December 31, 2009.

24.  Subsequent Events

(PPL Energy Supply)

On January 31, 2011, PPL Energy Supply distributed its membership interest in PPL Global, representing 100% of the outstanding membership interests of PPL Global, to PPL Energy Supply's parent, PPL Energy Funding.  The distribution was made based on the book value of the assets and liabilities of PPL Global with financial effect as of January 1, 2011.  The purpose of the distribution is to better align PPL's organizational structure with the manner in which it manages these businesses and reports segment information in its consolidated financial statements.

The distribution, and related presentation as discontinued operations, will be reflected in PPL Energy Supply's March 31, 2011 Quarterly Report to the SEC on Form 10-Q.  Following the distribution, PPL Energy Supply retained its core business, the generation and marketing of power, primarily in the northeastern and northwestern power markets of the U.S.

The unaudited pro forma 2010 and 2009 operating revenues and income (loss) from continuing operations after income taxes attributable to PPL Energy Supply, excluding PPL Global, as if the distribution had occurred January 1, 2009, are as follows.

		Income (Loss)
		from Continuing
		Operations After
		Income Taxes
		Attributable to
	Operating Revenues	PPL Energy Supply

Pro forma for 2010 (unaudited)	$5,128	$595
Pro forma for 2009 (unaudited)	5,309	(17)

The pro forma financial information presented above was derived from the historical consolidated financial statements of PPL Energy Supply and PPL Global.  There were no significant pro forma adjustments.

The unaudited pro forma December 31, 2010 balance sheet amounts, excluding PPL Global, as if the distribution had occurred December 31, 2010, are as follows.

Current Assets	$3,736
Investments	655
PPE, net	6,133
Other Noncurrent Assets	1,442
Total Assets	$11,966

Current Liabilities	$3,489
Long-term Debt	2,776
Deferred Credits and Other Noncurrent Liabilities	2,480
Equity	3,221
Total Liabilities and Equity	$11,966

The pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have been achieved had the distribution been completed on the dates indicated, or the future consolidated results of operations or financial position of PPL Energy Supply.

SCHEDULE I - PPL CORPORATION
CONDENSED UNCONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31,
(Millions of Dollars)

	2010		2009		2008

Operating Revenues	$		$		$

Operating Expenses
Other operation and maintenance		4				5
Total Operating Expenses		4				5

Operating Loss		(4)				(5)

Other Income - net
Equity in earnings of subsidiaries		1,038		378		929
Other income (expense)		(60)		3
Total		978		381		929

Interest Expense - net		80		(39)		(7)

Income Before Income Taxes		894		420		931

Income Tax Expense (Benefit)		(44)		13		1

Net Income Attributable to PPL Corporation		$938		$407		$930

	The accompanying Notes to Condensed Unconsolidated Financial Statements are an integral part of the financial statements.

SCHEDULE I - PPL CORPORATION
CONDENSED UNCONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,
(Millions of Dollars)

	2010		2009		2008

Cash Flows from Operating Activities
Net cash provided by (used in) operating activities		$713		$995		$200

Cash Flows from Investing Activities
Capital contributions to equity investees		(2,709)		(642)		(120)
Proceeds from the sale of an equity investee						303
Acquisition of LKE		(6,842)
Net cash (used in) investing activities		(9,551)		(642)		183

Cash Flows from Financing Activities
Issuance of equity, net of issuance costs		2,441		60		19
Return of capital from equity investees		150		100		120
Net increase (decrease) in short-term debt with affiliates		6,826		5
Payment of common stock dividends		(566)		(517)		(491)
Repurchase of common stock						(38)
Other		(13)		(1)		7
Net cash provided by (used in) financing activities		8,838		(353)		(383)

Net Increase (Decrease) in Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Period
Cash and Cash Equivalents at End of Period	$		$		$

Supplemental Disclosures of Cash Flow Information:
Cash Dividends Received from Equity Investees		$507		$717		$493
Non-cash transactions:
Reduction in "Short-term debt with affiliates" and "Affiliated companies
at equity"		$2,784
Present value of contract adjustment payments		157

The accompanying Notes to Condensed Unconsolidated Financial Statements are an integral part of the financial statements.

SCHEDULE I - PPL CORPORATION
CONDENSED UNCONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
(Millions of Dollars)

	2010	2009
Assets

Current Assets
Accounts Receivable
Other	$6	$7
Affiliates	29	28
Prepayments	121	5
Deferred income taxes	11
Price risk management assets	15	11
Total Current Assets	182	51

Investments
Affiliated companies at equity	13,406	6,086

Other Noncurrent Assets	32	46
Total Assets	$13,620	$6,183

Liabilities and Equity

Current Liabilities
Short-term debt with affiliates	$4,062	$20
Accounts payable with affiliates	958	471
Dividends	170	132
Other current liabilities	85	8
Total Current Liabilities	5,275	631

Deferred Credits and Other Noncurrent Liabilities	135	56

Equity
PPL Corporation Shareowners' Common Equity
Common stock - $0.01 par value	5	4
Capital in excess of par value	4,602	2,280
Earnings reinvested	4,082	3,749
Accumulated other comprehensive loss	(479)	(537)
Total PPL Corporation Shareowners' Common Equity	8,210	5,496

Total Liabilities and Equity	$13,620	$6,183

	The accompanying Notes to Condensed Unconsolidated Financial Statements are an integral part of the financial statements.

Schedule I - PPL Corporation
Notes to Condensed Unconsolidated Financial Statements

1.	Basis of Presentation

PPL Corporation (PPL) is a holding company and conducts substantially all of its business operations through its subsidiaries.  These condensed financial statements and related footnotes have been prepared in accordance with Reg. §210.12-04 of Regulation S-X.  These statements should be read in conjunction with the consolidated financial statements and notes thereto of PPL.

PPL indirectly or directly owns all of the ownership interests of its significant subsidiaries.  PPL does not own the preferred securities of PPL Electric Utilities Corporation.  PPL relies on dividends or loans from its subsidiaries to fund PPL's dividends to its common shareholders and to meet its other cash requirements.

2.	Commitments and Contingencies

See Note 15 to PPL’s consolidated financial statements for commitments and contingencies of its subsidiaries.

Guarantees and Other Assurances

PPL has provided indemnification to the purchaser of PPL Gas Utilities and Penn Fuel Propane, LLC for damages arising out of any breach of the representations, warranties and covenants under the related transaction agreement and for damages arising out of certain other matters, including certain pre-closing unknown environmental liabilities relating to former manufactured gas plant properties or off-site disposal sites, if any, outside of Pennsylvania.  The estimated maximum potential amount of future payments that could be required to be made under the indemnifications at December 31, 2010 was $300 million.  The indemnification provisions for most representations and warranties, including tax and environmental matters, are capped at $45 million, in the aggregate, and are triggered (i) only if the individual claim exceeds $50,000, and (ii) only if, and only to the extent that, in the aggregate, total claims exceed $4.5 million.  The indemnification provisions for most representations and warranties expired on September 30, 2009 without any claims having been made.  Certain representations and warranties, including those having to do with transaction authorization and title, survive indefinitely, are capped at the purchase price and are not subject to the above threshold or deductible.  The indemnification provision for the tax matters representations survives for the duration of the applicable statute of limitations, and the indemnification provision for the environmental matters representations survives for a period of three years after the transaction closing.  The indemnification relating to unknown environmental liabilities for manufactured gas plants and disposal sites outside of Pennsylvania could survive more than three years, but only with respect to applicable property or sites identified by the purchaser prior to the third anniversary of the transaction closing.  The indemnification for covenants survives until the applicable covenant is performed and is not subject to any cap.

QUARTERLY FINANCIAL, COMMON STOCK PRICE AND DIVIDEND DATA (Unaudited)
PPL Corporation and Subsidiaries
(Millions of Dollars, except per share data)
	For the Quarters Ended (a)
	March 31	June 30	Sept. 30	Dec. 31
2010
Operating revenues as previously reported	$3,033	$1,503
Reclassification of discontinued operations (b)	(27)	(30)
Operating revenues	3,006	1,473	$2,179	$1,863
Operating income as previously reported	492	238
Reclassification of discontinued operations (b)	(16)	(12)
Operating income	476	226	522	642
Income from continuing operations after income taxes as
previously reported	255	92
Reclassification of discontinued operations (b)	(8)	(7)
Income from continuing operations after income taxes	247	85	306	338
Income (loss) from discontinued operations as previously reported
Reclassification of discontinued operations (b)	8	7
Income (loss) from discontinued operations	8	7	(53)	21
Net income	255	92	253	359
Net income attributable to PPL Corporation	250	85	248	355
Income from continuing operations after income taxes available to
PPL Corporation common shareowners: (c)
Basic EPS	0.66	0.22	0.62	0.69
Diluted EPS	0.66	0.22	0.62	0.69
Net income available to PPL Corporation common shareowners: (c)
Basic EPS	0.66	0.22	0.51	0.73
Diluted EPS	0.66	0.22	0.51	0.73
Dividends declared per share of common stock (d)	0.350	0.350	0.350	0.350
Price per common share:
High	$32.77	$28.80	$28.00	$28.14
Low	27.47	23.75	24.83	25.13

2009
Operating revenues as previously reported	$2,344	$1,671
Reclassification of discontinued operations (b)	(30)	(28)
Operating revenues	2,314	1,643	$1,782	$1,710
Operating income as previously reported	412	104
Reclassification of discontinued operations (b)	(21)	(18)
Operating income	391	86	171	248
Income from continuing operations after income taxes as
previously reported	243	29
Reclassification of discontinued operations (b)	(11)	(8)
Income from continuing operations after income taxes	232	21	51	129
Income (loss) from discontinued operations as previously reported	3	(32)
Reclassification of discontinued operations (b)	11	8
Income (loss) from discontinued operations	14	(24)	(25)	28
Net income (loss)	246	(3)	26	157
Net income (loss) attributable to PPL Corporation	241	(7)	20	153
Income from continuing operations after income taxes available to
PPL Corporation common shareowners: (c)
Basic EPS	0.63	0.07	0.12	0.37
Diluted EPS	0.63	0.07	0.12	0.37
Net income (loss) available to PPL Corporation common
shareowners: (c)
Basic EPS	0.64	(0.02)	0.05	0.40
Diluted EPS	0.64	(0.02)	0.05	0.40
Dividends declared per share of common stock (d)	0.345	0.345	0.345	0.345
Price per common share:
High	$33.54	$34.42	$34.21	$33.05
Low	24.25	27.40	28.27	28.82

(a)
Quarterly results can vary depending on, among other things, weather and the forward pricing of power.  In addition, earnings in 2010 and 2009 were affected by special items.  Accordingly, comparisons among quarters of a year may not be indicative of overall trends and changes in operations.  These special items include $24 million of tax expense recorded in the third quarter of 2009 for the correction to the previously computed tax bases of the Latin American businesses that were sold in 2007.  See Note 9 to the Financial Statements for additional information.

(b)
In 2010, certain PPL Energy Supply subsidiaries signed definitive agreements to sell their entire interests in certain non-core generation facilities.  In 2009, PPL Generation signed a definitive agreement to sell its Long Island generation business and PPL Maine sold the majority of its hydroelectric generation business.  See Note 9 to the Financial Statements for additional information on these transactions and other completed sales.

(c)	The sum of the quarterly amounts may not equal annual earnings per share due to changes in the number of common shares outstanding during the year or rounding.
(d)
PPL has paid quarterly cash dividends on its common stock in every year since 1946.  Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, cash flows, financial requirements and other factors.

QUARTERLY FINANCIAL DATA (Unaudited)
PPL Energy Supply, LLC and Subsidiaries
(Millions of Dollars)
	For the Quarters Ended (a)
	March 31	June 30	Sept. 30	Dec. 31
2010
Operating revenues as previously reported	$2,334	$1,043
Reclassification of discontinued operations (b)	(27)	(30)
Operating revenues	2,307	1,013	$1,680	$889
Operating income as previously reported	391	179
Reclassification of discontinued operations (b)	(16)	(12)
Operating income	375	167	435	477
Income from continuing operations after income taxes as
previously reported	200	86
Reclassification of discontinued operations (b)	(8)	(8)
Income from continuing operations after income taxes	192	78	320	291
Income (loss) from discontinued operations as previously reported
Reclassification of discontinued operations (b)	8	8
Income (loss) from discontinued operations	8	8	(54)	19
Net income	200	86	266	310
Net income attributable to PPL Energy Supply	200	86	265	310

2009
Operating revenues as previously reported	$1,949	$1,354
Reclassification of discontinued operations (b)	(30)	(28)
Operating revenues	1,919	1,326	$1,433	$1,347
Operating income as previously reported	295	34
Reclassification of discontinued operations (b)	(21)	(19)
Operating income	274	15	82	152
Income from continuing operations after income taxes as
previously reported	188	1
Reclassification of discontinued operations (b)	(11)	(8)
Income from continuing operations after income taxes	177	(7)	13	71
Income (loss) from discontinued operations as previously reported	3	(32)
Reclassification of discontinued operations (b)	11	8
Income (loss) from discontinued operations	14	(24)	(28)	31
Net income (loss)	191	(31)	(15)	102
Net income (loss) attributable to PPL Energy Supply	191	(31)	(16)	102

(a)
Quarterly results can vary depending on, among other things, weather and the forward pricing of power.  In addition, earnings in 2010 and 2009 were affected by special items.  Accordingly, comparisons among quarters of a year may not be indicative of overall trends and changes in operations.  These special items include $24 million of tax expense recorded in the third quarter of 2009 by for the correction to the previously computed tax bases of the Latin American businesses that were sold in 2007.  See Note 9 to the Financial Statements for additional information.

(b)
In 2010, certain PPL Energy Supply subsidiaries signed definitive agreements to sell their entire interests in certain non-core generation facilities.  In 2009, PPL Generation signed a definitive agreement to sell its Long Island generation business and PPL Maine sold the majority of its hydroelectric generation business.  See Note 9 to the Financial Statements for additional information on these transactions and other completed sales.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

PPL Corporation, PPL Energy Supply, LLC and PPL Electric Utilities Corporation

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

PPL Corporation, PPL Energy Supply, LLC and PPL Electric Utilities Corporation

The registrants' principal executive officers and principal financial officers, based on their evaluation of the registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of December 31, 2010, the registrants' disclosure controls and procedures are effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this annual report has been prepared.  The aforementioned principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, to allow for timely decisions regarding required disclosure.

PPL Corporation

PPL acquired LKE on November 1, 2010.  These companies are included in our 2010 financial statements as of the date of the acquisition and accounted for 5.0% of net income and 32.6% and 47.3% of consolidated total assets and net assets, respectively, of PPL Corporation for the year ended December 31, 2010.  Because of the size and complexity of these companies as well as the timing of the acquisition, the internal controls over financial reporting of LKE were excluded from a formal evaluation of effectiveness of PPL Corporation's disclosure controls and procedures.  PPL is evaluating changes to processes, information technology systems and other components of internal controls over financial reporting as part of its ongoing integration activities.

(b) Changes in internal control over financial reporting.

PPL Corporation

Except for the LKE acquisition discussed above, PPL's principal executive officer and principal financial officer have concluded that there were no other changes in the registrant's internal control over financial reporting during the registrant's fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

PPL Energy Supply, LLC and PPL Electric Utilities Corporation

PPL Energy Supply and PPL Electric's principal executive officers and principal financial officers have concluded that there were no changes in the registrants' internal control over financial reporting during the registrants' fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the registrants' internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

PPL Corporation

PPL's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  PPL's internal control over financial reporting is a process designed to provide reasonable assurance to PPL's management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in "Internal Control - Integrated Framework," our management concluded that our internal control over financial reporting was effective as of December 31, 2010.  The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report contained on page 111.

In accordance with SEC rules, management excluded LKE from its evaluation of internal controls over financial reporting due to the size and complexity of the acquired companies as well as the timing of the acquisition.  LKE accounted for 5.0% of net income and 32.6% and 47.3% of consolidated total assets and net assets, respectively, of PPL Corporation for the year ended December 31, 2010. As discussed above, PPL Corporation is evaluating changes to processes, information technology systems and other components of internal controls over financial reporting as part of its ongoing integration activities.

PPL Energy Supply, LLC and PPL Electric Utilities Corporation

Management of PPL's non-accelerated filer companies, PPL Energy Supply and PPL Electric, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  PPL's internal control over financial reporting is a process designed to provide reasonable assurance to PPL's management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Under the supervision and with the participation of our management, including our principal executive officers and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in "Internal Control - Integrated Framework," our management concluded that our internal control over financial reporting was effective as of December 31, 2010.  This annual report does not include an attestation report of Ernst & Young LLP, the companies' independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the companies' registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the companies to provide only management's report in this annual report.

ITEM 9B. OTHER INFORMATION

PPL Corporation, PPL Energy Supply, LLC and PPL Electric Utilities Corporation

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

PPL Corporation

Additional information for this item will be set forth in the sections entitled "Nominees for Directors," "Board Committees - Audit Committee" and "Section 16(a) Beneficial Ownership Reporting Compliance" in PPL's 2011 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2010, and which information is incorporated herein by reference.  There have been no changes to the procedures by which shareowners may recommend nominees to PPL's board of directors since the filing with the SEC of PPL's 2010 Notice of Annual Meeting and Proxy Statement.  Information required by this item concerning the executive officers of PPL is set forth at the end of Part I of this report.

PPL has adopted a code of ethics entitled "Standards of Conduct and Integrity" that applies to all directors, managers, trustees, officers (including the principal executive officers, principal financial officers and principal accounting officers (each, a "principal officer")), employees and agents of PPL and PPL's subsidiaries for which it has operating control (including PPL Energy Supply and PPL Electric).  The "Standards of Conduct and Integrity" are posted on PPL's Internet website: www.pplweb.com/about/corporate+governance.  A description of any amendment to the "Standards of Conduct and Integrity" (other than a technical, administrative or other non-substantive amendment) will be posted on PPL's Internet website within four business days following the date of the amendment.  In addition, if a waiver constituting a material departure from a provision of the "Standards of Conduct and Integrity" is granted to one of the principal officers, a description of the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver will be posted on PPL's Internet website within four business days following the date of the waiver.

PPL also has adopted its "Guidelines for Corporate Governance," which address, among other things, director qualification standards and director and board committee responsibilities.  These guidelines, and the charters of each of the committees of PPL's board of directors, are posted on PPL's Internet website: www.pplweb.com/about/corporate+governance.

PPL Energy Supply, LLC and PPL Electric Utilities Corporation

Item 10 is omitted as PPL Energy Supply and PPL Electric meet the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANTS

Officers of PPL, PPL Energy Supply and PPL Electric are elected annually by their Boards of Directors (or Board of Managers for PPL Energy Supply) to serve at the pleasure of the respective Boards.  There are no family relationships among any of the executive officers, nor is there any arrangement or understanding between any executive officer and any other person pursuant to which the officer was selected.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any executive officer during the past five years.

Listed below are the executive officers at December 31, 2010.

PPL Corporation

Name	Age	Positions Held During the Past Five Years	Dates

James H. Miller	62	Chairman, President and Chief Executive Officer	October 2006 - present
		President	June 2006 - September 2006
		President and Chief Operating Officer	August 2005 - June 2006

William H. Spence	53	Executive Vice President and Chief Operating Officer	June 2006 - present
		President-PPL Generation	June 2008 - present
		Senior Vice President-Pepco Holdings, Inc.	August 2002 - June 2006
		Senior Vice President-Conectiv Holdings	September 2000 - June 2006

Paul A. Farr	43	Executive Vice President and Chief Financial Officer	April 2007 - present
		Senior Vice President-Financial	January 2006 - March 2007
		Senior Vice President-Financial and Controller	August 2005 - January 2006

Robert J. Grey	60	Senior Vice President, General Counsel and Secretary	March 1996 - present

David G. DeCampli (a)	53	President-PPL Electric	April 2007 - present
		Senior Vice President-Transmission and Distribution Engineering and Operations-PPL Electric	December 2006 - April 2007
		Vice President-Asset Investment Strategy and Development-Exelon Energy Delivery-Exelon Corporation	April 2004 - December 2006

Robert D. Gabbard (a)	51	President-PPL EnergyPlus	June 2008 - present
		Senior Vice President-Trading-PPL EnergyPlus	June 2008 - June 2008
		Senior Vice President Merchant Trading Operations-Conectiv Energy	June 2005 - May 2008

Rick L. Klingensmith (a)	50	President-PPL Global	August 2004 - present

Victor A. Staffieri (a) (b)	55	Chairman, President and Chief Executive Officer-LKE	May 2001 - present

James E. Abel	59	Senior Vice President-Finance and Treasurer	August 2010 - present
		Vice President-Finance and Treasurer	June 1999 - August 2010

J. Matt Simmons, Jr. (a) (c)	45	Vice President-Risk Management and Chief Risk Officer	September 2009 - present
		Vice President and Controller	January 2006 - March 2010
		Vice President-Finance and Controller-Duke Energy Americas	October 2003 - January 2006

Vincent Sorgi (d)	39	Vice President and Controller	March 2010 - present
		Controller-Supply Accounting	June 2008 - March 2010
		Controller-PPL EnergyPlus	April 2007 - June 2008
		Financial Director-Supply-PPL Generation	April 2006 - April 2007
		Director of Business Operations-PSEG Fossil, LLC	March 2004 - March 2006

(a)	Designated an executive officer of PPL by virtue of their respective positions at a PPL subsidiary.
(b)	Victor A. Staffieri was designated an executive officer of PPL following the acquisition of LKE on November 1, 2010.
(c)	On March 28, 2010, J. Matt Simmons, Jr. resigned as Vice President and Controller.
(d)	On March 29, 2010, Vincent Sorgi was elected as Vice President and Controller.

ITEM 11. EXECUTIVE COMPENSATION

PPL Corporation

Information for this item will be set forth in the sections entitled "Compensation of Directors," "Compensation Committee Interlocks and Insider Participation" and "Executive Compensation" in PPL's 2011 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2010, and which information is incorporated herein by reference.

PPL Energy Supply, LLC and PPL Electric Utilities Corporation

Item 11 is omitted as PPL Energy Supply and PPL Electric meet the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

PPL Corporation

Information for this item will be set forth in the section entitled "Stock Ownership" in PPL's 2011 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2010, and which information is incorporated herein by reference.  In addition, provided below in tabular format is information as of December 31, 2010, with respect to compensation plans (including individual compensation arrangements) under which equity securities of PPL are authorized for issuance.

Equity Compensation Plan Information

	Number of securities to be				Number of securities
	issued upon exercise of		Weighted-average exercise		remaining available for future
	outstanding options, warrants		price of outstanding options,		issuance under equity
	and rights (3)		warrants and rights (3)		compensation plans (4)
Equity compensation					2,484,121	- ICP
plans approved by	3,394,915	- ICP	$ 32.67	- ICP	9,025,897	- ICPKE
security holders (1)	2,209,066	- ICPKE	$ 31.77	- ICPKE	14,518,081	- DDCP
	5,603,981	- Total	$ 32.31	- Combined	26,028,099	- Total

Equity compensation
plans not approved by
security holders (2)

(1)
Includes (a) the Amended and Restated Incentive Compensation Plan (ICP), under which stock options, restricted stock, restricted stock units, performance units, dividend equivalents and other stock-based awards may be awarded to executive officers of PPL; (b) the Amended and Restated Incentive Compensation Plan for Key Employees (ICPKE), under which stock options, restricted stock, restricted stock units, performance units, dividend equivalents and other stock-based awards may be awarded to non-executive key employees of PPL and its subsidiaries; and (c) the Directors Deferred Compensation Plan (DDCP), under which stock units may be awarded to directors of PPL.  See Note 12 to the financial statements for additional information.

(2)	All of PPL's current compensation plans under which equity securities of PPL are authorized for issuance have been approved by PPL's shareowners.

(3)
Relates to common stock issuable upon the exercise of stock options awarded under the ICP and ICPKE as of December 31, 2010.  In addition, as of December 31, 2010, the following other securities had been awarded and are outstanding under the ICP, ICPKE and DDCP:  45,400 shares of restricted stock, 511,190 restricted stock units and 173,774 performance units under the ICP; 24,600 shares of restricted stock, 1,081,932 restricted stock units and 112,266 performance units under the ICPKE; and 424,170 stock units under the DDCP.

(4)
Based upon the following aggregate award limitations under the ICP, ICPKE and DDCP: (a) under the ICP, 15,769,431 awards (i.e., 5% of the total PPL common stock outstanding as of April 23, 1999) granted after April 23, 1999; (b) under the ICPKE, 16,573,608 awards (i.e., 5% of the total PPL common stock outstanding as of January 1, 2003) granted after April 25, 2003, reduced by outstanding awards for which common stock was not yet issued as of such date of 2,373,812 resulting in a limit of 14,199,796; and (c) under the DDCP, 15,052,856 securities.  In addition, each of the ICP and ICPKE includes an annual award limitation of 2% of total PPL common stock outstanding as of January 1 of each year.

PPL Energy Supply, LLC and PPL Electric Utilities Corporation

Item 12 is omitted as PPL Energy Supply and PPL Electric meet the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

PPL Corporation

Information for this item will be set forth in the sections entitled "Transactions with Related Persons" and "Independence of Directors" in PPL's 2011 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2010, and is incorporated herein by reference.

PPL Energy Supply, LLC and PPL Electric Utilities Corporation

Item 13 is omitted as PPL Energy Supply and PPL Electric meet the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

PPL Corporation

Information for this item will be set forth in the section entitled "Fees to Independent Auditor for 2010 and 2009" in PPL's 2011 Notice of Annual Meeting and Proxy Statement, which will be filed with the SEC not later than 120 days after December 31, 2010, and which information is incorporated herein by reference.

PPL Energy Supply, LLC

The following table presents an allocation of fees billed, including expenses, by Ernst & Young LLP (EY) to PPL for the fiscal years ended December 31, 2010 and 2009, for professional services rendered for the audit of PPL Energy Supply's annual financial statements and for fees billed for other services rendered by EY.

	2010	2009
	(in thousands)

Audit fees (a)	$2,526	$2,769
Audit-related fees (b)	16	31
Tax fees (c)	375
All other fees (d)	118	8

(a)
Includes estimated fees for audit of annual financial statements and review of financial statements included in PPL Energy Supply's Quarterly Reports on Form 10-Q and for services in connection with statutory and regulatory filings or engagements, including comfort letters and consents for financings and filings made with the SEC.

(b)	Fees for performance of specific agreed-upon procedures and a review of eXtensible Business Reporting Language tags assigned to financial statement line items.

(c)
Includes fees for tax advice in connection with the funding of the Western Power Utilities Pension Scheme, review and consultation related to PPL's recognition of tax benefits resulting from favorable U.S. Court decisions, consultation and analysis related to non-income tax process improvements initiated by PPL and review, consultation and analysis related to investment tax credits and related capital expenditures on certain hydro-electric plant upgrades.

(d)	Fees related to access to an EY online accounting research tool and an International Financial Reporting Standards diagnostic readiness assessment.

Approval of Fees The Audit Committee of PPL has procedures for pre-approving audit and non-audit services to be provided by the independent auditor.  These procedures are designed to ensure the continued independence of the independent auditor.  More specifically, the use of the independent auditor to perform either audit or non-audit services is prohibited unless specifically approved in advance by the Audit Committee of PPL.  As a result of this approval process, the Audit Committee of PPL has established specific categories of services and authorization levels.  All services outside of the specified categories and all amounts exceeding the authorization levels are reviewed by the Chair of the Audit Committee of PPL, who serves as the Committee designee to review and approve audit and non-audit related services during the year.  A listing of the approved audit and non-audit services is reviewed with the full Audit Committee of PPL no later than its next meeting.

The Audit Committee of PPL approved 100% of the 2010 and 2009 services provided by EY.

PPL Electric Utilities Corporation

The following table presents an allocation of fees billed, including expenses, by EY to PPL for the fiscal years ended December 31, 2010 and 2009, for professional services rendered for the audit of PPL Electric's annual financial statements and for fees billed for other services rendered by EY.

	2010	2009
	(in thousands)

Audit fees (a)	$791	$865
Audit-related fees (b)	21	18
Tax fees (c)	58
All other fees (d)	42	3

(a)
Includes estimated fees for audit of annual financial statements and review of financial statements included in PPL Electric's Quarterly Reports on Form 10-Q and for services in connection with statutory and regulatory filings or engagements, including comfort letters and consents for financings and filings made with the SEC.

(b)	Fees for performance of specific agreed-upon procedures and a review of eXtensible Business Reporting Language tags assigned to financial statement line items.

(c)
Fees for consultation and analysis related to non-income tax process improvements initiated by PPL and review and consultation related to PPL's recognition of tax benefits resulting from favorable U.S. Court decisions.

(d)	Fees related to access to an EY online accounting research tool and an International Financial Reporting Standards diagnostic readiness assessment.

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

The Audit Committee of PPL approved 100% of the 2010 and 2009 services provided by EY.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

PPL Corporation, PPL Energy Supply, LLC and PPL Electric Utilities Corporation

(a) The following documents are filed as part of this report:

1.	Financial Statements - Refer to the "Table of Contents" for an index of the financial statements included in this report.

2.	Supplementary Data and Supplemental Financial Statement Schedule - included in response to Item 8.

Schedule I - PPL Corporation Condensed Unconsolidated Financial Statements.

All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

3.	Exhibits

See Exhibit Index immediately following the signature pages.

SHAREOWNER AND INVESTOR INFORMATION

Annual Meetings:  The 2011 annual meeting of shareowners of PPL will be held on Wednesday, May 18, 2011, at the Zoellner Arts Center, on the campus of Lehigh University in Bethlehem, Pennsylvania, in Lehigh County.

Proxy and Information Statement Material:  A proxy statement and notice of PPL's annual meeting is mailed to all shareowners of record as of February 28, 2011.

PPL Annual Report: The report is published and mailed in the beginning of April to all shareowners of record.  The latest annual report can be accessed at www.pplweb.com.  If you have more than one account, or if there is more than one investor in your household, you may call the PPL Shareowner Information Line to request that only one annual report be delivered to your address.  Please provide account numbers for all duplicate mailings.

Dividends:  Subject to the declaration of dividends on PPL common stock by the PPL Board of Directors or its Executive Committee and PPL Electric preference stock by the PPL Electric Board of Directors, dividends are paid on the first business day of April, July, October and January.  The 2011 record dates for dividends are expected to be March 10, June 10, September 9, and December 9.

Direct Deposit of Dividends: Shareowners may choose to have their dividend checks deposited directly into their checking or savings account.

PPL Shareowner Information Line (1-800-345-3085): Shareowners can get detailed corporate and financial information 24 hours a day using the PPL Shareowner Information Line.  They can hear timely recorded messages about earnings, dividends and other company news releases; request information by fax; and request printed materials in the mail.  Other PPL publications, such as the annual and quarterly reports to the Securities and Exchange Commission (Forms 10-K and 10-Q), will be mailed upon request, or write to:

Manager - PPL Investor Services
Two North Ninth Street (GENTW13)
Allentown, PA  18101

FAX:  610-774-5106
Via email:  invserv@pplweb.com

PPL's Website (www.pplweb.com):  Shareowners can access PPL Securities and Exchange Commission filings, corporate governance materials, news releases, stock quotes and historical performance.  Visitors to our website can provide their email address and indicate their desire to receive future earnings or news releases automatically.

Shareowner Inquiries:

PPL Shareowner Services
Wells Fargo Bank, N.A.
161 North Concord Exchange
South St. Paul, MN  55075-1139

Toll Free:  1-800-345-3085
Outside U.S.:  651-453-2129
FAX:  651-450-4085
www.wellsfargo.com/shareownerservices

Online Account Access:  Registered shareowners can access account information by visiting www.shareowneronline.com.

Dividend Reinvestment and Direct Stock Purchase Plan (Plan):  PPL offers its existing shareholders, employees and new investors the opportunity to acquire shares of PPL common stock through its Plan.  Shareowners may choose to have dividends on their PPL common stock fully or partially reinvested in PPL common stock or can receive full payment of cash dividends by check or EFT.  Participants in the Plan may choose to have their common stock certificates deposited into their Plan account.

Direct Registration System:  PPL participates in the Direct Registration System (DRS).  Shareowners may choose to have their common stock certificates deposited into the DRS.

Listed Securities:

New York Stock Exchange

PPL Corporation:
Common Stock (Code:  PPL)

Corporate Units (Code:  PPLPRU)

PPL Energy Supply, LLC:
7.0% Senior Unsecured Notes due 2046 (Code:  PLS)

PPL Capital Funding, Inc.:
2007 Series A Junior Subordinated Notes due 2067 (Code:  PPL/67)

6.85% Senior Notes due 2047 (Code:  PLV)

Fiscal Agents:

Stock Transfer Agent and Registrar; Dividend Reinvestment Plan Agent
Wells Fargo Bank, N.A.
Shareowner Services
161 North Concord Exchange
South St. Paul, MN  55075-1139

Toll Free:  1-800-345-3085
Outside U.S.:  651-453-2129

Dividend Disbursing Office
PPL Investor Services
Two North Ninth Street (GENTW13)
Allentown, PA  18101

FAX:  610-774-5106
Via email:  invserv@pplweb.com

Or call the PPL Shareowner Information Line
Toll Free:  1-800-345-3085

1945 Mortgage Bond Trustee, Transfer and Bond Interest Paying Agent
Deutsche Bank Trust Company Americas
648 Grassmere Park Road
Nashville, TN  37211

Toll Free:  1-800-735-7777
FAX:  615-835-2727

Indenture Trustee
The Bank of New York Mellon
101 Barclay Street
New York, NY 10286

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PPL Corporation
(Registrant)

By /s/ James H. Miller
James H. Miller -
Chairman, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

TITLE

By /s/ James H. Miller		Principal Executive Officer and Director
James H. Miller -
Chairman, President and
Chief Executive Officer

By /s/ Paul A. Farr		Principal Financial Officer
Paul A. Farr -
Executive Vice President and
Chief Financial Officer

By /s/ Vincent Sorgi		Principal Accounting Officer
Vincent Sorgi -
Vice President and Controller

Directors:

Frederick M. Bernthal	Stuart E. Graham
John W. Conway	Stuart Heydt
E. Allen Deaver	Craig A. Rogerson
Steven G. Elliott	Natica von Althann
Louise K. Goeser	Keith H. Williamson

By /s/ James H. Miller
James H. Miller, Attorney-in-fact	Date: February 25, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PPL Energy Supply, LLC
(Registrant)

By /s/ James H. Miller
James H. Miller -
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

TITLE

By /s/ James H. Miller	Principal Executive Officer and Manager
James H. Miller -
President

By /s/ Paul A. Farr	Principal Financial Officer and Manager
Paul A. Farr -
Executive Vice President

By /s/ Vincent Sorgi	Principal Accounting Officer
Vincent Sorgi -
Vice President and Controller

Managers:

/s/ Robert J. Grey
Robert J. Grey

/s/ William H. Spence
William H. Spence

/s/ James E. Abel
James E. Abel

Date: February 25, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PPL Electric Utilities Corporation
(Registrant)

By /s/ David G. DeCampli
David G. DeCampli -
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

TITLE

By /s/ David G. DeCampli	Principal Executive Officer and Director
David G. DeCampli -
President

By /s/ Vincent Sorgi	Principal Financial Officer and
Vincent Sorgi -	Principal Accounting Officer
Vice President and Controller

Directors:

/s/ James H. Miller	/s/ William H. Spence
James H. Miller	William H. Spence

/s/ Paul A. Farr	/s/ Dean A. Christiansen
Paul A. Farr	Dean A. Christiansen

/s/ Robert J. Grey
Robert J. Grey

Date: February 25, 2011

EXHIBIT INDEX

The following Exhibits indicated by an asterisk preceding the Exhibit number are filed herewith.  The balance of the Exhibits has heretofore been filed with the Commission and pursuant to Rule 12(b)-32 are incorporated herein by reference.  Exhibits indicated by a [_] are filed or listed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

3(a)	-	Amended and Restated Articles of Incorporation of PPL Corporation effective May 21, 2008 (Exhibit 3(i) to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 21, 2008)

3(b)	-
Amended and Restated Articles of Incorporation of PPL Electric Utilities Corporation (Exhibit 3(a) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended March 31, 2006)

3(c)	-	Certificate of Formation of PPL Energy Supply, LLC (Exhibit 3.1 to PPL Energy Supply, LLC Form S-4 (Registration Statement No. 333-74794))

3(d)	-	Amended and Restated Bylaws of PPL Corporation, effective May 19, 2010 (Exhibit 99.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 24, 2010)

3(e)	-	Bylaws of PPL Electric Utilities Corporation, as amended and restated effective March 30, 2006 (Exhibit 3.2 to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated March 30, 2006)

3(f)	-	Limited Liability Company Agreement of PPL Energy Supply, LLC, dated March 20, 2001 (Exhibit 3.2 to PPL Energy Supply, LLC Form S-4 (Registration Statement No. 333-74794))

4(a)	-
Pollution Control Facilities Loan Agreement, dated as of May 1, 1973, between PPL Electric Utilities Corporation and the Lehigh County Industrial Development Authority (Exhibit 5(z) to Registration Statement No. 2-60834)

4(b)-1	-	Amended and Restated Employee Stock Ownership Plan, dated January 12, 2007 (Exhibit 4(a) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

4(b)-2	-
Amendment No. 1 to said Amended and Restated Employee Stock Ownership Plan, dated July 2, 2007 (Exhibit 4(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September 30, 2007)

4(b)-3	-
Amendment No. 2 to said Amended and Restated Employee Stock Ownership Plan, dated December 13, 2007 (Exhibit 4(a)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2007)

4(b)-4	-
Amendment No. 3 to said Amended and Restated Employee Stock Ownership Plan, dated August 19, 2009 (Exhibit 4(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for quarter ended September 30, 2009)

4(b)-5	-
Amendment No. 4 to said Amended and Restated Employee Stock Ownership Plan, dated December 2, 2009 (Exhibit 4(a) -5 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2009)

*4(b)-6	-	Amendment No. 5 to said Amended and Restated Employee Stock Ownership Plan, dated November 17, 2010

4(c)	-
Trust Deed constituting £150 million 9 ¼ percent Bonds due 2020, dated November 9, 1995, between South Wales Electric plc and Bankers Trustee Company Limited (Exhibit 4(k) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2004)

4(d)-1	-
Indenture, dated as of November 1, 1997, among PPL Corporation, PPL Capital Funding, Inc. and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee (Exhibit 4.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated November 12, 1997)

4(d)-2	-	Supplement, dated as of May 18, 2004, to said Indenture (Exhibit 4.7 to Registration Statement Nos. 333-116478, 333-116478-01 and 333-116478-02)

4(d)-3	-	Supplement, dated as of July 1, 2007, to said Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated July 16, 2007)

4(e)	-
Indenture, dated as of March 16, 2001, among WPD Holdings UK, Bankers Trust Company, as Trustee, Principal Paying Agent, and Transfer Agent and Deutsche Bank Luxembourg, S.A., as Paying and Transfer Agent (Exhibit 4(g) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2009)

4(f)-1	-
Indenture, dated as of August 1, 2001, by PPL Electric Utilities Corporation and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee (Exhibit 4.1 to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 21, 2001)

4(f)-2	-	Supplement, dated as of February 1, 2005, to said Indenture (Exhibit 4(g)-5 to PPL Electric Utilities Corporation Form 10-K Report (File No. 1-905) for the year ended December 31, 2004)

4(f)-3	-	Supplement, dated as of May 1, 2005, to said Indenture (Exhibit 4(b) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended June 30, 2005)

4(f)-4	-	Supplement, dated as of December 1, 2005, to said Indenture (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated December 22, 2005)

4(f)-5	-	Supplement, dated as of August 1, 2007, to said Indenture (Exhibit 4(b) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 14, 2007)

4(f)-6	-	Supplement, dated as of October 1, 2008, to said Indenture (Exhibit 4(b) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated October 20, 2008)

4(f)-7	-	Supplement, dated as of October 1, 2008, to said Indenture (Exhibit 4(c) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated October 31, 2008)

4(f)-8	-	Supplement, dated as of May 1, 2009, to said Indenture (Exhibit 4(b) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated May 22, 2009)

4(g)-1	-
Indenture, dated as of October 1, 2001, by PPL Energy Supply, LLC and JPMorgan Chase Bank (formerly The Chase Manhattan Bank), as Trustee (Exhibit 4.1 to PPL Energy Supply, LLC Form S-4 (Registration Statement No. 333-74794))

4(g)-2	-	Supplement, dated as of October 1, 2001, to said Indenture (Exhibit 4.2 to PPL Energy Supply, LLC Form S-4 (Registration Statement No. 333-74794))

4(g)- 3	-	Supplement, dated as of August 15, 2004, to said Indenture (Exhibit 4(h)-4 to PPL Energy Supply, LLC Form 10-K Report (File No. 333-74794) for the year ended December 31, 2004)

4(g)-4	-	Supplement, dated as of October 15, 2005, to said Indenture (Exhibit 4(a) to PPL Energy Supply, LLC Form 8-K Report (File No. 333-74794) dated October 28, 2005)

4(g)-5	-
Form of Note for PPL Energy Supply, LLC's $300 million aggregate principal amount of 5.70% REset Put Securities due 2035 (REPSSM) (Exhibit 4(b) to PPL Energy Supply, LLC Form 8-K Report (File No. 333-74794) dated October 28, 2005)

4(g)-6	-	Supplement, dated as of May 1, 2006, to said Indenture (Exhibit 4(a) to PPL Energy Supply, LLC Form 10-Q Report (File No. 333-74794) for the quarter ended June 30, 2006)

4(g)-7	-	Supplement, dated as of July 1, 2006, to said Indenture (Exhibit 4(b) to PPL Energy Supply, LLC Form 10-Q Report (File No. 333-74794) for the quarter ended June 30, 2006)

4(g)-8	-	Supplement, dated as of July 1, 2006, to said Indenture (Exhibit 4(c) to PPL Energy Supply, LLC Form 10-Q Report (File No. 333-74794) for the quarter ended June 30, 2006)

4(g)-9	-	Supplement, dated as of December 1, 2006, to said Indenture (Exhibit 4(f)-10 to PPL Energy Supply, LLC Form 10-K Report (File No. 333-74794) for the year ended December 31, 2006)

4(g)-10	-	Supplement, dated as of December 1, 2007, to said Indenture (Exhibit 4(b) to PPL Energy Supply, LLC Form 8-K Report (File No. 333-74794) dated December 18, 2007)

4(g)-11	-	Supplement, dated as of March 1, 2008, to said Indenture (Exhibit 4(b) to PPL Energy Supply, LLC Form 8-K Report (File No. 333-74794) dated March 14, 2008)

4(g)-12	-	Supplement, dated as of July 1, 2008, to said Indenture (Exhibit 4(b) to PPL Energy Supply, LLC Form 8-K Report (File No. 1-32944) dated July 21, 2008)

4(h)-1	-
Trust Deed constituting £200 million 5.875 percent Bonds due 2027, dated March 25, 2003, between Western Power Distribution (South West) plc and J.P. Morgan Corporate Trustee Services Limited (Exhibit 4(o)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2004)

4(h)-2	-
Supplement, dated May 27, 2003, to said Trust Deed, constituting £50 million 5.875 percent Bonds due 2027 (Exhibit 4(o)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2004)

4(i)-1	-
Pollution Control Facilities Loan Agreement, dated as of February 1, 2005, between PPL Electric Utilities Corporation and the Lehigh County Industrial Development Authority (Exhibit 10(ff) to PPL Electric Utilities Corporation Form 10-K Report (File No. 1-905) for the year ended December 31, 2004)

4(i)-2	-
Pollution Control Facilities Loan Agreement, dated as of May 1, 2005, between PPL Electric Utilities Corporation and the Lehigh County Industrial Development Authority (Exhibit 10(a) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended June 30, 2005)

4(i)-3	-
Pollution Control Facilities Loan Agreement, dated as of October 1, 2008, between Pennsylvania Economic Development Financing Authority and PPL Electric Utilities Corporation (Exhibit 4(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated October 31, 2008)

4(j)	-
Trust Deed constituting £105 million 1.541 percent Index-Linked Notes due 2053, dated December 1, 2006, between Western Power Distribution (South West) plc and HSBC Trustee (CI) Limited (Exhibit 4(i) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

4(k)	-
Trust Deed constituting £120 million 1.541 percent Index-Linked Notes due 2056, dated December 1, 2006, between Western Power Distribution (South West) plc and HSBC Trustee (CI) Limited (Exhibit 4(j) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

4(l)	-
Trust Deed constituting £225 million 4.80436 percent Notes due 2037, dated December 21, 2006, between Western Power Distribution (South Wales) plc and HSBC Trustee (CI) Limited (Exhibit 4(k) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

4(m)-1	-
Subordinated Indenture, dated as of March 1, 2007, between PPL Capital Funding, Inc., PPL Corporation and The Bank of New York, as Trustee (Exhibit 4(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 20, 2007)

4(m)-2	-	Supplement, dated as of March 1, 2007, to said Subordinated Indenture (Exhibit 4(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 20, 2007)

4(m)-3	-	Supplement, dated as of June 28, 2010, to said Subordinated Indenture (Exhibit 4.3 to PPL Corporation Form 8-K Report (File No. 1-11459) dated June 28, 2010)

4(n)-1	-
Series 2009A Exempt Facilities Loan Agreement, dated as of April 1, 2009, between PPL Energy Supply, LLC and Pennsylvania Economic Development Financing Authority (Exhibit 4(a) to PPL Energy Supply, LLC Form 8-K Report (File No. 1-32944) dated April 9, 2009)

4(n)-2	-
Series 2009B Exempt Facilities Loan Agreement, dated as of April 1, 2009, between PPL Energy Supply, LLC and Pennsylvania Economic Development Financing Authority (Exhibit 4(b) to PPL Energy Supply, LLC Form 8-K Report (File No. 1-32944) dated April 9, 2009)

4(n)-3	-
Series 2009C Exempt Facilities Loan Agreement, dated as of April 1, 2009, between PPL Energy Supply, LLC and Pennsylvania Economic Development Financing Authority (Exhibit 4(c) to PPL Energy Supply, LLC Form 8-K Report (File No. 1-32944) dated April 9, 2009)

4(o)	-
Trust Deed constituting £200 million 5.75 percent Notes due 2040, dated March 23, 2010, between Western Power Distribution (South Wales) plc and HSBC Corporate Trustee Company (UK) Limited (Exhibit 4(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2010)

4(p)	-
Trust Deed constituting £200 million 5.75 percent Notes due 2040, dated March 23, 2010, between Western Power Distribution (South West) plc and  HSBC Corporate Trustee Company (UK) Limited (Exhibit 4(b) to PPL Corporation Form 10-Q Report  (File No. 1-11459) for the quarter ended March 31, 2010)

*4(q)-1	-	Indenture, dated as of October 1, 2010, between Kentucky Utilities Company and The Bank of New York Mellon, as Trustee

*4(q)-2	-	Supplemental Indenture No. 1, dated as of October 15, 2010, to said Indenture

*4(q)-3	-	Supplemental Indenture No. 2, dated as of November 1, 2010, to said Indenture

*4(r)-1	-	Indenture, dated as of October 1, 2010, between Louisville Gas and Electric Company and The Bank of New York Mellon, as Trustee

*4(r)-2	-	Supplemental Indenture No. 1, dated as of October 15, 2010, to said Indenture

*4(r)-3	-	Supplemental Indenture No. 2, dated as of November 1, 2010, to said Indenture

*4(s)-1	-	Indenture, dated as of November 1, 2010, between LG&E and KU Energy LLC and The Bank of New York Mellon, as Trustee

*4(s)-2	-	Supplemental Indenture No. 1, dated as of November 1, 2010, to said Indenture

*4(t)	-	Registration Rights Agreement, dated November 12, 2010, between LG&E and KU Energy LLC and the Initial Purchasers

*4(u)	-	Registration Rights Agreement, dated November 16, 2010, between Louisville Gas and Electric Company and the Initial Purchasers

*4(v)	-	Registration Rights Agreement, dated November 16, 2010, between Kentucky Utilities Company and the Initial Purchasers

*4(w)-1	-	2002 Series A Carroll County Loan Agreement, dated February 1, 2002, by and between Kentucky Utilities Company, and County of Carroll, Kentucky

*4(w)-2	-	Amendment No. 1 dated as of September 1, 2010 to said Loan Agreement by and between Kentucky Utilities Company, and County of Carroll, Kentucky

*4(x)-1	-	2002 Series B Carroll County Loan Agreement, dated February 1, 2002, by and between Kentucky Utilities Company, and County of Carroll, Kentucky

*4(x)-2	-	Amendment No. 1 dated as of September 1, 2010, to said Loan Agreement by and between Kentucky Utilities Company, and County of Carroll, Kentucky

*4(y)-1	-	2002 Series C Carroll County Loan Agreement, dated July 1, 2002, by and between Kentucky Utilities Company, and County of Carroll, Kentucky

*4(y)-2	-	Amendment No. 1 dated as of September 1, 2010, to said Loan Agreement by and between Kentucky Utilities Company, and County of Carroll, Kentucky

*4(z)-1	-	2004 Series A Carroll County Loan Agreement, dated October 1, 2004 and amended and restated as of September 1, 2008, by and between Kentucky Utilities Company, and County of Carroll, Kentucky

*4(z)-2	-	Amendment No. 1 dated as of September 1, 2010, to said Loan Agreement by and between Kentucky Utilities Company, and County of Carroll, Kentucky

*4(aa)-1	-	2006 Series B Carroll County Loan Agreement, dated October 1, 2006 and amended and restated September 1, 2008, by and between Kentucky Utilities Company, and County of Carroll, Kentucky

*4(aa)-2	-	Amendment No. 1 dated as of September 1, 2010, to said Loan Agreement by and between Kentucky Utilities Company, and County of Carroll, Kentucky

*4(bb)-1	-	2007 Series A Carroll County Loan Agreement, dated March 1, 2007, by and between Kentucky Utilities Company and County of Carroll, Kentucky

*4(bb)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Kentucky Utilities Company, and County of Carroll, Kentucky

*4(cc)-1	-	2008 Series A Carroll County Loan Agreement, dated August 1, 2008 by and between Kentucky Utilities Company, and County of Carroll, Kentucky

*4(cc)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Kentucky Utilities Company, and County of Carroll, Kentucky

*4(dd)-1	-	2000 Series A Mercer County Loan Agreement, dated May 1, 2000 and amended and restated as of September 1, 2008, by and between Kentucky Utilities Company, and County of Mercer, Kentucky

*4(dd)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Kentucky Utilities Company, and County of Mercer, Kentucky

*4(ee)-1	-	2002 Series A Mercer County Loan Agreement, dated February 1, 2002, by and between Kentucky Utilities Company, and County of Mercer, Kentucky

*4(ee)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Kentucky Utilities Company, and County of Mercer, Kentucky

*4(ff)-1	-	2002 Series A Muhlenberg County Loan Agreement, dated February 1, 2002, by and between Kentucky Utilities Company, and County of Muhlenberg, Kentucky

*4(ff)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Kentucky Utilities Company, and County of Muhlenberg, Kentucky

*4(gg)-1	-	2007 Series A Trimble County Loan Agreement, dated March 1, 2007, by and between Kentucky Utilities Company, and County of Trimble, Kentucky

*4(gg)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Kentucky Utilities Company, and County of Trimble, Kentucky

*4(hh)-1	-
2000 Series A Louisville/Jefferson County Metro Government Loan Agreement, dated May 1, 2000 and amended and restated as of September 1, 2008, by and between Louisville Gas and Electric Company, and Louisville/Jefferson County Metro Government, Kentucky

*4(hh)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Louisville Gas and Electric Company, and Louisville/Jefferson County Metro Government, Kentucky

*4(ii)-1	-	2001 Series A Jefferson County Loan Agreement, dated July 1, 2001, by and between Louisville Gas and Electric Company, and Jefferson County, Kentucky

*4(ii)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Louisville Gas and Electric Company, and Jefferson County, Kentucky

*4(jj)-1	-	2001 Series A Jefferson County Loan Agreement, dated November 1, 2001, by and between Louisville Gas and Electric Company, and Jefferson County, Kentucky

*4(jj)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Louisville Gas and Electric Company, and Jefferson County, Kentucky

*4(kk)-1	-	2001 Series B Jefferson County Loan Agreement, dated November 1, 2001, by and between Louisville Gas and Electric Company, and Jefferson County, Kentucky

*4(kk)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Louisville Gas and Electric Company, and Jefferson County, Kentucky

*4(ll)-1	-
2003 Series A Louisville/Jefferson County Metro Government Loan Agreement, dated October 1, 2003, by and between Louisville Gas and Electric Company and Louisville/Jefferson County Metro Government, Kentucky

*4(ll)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Louisville Gas and Electric Company, and Louisville/Jefferson County Metro Government, Kentucky

*4(mm)-1	-
2005 Series A Louisville/Jefferson County Metro Government Loan Agreement, dated February 1, 2005 and amended and restated as of September 1, 2008, by and between Louisville Gas and Electric Company, and Louisville/Jefferson County Metro Government, Kentucky

*4(mm)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Louisville Gas and Electric Company, and Louisville/Jefferson County Metro Government, Kentucky

*4(nn)-1	-
2007 Series A Louisville/Jefferson County Metro Government Loan Agreement, dated as of March 1, 2007 and amended and restated as of September 1, 2008, by and between Louisville Gas and Electric Company, and Louisville/Jefferson County Metro Government, Kentucky

*4(nn)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Louisville Gas and Electric Company, and Louisville/Jefferson County Metro Government, Kentucky

*4(oo)	-
2007 Series B Louisville/Jefferson County Metro Government Amended and Restated Loan Agreement, dated November 1, 2010, by and between Louisville Gas and Electric Company and Louisville/Jefferson County Metro Government, Kentucky

*4(pp)-1	-	2000 Series A Trimble County Loan Agreement, dated August 1, 2000, by and between Louisville Gas and Electric Company, and County of Trimble, Kentucky

*4(pp)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Louisville Gas and Electric Company, and County of Trimble, Kentucky

*4(qq)-1	-	2001 Series A Trimble County Loan Agreement, dated November 1, 2001, by and between Louisville Gas and Electric Company, and County of Trimble, Kentucky

*4(qq)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Louisville Gas and Electric Company, and the County of Trimble, Kentucky

*4(rr)-1	-	2001 Series B Trimble County Loan Agreement, dated November 1, 2001, by and between Louisville Gas and Electric Company, and County of Trimble, Kentucky

*4(rr)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Louisville Gas and Electric Company, and County of Trimble, Kentucky

*4(ss)-1	-	2002 Series A Trimble County Loan Agreement, dated July 1, 2002, by and between Louisville Gas and Electric Company, and County of Trimble, Kentucky

*4(ss)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Louisville Gas and Electric Company, and County of Trimble, Kentucky

*4(tt)-1	-	2007 Series A Trimble County Loan Agreement, dated March 1, 2007, by and between Louisville Gas and Electric Company, and County of Trimble, Kentucky

*4(tt)-2	-	Amendment No. 1 dated September 1, 2010, to said Loan Agreement by and between Louisville Gas and Electric Company, and County of Trimble, Kentucky

10(a)	-
Generation Supply Agreement, dated as of June 20, 2001, between PPL Electric Utilities Corporation and PPL EnergyPlus, LLC (Exhibit 10.5 to PPL Energy Supply, LLC Form S-4 (Registration Statement No. 333-74794))

10(b)-1	-
Master Power Purchase and Sale Agreement, dated as of October 15, 2001, between NorthWestern Energy Division (successor in interest to The Montana Power Company) and PPL Montana, LLC (Exhibit 10(g) to PPL Montana, LLC Form 10-K Report (File No. 333-50350) for the year ended December 31, 2001)

10(b)-2	-
Confirmation Letter dated July 5, 2006, between PPL Montana, LLC and NorthWestern Corporation (PPL Corporation and PPL Energy Supply, LLC Form 8-K Reports (File Nos. 1-11459 and 333-74794) dated July 6, 2006)

10(c)	-
Guaranty, dated as of December 21, 2001, from PPL Energy Supply, LLC in favor of LMB Funding, Limited Partnership (Exhibit 10(j) to PPL Energy Supply, LLC Form 10-K Report (File No. 333-74794) for the year ended December 31, 2001)

10(d)-1	-
Agreement for Lease, dated as of December 21, 2001, between LMB Funding, Limited Partnership and Lower Mt. Bethel Energy, LLC (Exhibit 10(m) to PPL Energy Supply, LLC Form 10-K Report (File No. 333-74794) for the year ended December 31, 2003)

10(d)-2	-
Amendment No. 1 to Agreement for Lease, dated as of September 16, 2002, between LMB Funding, Limited Partnership and Lower Mt. Bethel Energy, LLC (Exhibit 10(m)-1 to PPL Energy Supply, LLC Form 10-K Report (File No. 333-74794) for the year ended December 31, 2003)

10(e)-1	-
Lease Agreement, dated as of December 21, 2001, between LMB Funding, Limited Partnership and Lower Mt. Bethel Energy, LLC (Exhibit 10(n) to PPL Energy Supply, LLC Form 10-K Report (File No. 333-74794) for the year ended December 31, 2003)

10(e)-2	-
Amendment No. 1 to Lease Agreement, dated as of September 16, 2002, between LMB Funding, Limited Partnership and Lower Mt. Bethel Energy, LLC (Exhibit 10(n)-1 to PPL Energy Supply, LLC Form 10-K Report (File No. 333-74794) for the year ended December 31, 2003)

10(f)	-	Facility Lease Agreement (BA 1/2) between PPL Montana, LLC and Montana OL3, LLC (Exhibit 4.7a to PPL Montana, LLC Form S-4 (Registration Statement No. 333-50350))

10(g)	-	Facility Lease Agreement (BA 3) between PPL Montana, LLC and Montana OL4, LLC (Exhibit 4.8a to PPL Montana, LLC Form S-4 (Registration Statement No. 333-50350))

10(h)	-
Services Agreement, dated as of July 1, 2000, among PPL Corporation, PPL Energy Funding Corporation and its direct and indirect subsidiaries in various tiers, PPL Capital Funding, Inc., PPL Gas Utilities Corporation, PPL Services Corporation and CEP Commerce, LLC (Exhibit 10.20 to PPL Energy Supply, LLC Form S-4 (Registration Statement No. 333-74794))

10(i)-1	-
Asset Purchase Agreement, dated as of June 1, 2004, by and between PPL Sundance Energy, LLC, as Seller, and Arizona Public Service Company, as Purchaser (Exhibit 10(a) to PPL Corporation and PPL Energy Supply, LLC Form 10-Q Reports (File Nos. 1-11459 and 333-74794) for the quarter ended June 30, 2004)

10(i)-2	-
Amendment No. 1, dated December 14, 2004, to said Asset Purchase Agreement (Exhibit 99.1 to PPL Corporation and PPL Energy Supply, LLC Form 8-K Reports (File Nos. 1-11459 and 333-74794) dated December 15, 2004)

10(j)-1	-
Receivables Sale Agreement, dated as of August 1, 2004, between PPL Electric Utilities Corporation, as Originator, and PPL Receivables Corporation, as Buyer (Exhibit 10(d) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended June 30, 2004)

10(j)-2	-
Amendment No. 1 to Receivables Sale Agreement, dated as of August 5, 2008, between PPL Electric Utilities Corporation, as Originator, and PPL Receivables Corporation, as Buyer (Exhibit 10(b) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 6, 2008)

10(j)-3	-
Credit and Security Agreement, dated as of August 5, 2008, among PPL Receivables Corporation, PPL Electric Utilities Corporation, Victory Receivables Corporation, the Liquidity Banks from time to time party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch (Exhibit 10(a) to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated August 6, 2008)

10(j)-4	-
Amendment No. 1 to said Credit and Security Agreement, dated as of July 28, 2009, among PPL Receivables Corporation, as Borrower, PPL Electric Utilities Corporation, as Servicer, Victory Receivables Corporation, as a Lender, and The Bank of Tokyo-Mitsubishi UFJ, Ltd, New York Branch, as Liquidity Bank and as Agent (Exhibit 10(a) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended September 30, 2009)

10(j)-5	-
Amendment No. 2 to said Credit and Security Agreement, dated as of July 27, 2010, among PPL Receivables Corporation, as Borrower, PPL Electric Utilities Corporation, as Servicer, Victory Receivables Corporation, as a Lender and The Bank of Tokyo – Mitsubishi UFJ, Ltd., New York Branch, as Liquidity Bank and as Agent (Exhibit 10(g) to PPL Electric Utilities Corporation Form 10-Q Report (File No. 1-905) for the quarter ended June 30, 2010)

*10(j)-6	-
Amendment No. 3 to said Credit and Security Agreement, dated as of December 23, 2010, among PPL Receivables Corporation, as Borrower, PPL Electric Utilities Corporation, as Servicer, Victory Receivables Corporation, as a Lender and The Bank of Tokyo - Mitsubishi UFJ, Ltd., New York Branch, as Liquidity Bank and as Agent

10(k)	-
$300 Million Demand Loan Agreement, dated as of August 20, 2004, among CEP Lending, Inc. and PPL Energy Funding Corporation (Exhibit 10(dd) to PPL Electric Utilities Corporation Form 10-K Report (File No. 1-905) for the year ended December 31, 2004)

10(l)-1	-
Reimbursement Agreement, dated as of March 31, 2005, among PPL Energy Supply, LLC, The Bank of Nova Scotia, as Issuer and Administrative Agent, and the Lenders party thereto from time to time (Exhibit 10(a) to PPL Energy Supply, LLC Form 10-Q Report (File No. 333-74794) for the quarter ended March 31, 2005)

10(l)-2	-	First Amendment to said Reimbursement Agreement, dated as of June 16, 2005 (Exhibit 10(b) to PPL Energy Supply, LLC Form 10-Q Report (File No. 333-74794) for the quarter ended June 30, 2005)

10(l)-3	-	Second Amendment to said Reimbursement Agreement, dated as of September 1, 2005 (Exhibit 10(a) to PPL Energy Supply, LLC Form 10-Q Report (File No. 333-74794) for the quarter ended September 30, 2005)

10(l)-4	-	Third Amendment to said Reimbursement Agreement, dated as of March 30, 2006 (Exhibit 10(a) to PPL Energy Supply, LLC Form 8-K Report (File No. 333-74794) dated April 5, 2006)

10(l)-5	-	Fourth Amendment to said Reimbursement Agreement, dated as of April 12, 2006 (Exhibit 10(b) to PPL Energy Supply, LLC Form 10-Q Report (File No. 333-74794) for the quarter ended September 30, 2006)

10(l)-6	-	Fifth Amendment to said Reimbursement Agreement, dated as of November 1, 2006 (Exhibit 10(q)-6 to PPL Energy Supply, LLC Form 10-K Report (File No. 333-74794) for the year ended December 31, 2006)

10(l)-7	-	Sixth Amendment to said Reimbursement Agreement, dated as of March 29, 2007 (Exhibit 10(q)-7 to PPL Energy Supply, LLC Form 10-K Report (File No. 333-74794) for the year ended December 31, 2007)

10(l)-8	-	Seventh Amendment to said Reimbursement Agreement, dated as of March 1, 2008 (Exhibit 10(a) to PPL Energy Supply, LLC Form 10-Q Report (File No. 333-74794) for the quarter ended March 31, 2008)

10(l)-9	-	Eighth Amendment to said Reimbursement Agreement, dated as of March 30, 2009 (Exhibit 10(a) to PPL Energy Supply, LLC Form 10-Q Report (File No. 1-32944) for the quarter ended March 31, 2009)

10(l)-10	-	Ninth Amendment to said Reimbursement Agreement, dated as of March 31, 2010 (Exhibit 99.1 to PPL Energy Supply, LLC Form 8-K Report (File No. 1-32944) dated April 6, 2010)

10(m)-1	-
$300 Million Five-Year Letter of Credit and Revolving Credit Agreement, dated as of December 15, 2005, among PPL Energy Supply, LLC and the banks named therein (Exhibit 10(b) to PPL Energy Supply, LLC Form 8-K Report (File No. 333-74794) dated December 21, 2005)

10(m)-2	-
First Amendment to said Letter of Credit and Revolving Credit Agreement, dated as of December 29, 2006 (Exhibit 10(t)-2 to PPL Energy Supply, LLC Form 10-K Report (File No. 333-74794) for the year ended December 31, 2006)

10(n)-1	-
$300 Million Five-Year Letter of Credit and Reimbursement Agreement, dated as of December 15, 2005, among PPL Energy Supply and the banks named therein (Exhibit 10(c) to PPL Energy Supply, LLC Form 8-K Report (File No. 333-74794) dated December 21, 2005)

10(n)-2	-
First Amendment to said Letter of Credit and Reimbursement Agreement, dated as of December 29, 2006 (Exhibit 10(u)-2 to PPL Energy Supply, LLC Form 10-K Report (File No. 333-74794) for the year ended December 31, 2006)

10(o)	-
$200,000,000 Revolving Credit Agreement, dated as of December 31, 2010, among PPL Electric Utilities Corporation, the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender (Exhibit 10.1 to PPL Electric Utilities Corporation Form 8-K Report (File No. 1-905) dated January 6, 2011)

10(p)-1	-
$4,000,000,000 Revolving Credit Agreement, dated as of October 19, 2010, among PPL Energy Supply, LLC, the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender (Exhibit 10.1 to PPL Energy Supply, LLC Form 8-K Report (File No. 1-32944) dated October 21, 2010)

*10(p)-2	-	Notice of Reduction to said Revolving Credit Agreement, dated November 17, 2010, effective as of December 1, 2010.

10(q)	-
£150 million Credit Agreement, dated as of January 24, 2007, among Western Power Distribution Holdings Limited and the banks named therein (Exhibit 10(y) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

10(r)	-
£210 million Multicurrency Revolving Facility Agreement, dated July 7, 2009, between Western Power Distribution (South West) plc and HSBC Bank plc, Lloyds TSB Bank plc and Clydesdale Bank plc (Exhibit 10(c) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2009)

10(s)	-
Purchase and Sale Agreement, dated as of April 28, 2010, by and between E.ON US Investments Corp., PPL Corporation and E.ON AG (Exhibit No. 99.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 28, 2010)

10(t)	-
$500 million Facility Agreement, dated as of May 14, 2010, among PPL Energy Supply, LLC, as Borrower, and Morgan Stanley Bank, as Issuer (Exhibit 10(b) to PPL Energy Supply, LLC Form 10-Q Report (File No. 1-32944) for the quarter ended June 30, 2010)

10(u)	-
Purchase and Sale Agreement, dated as of September 9, 2010, by and between PPL Holtwood, LLC and LSP Safe Harbor Holdings, LLC (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated September 13, 2010)

10(v)	-
Purchase and Sale Agreement, dated as of September 9, 2010, by and between PPL Generation, LLC and Harbor Gen Holdings, LLC (Exhibit 10.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated September 13, 2010)

*10(w)	-	Open-End Mortgage, Security Agreement and Fixture Filing from PPL Montour, LLC to Wilmington Trust FSB, as Collateral Agent, dated as of October 26, 2010

*10(x)	-	Open-End Mortgage, Security Agreement and Fixture Filing from PPL Brunner Island, LLC to Wilmington Trust FSB, as Collateral Agent, dated as of October 26, 2010

*10(y)	-
Guaranty of PPL Montour, LLC and PPL Brunner Island, LLC, dated as of November 3, 2010, in favor of Wilmington Trust FSB, as Collateral Agent, for itself as Beneficiary and for the Secured Counterparties described therein

10(z)	-
$400,000,000 Revolving Credit Agreement, dated as of November 1, 2010, among Kentucky Utilities Company, the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated November 1, 2010)

10(aa)	-
$400,000,000 Revolving Credit Agreement, dated as of November 1, 2010, among Louisville Gas and  Electric Company, the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender (Exhibit 10.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated November 1, 2010)

[_]10(bb)-1	-	Amended and Restated Directors Deferred Compensation Plan, dated June 12, 2000 (Exhibit 10(h) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2000)

[_]10(bb)-2	-
Amendment No. 1 to said Amended and Restated Directors Deferred Compensation Plan, dated December 18, 2002 (Exhibit 10(m)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2002)

[_]10(bb)-3	-
Amendment No. 2 to said Amended and Restated Directors Deferred Compensation Plan, dated December 4, 2003 (Exhibit 10(q)-2 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2003)

[_]10(bb)-4	-
Amendment No. 3 to said Amended and Restated Directors Deferred Compensation Plan, dated as of January 1, 2005 (Exhibit 10(cc)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2005)

[_]10(bb)-5	-
Amendment No. 4 to said Amended and Restated Directors Deferred Compensation Plan, dated as of May 1, 2008 (Exhibit 10(x)-5 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2008)

[_]10(bb)-6	-
Amendment No. 5 to said Amended and Restated Directors Deferred Compensation Plan, dated May 28, 2010 (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2010)

[_]10(cc)-1	-	Trust Agreement, dated as of April 1, 2001, between PPL Corporation and Wachovia Bank, N.A. (as successor to First Union National Bank), as Trustee

[_]10(cc)-2	-
Trust Agreement, dated as of March 20, 2007, between PPL Corporation and Wachovia Bank, N.A., as Trustee (Exhibit 10(c) to PPL Corporation Form 10-Q Report (File No. 1-1149) for the quarter ended March 31, 2007)

[_]10(cc)-3	-
Trust Agreement, dated as of March 20, 2007, between PPL Corporation and Wachovia Bank, N.A., as Trustee (Exhibit 10(d) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

[_]10(cc)-4	-
Trust Agreement, dated as of March 20, 2007, between PPL Corporation and Wachovia Bank, N.A., as Trustee (Exhibit 10(e) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

[_]10(dd)-1	-	Amended and Restated Officers Deferred Compensation Plan, dated December 8, 2003 (Exhibit 10(r) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2003)

[_]10(dd)-2	-
Amendment No. 1 to said Amended and Restated Officers Deferred Compensation Plan, dated as of January 1, 2005 (Exhibit 10(ee)-1 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2005)

[_]10(dd)-3	-
Amendment No. 2 to said Amended and Restated Officers Deferred Compensation Plan, dated as of January 22, 2007 (Exhibit 10(bb)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

[_]10(dd)-4	-
Amendment No. 3 to said Amended and Restated Officers Deferred Compensation Plan, dated as of June 1, 2008 (Exhibit 10(z)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2008)

[_]10(ee)-1	-	Amended and Restated Supplemental Executive Retirement Plan, dated December 8, 2003 (Exhibit 10(s) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2003)

[_]10(ee)-2	-	Amendment No. 1 to said Supplemental Executive Retirement Plan, dated December 16, 2004 (Exhibit 99.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated December 17, 2004)

[_]10(ee)-3	-	Amendment No. 2 to said Supplemental Executive Retirement Plan, dated as of January 1, 2005 (Exhibit 10(ff)-3 to PPL Corporation Form 10-K Report (File 1-11459) for the year ended December 31, 2005)

[_]10(ee)-4	-
Amendment No. 3 to said Supplemental Executive Retirement Plan, dated as of January 22, 2007 (Exhibit 10(cc)-4 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

[_]10(ee)-5	-
Amendment No. 4 to said Supplement Executive Retirement Plan, dated as of December 9, 2008 (Exhibit 10(aa)-5 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2008)

[_]10(ff)-1	-	Incentive Compensation Plan, amended and restated effective January 1, 2003 (Exhibit 10(p) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2002)

[_]10(ff)-2	-	Amendment No. 1 to said Incentive Compensation Plan, dated as of January 1, 2005 (Exhibit 10(gg)-2 to PPL Corporation Form 10-K Report (File 1-11459) for the year ended December 31, 2005)

[_]10(ff)-3	-	Amendment No. 2 to said Incentive Compensation Plan, dated as of January 26, 2007 (Exhibit 10(dd)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

[_]10(ff)-4	-	Amendment No. 3 to said Incentive Compensation Plan, dated as of March 21, 2007 (Exhibit 10(f) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

[_]10(ff)-5	-	Amendment No. 4 to said Incentive Compensation Plan, effective December 1, 2007 (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended September, 30, 2008)

[_]10(ff)-6	-	Amendment No. 5 to said Incentive Compensation Plan, dated as of December 16, 2008 (Exhibit 10(bb)-6 to PPL Corporation Form 10-K Report (File 1-11459) for the year ended December 31, 2008)

[_]10(ff)-7	-	Form of Stock Option Agreement for stock option awards under the Incentive Compensation Plan (Exhibit 10(a) to PPL Corporation Form 8-K Report (File No. 1-11459) dated February 1, 2006)

[_]10(ff)-8	-
Form of Restricted Stock Unit Agreement for restricted stock unit awards under the Incentive Compensation Plan (Exhibit 10(b) to PPL Corporation Form 8-K Report (File No. 1-11459) dated February 1, 2006)

[_]10(ff)-9	-
Form of Restricted Stock Unit Agreement for restricted stock unit awards under the Incentive Compensation Plan pursuant to PPL Corporation Cash Incentive Premium Exchange Program (Exhibit 10(c) to PPL Corporation Form 8-K Report (File No. 1-11459) dated February 1, 2006)

[_]10(gg)-1	-	Incentive Compensation Plan for Key Employees, amended and restated effective January 1, 2003 (Schedule B to Proxy Statement of PPL Corporation, dated March 17, 2003)

[_]10(gg)-2	-
Amendment No. 1 to said Incentive Compensation Plan for Key Employees, dated as of January 1, 2005 (Exhibit (hh)-1 to PPL Corporation Form 10-K Report (File 1-11459) for the year ended December 31, 2005

[_]10(gg)-3	-
Amendment No. 2 to said Incentive Compensation Plan for Key Employees, dated as of January 26, 2007 (Exhibit 10(ee)-3 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

[_]10(gg)-4	-
Amendment No. 3 to said Incentive Compensation Plan for Key Employees, dated as of March 21, 2007 (Exhibit 10(q) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

[_]10(gg)-5	-
Amendment No. 4 to said Incentive Compensation Plan for Key Employees, dated as of December 15, 2008 (Exhibit 10(cc)-5 to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2008)

[_]10(hh)	-	Short-term Incentive Plan (Schedule A to Proxy Statement of PPL Corporation, dated March 20, 2006)

[_]10(ii)	-
Agreement dated January 15, 2003 between PPL Corporation and Mr. Miller regarding Supplemental Pension Benefits (Exhibit 10(u) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2002)

[_]10(jj)	-
Employment letter dated December 19, 2005 between PPL Services Corporation and Jerry Matthews Simmons, Jr. (Exhibit 10(jj) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

[_]10(kk)	-	Employment letter dated May 31, 2006 between PPL Services Corporation and William H. Spence (Exhibit 10(pp) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

[_]10(ll)	-
Employment letter dated August 29, 2006, between PPL Services Corporation and David G. DeCampli (Exhibit 10(qq) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2006)

[_]10(mm)	-
Amendments to certain compensation programs and arrangements for Named Executive Officers of PPL Corporation and PPL Electric Utilities Corporation and compensation arrangement changes for non-employee Directors of PPL Corporation (PPL Corporation and PPL Electric Utilities Corporation Form 8-K Reports (File Nos. 1-11459 and 1-905) dated November 1, 2006)

[_]10(nn)	-
Form of Retention Agreement entered into between PPL Corporation and Messrs. Champagne, Farr, Miller and Shriver (Exhibit 10(h) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

[_]10(oo)-1	-
Form of Severance Agreement entered into between PPL Corporation and the Named Executive Officers (Exhibit 10(i) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended March 31, 2007)

[_]10(oo)-2	-	Amendment to said Severance Agreement (Exhibit 10(a) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2009)

[_]10(pp)	-
Form of Performance Unit Agreement entered into between PPL Corporation and the Named Executive Officers (Exhibit 10(ss) to PPL Corporation Form 10-K Report (File No. 1-11459) for the year ended December 31, 2007)

[_]10(qq)	-	Employment letter dated May 22, 2009, between PPL Services Corporation and Gregory W. Dudkin (Exhibit 10(b) to PPL Corporation Form 10-Q Report (File No. 1-11459) for the quarter ended June 30, 2009)

*[_]10(rr)	-	Retention Agreement, effective as of December 1, 2010, entered into between PPL Corporation and Victor A. Staffieri

*[_]10(ss)	-	Amended and Restated Employment and Severance Agreement, dated as of October 29, 2010, between E.ON U.S. LLC and Victor A. Staffieri

*12(a)	-	PPL Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

*12(b)	-	PPL Energy Supply, LLC and Subsidiaries Computation of Ratio of Earnings to Fixed Charges

*12(c)	-	PPL Electric Utilities Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

*21	-	Subsidiaries of PPL Corporation

*23(a)	-	Consent of Ernst & Young LLP - PPL Corporation

*23(b)	-	Consent of Ernst & Young LLP - PPL Energy Supply, LLC

*23(c)	-	Consent of Ernst & Young LLP - PPL Electric Utilities Corporation

*23(d)	-	Consent of PricewaterhouseCoopers LLP - PPL Corporation

*24	-	Power of Attorney

*31(a)	-	Certificate of PPL's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(b)	-	Certificate of PPL's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(c)	-	Certificate of PPL Energy Supply's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(d)	-	Certificate of PPL Energy Supply's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(e)	-	Certificate of PPL Electric's principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31(f)	-	Certificate of PPL Electric's principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32(a)	-	Certificate of PPL's principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(b)	-	Certificate of PPL's principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(c)	-	Certificate of PPL Energy Supply's principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(d)	-	Certificate of PPL Energy Supply's principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(e)	-	Certificate of PPL Electric's principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32(f)	-	Certificate of PPL Electric's principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*99(a)	-	Examples of Wholesale Energy, Fuel and Emission Allowance Price Fluctuations - 2006 through 2010

**101.INS	-	XBRL Instance Document for PPL Corporation

**101.SCH	-	XBRL Taxonomy Extension Schema for PPL Corporation

**101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase for PPL Corporation

**101.DEF	-	XBRL Taxonomy Extension Definition Linkbase for PPL Corporation

**101.LAB	-	XBRL Taxonomy Extension Label Linkbase for PPL Corporation

**101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase for PPL Corporation
** - XBRL information will be considered to be furnished, not filed, for the first two years of a company's submission of XBRL information.