Form 10-Q
period 2011-03-31
PPL ELECTRIC UTILITIES CORP; PPL Corp; PPL ENERGY SUPPLY LLC
filed 2011-05-06
CIK 317187, 922224, 1161976

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal quarterly period ended March 31, 2011
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to ___________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	IRS Employer Identification No.

1-11459	PPL Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-2758192

1-32944	PPL Energy Supply, LLC (Exact name of Registrant as specified in its charter) (Delaware) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-3074920

1-905	PPL Electric Utilities Corporation (Exact name of Registrant as specified in its charter) (Pennsylvania) Two North Ninth Street Allentown, PA 18101-1179 (610) 774-5151	23-0959590

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

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
PPL Corporation	[ X ]	[ ]	[ ]	[ ]
PPL Energy Supply, LLC	[ ]	[ ]	[ X ]	[ ]
PPL Electric Utilities Corporation	[ ]	[ ]	[ X ]	[ ]

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

PPL Corporation	Yes	No X
PPL Energy Supply, LLC	Yes	No X
PPL Electric Utilities Corporation	Yes	No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

PPL Corporation	Common stock, $.01 par value, 577,151,364 shares outstanding at April 29, 2011.

PPL Energy Supply, LLC	PPL Corporation indirectly holds all of the membership interests in PPL Energy Supply, LLC.

PPL Electric Utilities Corporation	Common stock, no par value, 66,368,056 shares outstanding and all held by PPL Corporation at April 29, 2011.

This document is available free of charge at the Investor Center on PPL's website at www.pplweb.com.  However, information on this website does not constitute a part of this Form 10-Q.

PPL CORPORATION
PPL ENERGY SUPPLY, LLC
PPL ELECTRIC UTILITIES CORPORATION

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2011

GLOSSARY OF TERMS AND ABBREVIATIONS

PPL Corporation and its current and former subsidiaries

Central Networks - collectively Central Networks East plc, Central Networks Limited and certain other related assets and liabilities.  On April 1, 2011, PPL WEM Holdings plc (formerly WPD Investment Holdings Limited) purchased all of the outstanding ordinary share capital of these companies from E.ON AG subsidiaries.  Central Networks West plc (subsequently renamed Western Power Distribution (West Midlands) plc), wholly owned by Central Networks Limited (subsequently renamed WPD Midlands Holdings Limited), and Central Networks East plc (subsequently renamed Western Power Distribution (East Midlands) plc) are British regional electricity distribution utility companies.

E. W. Brown - a generating station in Kentucky with capacity of 1,631 MW.  LG&E and KU are participants in a sale-leaseback transaction involving two combustion turbines at the station.

KU - Kentucky Utilities Company, a public utility subsidiary of LKE engaged in the regulated generation, transmission, distribution and sale of electricity, primarily in Kentucky.  The subsidiary was acquired by PPL in November 2010.

LG&E - Louisville Gas and Electric Company, a public utility subsidiary of LKE engaged in the regulated generation, transmission, distribution and sale of electricity and the distribution and sale of natural gas in Kentucky.  The subsidiary was acquired by PPL in November 2010.

LKE - LG&E and KU Energy LLC (formerly E.ON U.S. LLC), a subsidiary of PPL and the parent of LG&E and KU.  PPL acquired E.ON U.S. LLC in November 2010 and changed the name to LG&E and KU Energy LLC.  Within the context of this document, references to LKE also relate to the consolidated entity.

PPL - PPL Corporation, the parent holding company of PPL Electric, PPL Energy Funding, LKE and other subsidiaries.

PPL Capital Funding - PPL Capital Funding, Inc., a wholly owned financing subsidiary of PPL.

PPL Electric - PPL Electric Utilities Corporation, a public utility subsidiary of PPL that transmits and distributes electricity in its Pennsylvania service territory and provides electric supply to retail customers in this territory as a PLR.

PPL Energy Funding - PPL Energy Funding Corporation, a subsidiary of PPL and the parent company of PPL Energy Supply, PPL Global (effective January 2011) and other subsidiaries.

PPL EnergyPlus - PPL EnergyPlus, LLC, a subsidiary of PPL Energy Supply that markets and trades wholesale and retail electricity and gas, and supplies energy and energy services in competitive markets.

PPL Energy Supply - PPL Energy Supply, LLC, a subsidiary of PPL Energy Funding and the parent company of PPL Generation, PPL EnergyPlus and other subsidiaries.  In January 2011, PPL Energy Supply distributed its membership interest in PPL Global, representing 100% of the outstanding membership interests of PPL Global, to PPL Energy Supply's parent, PPL Energy Funding.

PPL Gas Utilities - PPL Gas Utilities Corporation, a regulated utility that provided natural gas distribution, transmission and storage services, and the competitive sale of propane, which was a subsidiary of PPL until its sale in October 2008.

PPL Generation - PPL Generation, LLC, a subsidiary of PPL Energy Supply that owns and operates U.S. generating facilities through various subsidiaries.

PPL Global - PPL Global, LLC, a subsidiary of PPL Energy Funding that primarily owns and operates a business in the U.K., WPD, that is focused on the regulated distribution of electricity.  In January 2011, PPL Energy Supply, PPL Global's former parent, distributed its membership interest in PPL Global, representing 100% of the outstanding membership interest of PPL Global, to its parent, PPL Energy Funding.

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

PPL Susquehanna - PPL Susquehanna, LLC, the nuclear generating subsidiary of PPL Generation.

PPL WEM - PPL WEM Holdings plc (formerly WPD Investment Holdings Limited), an indirect, wholly owned U.K. subsidiary of PPL Global.  PPL WEM directly wholly owns WPD (East Midlands) and indirectly wholly owns WPD (West Midlands).

PPL WW Holdings - PPL WW Holdings Limited (formerly Western Power Distribution Holdings Limited), an indirect, wholly owned U.K. subsidiary of PPL Global.  PPL WW Holdings indirectly wholly owns WPD (South Wales) and WPD (South West).

WPD - refers to PPL WW Holdings and its subsidiaries.

WPD Midlands - refers to Central Networks, which was renamed after the acquisition.

WPD (East Midlands) - Western Power Distribution (East Midlands) plc, a British regional electricity distribution utility company.  The company, formerly Central Networks East plc, was acquired and renamed in April 2011.

WPD (South Wales) - Western Power Distribution (South Wales) plc, a British regional electricity distribution utility company.

WPD (South West) - Western Power Distribution (South West) plc, a British regional electricity distribution utility company.

WPD (West Midlands) - Western Power Distribution (West Midlands) plc, a British regional electricity distribution utility company.  The company, formerly Central Networks West plc, was acquired and renamed in April 2011.

WKE - Western Kentucky Energy Corp., a subsidiary of LKE that leased certain non-utility generating stations in western Kentucky until July 2009.

Other terms and abbreviations

£ - British pounds sterling.

2010 Equity Unit - a PPL equity unit, issued in June 2010, consisting of a Purchase Contract and, initially, a 5.0% undivided beneficial ownership interest in $1,000 principal amount of PPL Capital Funding 4.625% Junior Subordinated Notes due 2018.

2010 Purchase Contract - a contract that is a component of a 2010 Equity Unit that requires holders to purchase shares of PPL common stock on or prior to July 1, 2013.

2010 Form 10-K - Annual Report to the SEC on Form 10-K for the year ended December 31, 2010.

2011 Equity Unit - a PPL equity unit, issued in April 2011, consisting of a Purchase Contract and, initially, a 5.0% undivided beneficial ownership interest in $1,000 principal amount of PPL Capital Funding 4.32% Junior Subordinated Notes due 2019.

2011 Purchase Contract - a contract that is a component of a 2011 Equity Unit that requires holders to purchase shares of PPL common stock on or prior to May 1, 2014.

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

AFUDC - (Allowance for Funds Used During Construction) - the cost of equity and debt funds used to finance construction projects of regulated businesses, which is capitalized as part of construction cost.

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

Bcf - billion cubic feet.

Bridge Facility - the £3.6 billion Senior Bridge Term Loan Credit Agreement between PPL Capital Funding and PPL WEM, as borrowers, and PPL, as guarantor, and lenders party thereto, used to fund the April 1, 2011 acquisition of Central Networks, as amended by Amendment No. 1 thereto dated April 15, 2011.

CAIR - the EPA's Clean Air Interstate Rule.

Clean Air Act - federal legislation enacted to address certain environmental issues related to air emissions, including acid rain, ozone and toxic air emissions.

COLA - license application for a combined construction permit and operating license from the NRC for a nuclear plant.

Customer Choice Act - the Pennsylvania Electricity Generation Customer Choice and Competition Act, legislation enacted to restructure the state's electric utility industry to create retail access to a competitive market for generation of electricity.

DEP - Department of Environmental Protection, a Pennsylvania state government agency.

Depreciation not normalized - the flow-through income tax impact related to the state regulatory treatment of depreciation-related timing differences.

Dodd-Frank Act - the Dodd-Frank Wall Street Reform and Consumer Protection Act that was signed into law in July 2010.

DOE - Department of Energy, a U.S. government agency.

DRIP - Dividend Reinvestment and Direct Stock Purchase Plan.

ECR - Environmental Cost Recovery.  Pursuant to Kentucky Revised Statutes 278.183, effective January 1993, Kentucky electric utilities are entitled to the current recovery of costs of complying with the Clean Air Act, as amended, and those federal, state or local environmental requirements which apply to coal combustion and by-products from the production of energy from coal.

E.ON AG - a German corporation and the parent of E.ON US Investments, the former parent of Central Networks.

E.ON US Investments - E.ON US Investments Corp., a Delaware corporation and the former parent of E.ON U.S. LLC.  PPL acquired E.ON U.S. LLC in November 2010 and changed its name to LG&E and KU Energy LLC.

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

FTR - financial transmission rights, which are financial instruments established to manage price risk related to electricity transmission congestion.  They entitle the holder to receive compensation or require the holder to remit payment for certain congestion-related transmission charges based on the level of congestion in the transmission grid.

Fundamental Change - as it relates to the terms of the 2011 and 2010 Equity Units, will be deemed to have occurred if any of the following occurs with respect to PPL, subject to certain exceptions:  (i) a change of control; (ii) a consolidation with or merger into any other entity; (iii) common stock ceases to be listed or quoted; or (iv) a liquidation, dissolution or termination.

GAAP - generally accepted accounting principles in the U.S.

GBP - British pound sterling.

GHG - greenhouse gas(es).

GWh - gigawatt-hour, one million kilowatt-hours.

Health Care Reform - The Patient Protection and Affordable Care Act (HR 3590) and the Health Care and Education Reconciliation Act of 2010 (HR 4872), signed into law in March 2010.

Intermediate and peaking generation - includes the output provided by PPL's oil- and natural gas-fired units.

IRS - Internal Revenue Service, a U.S. government agency.

ISO - Independent System Operator.

KPSC - Kentucky Public Service Commission, the state agency that has jurisdiction over the regulation of rates and service of utilities in Kentucky.

LIBOR - London Interbank Offered Rate.

Long Island generation business - includes a 79.9 MW gas-fired plant in the Edgewood section of Brentwood, New York and a 79.9 MW oil-fired plant in Shoreham, New York and related tolling agreements.  This business was sold in February 2010.

MACT - maximum achievable control technology.

MISO - (Midwest Independent System Operator) - an independent system operator and the regional transmission organization that provides open-access transmission service and monitors the high voltage transmission system in all or parts of Illinois, Indiana, Iowa, Michigan, Minnesota, Missouri, Montana, Nebraska, North Dakota, Ohio, South Dakota, Wisconsin and Manitoba, Canada.

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

OVEC - Ohio Valley Electric Corporation, located in Piketon, Ohio, an entity in which LKE indirectly owns an 8.13% interest, which is accounted for as a cost method investment.  OVEC owns and operates two coal-fired power plants, the Kyger Creek Station in Ohio and the Clifty Creek Station in Indiana, with combined nameplate capacities of 2,390 MW.  LKE is contractually entitled to 8.13% of the generation capacity and output.

PJM - (PJM Interconnection, L.L.C.) - operator of the electric transmission network and electric energy market in all or parts of Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia.

PLR (Provider of Last Resort) - the role of PPL Electric in providing default electricity supply to retail customers within its delivery territory who have not chosen to select an alternative electricity supplier under the Customer Choice Act.

PP&E - property, plant and equipment.

PUC - Pennsylvania Public Utility Commission, the state agency that regulates certain ratemaking, services, accounting and operations of Pennsylvania utilities.

PURPA - Public Utility Regulatory Policies Act of 1978, legislation passed by the U.S. Congress to encourage energy conservation, efficient use of resources and equitable rates.

PURTA - The Pennsylvania Public Utility Realty Tax Act.

RAB - regulatory asset base.  This term is also commonly known as RAV.

RECs - renewable energy credits.

Regulation S-X - SEC regulation governing the form and content of and requirements for financial statements required to be filed pursuant to the federal securities laws.

RMC - Risk Management Committee.

S&P - Standard & Poor's Ratings Services, a credit rating agency.

Sarbanes-Oxley - Sarbanes-Oxley Act of 2002, which sets requirements for management's assessment of internal controls for financial reporting.  It also requires an independent auditor to make its own assessment.

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

TC2 - Trimble County Unit 2, a coal-fired plant located in Kentucky with a capacity of 760 MW.  LKE owns a 75% interest in TC2 or 570 MW of the capacity.

Tolling agreement - agreement whereby the owner of an electric generating facility agrees to use that facility to convert fuel provided by a third party into electricity for delivery back to the third party.

TRA - Tennessee Regulatory Authority, the state agency that has jurisdiction over the regulation of rates and service of utilities in Tennessee.

VaR - value-at-risk, a statistical model that attempts to estimate the value of potential loss over a given holding period under normal market conditions at a given confidence level.

VIE - variable interest entity.

Volumetric risk - the risk that the actual load volumes provided under full-requirement sales contracts could vary significantly from forecasted volumes.

VSCC - Virginia State Corporation Commission, the state agency that has jurisdiction over the regulation of Virginia corporations, including utilities.

VWAP - as it relates to the 2011 and 2010 Equity Units issued by PPL, the per share volume-weighted-average price as displayed under the heading Bloomberg VWAP on Bloomberg page "PPL <EQUITY> AQR" (or its equivalent successor if such page is not available) in respect of the period from the scheduled open of trading on the relevant trading day until the scheduled close of trading on the relevant trading day (or if such volume-weighted-average price is unavailable, the market price of one share of PPL common stock on such trading day determined, using a volume-weighted-average method, by a nationally recognized independent investment banking firm retained for this purpose by PPL).

FORWARD-LOOKING INFORMATION

Statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical fact are "forward-looking statements" within the meaning of the federal securities laws.  Although PPL, PPL Energy Supply and PPL Electric believe that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to be correct.  Forward-looking statements are subject to many risks and uncertainties, and actual results may differ materially from the results discussed in forward-looking statements.  In addition to the specific factors discussed in "Item 1A. Risk Factors" in this Form 10-Q and each Registrant's 2010 Form 10-K and in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q report, the following are among the important factors that could cause actual results to differ materially from the forward-looking statements.

•	fuel supply cost and availability;
•	continuing ability to recover fuel and natural gas supply costs and environmental expenditures in a timely manner at LG&E and KU;
•	weather conditions affecting generation, customer energy use and operating costs;
•	operation, availability and operating costs of existing generation facilities;
•	the length of the scheduled and unscheduled outages at our plants, including the current outage at Unit 2 of our Susquehanna nuclear plant to inspect and repair turbine blades, and the timing and outcome of any similar outage for inspections at Unit 1 of the Susquehanna plant;
•	transmission and distribution system conditions and operating costs;
•	potential expansion of alternative sources of electricity generation;
•	potential laws or regulations to reduce emissions of "greenhouse" gases or the physical effects of climate change;
•	collective labor bargaining negotiations;
•	the outcome of litigation against PPL and its subsidiaries;
•	potential effects of threatened or actual terrorism, war or other hostilities, or natural disasters;
•	the commitments and liabilities of PPL and its subsidiaries;
•	market demand and prices for energy, capacity, transmission services, emission allowances, RECs and delivered fuel;
•	competition in retail and wholesale power and natural gas markets;
•	liquidity of wholesale power markets;
•	defaults by counterparties under energy, fuel or other power product contracts;
•	market prices of commodity inputs for ongoing capital expenditures;
•	capital market conditions, including the availability of capital or credit, changes in interest rates, certain economic indices and decisions regarding capital structure;
•	stock price performance of PPL;
•	the fair value of debt and equity securities and the impact on defined benefit costs and resultant cash funding requirements for defined benefit plans;
•	interest rates and their effect on pension, retiree medical and nuclear decommissioning liabilities, and interest payable on certain debt securities;
•	volatility in or the impact of other changes in financial or commodity markets and economic conditions;
•	the profitability and liquidity, including access to capital markets and credit facilities, of PPL and its subsidiaries;
•	new accounting requirements or new interpretations or applications of existing requirements;
•	changes in securities and credit ratings;
•	foreign currency exchange rates;
•
current and future environmental conditions, regulations and other requirements and the related costs of compliance, including environmental capital expenditures, emission allowance costs and other expenses;

•	legal, regulatory, political, market or other reactions to the 2011 incident at the nuclear generating facility at Fukushima, Japan;
•	political, regulatory or economic conditions in states, regions or countries where PPL or its subsidiaries conduct business;
•	receipt of necessary governmental permits, approvals and rate relief;
•	new state, federal or foreign legislation, including new tax, environmental, healthcare or pension-related legislation;
•	state, federal and foreign regulatory developments;
•	the outcome of any rate cases by PPL Electric at the PUC or FERC, by LG&E or KU at the KPSC, FERC, VSCC or the TRA, or by WPD at Ofgem in the U.K.;
•	the impact of any state, federal or foreign investigations applicable to PPL and its subsidiaries and the energy industry;
•	the effect of any business or industry restructuring;
•	development of new projects, markets and technologies;
•	performance of new ventures; and
•
business dispositions or acquisitions and our ability to successfully operate such acquired businesses and realize expected benefits including PPL's 2011 acquisition of Central Networks and 2010 acquisition of LKE.

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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, except share data)

	Three Months Ended March 31,
	2011	2010
Operating Revenues
Utility	$1,536	$1,014
Unregulated retail electric and gas	147	104
Wholesale energy marketing
Realized	1,038	1,359
Unrealized economic activity (Note 14)	57	424
Net energy trading margins	11	11
Energy-related businesses	121	94
Total Operating Revenues	2,910	3,006

Operating Expenses
Operation
Fuel	475	230
Energy purchases
Realized	671	1,009
Unrealized economic activity (Note 14)	(18)	563
Other operation and maintenance	583	444
Depreciation	208	124
Taxes, other than income	73	72
Energy-related businesses	113	88
Total Operating Expenses	2,105	2,530

Operating Income	805	476

Other Income (Expense) - net	(5)	8

Other-Than-Temporary Impairments	1

Interest Expense	174	111

Income from Continuing Operations Before Income Taxes	625	373

Income Taxes	223	126

Income from Continuing Operations After Income Taxes	402	247

Income (Loss) from Discontinued Operations (net of income taxes)	3	8

Net Income	405	255

Net Income Attributable to Noncontrolling Interests	4	5

Net Income Attributable to PPL Corporation	$401	$250

Amounts Attributable to PPL Corporation:
Income from Continuing Operations After Income Taxes	$398	$242
Income (Loss) from Discontinued Operations (net of income taxes)	3	8
Net Income	$401	$250

Earnings Per Share of Common Stock:
Income from Continuing Operations After Income Taxes Available to PPL
Corporation Common Shareowners:
Basic	$0.82	$0.64
Diluted	$0.82	$0.64
Net Income Available to PPL Corporation Common Shareowners:
Basic	$0.82	$0.66
Diluted	$0.82	$0.66

Dividends Declared Per Share of Common Stock	$0.350	$0.350

Weighted-Average Shares of Common Stock Outstanding (in thousands)
Basic	484,138	377,717
Diluted	484,345	377,986

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2011	2010
Cash Flows from Operating Activities
Net income	$405	$255
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	208	128
Amortization	47	33
Defined benefit plans - expense	39	27
Defined benefit plans - funding	(438)	(142)
Deferred income taxes and investment tax credits	204	(5)
Unrealized (gains) losses on derivatives, and other hedging activities	(96)	107
Provision for Montana hydroelectric litigation	3	56
Other	7	23
Change in current assets and current liabilities
Accounts receivable	(57)	(101)
Accounts payable	(112)	178
Unbilled revenue	199	(176)
Prepayments	(85)	(94)
Counterparty collateral	(195)	351
Taxes	10	80
Other	50	61
Other operating activities
Other assets	(4)	(4)
Other liabilities	11	21
Net cash provided by operating activities	196	798
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(428)	(283)
Proceeds from the sale of certain non-core generation facilities	381
Proceeds from the sale of the Long Island generation business		124
Purchases of nuclear plant decommissioning trust investments	(79)	(49)
Proceeds from the sale of nuclear plant decommissioning trust investments	75	44
Proceeds from the sale of other investments	163
Net (increase) decrease in restricted cash and cash equivalents	(7)	(130)
Other investing activities	(7)	(16)
Net cash provided by (used in) investing activities	98	(310)
Cash Flows from Financing Activities
Issuance of long-term debt		597
Issuance of common stock	16	14
Payment of common stock dividends	(170)	(131)
Net increase (decrease) in short-term debt	187	(36)
Other financing activities	(20)	(14)
Net cash provided by (used in) financing activities	13	430
Effect of Exchange Rates on Cash and Cash Equivalents	13	5
Net Increase (Decrease) in Cash and Cash Equivalents	320	923
Cash and Cash Equivalents at Beginning of Period	925	801
Cash and Cash Equivalents at End of Period	$1,245	$1,724

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)
	March 31,	December 31,
	2011	2010
Assets

Current Assets
Cash and cash equivalents	$1,245	$925
Short-term investments		163
Restricted cash and cash equivalents	33	28
Accounts receivable (less reserve: 2011, $56; 2010, $55)
Customer	734	652
Other	68	90
Unbilled revenues	593	789
Fuel, materials and supplies	621	643
Prepayments	523	435
Price risk management assets	1,785	1,918
Other intangibles	55	70
Assets held for sale		374
Regulatory assets	35	85
Other current assets	55	16
Total Current Assets	5,747	6,188

Investments
Nuclear plant decommissioning trust funds	644	618
Other investments	76	75
Total Investments	720	693

Property, Plant and Equipment
Regulated utility plant - electric and gas	17,235	15,994
Less: accumulated depreciation - regulated utility plant	3,105	3,002
Regulated utility plant - electric and gas, net	14,130	12,992
Non-regulated property, plant and equipment
Generation	10,188	10,165
Nuclear fuel	595	578
Other	488	403
Less: accumulated depreciation - non-regulated property, plant and equipment	5,550	5,440
Non-regulated property, plant and equipment, net	5,721	5,706
Construction work in progress	1,331	2,160
Property, Plant and Equipment, net (a)	21,182	20,858
Other Noncurrent Assets
Regulatory assets	1,154	1,145
Goodwill	1,792	1,761
Other intangibles (a)	963	966
Price risk management assets	600	655
Other noncurrent assets	583	571
Total Other Noncurrent Assets	5,092	5,098

Total Assets	$32,741	$32,837

(a)
At March 31, 2011 and December 31, 2010, includes $418 million and $424 million of PP&E, consisting primarily of "Generation," including leasehold improvements, and $11 million of "Other intangibles" from the consolidation of a VIE that is the owner/lessor of the Lower Mt. Bethel plant.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)
	March 31,	December 31,
	2011	2010
Liabilities and Equity

Current Liabilities
Short-term debt	$881	$694
Long-term debt	502	502
Accounts payable	941	1,028
Taxes	140	134
Interest	224	166
Dividends	174	174
Price risk management liabilities	1,010	1,144
Counterparty collateral	143	338
Regulatory liabilities	79	109
Other current liabilities	808	925
Total Current Liabilities	4,902	5,214

Long-term Debt	12,247	12,161

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	2,839	2,563
Investment tax credits	251	237
Price risk management liabilities	397	470
Accrued pension obligations	1,094	1,496
Asset retirement obligations	442	435
Regulatory liabilities	1,032	1,031
Other deferred credits and noncurrent liabilities	739	752
Total Deferred Credits and Other Noncurrent Liabilities	6,794	6,984

Commitments and Contingent Liabilities (Note 10)

Equity
PPL Corporation Shareowners' Common Equity
Common stock - $0.01 par value (a)	5	5
Capital in excess of par value	4,637	4,602
Earnings reinvested	4,312	4,082
Accumulated other comprehensive loss	(424)	(479)
Total PPL Corporation Shareowners' Common Equity	8,530	8,210
Noncontrolling Interests	268	268
Total Equity	8,798	8,478

Total Liabilities and Equity	$32,741	$32,837

(a)	780,000 shares authorized; 484,618 and 483,391 shares issued and outstanding at March 31, 2011 and December 31, 2010.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	PPL Corporation Shareowners
	Common
	stock				Accumulated
	shares		Capital in		other	Non-
	outstanding	Common	excess of	Earnings	comprehensive	controlling
	(a)	stock	par value	reinvested	loss	interests	Total

December 31, 2010	483,391	$5	$4,602	$4,082	$(479)	$268	$8,478
Common stock issued (b)	1,227		40				40
Stock-based compensation			(5)				(5)
Net income				401		4	405
Dividends, dividend equivalents
and distributions (c)				(171)		(4)	(175)
Other comprehensive
income (loss)					55		55
March 31, 2011	484,618	$5	$4,637	$4,312	$(424)	$268	$8,798

December 31, 2009	377,183	$4	$2,280	$3,749	$(537)	$319	$5,815
Common stock issued (b)	948		33				33
Stock-based compensation			(3)				(3)
Net income				250		5	255
Dividends, dividend equivalents
and distributions (c)				(133)		(5)	(138)
Other comprehensive
income (loss)					249		249
March 31, 2010	378,131	$4	$2,310	$3,866	$(288)	$319	$6,211

(a)	Shares in thousands. Each share entitles the holder to one vote on any question presented to any shareowners' meeting.
(b)	Each period includes shares of common stock issued through various stock and incentive compensation plans.
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

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
PPL Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended March 31,
	2011	2010

Net income	$405	$255

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Foreign currency translation adjustments, net of tax of $1, ($1)	67	(93)
Available-for-sale securities, net of tax of ($12), ($11)	12	10
Qualifying derivatives, net of tax of ($32), ($262)	37	377
Equity investees' other comprehensive income (loss), net of tax of $0, $0	(1)
Reclassifications to net income - (gains) losses, net of tax expense (benefit):
Available-for-sale securities, net of tax of $5, $2	(7)	(2)
Qualifying derivatives, net of tax of $51, $37	(69)	(60)
Equity investees' other comprehensive (income) loss, net of tax of $0, $0	2
Defined benefit plans:
Prior service costs, net of tax of ($2), ($3)	3	2
Net actuarial loss, net of tax of ($4), $0	11	14
Transition obligation, net of tax of $0, $0		1
Total other comprehensive income (loss) attributable to PPL Corporation	55	249

Comprehensive income (loss)	460	504
Comprehensive income attributable to noncontrolling interests	4	5

Comprehensive income (loss) attributable to PPL Corporation	$456	$499

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended March 31,
	2011	2010
Operating Revenues
Wholesale energy marketing
Realized	$1,038	$1,359
Unrealized economic activity (Note 14)	57	424
Wholesale energy marketing to affiliate	6	115
Unregulated retail electric and gas	147	104
Net energy trading margins	11	11
Energy-related businesses	110	81
Total Operating Revenues	1,369	2,094

Operating Expenses
Operation
Fuel	260	230
Energy purchases
Realized	314	600
Unrealized economic activity (Note 14)	(18)	563
Energy purchases from affiliate	1	1
Other operation and maintenance	245	298
Depreciation	59	57
Taxes, other than income	16	11
Energy-related businesses	108	81
Total Operating Expenses	985	1,841

Operating Income	384	253

Other Income (Expense) - net	14	6

Other-Than-Temporary Impairments	1

Interest Income from Affiliates	3

Interest Expense	47	53

Income from Continuing Operations Before Income Taxes	353	206

Income Taxes	142	82

Income from Continuing Operations After Income Taxes	211	124

Income (Loss) from Discontinued Operations (net of income taxes)	3	76

Net Income Attributable to PPL Energy Supply	$214	$200

Amounts Attributable to PPL Energy Supply:
Income from Continuing Operations After Income Taxes	$211	$124
Income (Loss) from Discontinued Operations (net of income taxes)	3	76
Net Income	$214	$200

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2011	2010
Cash Flows from Operating Activities
Net income	$214	$200
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	59	91
Amortization	33	35
Defined benefit plans - expense	9	16
Defined benefit plans - funding	(127)	(74)
Deferred income taxes and investment tax credits	105	(27)
Unrealized (gains) losses on derivatives, and other hedging activities	(105)	109
Provision for Montana hydroelectric litigation	3	56
Other	10	21
Change in current assets and current liabilities
Accounts receivable	69	89
Accounts payable	(92)	92
Unbilled revenue	122	(254)
Prepayments	51	21
Taxes	42	123
Counterparty collateral	(195)	351
Other	(4)	102
Other operating activities
Other assets	(3)	(11)
Other liabilities	11	21
Net cash provided by operating activities	202	961
Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(127)	(216)
Proceeds from the sale of certain non-core generation facilities	381
Proceeds from the sale of the Long Island generation business		124
Purchases of nuclear plant decommissioning trust investments	(79)	(49)
Proceeds from the sale of nuclear plant decommissioning trust investments	75	44
Net (increase) decrease in notes receivable from affiliates	(458)
Net (increase) decrease in restricted cash and cash equivalents	(5)	(134)
Other investing activities	(11)	(15)
Net cash provided by (used in) investing activities	(224)	(246)
Cash Flows from Financing Activities
Issuance of long-term debt		597
Distributions to Member	(81)	(162)
Cash included in net assets of subsidiary distributed to Member	(325)
Net increase (decrease) in short-term debt	350	(36)
Other financing activities		(8)
Net cash provided by (used in) financing activities	(56)	391
Effect of Exchange Rates on Cash and Cash Equivalents		5
Net Increase (Decrease) in Cash and Cash Equivalents	(78)	1,111
Cash and Cash Equivalents at Beginning of Period	661	245
Cash and Cash Equivalents at End of Period	$583	$1,356

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	March 31,	December 31,
	2011	2010
Assets

Current Assets
Cash and cash equivalents	$583	$661
Restricted cash and cash equivalents	22	19
Accounts receivable (less reserve: 2011, $18; 2010, $20)
Customer	174	225
Other	25	24
Unbilled revenues	294	486
Accounts receivable from affiliates	59	124
Notes receivable from affiliates	458
Fuel, materials and supplies	307	297
Prepayments	21	89
Price risk management assets	1,769	1,907
Other intangibles	11	11
Assets held for sale		374
Other current assets	9	11
Total Current Assets	3,732	4,228

Investments
Nuclear plant decommissioning trust funds	644	618
Other investments	37	37
Total Investments	681	655

Property, Plant and Equipment (Note 8)
Regulated utility plant - electric and gas		4,269
Less: accumulated depreciation - regulated utility plant		888
Regulated utility plant - electric and gas, net		3,381
Non-regulated property, plant and equipment
Generation	10,192	10,169
Nuclear fuel	595	578
Other	240	314
Less: accumulated depreciation - non-regulated property, plant and equipment	5,459	5,401
Non-regulated property, plant and equipment, net	5,568	5,660
Construction work in progress	606	594
Property, Plant and Equipment, net (a)	6,174	9,635

Other Noncurrent Assets
Goodwill (Note 8)	86	765
Other intangibles (a) (Note 8)	384	464
Price risk management assets	590	651
Other noncurrent assets	366	398
Total Other Noncurrent Assets	1,426	2,278

Total Assets	$12,013	$16,796

(a)
At March 31, 2011 and December 31, 2010, includes $418 million and $424 million of PP&E, consisting primarily of "Generation," including leasehold improvements, and $11 million of "Other intangibles" from the consolidation of a VIE that is the owner/lessor of the Lower Mt. Bethel plant.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)
	March 31,	December 31,
	2011	2010
Liabilities and Equity

Current Liabilities
Short-term debt	$700	$531
Long-term debt	500	500
Accounts payable	438	592
Accounts payable to affiliates	27	43
Taxes	108	119
Interest	64	110
Price risk management liabilities	987	1,112
Counterparty collateral	143	338
Other current liabilities	530	624
Total Current Liabilities	3,497	3,969

Long-term Debt (Note 8)	2,776	5,089

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	1,240	1,548
Investment tax credits	96	81
Price risk management liabilities	367	438
Accrued pension obligations (Note 8)	179	619
Asset retirement obligations	333	332
Other deferred credits and noncurrent liabilities	191	211
Total Deferred Credits and Other Noncurrent Liabilities	2,406	3,229

Commitments and Contingent Liabilities (Note 10)

Equity
Member's equity	3,316	4,491
Noncontrolling interests	18	18
Total Equity	3,334	4,509

Total Liabilities and Equity	$12,013	$16,796

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

		Non-
	Member's	controlling
	equity	interests	Total

December 31, 2010	$4,491	$18	$4,509
Net income	214		214
Other comprehensive income (loss)	(20)		(20)
Distributions	(81)		(81)
Distribution of membership interest in PPL Global (a)	(1,288)		(1,288)
March 31, 2011	$3,316	$18	$3,334

December 31, 2009	$4,568	$18	$4,586
Net income	200		200
Other comprehensive income (loss)	251		251
Distributions	(162)		(162)
March 31, 2010	$4,857	$18	$4,875

(a)	See Note 8 for additional information.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
PPL Energy Supply, LLC and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2011	2010

Net income	$214	$200

Other comprehensive income (loss):
Amounts arising during the period - gains (losses), net of tax (expense) benefit:
Foreign currency translation adjustments, net of tax of $0, ($1)		(93)
Available-for-sale securities, net of tax of ($12), ($11)	12	10
Qualifying derivatives, net of tax of ($34), ($265)	50	382
Reclassifications to net income - (gains) losses, net of tax expense (benefit):
Available-for-sale securities, net of tax of $5, $2	(7)	(2)
Qualifying derivatives, net of tax of $54, $38	(79)	(60)
Equity investee's other comprehensive (income) loss, net of tax of $0, $0	2
Defined benefit plans:
Prior service costs, net of tax of ($1), ($3)	1	1
Net actuarial loss, net of tax of $0, ($1)	1	12
Transition obligation, net of tax of $0, $0		1
Total other comprehensive income (loss) attributable to PPL Energy Supply	(20)	251

Comprehensive income (loss) attributable to PPL Energy Supply	$194	$451

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)
	Three Months Ended March 31,
	2011	2010
Operating Revenues
Retail electric	$554	$811
Retail and wholesale electric to affiliate	4	2
Total Operating Revenues	558	813

Operating Expenses
Operation
Energy purchases	251	410
Energy purchases from affiliate	6	115
Other operation and maintenance	130	120
Depreciation	33	34
Taxes, other than income	35	47
Total Operating Expenses	455	726

Operating Income	103	87

Other Income (Expense) - net		1

Interest Income from Affiliate		1

Interest Expense	24	26

Income Before Income Taxes	79	63

Income Taxes	23	21

Net Income	56	42

Distributions on Preferred Securities	4	5

Net Income Available to PPL Corporation	$52	$37

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Three Months Ended March 31,
	2011	2010
Cash Flows from Operating Activities
Net income	$56	$42
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	33	34
Amortization		(2)
Defined benefit plans - expense	4	6
Defined benefit plans - funding	(98)	(44)
Deferred income taxes and investment tax credits	(29)	17
Other	3	3
Change in current assets and current liabilities
Accounts receivable	(61)	(86)
Accounts payable	(52)	(28)
Unbilled revenue	33	74
Prepayments	17	(121)
Regulatory assets and liabilities	37	(13)
Taxes	27	3
Other	(17)	(8)
Other operating activities
Other assets	1	5
Other liabilities	(1)	5
Net cash provided by (used in) operating activities	(47)	(113)

Cash Flows from Investing Activities
Expenditures for property, plant and equipment	(129)	(61)
Other investing activities	4	(1)
Net cash provided by (used in) investing activities	(125)	(62)

Cash Flows from Financing Activities
Common stock dividends to PPL	(18)	(17)
Dividends on preferred securities	(4)	(5)
Net cash provided by (used in) financing activities	(22)	(22)

Net Increase (Decrease) in Cash and Cash Equivalents	(194)	(197)
Cash and Cash Equivalents at Beginning of Period	204	485
Cash and Cash Equivalents at End of Period	$10	$288

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31,	December 31,
	2011	2010
Assets

Current Assets
Cash and cash equivalents	$10	$204
Accounts receivable (less reserve: 2011, $16; 2010, $17)
Customer	331	268
Other	21	24
Accounts receivable from affiliates	9	8
Unbilled revenues	101	134
Materials and supplies	51	47
Prepayments	119	136
Regulatory assets	18	63
Other current assets	7	4
Total Current Assets	667	888

Property, Plant and Equipment
Regulated utility plant - electric	5,587	5,494
Less: accumulated depreciation - regulated utility plant - electric	2,105	2,088
Other	2	2
Construction work in progress	176	177
Property, Plant and Equipment, net	3,660	3,585

Other Noncurrent Assets
Regulatory assets	562	557
Intangibles	149	147
Other noncurrent assets	76	76
Total Other Noncurrent Assets	787	780

Total Assets	$5,114	$5,253

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars, shares in thousands)

	March 31,	December 31,
	2011	2010
Liabilities and Equity

Current Liabilities
Accounts payable	$184	$221
Accounts payable to affiliates	47	73
Taxes	50	23
Interest	25	17
Regulatory liabilities	7	18
Other current liabilities	94	126
Total Current Liabilities	407	478

Long-term Debt	1,472	1,472

Deferred Credits and Other Noncurrent Liabilities
Deferred income taxes	927	932
Accrued pension obligations	164	259
Regulatory liabilities	18	14
Other deferred credits and noncurrent liabilities	148	154
Total Deferred Credits and Other Noncurrent Liabilities	1,257	1,359

Commitments and Contingent Liabilities (Note 10)

Shareowners' Equity
Preferred securities	250	250
Common stock - no par value (a)	364	364
Additional paid-in capital	879	879
Earnings reinvested	485	451
Total Equity	1,978	1,944

Total Liabilities and Equity	$5,114	$5,253

(a)	170,000 shares authorized; 66,368 shares issued and outstanding at March 31, 2011 and December 31, 2010.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREOWNERS' EQUITY
PPL Electric Utilities Corporation and Subsidiaries
(Unaudited)
(Millions of Dollars)

	Common
	stock
	shares			Additional
	outstanding	Preferred	Common	paid-in	Earnings
	(a)	securities	stock	capital	reinvested	Total

December 31, 2010	66,368	$250	$364	$879	$451	$1,944
Net income (b)					56	56
Cash dividends declared on preferred securities					(4)	(4)
Cash dividends declared on common stock					(18)	(18)
March 31, 2011	66,368	$250	$364	$879	$485	$1,978

December 31, 2009	66,368	$301	$364	$824	$407	$1,896
Net income (b)					42	42
Cash dividends declared on preferred securities					(5)	(5)
Cash dividends declared on common stock					(17)	(17)
March 31, 2010	66,368	$301	$364	$824	$427	$1,916

(a)	Shares in thousands. All common shares of PPL Electric stock are owned by PPL.
(b)	PPL Electric's net income approximates comprehensive income.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation in accordance with accounting principles generally accepted in the U.S. are reflected in the condensed consolidated financial statements.  All adjustments are of a normal recurring nature, except as otherwise disclosed.  Each Registrant's Balance Sheet at December 31, 2010 is derived from that Registrant's 2010 audited Balance Sheet.  The financial statements and notes thereto should be read in conjunction with the financial statements and notes contained in each Registrant's 2010 Form 10-K.  The results of operations for the three months ended March 31, 2011, are not necessarily indicative of the results to be expected for the full year ending December 31, 2011, or other future periods, because results for interim periods can be disproportionately influenced by various factors and developments and seasonal variations.

The classification of certain prior period amounts has been changed to conform to the presentation in the March 31, 2011 financial statements.

(PPL)

In November 2010, PPL completed the acquisition of LKE.  See Notes 1 and 10 in PPL's 2010 Form 10-K for additional information.  LKE's operating results for the three months ended March 31, 2011 are included in PPL's results of operations with no comparable amounts for the same period in 2010.

(PPL Energy Supply)

In January 2011, PPL Energy Supply distributed its membership interest in PPL Global, representing 100% of the outstanding membership interest of PPL Global, to PPL Energy Supply's parent, PPL Energy Funding.  The distribution was made based on the book value of the assets and liabilities of PPL Global with financial effect as of January 1, 2011.  See Note 8 for additional information.

(PPL and PPL Energy Supply)

"Income (Loss) from Discontinued Operations (net of income taxes)" on the Statements of Income includes the activities of various businesses that were sold or distributed in 2011 and 2010.  See Note 8 for additional information.  The Statements of Cash Flows do not separately report the cash flows of the Discontinued Operations.

2.  Summary of Significant Accounting Policies

(PPL, PPL Energy Supply and PPL Electric)

The following accounting policy disclosures represent updates to Note 1 in each Registrant's 2010 Form 10-K and should be read in conjunction with that discussion.

General

Business and Consolidation (PPL)

On April 1, 2011, PPL, through its indirect, wholly owned subsidiary PPL WEM, completed its acquisition of all of the outstanding ordinary share capital of Central Networks East plc and Central Networks Limited, the sole owner of Central Networks West plc, together with certain other related assets and liabilities, from subsidiaries of E.ON AG.  See Notes 7 and 18 for additional information.

Accounts Receivable (PPL, PPL Energy Supply and PPL Electric)

PPL Electric's customers may elect to procure generation supply from an alternative supplier.  As a result of a PUC-approved purchase of accounts receivable program, PPL Electric has purchased certain accounts receivable from alternative suppliers at a nominal discount, which reflects a provision for uncollectible accounts.  The alternative suppliers (including PPL Electric's affiliate, PPL EnergyPlus) have no continuing involvement or interest in the purchased accounts receivable.  The purchased accounts receivable are initially recorded at fair value using a market approach based on the purchase price paid and are classified as Level 2 in the fair value hierarchy.  PPL Electric receives a nominal fee for administering its program.  During the three months ended March 31, 2011, PPL Electric purchased $265 million of accounts receivable from unaffiliated third parties.  Additionally, PPL Electric purchased $63 million from its affiliate, PPL EnergyPlus.  During the three months ended March 31, 2010, PPL Electric purchased $76 million of accounts receivable from unaffiliated third parties.  Additionally, PPL Electric purchased $33 million from its affiliate, PPL EnergyPlus.

3.  Segment and Related Information

(PPL and PPL Energy Supply)

See Note 2 in each Registrant's 2010 Form 10-K for a discussion of reportable segments.  In January 2011, PPL Energy Supply distributed its membership interest in PPL Global to its parent, PPL Energy Funding.  Following the distribution, PPL Energy Supply operates in a single business segment, the Supply segment.  PPL Energy Supply's 2010 segment information was restated to reflect PPL Global as a Discontinued Operation.  See Note 8 for additional information.  PPL continues to include PPL Global in the International Regulated segment.

Financial data for the segments are:

	PPL		PPL Energy Supply
	2011	2010	2011	2010
Income Statement Data
Revenues from external customers
Kentucky Regulated (a)	$766
International Regulated	225	$213
Pennsylvania Regulated	554	811
Supply (b)	1,365	1,982	$1,369	$2,094
Total	2,910	3,006	1,369	2,094

Intersegment electric revenues
Pennsylvania Regulated	4	2
Supply (c)	6	115

Net Income Attributable to
PPL/PPL Energy Supply
Kentucky Regulated (a)	75
International Regulated (b)	55	76		68	(d)
Pennsylvania Regulated	52	37
Supply (b) (d)	219	137	214	132
Total	$401	$250	$214	$200

	PPL		PPL Energy Supply
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Balance Sheet Data
Total Assets
Kentucky Regulated (a)	$10,457	$10,318
International Regulated	5,055	4,800		$4,800
Pennsylvania Regulated	5,040	5,189
Supply	12,189	12,530	$12,013	11,996
Total	$32,741	$32,837	$12,013	$16,796

(a)
This segment primarily represents the operating activities and assets of LKE, which was acquired in November 2010.  Net income attributable to PPL includes the allocation of interest expense from the 2010 Equity Units issued to fund the acquisition and interest rate swaps.

(b)	Includes unrealized gains and losses from economic activity. See Note 14 for additional information.
(c)	See "PLR Contracts" in Note 11 for a discussion of the basis of accounting between reportable segments.
(d)	Either includes Discontinued Operations or is reported in Discontinued Operations. See Note 8 for additional information.

4.  Earnings Per Share

(PPL)

Basic EPS is computed by dividing income available to PPL common shareowners by the weighted-average number of common shares outstanding during the period.  Diluted EPS is computed by dividing income available to PPL common shareowners by the weighted-average number of shares outstanding that are increased for additional shares that would be outstanding if potentially dilutive non-participating securities were converted to common shares.  In 2011 and 2010, these securities included stock options and performance units granted under incentive compensation plans.  Additionally, in 2011, these securities included the 2010 Purchase Contract component of the 2010 Equity Units.  The 2010 Purchase Contracts will be dilutive only if the average VWAP of PPL's common stock for a certain period exceeds $28.80.  Because the average VWAP has not exceeded $28.80 since issuance, the 2010 Purchase Contracts were excluded from the diluted EPS calculations.   Subject to antidilution adjustments, as of March 31, 2011 the maximum number of shares issuable to settle the 2010 Purchase Contracts was 58,167,000 shares, including 47,915,900 shares that could be issued under standard provisions of the 2010 Purchase Contracts and 10,251,100 shares that could be issued under make-whole provisions in the event of early settlement upon a Fundamental Change.

Reconciliations of the amounts of income and shares of PPL common stock (in thousands) used in the calculation are:

	Three Months Ended March 31,
	2011	2010
Income (Numerator)
Income from continuing operations after income taxes attributable to PPL	$398	$242
Less amounts allocated to participating securities	2	1
Income from continuing operations after income taxes available to PPL common shareowners	$396	$241

Income (loss) from discontinued operations (net of income taxes) available to PPL	$3	$8

Net income attributable to PPL	$401	$250
Less amounts allocated to participating securities	2	1
Net income available to PPL common shareowners	$399	$249

Shares of Common Stock (Denominator)
Weighted-average shares - Basic EPS	484,138	377,717
Add incremental non-participating securities:
Stock options and performance units	207	269
Weighted-average shares - Diluted EPS	484,345	377,986

Basic EPS
Available to PPL common shareowners:
Income from continuing operations after income taxes	$0.82	$0.64
Income (loss) from discontinued operations (net of income taxes)		0.02
Net Income	$0.82	$0.66

Diluted EPS
Available to PPL common shareowners:
Income from continuing operations after income taxes	$0.82	$0.64
Income (loss) from discontinued operations (net of income taxes)		0.02
Net Income	$0.82	$0.66

The following stock options to purchase PPL common stock and performance units were excluded from the computations of diluted EPS because the effect would have been antidilutive.

	Three Months Ended March 31,
(Shares in thousands)	2011	2010

Stock options	6,614	4,154
Performance units	6	77

During the three months ended March 31, 2011, PPL issued 344,380 shares of common stock related to the exercise of stock options, vesting of restricted stock and restricted stock units and conversion of stock units granted to directors under its stock-based compensation plans.  In addition, PPL issued 301,319 and 581,711 shares of common stock related to its ESOP and its DRIP.

See Note 7 for information on the April 2011 issuance of common stock and 2011 Equity Units.

5. Income Taxes

(PPL)

Reconciliations of income tax expense are:

	Three Months Ended March 31,
	2011	2010
Reconciliation of Income Tax Expense
Federal income tax on Income from Continuing Operations Before Income Taxes
at statutory tax rate - 35%	$219	$131
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	25	14
State valuation allowance adjustments (a)	11	(8)
Impact of lower U.K. income tax rates	(8)	(4)
U.S. income tax on foreign earnings - net of foreign tax credit (b)	(6)	2
Federal and state tax reserve adjustments (c)	(1)	(8)
Domestic manufacturing deduction (d)		(4)
Health Care Reform (e)		8
Federal income tax credits	(5)	(2)
Amortization of investment tax credit	(3)	(1)
Depreciation not normalized (a)	(4)
Other	(5)	(2)
Total increase (decrease)	4	(5)
Total income taxes from continuing operations	$223	$126

(a)
In February 2011, the Pennsylvania Department of Revenue issued interpretive guidance on the treatment of bonus depreciation for Pennsylvania income tax purposes.  In accordance with Corporation Tax Bulletin 2011-01, Pennsylvania allows 100% bonus depreciation for qualifying assets in the same year bonus depreciation is allowed for federal tax purposes.  Due to the reduction in projected Pennsylvania taxable income for tax years 2011 and 2012 related to the 100% bonus depreciation deduction, PPL adjusted its deferred tax valuation allowances for Pennsylvania net operating losses.  As a result, during the three months ended March 31, 2011 PPL recorded $11 million of deferred tax expense.

Additionally, the 100% Pennsylvania bonus depreciation deduction created a current state income tax benefit for the flow-through impact of Pennsylvania regulated state tax depreciation.
(b)	During the three months ended March 31, 2011, PPL recorded a $7 million federal income tax benefit related to U.K. pension contributions.
(c)	During the three months ended March 31, 2010, PPL recorded a $6 million federal income tax benefit related to claims associated with foreign earnings.
(d)
In December 2010, Congress enacted legislation allowing 100% bonus depreciation on qualified assets.  The increased tax depreciation eliminates the estimated tax benefit related to the domestic manufacturing deduction in 2011.

(e)
Beginning in 2013, provisions within Health Care Reform eliminated the tax deductibility of retiree health care costs to the extent of federal subsidies received by plan sponsors that provide retiree prescription drug benefits equivalent to Medicare Part D Coverage.  As a result, PPL recorded deferred income tax expense during the three months ended March 31, 2010.  See Note 9 for additional information.

(PPL Energy Supply)

	Three Months Ended March 31,
	2011	2010
Reconciliation of Income Tax Expense
Federal income tax on Income from Continuing Operations Before Income Taxes
at statutory tax rate - 35%	$124	$72
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	17	11
State valuation allowance adjustments (a)	6
Domestic manufacturing deduction (b)		(4)
Health Care Reform (c)		5
Federal income tax credits	(5)	(2)
Total increase (decrease)	18	10
Total income taxes from continuing operations	$142	$82

(a)
In February 2011, the Pennsylvania Department of Revenue issued interpretive guidance on the treatment of bonus depreciation for Pennsylvania income tax purposes.  In accordance with Corporation Tax Bulletin 2011-01, Pennsylvania allows 100% bonus depreciation for qualifying assets in the same year bonus depreciation is allowed for federal tax purposes.  Due to the reduction in projected Pennsylvania taxable income for tax years 2011 and 2012 related to the 100% bonus depreciation deduction, PPL Energy Supply adjusted its deferred tax valuation allowances for Pennsylvania net operating losses.  As a result, during the three months ended March 31, 2011 PPL Energy Supply recorded $6 million of deferred tax expense.

(b)
In December 2010, Congress enacted legislation allowing 100% bonus depreciation on qualified assets.  The increased tax depreciation eliminates the estimated tax benefit related to the domestic manufacturing deduction in 2011.

(c)
Beginning in 2013, provisions within Health Care Reform eliminated the tax deductibility of retiree health care costs to the extent of federal subsidies received by plan sponsors that provide retiree prescription drug benefits equivalent to Medicare Part D Coverage.  As a result, PPL Energy Supply recorded deferred income tax expense during the three months ended March 31, 2010.  See Note 9 for additional information.

(PPL Electric)

	Three Months Ended March 31,
	2011	2010
Reconciliation of Income Tax Expense
Federal income tax on Income Before Income Taxes at statutory tax rate - 35%	$28	$22
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	4	3
Federal and state tax reserve adjustments	(2)	(2)
Federal and state income tax return adjustments	(2)
Depreciation not normalized (a)	(3)
Other	(2)	(2)
Total increase (decrease)	(5)	(1)
Total income taxes	$23	$21

(a)
In February 2011, the Pennsylvania Department of Revenue issued interpretive guidance on the treatment of bonus depreciation for Pennsylvania income tax purposes.  In accordance with Corporation Tax Bulletin 2011-01, Pennsylvania allows 100% bonus depreciation for qualifying assets in the same year bonus depreciation is allowed for federal tax purposes.  The 100% Pennsylvania bonus depreciation deduction created a current state income tax benefit for the flow-through impact of Pennsylvania regulated state tax depreciation.

Unrecognized Tax Benefits (PPL, PPL Energy Supply and PPL Electric)

Changes to unrecognized tax benefits were as follows:

	Three Months Ended March 31,
	2011	2010
PPL
Beginning of period	$251	$212
Additions based on tax positions of prior years		2
Reductions based on tax positions of prior years		(6)
Reductions based on tax positions related to the current year	(1)
Settlements		(1)
Lapse of applicable statutes of limitations	(2)	(2)
Effects of foreign currency translation	3	(4)
End of period	$251	$201

PPL Energy Supply
Beginning of period	$183	$124
Reductions based on tax positions of prior years		(4)
Settlements		(1)
Derecognition (a)	(155)
Effects of foreign currency translation		(4)
End of period	$28	$115

PPL Electric
Beginning of period	$62	$74
Additions based on tax positions of prior years		2
Reductions based on tax positions of prior years		(2)
Reductions based on tax positions related to the current year	(1)
Lapse of applicable statutes of limitations	(2)	(2)
End of period	$59	$72

(a)
Represents unrecognized tax benefits derecognized as a result of PPL Energy Supply's distribution of its membership interest in PPL Global to PPL Energy Supply's parent, PPL Energy Funding.  See Note 8 for additional information on the distribution.

At March 31, 2011, it was reasonably possible that during the next 12 months the total amount of unrecognized tax benefits could increase by as much as $26 million or decrease by up to $229 million for PPL, increase by as much as $1 million or decrease by up to $26 million for PPL Energy Supply and increase by as much as $27 million or decrease by up to $42 million for PPL Electric.  These changes could result from subsequent recognition, derecognition and/or changes in the measurement of uncertain tax positions related to the creditability of foreign taxes, the timing and utilization of foreign tax credits and the related impact on alternative minimum tax and other credits, the timing and/or valuation of certain deductions, intercompany transactions and unitary filing groups.  The events that could cause these changes are direct settlements with taxing authorities, litigation, legal or administrative guidance by relevant taxing authorities and the lapse of an applicable statute of limitation.

At March 31, the total unrecognized tax benefits and related indirect effects that, if recognized, would decrease the effective tax rate were:

	2011	2010

PPL	$181	$109
PPL Energy Supply	12	87
PPL Electric	12	13

6.  Regulatory Assets and Liabilities

(PPL and PPL Electric)

The following table provides information about the regulatory assets and liabilities of PPL and PPL Electric at March 31, 2011 and December 31, 2010.  See Note 3 in each Registrant's 2010 Form 10-K for additional information.

	PPL		PPL Electric
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010

Current Regulatory Assets:
Generation supply charge	$6	$45	$6	$45
Universal service rider	8	10	8	10
Transmission formula rate	2	8	2	8
Environmental cost recovery	6	5
Other	13	17	2
Total current regulatory assets	$35	$85	$18	$63

Noncurrent Regulatory Assets:
Defined benefit plans	$591	$592	$261	$262
Taxes recoverable through future rates	263	254	263	254
Storm costs	131	129	7	7
Unamortized loss on reacquired debt	60	61	26	27
Interest rate swaps	41	43
Coal contracts (a)	19	22
Other	49	44	5	7
Total noncurrent regulatory assets	$1,154	$1,145	$562	$557

Current Regulatory Liabilities:
Coal contracts (a)	$35	$46
Environmental cost recovery	10	12
Emission allowances (a)	9	11
PURTA tax	7	10	$7	$10
Demand side management	13	10
Gas supply clause	4	9
Transmission service charge		8		8
Other	1	3
Total current regulatory liabilities	$79	$109	$7	$18

Noncurrent Regulatory Liabilities:
Accumulated cost of removal of utility plant	$632	$623
Coal contracts (a)	205	213
Power purchase agreement - OVEC (a)	122	124
Net deferred tax assets	38	40
Act 129 compliance rider	18	14	$18	$14
Defined benefit plans	10	10
Other	7	7
Total noncurrent regulatory liabilities	$1,032	$1,031	$18	$14

(a)	These regulatory assets and liabilities were recorded as offsets to certain intangible assets and liabilities that were recorded at fair value upon the acquisition of LKE.

Storm Costs (PPL)

In December 2009, a major snow storm hit KU's Virginia service area causing approximately 30,000 customer outages.  During the normal 2009 Virginia Annual Information Filing (AIF), KU requested that the VSCC establish a regulatory asset and defer for future recovery approximately $6 million in incremental operation and maintenance expenses related to the storm restoration.  In March 2011, the VSCC issued a Staff Report on KU's 2009 AIF stating that they consider storm damage to be extraordinary, non-recurring and material to KU.  The Staff Report also recommended establishing a regulatory asset for these costs, with recovery over a five year period upon approval in the next base rate case.  In March 2011, a regulatory asset of $6 million was established for actual costs incurred.  In April 2011, KU filed an application with the VSCC requesting an annual increase in electric base rates for its Virginia jurisdictional customers including recovery of the storm costs over five years.  While KU cannot predict the amount of the allowed rate increase, KU expects the new rates to go into effect in January 2012.

7.  Financing Activities

Credit Arrangements and Short-term Debt

(PPL, PPL Energy Supply and PPL Electric)

PPL, PPL Energy Supply and PPL Electric maintain credit facilities to enhance liquidity and provide credit support, and as a backstop to commercial paper programs, when necessary.  The following credit facilities were in place at March 31, 2011:

				Letters of
	Expiration		Borrowed	Credit	Unused
	Date	Capacity	(a)	Issued	Capacity
PPL
LG&E and KU Credit Facilities
LG&E Syndicated Credit Facility (b)	Dec. 2014	$400			$400
KU Syndicated Credit Facility (c)	Dec. 2014	400		$198	202
Total LG&E and KU Credit Facilities		$800		$198	$602

WPD Credit Facilities
PPL WW Holdings 5-year Syndicated Credit Facility (d)	Jan. 2013	£150	£113	n/a	£37
WPD (South West) 3-year Syndicated Credit Facility	July 2012	210		n/a	210
Uncommitted Credit Facilities		63		£3	60
Total WPD Credit Facilities (e)		£423	£113	£3	£307

PPL Energy Supply (f)
Syndicated Credit Facility (g)	Dec. 2014	$3,000	$700	$145	$2,155
3-year Bilateral Credit Facility	Mar. 2013	200	n/a	102	98
Total PPL Energy Supply Credit Facilities (h)		$3,200	$700	$247	$2,253

PPL Electric (f)
Syndicated Credit Facility	Dec. 2014	$200		$13	$187
Asset-backed Credit Facility (i)	July 2011	150		n/a	150
Total PPL Electric Credit Facilities		$350		$13	$337

(a)	Amounts borrowed are recorded as "Short-term debt" on the Balance Sheets.

(b)
LG&E repaid the $163 million borrowing that was outstanding under this facility at December 31, 2010 with proceeds received from the remarketing of certain tax-exempt bonds.  See "Long-term Debt and Equity Securities" below for further discussion.

(c)
In April 2011, KU entered into a new $198 million letter of credit facility that will be used to issue letters of credit to support outstanding tax exempt bonds.  The facility matures in April 2014.  In May 2011, letters of credit totaling $198 million were issued under the new facility, replacing letters of credit issued under KU's Syndicated Credit Facility at March 31, 2011.  The new facility contains a financial covenant requiring KU's debt to total capitalization not to exceed 70%, as calculated in accordance with the credit facility.  KU pays customary commitment and letter of credit fees under the new facility

(d)	The cash borrowing outstanding at March 31, 2011 was a USD-denominated borrowing of $181 million, which equated to £113 million at the time of borrowing and bears interest at approximately 1.07%.

(e)	At March 31, 2011, the unused capacity of the WPD credit facilities was approximately $500 million.

(f)	All credit facilities at PPL Energy Supply and PPL Electric also apply to PPL on a consolidated basis.

(g)
PPL Energy Supply's outstanding borrowings under this facility increased by $350 million, net of repayments, since December 31, 2010.  The borrowings outstanding at March 31, 2011 bear interest at a weighted average rate of approximately 2.51%.

(h)
In March 2011, PPL Energy Supply's $300 million 5-year Structured Credit Facility expired.  PPL Energy Supply's obligations under this facility were supported by a $300 million letter of credit issued on PPL Energy Supply's behalf under a separate but related $300 million five-year credit agreement, which also expired in March 2011.

(i)
PPL Electric participates in an asset-backed commercial paper program through which PPL Electric obtains financing by selling and contributing its eligible accounts receivable and unbilled revenue to a special purpose, wholly owned subsidiary on an ongoing basis.  The subsidiary has pledged these assets to secure loans from a commercial paper conduit sponsored by a financial institution.

At March 31, 2011 and December 31, 2010, $276 million and $248 million of accounts receivable and $101 million and $133 million of unbilled revenue were pledged by the subsidiary under the credit agreement related to PPL Electric's and the subsidiary's participation in the asset-backed commercial paper program.  Based on the accounts receivable and unbilled revenue pledged at March 31, 2011, the amount available for borrowing under the facility was limited to $119 million.  PPL Electric's sale to its subsidiary of the accounts receivable and unbilled revenue is an absolute sale of assets, and PPL Electric does not retain an interest in these assets.  However, for financial reporting purposes, the subsidiary's financial results are consolidated in PPL Electric's financial statements.  PPL Electric performs certain record-keeping and cash collection functions with respect to the assets in return for a servicing fee from the subsidiary.

(PPL)

In April 2011, following the completion of the acquisition of Central Networks, WPD (East Midlands) and WPD (West Midlands) each entered into a £300 million 5-year syndicated credit facility.  Under the facilities, WPD (East Midlands) and WPD (West Midlands) each have the ability to make cash borrowings and to request the lenders to issue up to £80 million of letters of credit in lieu of borrowing.  Each company pays customary commitment and utilization fees under its respective facility, and borrowings generally bear interest at LIBOR-based rates plus a spread, depending upon the respective company's senior unsecured long-term debt rating.  Each credit facility contains financial covenants that require the respective company to maintain an interest coverage ratio of consolidated earnings before interest, income taxes, depreciation and amortization to interest expense of at least 3.0 to 1 and total net debt not in excess of 85% of its RAB, in each case calculated in accordance with the credit facilities.

(PPL and PPL Energy Supply)

PPL Energy Supply maintains a $500 million Facility Agreement expiring June 2017, whereby PPL Energy Supply has the ability to request up to $500 million of committed letter of credit capacity at fees to be agreed upon at the time of each request, based on certain market conditions.  At March 31, 2011, PPL Energy Supply had not requested any capacity for the issuance of letters of credit under this arrangement.

PPL Energy Supply, PPL EnergyPlus, PPL Montour and PPL Brunner Island maintain an $800 million secured energy marketing and trading facility, whereby PPL EnergyPlus will receive credit to be applied to satisfy collateral posting obligations related to its energy marketing and trading activities with counterparties participating in the facility.  The credit amount is guaranteed by PPL Energy Supply, PPL Montour and PPL Brunner Island.  PPL Montour and PPL Brunner Island have granted liens on their respective generating facilities to secure any amount they may owe under their guarantees.  The facility expires in November 2015, but is subject to automatic one-year renewals under certain conditions.  There were no secured obligations outstanding under this facility at March 31, 2011.

(PPL and PPL Electric)

PPL Electric maintains a commercial paper program for up to $200 million to provide an additional financing source to fund its short-term liquidity needs, if and when necessary.  Commercial paper issuances are supported by PPL Electric's Syndicated Credit Facility, which expires in December 2014, based on available capacity.  PPL Electric had no commercial paper outstanding at March 31, 2011.

Bridge Facility

(PPL)

In March 2011, concurrently and in connection with entering into the agreement to acquire Central Networks, PPL entered into a commitment letter with certain lenders pursuant to which the lenders committed to provide PPL with 364-day unsecured bridge financing of up to £3.6 billion solely to (i) fund the acquisition and (ii) pay certain fees and expenses in connection with the acquisition.  The bridge financing commitment was subsequently syndicated to a group of banks, including the initial commitment lenders.  Upon the syndication of the commitment, in March 2011, PPL Capital Funding and PPL WEM, as borrowers, and PPL, as guarantor, entered into a £3.6 billion Bridge Facility.  During the three months ended March 31, 2011, PPL recorded $43 million of fees in connection with the Bridge Facility in "'Other current assets" on the Balance Sheet, of which $7 million was amortized to "Interest Expense" on the Statement of Income.

On April 1, 2011, concurrent with the closing of the Central Networks acquisition, PPL Capital Funding borrowed an aggregate of £1.75 billion and PPL WEM borrowed £1.85 billion under the Bridge Facility.  Borrowings bear interest at LIBOR-based rates for periods of one, two, three or six months plus a spread, which is based on PPL Capital Funding's senior unsecured debt rating and the length of time from the date of the acquisition closing that borrowings remain outstanding.  The initial borrowings bear interest at approximately 2.62%.  The borrowers may be required to pay the lenders additional fees under the Bridge Facility that are dependent upon the amount of borrowings and length of time outstanding.  See Note 18 for additional information on the acquisition.

In accordance with the terms of the Bridge Facility, PPL Capital Funding's borrowings of £1.75 billion were repaid with approximately $2.8 billion of proceeds received from PPL's issuance of common stock and 2011 Equity Units in April 2011, as discussed in "Long-term Debt and Equity Securities" below.  Pursuant to Amendment No. 1 to the Bridge Facility, PPL elected to retain a portion of the proceeds from the issuance of its common stock and 2011 Equity Units in excess of the amount repaid under the Bridge Facility.  Later in April 2011, PPL WEM repaid £650 million of its Bridge Facility borrowing.  Such repayment was funded primarily with proceeds received from PPL WEM's issuance of senior notes, which is also discussed below.  As of May 6, 2011, £1.2 billion of borrowings remain outstanding under the Bridge Facility, and continue to bear interest at approximately 2.62% through June 3, 2011, or the date of repayment if earlier.

The Bridge Facility matures 364 days after the closing of the Central Networks acquisition.  Subject to certain conditions, PPL Capital Funding may request, on behalf of PPL WEM, that the maturity date of the remaining £1.2 billion of borrowings under the Bridge Facility be extended for an additional six months. The Bridge Facility contains a financial covenant requiring PPL to maintain a ratio of debt to total capitalization, as defined therein, not to exceed 70%.  The Bridge Facility also contains customary representations, covenants, and events of default and requires the prepayment of advances and/or the permanent reduction of commitments under the facility with the net cash proceeds received from disposals of assets, incurrence of debt and issuance of equity securities, subject to certain exceptions.

In anticipation of the repayment of a portion of the borrowings under the Bridge Facility with U.S. dollar proceeds received from PPL's issuance of common stock and 2011 Equity Units and PPL WEM's issuance of senior notes, PPL entered into forward contracts to purchase GBP in order to economically hedge the foreign currency exchange rate risk related to the repayment.  See Note 14 for further discussion.

Long-term Debt and Equity Securities

(PPL)

In January 2011, LG&E remarketed $163 million of variable rate tax-exempt revenue bonds, which were issued on its behalf by Louisville/Jefferson County, Kentucky, to unaffiliated investors in a term rate mode, bearing interest at 1.90% into 2012.  At December 31, 2010, such bonds were held by LG&E and reflected as "Short-term investments" on the Balance Sheet.  The proceeds from the remarketing were used to repay a $163 million borrowing under LG&E's syndicated credit facility.

In April 2011, LKE, LG&E and KU each filed a Form S-4 Registration Statement with the SEC, as agreed in registration rights agreements entered into in connection with the issuances of senior notes and first mortgage bonds in November 2010 in transactions not registered under the Securities Act of 1933.  The Forms S-4 relate to an offer to exchange the senior notes or first mortgage bonds issued in November 2010 with similar but registered securities.  See Note 7 in PPL's 2010 Form 10-K for additional information.

In connection with the closing of the acquisition of Central Networks, PPL assumed, through consolidation, £250 million of senior notes previously issued by WPD (East Midlands), formerly Central Networks East plc, and £250 million of senior notes previously issued by WPD (West Midlands), formerly Central Networks West plc, equating to an aggregate principal amount of approximately $800 million at the time of closing.

In April 2011, PPL issued 92 million shares of its common stock at a public offering price of $25.30 per share, for a total of $2.328 billion.  Proceeds from the issuance were $2.258 billion, net of the $70 million underwriting discount.  PPL also issued 19.55 million of 2011 Equity Units at a stated amount per unit of $50.00 for a total of $978 million.  Proceeds from the issuance were $948 million, net of the $30 million underwriting discount.  PPL used the net proceeds to repay PPL Capital Funding's borrowings under the Bridge Facility, as discussed above, to pay certain acquisition-related fees and expenses and for general corporate purposes.

Each 2011 Equity Unit consists of a 2011 Purchase Contract and, initially, a 5.0% undivided beneficial ownership interest in $1,000 principal amount of PPL Capital Funding 4.32% Junior Subordinated Notes due 2019 (2019 Notes).

Each 2011 Purchase Contract obligates the holder to purchase, and PPL to sell, for $50.00 a number of shares of PPL common stock to be determined by the average VWAP of PPL's common stock for the 20-trading day period ending on the third trading day prior to May 1, 2014, subject to antidilution adjustments and an early settlement upon a Fundamental Change as follows:

•	if the average VWAP equals or exceeds approximately $30.99, then 1.6133 shares (a minimum of 31,540,015 shares);
•	if the average VWAP is less than approximately $30.99 but greater than $25.30, a number of shares of common stock having a value, based on the average VWAP, equal to $50.00; and
•	if the average VWAP is less than or equal to $25.30, then 1.9763 shares (a maximum of 38,636,665 shares).

If holders elect to settle the 2011 Purchase Contract prior to May 1, 2014, they will receive 1.6133 shares of PPL common stock, subject to antidilution adjustments and an early settlement upon a Fundamental Change.

A holder's ownership interest in the 2019 Notes is pledged to PPL to secure the holder's obligation under the related 2011 Purchase Contract.  If a holder of a 2011 Purchase Contract chooses at any time no longer to be a holder of the 2019 Notes, such holder's obligation under the 2011 Purchase Contract must be secured by a U.S. Treasury security.

Each 2011 Purchase Contract also requires PPL to make quarterly contract adjustment payments at a rate of 4.43% per year on the $50.00 stated amount of the 2011 Equity Unit.  PPL has the option to defer these contract adjustment payments until the 2011 Purchase Contract settlement date.  Deferred contract adjustment payments will accrue additional contract adjustment payments at the rate of 8.75% per year until paid.  Until any deferred contract adjustment payments have been paid, PPL may not declare or pay any dividends or distributions on, or redeem, purchase or acquire or make a liquidation payment with respect to, any of its capital stock, subject to certain exceptions.

The 2019 Notes are fully and unconditionally guaranteed by PPL as to payment of principal and interest.  The 2019 Notes initially bear interest at 4.32% and are not subject to redemption prior to May 2016.  Beginning May 2016, PPL Capital Funding may, at its option, redeem the 2019 Notes, in whole but not in part, at any time, at par plus accrued and unpaid interest.  The 2019 Notes are expected to be remarketed in 2014 into two tranches, such that neither tranche will have an aggregate principal amount of less than the lesser of $250 million and 50% of the aggregate principal amount of the 2019 Notes to be remarketed.  One tranche will mature on or about the third anniversary of the settlement of the remarketing, and the other tranche will mature on or about the fifth anniversary of such settlement.  Upon a successful remarketing, the interest rate on the 2019 Notes may be reset and the maturity of the tranches may be modified as necessary.  In connection with a remarketing, PPL Capital Funding may elect with respect to each tranche, to extend or eliminate the early redemption date and/or calculate interest on the notes of a tranche on a fixed or floating rate basis.  If the remarketing fails, holders of the 2019 Notes will have the right to put their notes to PPL Capital Funding on May 1, 2014 for an amount equal to the principal amount plus accrued interest.

Prior to May 2016, PPL Capital Funding may elect at one or more times to defer interest payments on the 2019 Notes for one or more consecutive interest periods until the earlier of the third anniversary of the interest payment due date and May 2016.  Deferred interest payments will accrue additional interest at a rate equal to the interest rate then applicable to the 2019 Notes.  Until any deferred interest payments have been paid, PPL may not, subject to certain exceptions, (i) declare or pay any dividends or distributions on, or redeem, purchase or acquire or make a liquidation payment with respect to, any of its capital stock, (ii) make any payment of principal of, or interest or premium, if any, on, or repay, purchase or redeem any of its debt securities that upon its liquidation ranks equal with, or junior in interest to, the subordinated guarantee of the 2019 Notes by PPL as of the date of issuance and (iii) make any payments regarding any guarantee by PPL of securities of any of its subsidiaries (other than PPL Capital Funding) if the guarantee ranks equal with, or junior in interest to, the 2019 Notes as of the date of their issuance.

Also in April 2011, PPL WEM issued $460 million of 3.90% Senior Notes due 2016 and $500 million of 5.375% Senior Notes due 2021.  PPL WEM received proceeds of $953 million, net of discounts and underwriting fees, from the combined issuance of the notes.  The net proceeds were used to repay a portion of PPL WEM's borrowing under the Bridge Facility as discussed above.  In connection with the issuance of the senior notes, PPL entered into cross currency interest rate swaps for the entire aggregate principal amount of each series of notes in order to hedge PPL WEM's risk of variability in the GBP functional currency equivalent cash flows related to its U.S. dollar interest and principal payments on the notes.

Legal Separateness

(PPL, PPL Energy Supply and PPL Electric)

The subsidiaries of PPL are separate legal entities.  PPL's subsidiaries are not liable for the debts of PPL.  Accordingly, creditors of PPL may not satisfy their debts from the assets of PPL's subsidiaries absent a specific contractual undertaking by a subsidiary to pay PPL's creditors or as required by applicable law or regulation.  Similarly, absent a specific contractual undertaking or as required by applicable law or regulation, PPL is not liable for the debts of its subsidiaries.  Accordingly, creditors of PPL's subsidiaries may not satisfy their debts from the assets of PPL absent a specific contractual undertaking by PPL to pay the creditors of its subsidiaries or as required by applicable law or regulation.

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

Distributions and Capital Contributions

(PPL)

In February 2011, PPL declared its quarterly common stock dividend, effective April 1, 2011, at 35.0 cents per share (equivalent to $1.40 per annum).  Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, cash flows, financial and legal requirements and other factors.

(PPL Energy Supply)

During the three months ended March 31, 2011, PPL Energy Supply distributed $81 million to its parent company, PPL Energy Funding.  In January 2011, PPL Energy Supply also distributed to PPL Energy Funding its membership interest in PPL Global, including cash and cash equivalents of $325 million.  See Note 8 for additional information.

(PPL Electric)

During the three months ended March 31, 2011, PPL Electric paid common stock dividends of $18 million to PPL.

8.  Acquisitions, Development and Divestitures

(PPL, PPL Energy Supply and PPL Electric)

PPL and its subsidiaries continuously evaluate strategic options and, from time to time, negotiate with third parties regarding acquisitions and dispositions of businesses and assets, joint ventures and development projects, which may or may not result in consummated transactions.  Any resulting transactions may impact future financial results.  See below for information on the sales of businesses that were presented as discontinued operations by PPL and PPL Energy Supply.

Acquisitions (PPL)

Acquisition of Central Networks

See Note 18 for information on PPL's April 1, 2011 acquisition of Central Networks.

Acquisition of LKE

See Notes 1 and 10 in PPL's 2010 Form 10-K for information on PPL's November 2010 acquisition of LKE.

Development

(PPL)

In January 2011, LKE began dispatching TC2 to meet customer demand.  See Note 8 in PPL's 2010 Form 10-K for additional information.

(PPL and PPL Energy Supply)

The NRC continues to review the COLA submitted by a PPL Energy Supply subsidiary for the proposed Bell Bend nuclear generating unit to be built adjacent to the Susquehanna plant.  At March 31, 2011 and December 31, 2010, $114 million and $109 million of costs associated with the licensing application were capitalized and are included on the Balance Sheets in noncurrent "Other intangibles."  PPL believes it is probable that these costs are ultimately recoverable following NRC approval of the COLA either through construction of the new nuclear unit, transfer of the COLA rights to a joint venture, or sale of the COLA rights to another party.  The PPL Energy Supply subsidiary remains active in the DOE Federal loan guarantee application process.  See Note 8 in each Registrant's 2010 Form 10-K for additional information.

(PPL and PPL Electric)

PPL Electric anticipates that delays in obtaining the necessary National Park Service approvals for the Susquehanna-Roseland transmission line will delay its in-service date to 2014 or later.  In the first quarter of 2011, PJM issued an updated assessment of the new line within its 2010 Regional Transmission Expansion Plan, which confirms that the line is needed by 2012 to prevent overloads on other power lines in the region.  PJM has developed a strategy to manage potential reliability problems until the line is built.  PPL Electric cannot predict what additional actions, if any, PJM might take in the event of a continued delay to its scheduled in-service date for the new line.  See Note 8 in each Registrant's 2010 Form 10-K for additional information.

Discontinued Operations

(PPL and PPL Energy Supply)

Sale of Certain Non-core Generation Facilities

In March 2011, PPL Energy Supply subsidiaries completed the sale of their ownership interests in certain non-core generation facilities, which were included in the Supply segment, for $381 million.  The transaction included the natural gas-fired facilities in Wallingford, Connecticut and University Park, Illinois and an equity interest in Safe Harbor Water Power Corporation, which owns a hydroelectric facility in Conestoga, Pennsylvania.  In connection with the completion of the sale, PPL Energy Supply recorded an insignificant after-tax loss in the first quarter of 2011.  See Note 9 in each Registrant's 2010 Form 10-K for additional information, including after-tax impairment charges totaling $64 million recorded in the third and fourth quarters of 2010.

Following are the components of Discontinued Operations in the Statements of Income.

	Three Months Ended March 31,
	2011	2010

Operating revenues	$19	$28
Operating expenses	9	12
Operating income	10	16
Other income (expense) - net		1
Interest expense (a)	3	3
Income before income taxes	7	14
Income tax expense	4	6
Income (Loss) from Discontinued Operations	$3	$8

(a)	Represents allocated interest expense based upon debt attributable to the generation facilities sold.

Upon completion of the sale, assets primarily consisting of $357 million of PP&E and a $14 million equity method investment, which were classified as held for sale at December 31, 2010, were removed from the Balance Sheet.

Sale of Long Island Generation Business

In February 2010, a PPL Energy Supply subsidiary completed the sale of its Long Island generation business, which was included in the Supply segment.  The definitive sales agreement included provisions that reduced the $135 million purchase price monthly, commencing September 1, 2009.  After adjusting for these price-reduction provisions, proceeds from the sale approximated $124 million.  There was no significant impact on earnings in the first quarter of 2010 from the operation of this business or as a result of this sale.

Distribution of Membership Interest in PPL Global to Parent (PPL Energy Supply)

In January 2011, PPL Energy Supply distributed its membership interest in PPL Global, representing 100% of the outstanding membership interests of PPL Global, to PPL Energy Supply's parent, PPL Energy Funding.  The distribution was made based on the book value of the assets and liabilities of PPL Global with financial effect as of January 1, 2011.  The purpose of the distribution was to better align PPL's organizational structure with the manner in which it manages these businesses and reports segment information in its consolidated financial statements.  Following the distribution, PPL Energy Supply retained its core business, which is the generation and marketing of power, primarily in the northeastern and northwestern U.S.

Following are the components of Discontinued Operations in the Statement of Income.

Three Months
Ended March 31,
2010

Operating revenues	$213
Operating expenses	91
Operating income	122
Other income (expense) - net	1
Interest expense (a)	31
Income before income taxes	92
Income tax expense	24
Income (Loss) from Discontinued Operations	$68

(a)	No interest was allocated, as PPL Global is sufficiently capitalized.

In connection with the distribution, the following assets and liabilities were removed from PPL Energy Supply's Balance Sheet in the first quarter of 2011.  Except for "Cash and cash equivalents," which has been reflected as a financing activity, the remaining distribution represents a non-cash transaction excluded from PPL Energy Supply's 2011 Statement of Cash Flows.

Cash and cash equivalents	$325
Accounts receivable	46
Unbilled revenues	70
Other current assets	21
PP&E, net	3,502
Goodwill	679
Other intangibles	80
Other noncurrent assets	77
Total Assets	4,800

Short-term debt	181
Accounts payable	86
Accrued interest	71
Other current liabilities	112
Long-term debt	2,313
Deferred income tax liabilities - noncurrent	399
Accrued pension obligations	320
Other deferred credits and noncurrent liabilities	30
Total Liabilities	3,512
Net assets distributed	$1,288

9. Defined Benefits
(PPL and PPL Energy Supply)

Net periodic defined benefit costs (credits) were:

	Three Months Ended March 31,
					Other Postretirement
	Pension Benefits				Benefits
	U.S.		U.K.
	2011	2010	2011	2010	2011	2010
PPL
Service cost	$24	$15	$5	$5	$3	$2
Interest cost	55	37	39	39	8	7
Expected return on plan assets	(62)	(44)	(52)	(50)	(6)	(5)
Amortization of:
Transition obligation						2
Prior service cost	6	5	1	1		2
Actuarial (gain) loss	6	1	14	12	2	1
Net periodic defined benefit costs (credits)	$29	$14	$7	$7	$7	$9

PPL Energy Supply
Service cost	$1	$1		$5
Interest cost	2	2		39
Expected return on plan assets	(2)	(2)		(50)
Amortization of:
Prior service cost				1
Actuarial (gain) loss		1		12
Net periodic defined benefit costs (credits)	$1	$2		$7

(PPL Energy Supply)

See Note 8 for information on PPL Energy Supply's January 2011 distribution of its membership interest in PPL Global to its parent, PPL Energy Funding, which included associated accrued pension obligations.

(PPL Energy Supply and PPL Electric)

In addition to the specific plans it sponsors, PPL Energy Supply and its subsidiaries are also allocated costs of defined benefit plans sponsored by PPL Services, based on their participation in those plans, which management believes are reasonable.  PPL Electric does not directly sponsor any defined benefit plans.  PPL Electric was allocated costs of defined benefit plans sponsored by PPL Services, based on its participation in those plans, which management believes are reasonable.  PPL Services allocated the following amounts to PPL Energy Supply and PPL Electric, including amounts applied to accounts that are further distributed between capital and expense.

	Three Months Ended March 31,
	2011	2010

PPL Energy Supply	$7	$9
PPL Electric	6	7

Expected Cash Flows - U.K. Pension Plans

(PPL)

During the first quarter of 2011, WPD updated its expected pension contributions for 2011 to $84 million from $15 million.  An insignificant amount was contributed during the first quarter, with the balance contributed in April 2011.  The increased contributions are being made to prepay future contribution requirements to fund pension plan deficits.

Health Care Reform (PPL, PPL Energy Supply and PPL Electric)

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

10.  Commitments and Contingencies

Energy Purchases, Energy Sales and Other Commitments

Energy Purchase Commitments

(PPL)

Pursuant to a power purchase agreement with OVEC, extended in February 2011 to 2040, pending regulatory approvals, LG&E and KU may be conditionally responsible for their pro-rata share of certain obligations of OVEC under defined circumstances.  These contingent liabilities may include unpaid OVEC indebtedness as well as shortfall amounts in certain excess decommissioning costs and postretirement benefits other than pension.  LG&E's and KU's contingent proportionate share of OVEC's outstanding debt was $111 million at March 31, 2011.

(PPL and PPL Electric)

In 2009, the PUC approved PPL Electric's procurement plan for the period January 2011 through May 2013.  Through April 2011, PPL Electric has conducted seven of its 14 planned competitive solicitations.  The solicitations include a mix of long-term and short-term purchases ranging from five months to ten years to fulfill PPL Electric's obligation to provide for customer supply as a PLR.

Legal Matters

(PPL, PPL Energy Supply and PPL Electric)

PPL and its subsidiaries are involved in legal proceedings, claims and litigation in the ordinary course of business.  PPL and its subsidiaries cannot predict the outcome of such matters, or whether such matters may result in material liabilities, unless otherwise noted.

(PPL)

Trimble County Unit 2 Construction

In June 2006, LKE entered into a construction contract regarding the TC2 project.  The contract is generally in the form of a turnkey agreement for the design, engineering, procurement, construction, commissioning, testing and delivery of the project, according to designated specifications, terms and conditions.  The contract price and its components are subject to a number of potential adjustments which may serve to increase or decrease the ultimate construction price.  During 2009 and 2010, LKE received several contractual notices from the TC2 construction contractor asserting historical force majeure and excusable event claims for a number of adjustments to the contract price, construction schedule, commercial operations date, liquidated damages or other relevant provisions.  In September 2010, LKE and the construction contractor agreed to a settlement to resolve the force majeure and excusable event claims occurring through July 2010, under the TC2 construction contract, which settlement provided for a limited, negotiated extension of the contractual commercial operations date and/or relief from liquidated damage calculations.  With limited exceptions, LKE took care, custody and control of TC2 in January 2011.  LG&E and KU and the contractor agreed to further amend the construction agreement whereby the contractor will complete certain actions relating to identifying and completing any necessary modifications to allow operation of TC2 on all fuels in accordance with initial specifications prior to certain dates, and amending the provisions relating to liquidated damages.  The remaining issues are still under discussion with the contractors and PPL cannot currently predict the ultimate outcome of these matters.

Trimble County Unit 2 Transmission

LG&E's and KU's Certificate of Public Convenience and Necessity (CCN) and condemnation rights relating to a transmission line associated with the TC2 construction have been challenged by certain property owners in Hardin County, Kentucky. Certain proceedings relating to CCN challenges and federal historic preservation permit requirements have concluded with outcomes in LG&E's and KU's favor.  With respect to the remaining issues in dispute, during 2008 KU obtained various successful rulings at the Hardin County Circuit Court confirming its condemnation rights.  In August 2008, several landowners appealed such rulings to the Kentucky Court of Appeals.  In May 2010, the Kentucky Court of Appeals issued an Order affirming the Hardin Circuit Court's finding that KU had the right to condemn easements on the properties.  In May 2010, the landowners filed a petition for reconsideration with the Kentucky Court of Appeals.  In July 2010, the Kentucky Court of Appeals denied that petition.  In August 2010, the landowners filed for discretionary review of that denial by the Kentucky Supreme Court.  In March 2011, the Kentucky Supreme Court issued an order declining the discretionary review request, thus closing this matter.

(PPL and PPL Energy Supply)

Spent Nuclear Fuel Litigation

Federal law requires the U.S. government to provide for the permanent disposal of commercial spent nuclear fuel, but there is no definitive date by which a repository will be operational.  As a result, it was necessary to expand Susquehanna's on-site spent fuel storage capacity.  To support this expansion, PPL Susquehanna contracted for the design and construction of a spent fuel storage facility employing dry cask fuel storage technology.  The facility is modular, so that additional storage capacity can be added as needed.  The facility began receiving spent nuclear fuel in 1999.  PPL Susquehanna estimates that there is sufficient storage capacity in the spent nuclear fuel pools and the on-site dry cask storage facility at Susquehanna to accommodate spent fuel discharged through approximately 2017 under current operating conditions.  If necessary, the on-site dry cask storage facility can be expanded, assuming appropriate regulatory approvals are obtained, such that, together, the spent fuel pools and the expanded dry fuel storage facility will accommodate all of the spent fuel expected to be discharged through the current licensed life of the plant.

In 1996, the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit Court) ruled that the Nuclear Waste Policy Act imposed on the DOE an unconditional obligation to begin accepting spent nuclear fuel on or before January 31, 1998.  In 1997, the D.C. Circuit Court ruled that the contracts between the utilities and the DOE provide a potentially adequate remedy if the DOE failed to begin accepting spent nuclear fuel by January 31, 1998.  The DOE did not, in fact, begin to accept spent nuclear fuel by that date.  The DOE continues to contest claims that its breach of contract resulted in recoverable damages.  In January 2004, PPL Susquehanna filed suit in the U.S. Court of Federal Claims for unspecified damages suffered as a result of the DOE's breach of its contract to accept and dispose of spent nuclear fuel.  Discovery in the case has concluded but the trial court has stayed the proceedings pending the outcome of settlement discussions between the parties.  PPL cannot predict the outcome of these proceedings.

Montana Hydroelectric Litigation

In November 2004, PPL Montana, Avista Corporation (Avista) and PacifiCorp commenced an action for declaratory judgment in Montana First Judicial District Court seeking a determination that no lease payments or other compensation for their hydroelectric facilities' use and occupancy of riverbeds in Montana can be collected by the State of Montana.  This lawsuit followed dismissal on jurisdictional grounds of an earlier federal lawsuit seeking such compensation in the U.S. District Court of Montana.  The federal lawsuit alleged that the beds of Montana's navigable rivers became state-owned trust property upon Montana's admission to statehood, and that the use of them should, under a 1931 regulatory scheme enacted after all but one of the hydroelectric facilities in question were constructed, trigger lease payments for use of land beneath.  In July 2006, the Montana state court approved a stipulation by the State of Montana that it was not seeking compensation for the period prior to PPL Montana's December 1999 acquisition of the hydroelectric facilities.

Following a number of adverse trial court rulings, in 2007 Pacificorp and Avista each entered into settlement agreements with the State of Montana providing, in pertinent part, that each company would make prospective lease payments for use of the State's navigable riverbeds (subject to certain future adjustments), resolving the State's claims for past and future compensation.

Following an October 2007 trial of this matter on damages, in June 2008, the Montana District Court awarded the State retroactive compensation of approximately $35 million for the 2000-2006 period and approximately $6 million for 2007 compensation.  Those unpaid amounts continue to accrue interest at 10% per year.  The Montana District Court also deferred determination of compensation for 2008 and future years to the Montana State Land Board.  In October 2008, PPL Montana appealed the decision to the Montana Supreme Court, requesting a stay of judgment and a stay of the Land Board's authority to assess compensation for 2008 and future periods.

In March 2010, the Montana Supreme Court substantially affirmed the June 2008 Montana District Court decision.  As a result, in the first quarter of 2010, PPL Montana recorded a pre-tax charge of $56 million ($34 million after tax or $0.08 per share, basic and diluted, for PPL), representing estimated rental compensation for the first quarter of 2010 and prior years, including interest.  Rental compensation was estimated for periods subsequent to 2007, although such estimated amounts may differ from amounts ultimately determined by the Montana State Land Board.  The portion of the pre-tax charge that related to prior years totaled $54 million ($32 million after tax).  The pre-tax charge recorded on the Statement of Income was $49 million in "Other operation and maintenance" and $7 million in "Interest Expense."  PPL Montana continues to accrue interest expense for the prior years and rent expense for the current year.  PPL Montana's total loss accrual at March 31, 2011 was $78 million.

In August 2010, PPL Montana filed a petition for a writ of certiorari with the U.S. Supreme Court requesting the Court's review of this matter.  Several amicus briefs have been filed supporting PPL Montana's petition, including, among others, a combined brief by the Edison Electric Institute and National Hydropower Association.  In October 2010, the State of Montana and PPL Montana filed their respective reply briefs.  In November 2010, the Supreme Court requested the U.S. Solicitor General to provide its views on behalf of the federal government whether the Court should grant or deny PPL Montana's petition.  It is not known when that brief might be filed in 2011 or what the position of the Solicitor General will be.  The stay of the judgment granted during the proceedings before the Montana Supreme Court has been extended by agreement with the State of Montana, to cover the anticipated period of the proceeding before the U.S. Supreme Court.  PPL cannot predict the outcome of this matter.

PJM/MISO Billing Dispute (PPL, PPL Energy Supply and PPL Electric)

In 2009, PJM reported that it had discovered a modeling error in the market-to-market power flow calculations between PJM and the MISO.  The error was a result of incorrect modeling of certain generation resources that have an impact on power flows across the PJM/MISO border.  Informal settlement discussions on this issue terminated in March 2010.  Also in March 2010, MISO filed two complaints with the FERC concerning the modeling error and related matters with a demand for $130 million of principal plus interest.  In April 2010, PJM filed answers to the complaints and filed a related complaint against MISO.  In its answers and complaint, PJM denies that any compensation is due to MISO and seeks recovery in excess of $25 million from MISO for alleged violations by MISO regarding market-to-market power flow calculations.  PPL participates in markets in both PJM and MISO.  The amount and timing of any payments by PJM to MISO or by MISO to PJM relating to these modeling errors is uncertain, as is the method by which PJM or MISO would allocate any such payments to PJM and MISO participants.  In June 2010, the FERC ordered the complaints to be consolidated and set for settlement discussions, followed by hearings if the discussions are unsuccessful.  In January 2011, the parties to this dispute filed a settlement with the FERC under which no compensation would be paid to either PJM or MISO and providing for certain improvements in how the calculations are administered going forward.  The settlement requires FERC approval.  PPL cannot predict the outcome of this matter.

Regulatory Issues

Enactment of Financial Reform Legislation (PPL and PPL Energy Supply)

In July 2010, the Dodd-Frank Act was signed into law.  Of particular relevance to PPL and PPL Energy Supply, the Dodd-Frank Act includes provisions that require most over-the-counter derivative transactions to be executed through an exchange and to be centrally cleared.  The Dodd-Frank Act, however, provides an exemption from mandatory clearing and exchange trading requirements for over-the-counter derivative transactions used to hedge or mitigate commercial risk.  Although the phrase "to hedge or mitigate commercial risk" is not defined in the Dodd-Frank Act, the 2010 rules proposed by the Commodity Futures Trading Commission set forth an inclusive, multi-pronged definition for the phrase.  Based on this proposed definition and other requirements in the proposed rule, it is anticipated that transactions utilized by PPL and PPL Energy Supply should qualify if they are not entered into for speculative purposes.  The Dodd-Frank Act also provides that the Commodity Futures Trading Commission may impose collateral and margin requirements for over-the-counter derivative transactions, including those that are used to hedge commercial risk.  However, during drafting of the Dodd-Frank Act, certain members of Congress adopted report language and issued a public letter stating that it was not their intention to impose margin and collateral requirements on counterparties that utilize these transactions to hedge commercial risk.  Final rules on major provisions in the Dodd-Frank Act, including imposition of collateral and margin requirements, will be established through rulemakings and, in most cases, will not take effect until at least 12 months after the date of enactment.  PPL and PPL Energy Supply may be required to post additional collateral if they are subject to margin requirements as ultimately adopted in the implementing regulations of the Dodd-Frank Act.  PPL and PPL Energy Supply will continue to evaluate the provisions of the Dodd-Frank Act and monitor developments related to its implementation.  At this time, PPL and PPL Energy Supply cannot predict the impact that the new law or its implementing regulations will have on their business or operations, or the markets in which they transact business.

Kentucky Activities (PPL)

Integrated Resource Planning (IRP) regulations in Kentucky require major utilities to make triennial IRP filings with the KPSC.  In April 2011, LG&E and KU filed their 2011 joint IRP with the KPSC.  The IRP provides historical and projected demand, resource and financial data, and other operating performance and system information.  Pursuant to a December 2008 Order, KU will file with the VSCC the 2011 joint IRP by September 2011, along with certain supplemental information as required by this Order.  Impending environmental regulation could result in the retirements of older, smaller coal-fired units and therefore the IRP assumes approximately 800 MWs of potential retirements of coal-fired capacity in 2016 and replacement by combined-cycle gas units.  In addition, the IRP assumes approximately 500 MW of peak demand reductions by 2017 through existing or expanded demand side management or energy efficiency programs.  Implementation of the major findings of the IRP is subject to further analysis and decision-making and further regulatory approvals.

On May 2, 2011, LG&E and KU filed notices of intent to file ECR plans with the KPSC.  The plans are expected to be filed on or after June 1, 2011.

Virginia Activities (PPL)

In April 2011, KU filed an application with the VSCC requesting an annual increase in electric base rates for its Virginia jurisdictional customers in an amount of $9 million or approximately 14%.  The proposed increase reflects a rate of return on rate base of 8%, based on a return on equity of 11%, inclusive of expenditures to complete TC2, all new flue gas desulfurization controls, recovery of a 2009 storm regulatory asset and various other adjustments to revenue and expenses for the test year ended December 31, 2010.  While KU cannot predict the amount of the allowed increase, it expects the new rates to go into effect in January 2012.

Pennsylvania Activities (PPL and PPL Electric)

Act 129

Act 129 requires electric utilities to meet specified goals for reduction in customer electricity usage and peak demand by specified dates.  Utilities not meeting the requirements of Act 129 are subject to significant penalties.

Under Act 129, Electric Distribution Companies (EDCs) must develop and file an energy efficiency and conservation plan (EE&C Plan) with the PUC and contract with conservation service providers to implement all or a portion of the EE&C Plan.  Act 129 requires EDCs to cause reduced electricity consumption of 1% by 2011 and 3% by 2013, and reduced peak demand of 4.5% by 2013.  EDCs will be able to recover the costs (capped at 2% of the EDC's 2006 revenue) of implementing their EE&C Plans.  In October 2009, the PUC approved PPL Electric's EE&C Plan.  The plan includes 14 programs, all of which are voluntary for customers.  The plan includes a proposed rate mechanism for recovery of all costs incurred by PPL Electric to implement the plan.  In September 2010, PPL Electric filed its Program Year 1 Annual Report and Process Evaluation Report.  PPL Electric also filed a petition requesting permission to modify two components of its EE&C Plan.  Various responses were filed to that petition which the PUC assigned to two Administrative Law Judges for hearings and a recommended decision.  In December 2010, the Administrative Law Judges issued a recommended decision approving PPL Electric's request.  Parties filed exceptions and reply exceptions to the recommended decision.  The PUC issued its final order in January 2011, approving the changes proposed by PPL Electric and directing PPL Electric to re-file its plan to reflect all changes made since its initial approval.  Several parties filed comments to PPL Electric's revised plan and PPL Electric filed replies to those comments.  This matter remains pending before the PUC.

Act 129 also requires installation of smart meters for new construction, upon the request of consumers at their cost, or on a depreciation schedule not exceeding 15 years.  Under Act 129, EDCs will be able to recover the costs of providing smart metering technology.  In August 2009, PPL Electric filed its proposed smart meter technology procurement and installation plan with the PUC.  All of PPL Electric's metered customers currently have smart meters installed at their service locations, and PPL Electric's current advanced metering technology generally satisfies the requirements of Act 129 and does not need to be replaced.  In June 2010, the PUC entered its order approving PPL Electric's smart meter plan with several modifications.  In compliance with the order, in the third quarter of 2010, PPL Electric submitted a revised plan with a cost estimate of $38 million to be incurred over a five-year period, beginning in 2009, and filed a rider to recover these costs beginning January 1, 2011.  In December 2010, the PUC approved PPL Electric's rate rider to recover the costs of its smart meter program.

Act 129 also requires the Default Service Provider (DSP) to provide electric generation supply service to customers pursuant to a PUC-approved competitive procurement plan through auctions, requests for proposal and bilateral contracts at the sole discretion of the DSP.  Act 129 requires a mix of spot market purchases, short-term contracts and long-term contracts (four to 20 years, with long-term contracts limited to up to 25% of the load unless otherwise approved by the PUC).  The DSP will be able to recover the costs associated with a competitive procurement plan.

Under Act 129, the DSP competitive procurement plan must ensure adequate and reliable service "at least cost to customers" over time.  Act 129 grants the PUC authority to extend long-term power contracts up to 20 years, if necessary, to achieve the "least cost" standard.  The PUC has approved PPL Electric's procurement plan for the period January 1, 2011 through May 31, 2013, and PPL Electric has begun purchasing under that plan.  In December 2010, the PUC approved PPL Electric's rate rider to recover the costs of providing default service.

PUC Investigation of Retail Market

In April 2011, the PUC opened an investigation of Pennsylvania's retail electricity market.  The investigation will be conducted in two phases.  Phase one will address the status of the current retail market and explore potential changes.  Questions promulgated by the PUC for this phase of the investigation focus primarily on default service issues.  Phase two will study how best to address issues identified by the PUC as being most relevant to improving the current retail electricity market.  The investigation probably will not be completed before the end of the year.  PPL Electric cannot predict the outcome of the investigation.

New Jersey Capacity Legislation (PPL, PPL Energy Supply and PPL Electric)

In January 2011, New Jersey enacted a law that intervenes in the wholesale capacity market exclusively regulated by the FERC:  S. No. 2381, 214th Leg. (N.J. 2011) (the Act).  To create incentives for the development of new, in-state electric generation facilities, the Act implements a "long-term capacity agreement pilot program (LCAPP)."  The Act requires New Jersey utilities to pay a guaranteed fixed price for wholesale capacity, imposed by the New Jersey Board of Public Utilities (BPU), to certain new generators participating in PJM, with the ultimate costs of that guarantee to be borne by New Jersey ratepayers.  PPL believes the intent and effect of the LCAPP is to encourage the construction of new generation in New Jersey even when, under the FERC-approved PJM economic model, such new generation would not be economic.  The Act could depress capacity prices in PJM in the short term, impacting PPL Energy Supply's revenues, and harm the long-term ability of the PJM capacity market to incent necessary generation investment throughout PJM.  In February 2011, the PJM Power Providers Group (P3), an organization in which PPL is a member, filed a complaint before the FERC seeking changes in PJM's capacity market rules designed to ensure that subsidized generation, such as may result from the implementation of the LCAPP, will not be able to set capacity prices artificially low as a result of their exercise of buyer market power.  In April 2011, the FERC issued an order granting in part and denying in part P3's complaint and ordering changes in PJM's capacity rules consistent with a significant portion of P3's requested changes.  PPL cannot predict the outcome of this proceeding.

In addition, in February 2011, PPL, with several other generating companies and utilities, filed a complaint in Federal Court in New Jersey challenging the Act on the grounds that it violates well-established principles under the Supremacy Clause and the Commerce Clause of the U.S. Constitution.  In this action, the Plaintiffs request declaratory and injunctive relief barring implementation of the Act by the Commissioners of the BPU.  PPL cannot predict the outcome of this proceeding.

FERC Formula Rates (PPL and PPL Electric)

In 2009, the FERC approved PPL Electric's request to change the method for calculating its transmission rates to formula-based rates to support continued investment in its transmission system.  As part of the approval, for the period commencing with the effective date November 1, 2008 through May 31, 2011, no opposing party may formally challenge the established return on equity.

In May 2010, PPL Electric initiated the 2010 Annual Update of its formula rate.  In November 2010, a group of municipal customers taking transmission service in PPL Electric's zone filed a preliminary challenge to the update, and in December, 2010 they filed a formal challenge.  In January 2011, PPL Electric filed a motion to dismiss a number of the challenges and submitted responses to all of the challenges.  The group of municipal customers filed answers to PPL Electric's motion to dismiss and its responses to the formal challenge.  PPL Electric cannot predict the outcome of this proceeding which remains pending before the FERC.

California ISO and Western U.S. Markets (PPL and PPL Energy Supply)

Through its subsidiaries, PPL made $18 million of sales to the California ISO during the period October 2000 through June 2001, $17 million of which has not been paid to PPL subsidiaries.  Also, there has been further litigation about additional claims of refunds for periods prior to October 2000.  In January 2011, PPL and the "California Parties" (collectively, three California utility companies, the California Public Utility Commission and certain California state authorities) filed a settlement under which PPL would receive approximately $2 million of its $17 million claim, together with interest.  The FERC must approve the settlement.  At March 31, 2011, PPL has reserved all of the non-payment exposure related to these sales.

In June 2003, the FERC took several actions as a result of several related investigations beyond the California ISO litigation.  The FERC terminated proceedings to consider whether to order refunds for spot market bilateral sales made in the Pacific Northwest, including sales made by PPL Montana, during the period December 2000 through June 2001.  In August 2007, the U.S. Court of Appeals for the Ninth Circuit reversed the FERC's decision and ordered the FERC to consider additional evidence.  The FERC also commenced additional investigations relating to "gaming" and bidding practices during 2000 and 2001, but neither PPL EnergyPlus nor PPL Montana believes it is a subject of these investigations.

Although PPL and its subsidiaries believe that they have not engaged in any improper trading or marketing practices affecting the western markets, PPL cannot predict the outcome of the above-described investigations, lawsuits and proceedings or whether any PPL subsidiaries will be the subject of any additional governmental investigations or named in other lawsuits or refund proceedings.

PJM RPM Litigation (PPL, PPL Energy Supply and PPL Electric)

In May 2008, a group of state public utility commissions, state consumer advocates, municipal entities and electric cooperatives, industrial end-use customers and a single electric distribution company (collectively, the RPM Buyers) filed a complaint before the FERC objecting to the prices for capacity under the PJM Reliability Pricing Model (RPM) that were set in the 2008-09, 2009-10 and 2010-11 RPM base residual auctions.  The RPM Buyers requested that the FERC reset the rates paid to generators for capacity in those periods to a significantly lower level.  Thus, the complaint requests that generators be paid less for those periods through refunds and/or prospective changes in rates.  The relief requested in the complaint, if granted, could have a material effect on PPL, PPL Energy Supply and PPL Electric.  PJM, PPL and numerous other parties have responded to the complaint, strongly opposing the relief sought by the RPM Buyers.  In September 2008, the FERC entered an order denying the complaint.  In August 2009, the RPM Buyers appealed the FERC's decision to the U.S. Court of Appeals for the Fourth Circuit, and the appeal was subsequently transferred to the U.S. Court of Appeals for the District of Columbia Circuit.  In February 2011, the U.S. Court of Appeals for the District of Columbia Circuit issued an order denying the appeal.  PPL cannot predict the outcome of this proceeding.

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

FERC Market-Based Rate Authority (PPL and PPL Energy Supply)

In December 1998, the FERC authorized PPL EnergyPlus to make wholesale sales of electric power and related products at market-based rates.  In that order, the FERC directed PPL EnergyPlus to file an updated market analysis within three years after the order, and every three years thereafter.  Since then, periodic market-based rate filings with the FERC have been made by PPL EnergyPlus, PPL Electric, PPL Montana and most of PPL Generation's subsidiaries.  These filings consisted of a Northwest market-based rate filing for PPL Montana and a Northeast market-based rate filing for most of the other PPL subsidiaries in PJM's region.  In December 2010, PPL filed its market-based rate update for the Eastern region.  In January 2011, PPL filed the market-based rate update for the Western region.

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

Tax Litigation (PPL and PPL Electric)

In January 2011, the IRS appealed, to the U.S. Court of Appeals for the Third Circuit, the U.S. Tax Court's decision that the 1997 U.K. Windfall Profits Tax (WPT) is a creditable tax for U.S. Federal income tax purposes.  In its decision, the Tax Court ruled on two issues: (1) the 1997 U.K. WPT imposed on all U.K. privatized utilities, including PPL's U.K. subsidiary, was creditable against the Company's U.S. income taxes; and (2) PPL Electric's street lighting assets could be depreciated for tax purposes over seven years as permitted for "property without a class life" instead of the 20-year depreciation recovery period argued by the IRS.  The IRS is not appealing the street lighting decision.  PPL filed its tax returns for 1997 and all intervening years on the basis that the WPT was creditable and that the appropriate tax depreciable life for its street lighting assets was seven years.  Therefore, the cash benefit resulting from these items has already been realized.  PPL cannot predict the outcome of this matter.

Energy Policy Act of 2005 - Reliability Standards (PPL, PPL Energy Supply and PPL Electric)

NERC is responsible for establishing and enforcing mandatory reliability standards (Reliability Standards) regarding the bulk power system.  The FERC oversees this process and independently enforces the Reliability Standards.

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

LG&E, KU, PPL Electric and certain subsidiaries of PPL Energy Supply continue to self-report potential violations of certain applicable reliability requirements and submit accompanying mitigation plans.  The resolution of a number of these potential violation reports is pending.  Any regional reliability entity determination concerning the resolution of violations of the Reliability Standards remains subject to the approval of the NERC and the FERC.  PPL and its subsidiaries cannot predict the outcome of these matters.

In the course of implementing its program to ensure compliance with the Reliability Standards by those PPL affiliates subject to the standards, certain other instances of potential non-compliance may be identified from time to time.  PPL cannot predict the fines or penalties that may be imposed.

U.K. Overhead Electricity Networks (PPL)

In 2002, for safety reasons, the U.K. Government issued guidance that low voltage overhead electricity networks within three meters horizontal clearance of a building should either be insulated or relocated.  This imposed a retroactive requirement on existing assets that were built with lower clearances.  In 2008, the U.K. Government determined that the U.K. electricity network should comply with the guidance issued.  WPD estimates that the cost of compliance will be $92 million.  The projected expenditures over the next five years have been allowed to be recovered through rates, and it is expected that expenditures beyond this five-year period will also be recovered through rates.  The U.K. Government has determined that WPD (South Wales) should comply by 2015 and WPD (South West) by 2018.

To improve network reliability, in 2009, the U.K. Government enforced a regulation requiring network operators to implement a risk-based program over 25 years to clear trees within falling distance of key high-voltage overhead lines.  WPD estimates that the cost of compliance will be $106 million over the 25-year period.  The projected expenditures over the next five years have been allowed to be recovered through rates, and it is expected that expenditures beyond this five-year period will also be recovered through rates.

New U.K. Pricing Model (PPL)

In October 2010, Ofgem announced a new pricing model that will be effective for the U.K. electricity distribution sector, beginning April 2015. The model, known as RIIO (Revenues = Incentives + Innovation + Outputs), is intended to encourage investment in regulated infrastructure.  Key components of the model are:  an extension of the price review period to eight years, increased emphasis on outputs and incentives, enhanced stakeholder engagement including network customers, a stronger incentive framework to encourage more efficient investment and innovation, expansion of the current Low Carbon Network Fund to stimulate innovation and continued use of a single weighted average cost of capital.

Environmental Matters - Domestic

(PPL, PPL Energy Supply and PPL Electric)

Due to the environmental issues discussed below or other environmental matters, PPL subsidiaries may be required to modify, curtail, replace or cease operating certain facilities or operations to comply with statutes, regulations and other requirements of regulatory bodies or courts.

(PPL and PPL Energy Supply)

Air

To comply with air related requirements described below, PPL's forecast for capital expenditures reflects a best estimate projection of expenditures that may be required within the next five years.  Such projections are a combined $2.3 billion for LG&E and KU and $400 million for PPL Energy Supply.  Actual costs may be significantly lower or higher depending on the final requirements.  Environmental compliance costs incurred by LG&E and KU are subject to recovery through a rate recovery mechanism.

The Clean Air Act addresses, among other things, emissions causing acid deposition, installation of best available control technologies for new or substantially modified sources, attainment of national ambient air quality standards, toxic air emissions and visibility standards in the U.S.  Amendments to the Clean Air Act requiring additional emission reductions had been proposed but are unlikely to be introduced or passed in this Congress.  The Clean Air Act allows states to develop more stringent regulations and in some instances, as discussed below, Kentucky, Pennsylvania and Montana have done so.

Clean Air Transport Rule (formerly CAIR)

In August 2010, the EPA proposed a new Clean Air Transport Rule (Transport Rule) to replace the EPA's previous rule called CAIR, which was struck down by the U.S. Court of Appeals for the District of Columbia Circuit (the Court).  CAIR subsequently was effectively reinstated by the Court pending finalization of the Transport Rule.  The final Transport Rule is expected in 2011.  This rule would only apply to PPL's facilities located in Kentucky and Pennsylvania.

CAIR and the new Transport Rule are meant to facilitate attainment of ambient air quality standards for ozone and fine particulates by requiring reductions in sulfur dioxide and nitrogen oxides.  The Transport Rule would establish a new sulfur dioxide emission allowance cap and trade program that is completely independent of the current Acid Rain Program, and a new nitrogen oxide emission allowance cap and trade program.  The EPA is seeking comment on several different approaches that would allow varying degrees of trading, but all trading would be more restrictive than previously under CAIR.  As proposed, the first phase of the Transport Rule that would cap sulfur dioxide and nitrogen oxide emissions would become effective in 2012.  The second phase, lowering the sulfur dioxide cap, would become effective in 2014.

PPL's review of the allocations proposed by the EPA in the Transport Rule indicates that greater reductions in sulfur dioxide would likely be required for PPL beginning in 2012 than were required under CAIR starting in 2015, because the number of allowances allocated to PPL will be lower than what was allocated to PPL under CAIR and the more restrictive trading under the Transport Rule reduces compliance flexibility.  PPL may look at more aggressive operation of existing scrubbers, fuel switching and/or dual fuel capability.  All of these options could impose significant costs.  In January 2011, the EPA issued alternative proposals for allowance allocations which may reduce the impact.  Either of these alternatives is preferable to the EPA's original method.

With respect to nitrogen oxide, the Transport Rule proposes a slightly higher amount of allowances for PPL's Pennsylvania plants but a lower amount for PPL's Kentucky plants compared to those allocated under CAIR.  The Transport Rule's more restrictive trading program reduces compliance flexibility.  Therefore, other compliance options, such as the installation of additional SCRs or SNCRs at one or more PPL units or the retirement of certain units, are being evaluated.

In addition to the reductions in sulfur dioxide and nitrogen oxide emissions required under the Transport Rule for PPL's Pennsylvania and Kentucky plants, PPL's plants may face further reductions in sulfur dioxide and nitrogen oxide emissions as a result of more stringent national ambient air quality standards for ozone, nitrogen oxide, sulfur dioxide and/or fine particulates.  The EPA has recently finalized a new one-hour standard for sulfur dioxide, and states are required to identify areas that meet those standards and areas that are in non-attainment.  For non-attainment areas, states are required to develop plans by 2014 to bring those areas into attainment by 2017.  For areas in attainment or unclassifiable, states are required to develop maintenance plans by mid-2013 that demonstrate continued attainment.  If additional reductions were to be required, the economic impact to PPL could be significant.

Mercury and other Hazardous Air Pollutants

Citing its authority under the Clean Air Act, in 2005, the EPA issued the Clean Air Mercury Rule (CAMR) affecting coal-fired power plants.  Since CAMR was overturned in a 2008 U.S. Circuit Court decision, the EPA is now proceeding to develop standards imposing MACT for mercury emissions and other hazardous air pollutants from electric generating units.  Under a recently approved settlement, the EPA is required to issue final MACT standards by November 2011.  In order to develop these standards, the EPA has collected information from coal- and oil-fired electric utility steam generating units.  On May 3, 2011, EPA published a proposed MACT regulation providing for stringent reductions of mercury and other hazardous air pollutants.  The proposed rule also provides for a three-year compliance deadline, with the potential for a one-year extension as provided under the statute.  Based on a preliminary review, it appears that the proposed rule could potentially require installation of additional controls such as baghouses and chemical injection on some units and could result in shutdown of certain units for which retrofits would not be cost-effective.  The proposed rule also includes limits on hazardous air emissions from new or modified coal-fired units that may not be technologically feasible for all fuel sources.  PPL is currently conducting an in-depth review of the proposed rule, but will be unable to determine the exact impact until it has reviewed the final rule.

Regional Haze and Visibility

The Clean Air Visibility Rule was issued by the EPA in June 2005 to address regional haze or regionally-impaired visibility caused by multiple sources over a wide area.  The rule requires Best Available Retrofit Technology (BART) for certain electric generating units.  Under the BART rule, PPL submitted to the Pennsylvania DEP its analyses of the visibility impacts of particulate matter emissions from Martins Creek Units 3 and 4, Brunner Island Units 2 and 3 and Montour Units 1 and 2.  No analysis was submitted for sulfur dioxide or nitrogen oxides, because the EPA determined that meeting the requirements for CAIR also meets the BART requirements for those pollutants.  Although the EPA has not yet expressly stated that a similar approach will be taken under the Transport Rule, the EPA has not requested any further studies.  PPL's analyses have shown that because PPL had already upgraded its particulate emissions controls at Montour Units 1 and 2 and Brunner Island Units 2 and 3, further controls are not justified as there would be little corresponding visibility improvement.  PPL has not received comments from the Pennsylvania DEP on these submissions.

Also under the BART rule, PPL submitted to the EPA its analyses of the visibility impacts of sulfur dioxide, nitrogen oxides and particulate matter emissions for Colstrip Units 1 and 2 and Corette.  PPL's analyses concluded that further reductions are not warranted.  The EPA responded to PPL's reports for Colstrip and Corette and requested further information and analysis.  PPL completed further analysis and submitted addendums to its initial reports for Colstrip and Corette.  In February 2009, PPL received an information request for additional data related to the Colstrip generating plant non-BART-affected emission sources.  PPL responded to this request in March 2009.  PPL has not received comments from the EPA on these submissions.

In November 2010, PPL Montana received a request from EPA Region 8, under EPA's Reasonable Further Progress goals of the Regional Haze Rules to provide further analysis with respect to Colstrip Units 3 and 4.  Colstrip's Units 3 and 4 are not BART eligible units and are already well controlled.  PPL completed a high level analysis of various control options to reduce emissions of sulfur dioxide, and particulate matter and submitted that analysis to EPA in January 2011.  The analysis shows that these units are well controlled, and that any incremental reductions would not be cost effective and that further analysis is not warranted.  PPL also concluded that further analysis for nitrogen oxides was not justifiable as these units installed controls under a Consent Decree in which the EPA had previously agreed that, when implemented, would satisfy the requirements for installing BART for nitrogen oxides.  The EPA recently verbally indicated that it does not agree with all of PPL's conclusions and that it will be requesting additional information.  PPL will evaluate and respond in a timely manner to the EPA's request once it is received.

PPL cannot predict whether any additional reductions will be required in Pennsylvania or Montana.  If additional reductions are required, the economic impact could be significant depending on what is required.

LG&E and KU also submitted analyses of the visibility impacts of their Kentucky BART-eligible sources to the Kentucky Division for Air Quality (KDAQ).  Only LG&E's Mill Creek plant was determined to have a significant regional haze impact.  The KDAQ has submitted a regional haze state implementation plan (SIP) to the EPA which requires the Mill Creek plant to reduce its sulfuric acid mist emissions from Units 3 and 4.  After approval of the Kentucky SIP by EPA and revision of the Mill Creek plant's Title V air permit, LG&E intends to install sorbent injection controls at the plant to reduce sulfuric acid mist emissions.

New Source Review (NSR)

The EPA has reinitiated its NSR enforcement efforts.  This initiative targets coal-fired power plants.  The EPA has asserted that modification of these plants has increased their emissions, and consequently they are subject to stringent NSR requirements under the Clean Air Act.  In April 2009, PPL received EPA information requests for its Montour and Brunner Island plants.  The requests are similar to those that PPL received several years ago for its Colstrip, Corette and Martins Creek plants.  PPL and the EPA have exchanged certain information regarding this matter.  In January 2009, PPL and other companies that own or operate the Keystone plant in Pennsylvania received a notice of violation from the EPA alleging that certain projects were undertaken without proper NSR compliance.  PPL cannot predict the outcome of this matter.

In addition, in August 2007, LG&E and KU received information requests for their Mill Creek, Trimble County, and Ghent plants, but have received no further communications from the EPA since providing their responses.  PPL cannot predict the outcome of these matters.

In March 2009, KU received a notice of violation alleging that KU violated certain provisions of the Clean Air Act's rules governing NSR and prevention of significant deterioration by installing flue gas desulfurization and SCR controls at its Ghent generating station without assessing potential increased sulfuric acid mist emissions.  KU contends that the work in question, as pollution control projects, was exempt from the requirements cited by the EPA.  In December 2009, the EPA issued an information request seeking additional information on this matter.  KU has exchanged settlement proposals and other information with the EPA regarding imposition of additional permit limits and emission controls and anticipates continued settlement negotiations.  In addition, any settlement or future litigation could potentially encompass a September 2007 notice of violation alleging opacity violations at the plant. Depending on the provisions of a final settlement or the results of litigation, if any, resolution of this matter could involve significant increased operating and capital expenditures.  PPL is currently unable to predict the final outcome of this matter.

If PPL subsidiaries are found to have violated NSR regulations, PPL would, among other things, be required to meet permit limits reflecting Best Available Control Technology (BACT) for the emissions of any pollutant found to have significantly increased due to a major plant modification.  The costs to meet such limits, including installation of technology at certain units, could be significant.

States and environmental groups also have initiated enforcement actions and litigation alleging violations of the NSR regulations by coal-fired plants, and PPL is unable to predict whether such actions will be brought against any of PPL's plants.

Pursuant to the 2007 U.S. Supreme Court decision on global climate change, as discussed below, the EPA issued regulations governing carbon dioxide emissions from new or modified stationary sources under its NSR regulations.  The regulations became effective beginning January 2011.  The NSR regulations require major new or modified sources of regulated pollutants to receive pre-construction and operating permits with limits that prevent the significant deterioration of air quality in areas that are in attainment of the ambient air quality standards for these pollutants.  In May 2010, the EPA published a final rule establishing thresholds for regulating GHG emissions from major new or modified sources.  Combined carbon dioxide emissions or carbon dioxide equivalent emissions of 100,000 tons or more per year will classify a source as major for permitting applicability purposes.  The threshold for a major modification of a major source is an increase of carbon dioxide or carbon dioxide equivalent emissions of 75,000 tons per year, although a significant increase in non carbon dioxide regulated pollutants is also required for modifications undertaken prior to July 2011.  If a modification results in emissions increases exceeding the threshold, the plant will need to conduct an analysis of best available control technology for GHG and meet limits based on best available control technology.  To date, the EPA has not provided final guidance on what constitutes best available control technology for GHG emissions, but has indicated in draft guidance that it may consider efficiency projects and other options as possible best available control technology for carbon dioxide emissions from power plants.  In addition, in December 2010, the EPA announced that it intends to promulgate New Source Performance Standards addressing GHG emissions from new and existing power plants, with a proposed rule anticipated to be published in July 2011 and a final rule issued in May 2012.  The implications of these developments, including the outcome of any litigation challenging these regulations, are uncertain.

Opacity

From time to time, emissions from PPL's power plants may cause opacity issues, which may raise environmental concerns.  PPL addresses these issues on a case-by-case basis.  If it is determined that actions must be taken to address opacity issues, such actions could result in economic costs that are not now determinable, but could be significant.

Trimble County Unit 2 Air Permit (PPL)

The Sierra Club and other environmental groups petitioned the Kentucky Environmental and Public Protection Cabinet to overturn the air permit issued for the TC2 baseload generating unit, but the agency upheld the permit in an Order issued in September 2007.  In response to subsequent petitions by environmental groups, the EPA ordered certain non-material changes to the permit which were incorporated into a final revised permit issued by the KDAQ in January 2010.  In March 2010, the environmental groups petitioned the EPA to object to the revised state permit.  Until the EPA issues a final ruling on the pending petition and all available appeals are exhausted, PPL cannot predict the final outcome of this matter.

Global Climate Change

There is concern nationally and internationally about global climate change and the possible contribution of GHG emissions including, most significantly, carbon dioxide, from the combustion of fossil fuels.  This has resulted in increased demands for carbon dioxide emission reductions from investors, environmental organizations, government agencies and the international community.  These demands and concerns have led to federal legislative proposals, actions at regional, state and local levels, litigation relating to GHG emissions and the EPA regulations on GHGs.

Greenhouse Gas Legislation

While climate change legislation was considered during the 111th Congress, the outcome of the 2010 elections has halted the debate on such legislation in the current 112th Congress.  The timing and elements of any future legislation addressing GHG emission reductions are uncertain at this time.  In the current Congress, legislation barring EPA from regulating greenhouse gas emissions under the existing authority of the Clean Air Act has been passed by the U.S. House of Representatives.  Various bills providing for barring or delaying EPA from regulating greenhouse gas emissions have been introduced in the U.S. Senate, but the prospects for passage of such legislation remain uncertain.  At the state level, the 2010 elections in Pennsylvania have also reduced the likelihood of GHG legislation in the near term, nor are there currently any prospects for such legislation in Kentucky or Montana.

Greenhouse Gas Regulations and Tort Litigation

As a result of the April 2007 U.S. Supreme Court decision that the EPA has the authority to regulate GHG emissions from new motor vehicles under the Clean Air Act, in April 2010, the EPA and the U.S. Department of Transportation issued new light-duty vehicle emissions standards that will apply beginning with 2012 model year vehicles.  The EPA has also clarified that this standard triggers regulation of GHG emissions from stationary sources under the NSR and Title V operating permit provisions of the Clean Air Act starting in 2011.  This means that any new sources or major modifications to existing sources causing a net significant emissions increase requires BACT permit limits for GHGs.  The EPA recently proposed guidance for conducting a BACT analysis for projects that trigger such a review.  In addition, New Source Performance Standards for new and existing power plants are expected to be proposed in July 2011 and finalized in May 2012.  See NSR discussion above.

At the regional level, ten northeastern states signed a Memorandum of Understanding (MOU) agreeing to establish a GHG emission cap-and-trade program, called the Regional Greenhouse Gas Initiative (RGGI).  The program commenced in January 2009 and calls for stabilizing carbon dioxide emissions, at base levels established in 2005, from electric power plants with capacity greater than 25 MW.  The MOU also provides for a 10% reduction in carbon dioxide emissions from base levels by 2019.

Pennsylvania has not stated an intention to join RGGI, but has enacted the Pennsylvania Climate Change Act of 2008 (PCCA).  The PCCA established a Climate Change Advisory Committee to advise the DEP on the development of a Climate Change Action Plan.  In December 2009, the Advisory Committee finalized its Climate Change Action Report which identifies specific actions that could result in reducing GHG emissions by 30% by 2020.  Some of the proposed actions, such as a mandatory 5% efficiency improvement at power plants, could be technically unachievable.  To date, there have been no regulatory or legislative actions taken to implement the recommendations of the report.  In addition, legislation has been introduced and amendments filed to several bills that would, if enacted, significantly increase renewable and solar supply requirements.  It is highly unlikely that this legislation will achieve passage in the 2011 legislative session.

Eleven Western states, including Montana and certain Canadian provinces, are members of the Western Climate Initiative (WCI).  The WCI has established a goal of reducing carbon dioxide emissions 15% below 2005 levels by 2020 and is currently developing GHG emission allocations, offsets, and reporting recommendations.

In November 2008, the Governor of Kentucky issued a comprehensive energy plan including non-binding targets aimed at promoting improved energy efficiency, development of alternative energy, development of carbon capture and sequestration projects, and other actions to reduce GHG emissions.  In December 2009, the Kentucky Climate Action Plan Council was established to develop an action plan addressing potential GHG reductions and related measures.  A final plan is expected in 2011.  The impact of any such plan is not now determinable.

A number of lawsuits have been filed asserting common law claims including nuisance, trespass and negligence against various companies with GHG emitting facilities, and the law remains unsettled on these claims.  In September 2009, the U.S. Court of Appeals for the Second Circuit in the case of AEP v. Connecticut reversed a federal district court's decision and ruled that several states and public interest groups, as well as the City of New York, could sue five electric utility companies under federal common law for allegedly causing a public nuisance as a result of their emissions of GHGs.  In April 2010, the U.S. Supreme Court heard oral arguments on this matter and a decision is pending.  In Comer v. Murphy Oil, the U.S. Court of Appeals for the Fifth Circuit recently declined to overturn a district court ruling that plaintiffs did not have standing to pursue common law claims against companies that emit GHGs.  The complaint in the Comer case named the previous indirect parent of LG&E and KU as a defendant based upon emissions from the Kentucky plants.  In January 2011, the Supreme Court denied a pending petition to reverse Court of Appeals' ruling which has effectively brought the case to an end.  However, additional litigation in federal and state courts over these issues is continuing.

PPL continues to evaluate options for reducing, avoiding, off-setting or sequestering its carbon dioxide emissions.  In 2010, PPL's power plants (based on PPL's equity share of these assets) emitted approximately 37 million tons of carbon dioxide (including 6 million tons of emissions from the LKE plants after their acquisition on November 1, 2010) compared to 29 million tons in 2009.

Renewable Energy Legislation

There has been interest in renewable energy legislation at both the state and federal levels.  At the federal level, House and Senate bills proposed in the 111th Congress would have imposed mandatory renewable energy supply and energy efficiency requirements in the 15% to 20% range by approximately 2020.  Currently, there are discussions regarding a Clean Energy Standard that addresses not only renewables but also encourages clean energy requirements (as yet to be defined).  At this time, PPL does not expect similar legislation to progress at the federal or state levels (beyond what is otherwise already required in Pennsylvania) in the near term.

PPL believes there are financial, regulatory and logistical uncertainties related to GHG reductions and the implementation of renewable energy mandates.  These will need to be resolved before the impact of such requirements on PPL can be meaningfully estimated.  Such uncertainties, among others, include the need to provide back-up supply to augment intermittent renewable generation, potential generation oversupply that could result from such renewable generation and back-up, impacts to PJM's capacity market and the need for substantial changes to transmission and distribution systems to accommodate renewable energy.  These uncertainties are not directly addressed by proposed legislation.  PPL cannot predict at this time the effect on its future competitive position, results of operation, cash flows and financial position, of any GHG emissions, renewable energy mandate or other global climate change requirements that may be adopted, although the costs to implement and comply with any such requirements could be significant.

Water/Waste

Coal Combustion Residuals (CCRs)

In June 2010, the EPA proposed two approaches to regulating the disposal and management of coal combustion residuals under the Resource Conservation and Recovery Act (RCRA).  CCRs include fly ash, bottom ash and scrubber wastes.  The first approach would regulate CCRs as a hazardous waste under Subtitle C of RCRA.  This approach would have very significant impacts on any coal-fired plant, and would require plants to retrofit their operations to comply with full hazardous waste requirements from the generation of CCRs and associated waste waters through transportation and disposal.  This would also have a negative impact on the beneficial use of CCRs and could eliminate existing markets for CCRs.  The second approach would regulate CCRs as a solid waste under Subtitle D of RCRA.  This approach would mainly affect disposal and most significantly affect any wet disposal operations.  Under this approach, many of the current markets for beneficial uses would not be affected.  Currently, PPL expects that several of its plants in Kentucky and Montana could be significantly impacted by the requirements of Subtitle D of RCRA, as these plants are using surface impoundments for management and disposal of CCRs.

The EPA has issued information requests on CCR management practices at numerous plants throughout the power industry as it considers whether or not to regulate CCRs as hazardous waste.  PPL has provided information on CCR management practices at most of its plants in response to the EPA's requests.  In addition, the EPA has conducted follow-up inspections to evaluate the structural stability of CCR management facilities at several PPL plants and PPL has implemented certain actions in response to recommendations from these inspections.

In June 2009, the EPA's Office of Enforcement and Compliance Assurance issued a much broader information request to Colstrip and 18 other non-affiliated plants, seeking information under the RCRA, the Clean Water Act and the Emergency Planning and Community Right-to-Know Act.  PPL responded to the EPA's broader information request.  Although the EPA's enforcement office issued the request, the EPA has not necessarily concluded that the plants are in violation of any EPA requirements.  The EPA conducted a multi-media inspection at Colstrip in August 2009 and issued a report in December 2010 stating that the EPA did not identify any violations of the applicable compliance standards for the Colstrip facility.

PPL cannot predict at this time the final requirements of the EPA's CCR regulations and what impact, if any, they would have on PPL's facilities, but the economic impact to PPL could be significant.

Martins Creek Fly Ash Release

In 2005, there was a release of approximately 100 million gallons of water containing fly ash from a disposal basin at the Martins Creek plant used in connection with the operation of the plant's two 150 MW coal-fired generating units.  This resulted in ash being deposited onto adjacent roadways and fields, and into a nearby creek and the Delaware River.  PPL determined that the release was caused by a failure in the disposal basin's discharge structure.  PPL conducted extensive clean-up and completed studies, in conjunction with a group of natural resource trustees and the Delaware River Basin Commission, evaluating the effects of the release on the river's sediment, water quality and ecosystem.

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

Through March 31, 2011, PPL Energy Supply has spent $28 million for remediation and related costs and an insignificant remediation liability remained.  PPL and PPL Energy Supply cannot be certain of the outcome of the natural resource damage assessment or the associated costs, the outcome of any lawsuit that may be brought by citizens or businesses or the exact nature of any other regulatory or other legal actions that may be initiated against PPL, PPL Energy Supply or their subsidiaries as a result of the disposal basin release.

Basin Seepage – Pennsylvania and Kentucky

Seepages have been detected at active and retired wastewater basins at various PPL plants.  PPL has completed or is completing assessments of seepages at various facilities and is working with agencies to implement abatement measures for those seepages, where required.  The potential cost to address identified seepages or other seepages at PPL plants is not now determinable, but could be significant.

Basin Seepage - Montana

In 2007, six plaintiffs filed a lawsuit in the Montana Sixteenth Judicial District Court against the Colstrip plant owners asserting property damage claims from seepage from wastewater ponds at Colstrip.  A tentative settlement agreement was reached in July 2010.  The settlement is not yet final, and may not be honored by the plaintiffs, but PPL Montana's share is not expected to be significant.

Conemaugh River Discharges

In April 2007, PennEnvironment and the Sierra Club brought a Clean Water Act citizen suit in the U.S. District Court for the Western District of Pennsylvania (the Western District Court) against GenOn Northeast Management Company (then known as Reliant Energy Northeast Management Company) (GenOn), as operator of Conemaugh Generating Station (CGS), seeking civil penalties and injunctive relief for alleged violations of CGS's NPDES water discharge permit.  A PPL Energy Supply subsidiary holds a 16.25% undivided, tenant in common ownership interest in CGS.

Throughout the relevant time period, the operators of CGS have worked closely with the Pennsylvania DEP to ensure that the facility is operated in a manner that does not cause any adverse environmental impacts to the Conemaugh River, a waterway already significantly impacted by discharges from abandoned coal mines and other historical industrial activity with respect to which neither PPL nor CGS had any involvement.  Pursuant to a Consent Order and Agreement between the Pennsylvania DEP and GenOn (the CGS COA), a variety of studies have been conducted, a water treatment facility for cooling tower blowdown has been designed and built, and a second treatment facility for flue gas desulfurization effluent has been designed (and is awaiting final Pennsylvania DEP approval for construction), all in order to comply with the stringent limits set out in CGS's NPDES permit.

In the lawsuit, GenOn has argued that the CGS COA should preclude the plaintiffs from maintaining their lawsuit, but the Western District Court has disagreed and there is no binding precedent on the matter.  The Western District Court initially dismissed plaintiffs' lawsuit in December 2009 for lack of standing, but in September 2010 granted plaintiffs' motion for reconsideration and reinstated the lawsuit.  In both cases, the Western District Court disagreed that the CGS COA precluded the lawsuit.

In March 2011, the Western District Court entered a partial summary judgment in the plaintiffs' favor, declaring that discharges from CGS violated the NPDES permit.  The case is set for a non-jury trial starting in June 2011, at which time the Western District Court is expected to determine what, if any, civil penalties and injunctive relief might be appropriate.  In the event of an adverse verdict at trial, an appeal is likely.  If the plaintiffs are ultimately successful, PPL could incur its share of any civil penalties and costs to implement additional discharge reductions.  PPL cannot predict the outcome of this matter, but does not expect it to be significant.

Other Issues

In 2006, the EPA significantly decreased to 10 parts per billion (ppb) the drinking water standards related to arsenic.  In Pennsylvania, Montana and Kentucky, this arsenic standard has been incorporated into the states' water quality standards and could result in more stringent limits in NPDES permits for its Pennsylvania, Montana and Kentucky plants.  Subsequently, the EPA developed a draft risk assessment for arsenic that increases the cancer risk exposure by more than 20 times, which would lower the current standard from 10 ppb to 0.1 ppb.  If the lower standard becomes effective, costly treatment would be required to attempt to meet the standard and, at this time, there is no assurance that it could be achieved.

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

The EPA finalized requirements in 2004 for new or modified cooling water intake structures.  These requirements affect where generating facilities are built, establish intake design standards and could lead to requirements for cooling towers at new and modified power plants.  Another rule, finalized in 2004, that addressed existing structures was withdrawn following a 2007 decision by the U.S. Court of Appeals for the Second Circuit.  In 2009, however, the U.S. Supreme Court ruled that the EPA has discretion to use cost-benefit analysis in determining the best technology available for minimizing adverse environmental impact to aquatic organisms.  The EPA published the proposed rule in the Federal Register in April 2011.  The 90-day comment period ends in July 2011.  The final rule is to be issued by July 2012.  The industry and PPL are reviewing the proposed rule and will be submitting comments.  The proposed rule contains two requirements to reduce impact to aquatic organisms.  The first requires all existing facilities to meet standards for the reduction of mortality of aquatic organisms that become trapped against water intake screens regardless of the levels of mortality actually occurring or the cost of achieving the requirements.  A form of cost-benefit analysis is allowed for the second requirement when determining mortality of aquatic organisms that are pulled through the plant's cooling water system.  This process involves a site-specific evaluation based on nine factors including impacts to energy delivery reliability and remaining useful life of the plant.  Since the rule is written to allow for certain site-specific determinations of the best technology available, state implementation of the rule could impose requirements that could result in significant costs to PPL plants ranging from installation of fine mesh screens on cooling water intakes to construction of cooling towers.  PPL will be unable to determine the exact impact until a final rule is issued and the required studies have been completed.

In October 2009, the EPA released its Final Detailed Study of the Steam Electric Power Generating effluent limitations guidelines and standards.  Final regulations are expected to be effective in 2013.  PPL expects the revised guidelines and standards to be more stringent than the current standards, which could result in more stringent discharge permit limits.

PPL has signed a Consent Order and Agreement (the Brunner COA) with the Pennsylvania DEP under which it agreed, under certain conditions, to take further actions to minimize the possibility of fish kills at its Brunner Island plant.  Fish are attracted to warm water in the power plant discharge channel, especially during cold weather.  Debris at intake pumps can result in a unit trip or reduction in load, causing a sudden change in water temperature.  PPL has committed to construct a barrier to prevent debris from entering the river water intake area, pending receipt of regulatory permits, at a cost of approximately $4 million.

PPL has also investigated alternatives to exclude fish from the discharge channel and submitted three alternatives to the DEP.  According to the Brunner COA, once the cooling towers at Brunner Island became operational, PPL must implement one of these fish exclusion alternatives if a fish kill occurs in the discharge channel due to thermal impacts from the plant.  Following start-up of the cooling towers in April 2010, several hundred dead fish were found in the cooling tower intake basket although there were no sudden changes in water temperature.  In the third quarter of 2010, PPL discussed this matter with the DEP and both parties agreed that this condition was not one anticipated by the Brunner COA, thereby concluding it did not trigger a need to implement a fish exclusion project.  At this time, no fish exclusion project is planned.

In May 2010, the Kentucky Waterways Alliance and other environmental groups filed a petition with the Kentucky Energy and Environment Cabinet challenging the Kentucky Pollutant Discharge Elimination System permit issued in April 2010, which covers water discharges from the Trimble County station.  In November 2010, the Cabinet issued a final order upholding the permit.  In December 2010, the environmental groups appealed the order to Trimble Circuit Court.  PPL is unable to predict the outcome or impact of this matter.

Superfund and Other Remediation (PPL, PPL Energy Supply and PPL Electric)

PPL is a potentially responsible party at several sites listed by the EPA under the federal Superfund program, including the Columbia Gas Plant Site, the Metal Bank site and the Ward Transformer site.  Clean-up actions have been or are being undertaken at all of these sites, the costs of which have not been significant to PPL.  However, should the EPA require different or additional measures in the future, or should PPL's share of costs at multi-party sites increase significantly more than currently expected, the costs to PPL could be significant.

PPL is remediating or has completed the remediation of several sites that were not addressed under a regulatory program such as Superfund, but for which PPL may be liable for remediation.  These include a number of former coal gas manufacturing facilities in Pennsylvania and Kentucky previously owned or operated or currently owned by predecessors or affiliates of PPL.  There are additional sites, formerly owned or operated by PPL predecessors or affiliates, for which PPL lacks information on current site conditions and is therefore unable to predict what, if any, potential liability it may have.

Depending on the outcome of investigations at sites where investigations have not begun or been completed or developments at sites for which PPL currently lacks information, the costs of remediation and other liabilities could be substantial.  PPL and its subsidiaries also could incur other non-remediation costs at sites included in current consent orders or other contaminated sites, the costs of which are not now determinable but could be significant.

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

Under the Pennsylvania Clean Streams Law, subsidiaries of PPL Generation are obligated to remediate acid mine drainage at former mine sites and may be required to take additional steps to prevent potential acid mine drainage at previously capped refuse piles.  One PPL Generation subsidiary is pumping mine water at two mine sites and treating water at one of these sites.  Another PPL Generation subsidiary has installed a passive wetlands treatment system at a third site.  At March 31, 2011, PPL Energy Supply had accrued a discounted liability of $26 million to cover the costs of pumping and treating groundwater at the two mine sites for 50 years and for operating and maintaining passive wetlands treatment at the third site.  PPL Energy Supply discounted this liability based on risk-free rates at the time of the mine closures.  The weighted-average rate used was 8.16%.  Expected undiscounted payments are estimated at $2 million for 2011, $1 million each of the years from 2012 through 2014, $2 million for 2015, and $137 million for work after 2015.

From time to time, PPL undertakes remedial action in response to spills or other releases at various on-site and off-site locations, negotiates with the EPA and state and local agencies regarding actions necessary for compliance with applicable requirements, negotiates with property owners and other third parties alleging impacts from PPL's operations, and undertakes similar actions necessary to resolve environmental matters which arise in the course of normal operations.  Based on analyses to date, resolution of these general environmental matters is not expected to have a material adverse impact on PPL's operations.

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

Environmental Matters - WPD (PPL)

WPD's distribution businesses are subject to environmental regulatory and statutory requirements.  PPL believes that WPD has taken and continues to take measures to comply with the applicable laws and governmental regulations for the protection of the environment.

The U.K. Government has implemented a project to alleviate the impact of flooding on the U.K. utility infrastructure, including major electricity substations.  WPD has agreed with the Ofgem to spend $28 million on flood prevention, which will be recovered through rates during the five-year period commencing April 2010.  WPD is currently liaising on site-specific proposals with local offices of a U.K. Government agency.

U.K. legislation has been passed that imposes a duty on certain companies, including WPD, to report on climate change adaptation.  The first information request was received by WPD in March 2010, with reports due for submission by June 2011. WPD has worked with other U.K. electricity network operators to undertake research with the internationally recognized U.K. Met Office (the national weather service) and to report using common agreed methodology.

There are no other material legal or administrative proceedings pending against or related to WPD with respect to environmental matters.  See "Electric and Magnetic Fields," above, for a discussion of EMFs.

Other

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

Under the property and replacement power insurance programs, PPL Susquehanna could be assessed retroactive premiums in the event of the insurers' adverse loss experience.  At March 31, 2011, this maximum assessment was $40 million.

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

At March 31, 2011, the property, replacement power and nuclear incident insurers maintained an A.M. Best financial strength rating of A ("Excellent").

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

(PPL, PPL Energy Supply and PPL Electric)

The table below details guarantees provided as of March 31, 2011.  The total recorded liability at March 31, 2011 and December 31, 2010 was $15 million and $14 million for PPL.  Other than as noted in the descriptions for "WPD guarantee of pension and other obligations of unconsolidated entities," the probability of expected payment/performance under each of these guarantees is remote.

	Exposure at		Expiration
	March 31, 2011 (a)		Date
PPL (b)
Indemnifications for sale of PPL Gas Utilities	$300	(c)
Indemnifications of LKE	301	(d)	2021 - 2023
WPD indemnifications for entities in liquidation and sales of assets	295	(e)	2013 - 2018
WPD guarantee of pension and other obligations of unconsolidated entities	66	(f)	2015
Tax indemnification related to unconsolidated WPD affiliates	8	(g)	2012

PPL Energy Supply (h)
Letters of credit issued on behalf of affiliates	20	(i)	2011 - 2014
Retrospective premiums under nuclear insurance programs	40	(j)
Nuclear claims assessment under The Price-Anderson Act Amendments under The Energy Policy Act of 2005	235	(k)
Indemnifications for sales of assets	338	(l)	2012 - 2025
Indemnification to operators of jointly owned facilities	6	(m)
Guarantee of a portion of a divested unconsolidated entity's debt	22	(n)	2018

(a)	Represents the estimated maximum potential amount of future payments that could be required to be made under the guarantee.
(b)	PPL is not liable for obligations under guarantees provided by LKE and WPD, as the beneficiaries of the guarantees do not have recourse to PPL.
(c)
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

(d)
LKE provides certain indemnifications, the most significant of which relate to the termination of the WKE lease in July 2009.  These guarantees cover the due and punctual payment, performance and discharge by each party of its respective present and future obligations.  The most comprehensive of these guarantees is the LKE guarantee covering operational, regulatory and environmental commitments and indemnifications made by WKE under the WKE Transaction Termination Agreement.  This guarantee has a term of 12 years ending July 2021, and a cumulative maximum exposure of $200 million.  Certain items such as non-excluded government fines and penalties fall outside the cumulative cap.  Another guarantee with a maximum exposure of $100 million covering other indemnifications expires in 2023. Certain matters are currently under discussion among the parties, including one matter currently in arbitration, the outcomes of which cannot be predicted at this time.  Additionally, LKE has indemnified various third parties related to historical obligations for other divested subsidiaries and affiliates.  The indemnifications vary by entity and the maximum amount limits range from being capped at the sale price to no specified maximum; however, LKE is not aware of formal claims made by any party at this time.  LKE could be required to perform on these indemnifications in the event of covered losses or liabilities being claimed by an indemnified party.  No additional material loss is anticipated by reason of such indemnification.

(e)
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

(f)
As a result of the privatization of the utility industry in the U.K., certain electric associations' roles and responsibilities were discontinued or modified.  As a result, certain obligations, primarily pension-related, associated with these organizations have been guaranteed by the participating members.  Costs are allocated to the members based on predetermined percentages as outlined in specific agreements.  However, if a member becomes insolvent, costs can be reallocated to and are guaranteed by the remaining members.  At March 31, 2011, WPD has recorded an estimated discounted liability based on its current allocated percentage of the total expected costs for which the expected payment/performance is probable.  Neither the expiration date nor the maximum amount of potential payments for certain obligations is explicitly stated in the related agreements.  Therefore, they have been estimated based on the types of obligations.

(g)	Two WPD unconsolidated affiliates were refinanced during 2005. Under the terms of the refinancing, WPD has indemnified the lender against certain tax and other liabilities.
(h)	Other than the letters of credit, all guarantees of PPL Energy Supply, on a consolidated basis, also apply to PPL on a consolidated basis.
(i)
Standby letter of credit arrangements under PPL Energy Supply's credit facilities for the purposes of protecting various third parties against nonperformance by PPL.  This is not a guarantee by PPL on a consolidated basis.

(j)
PPL Susquehanna is contingently obligated to pay this amount related to potential retrospective premiums that could be assessed under its nuclear insurance programs.  See "Nuclear Insurance," above, for additional information.

(k)	This is the maximum amount PPL Susquehanna could be assessed for each incident at any of the nuclear reactors covered by this Act. See "Nuclear Insurance," above for additional information.
(l)
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

A subsidiary of PPL Energy Supply has agreed to provide indemnification to the purchasers of the Maine hydroelectric facilities for damages arising out of any breach of the representations, warranties and covenants under the respective transaction agreements and for damages arising out of certain other matters, including liabilities of the PPL Energy Supply subsidiary relating to the pre-closing ownership or operation of those hydroelectric facilities.  The indemnification obligations are subject to certain customary limitations, including thresholds for allowable claims, caps on aggregate liability, and time limitations for claims arising out of breaches of representations and warranties.

Subsidiaries of PPL Energy Supply have agreed to provide indemnification to the purchasers of certain non-core generation facilities sold in March 2011 (see Note 8 for additional information) for damages arising out of any breach of the representations, warranties and covenants under the related transaction agreements and for damages arising out of certain other matters relating to the facilities that were the subject of the transaction, including certain reduced capacity payments (if any) at one of the facilities in the event specified PJM rule changes are proposed and become effective.  The indemnification provisions are subject to certain customary limitations, including thresholds for allowable claims, caps on aggregate liability, and time limitations for claims arising out of breaches of most representations and warranties.

(m)
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

(n)
A PPL Energy Supply subsidiary owned a one-third equity interest in Safe Harbor Water Power Corporation (Safe Harbor) that was sold in March 2011.  Beginning in 2008, PPL Energy Supply guaranteed one-third of any amounts payable with respect to certain senior notes issued by Safe Harbor.  Per the terms of the sale agreement, PPL Energy Supply continues to guarantee the portion of Safe Harbor's debt, but received a cross-indemnity from the purchaser in the event PPL Energy Supply is required to make a payment under the guarantee.  Exposure noted reflects principal only.  See Note 8 for additional information on the sale of this interest.

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

PPL, on behalf of itself and certain of its subsidiaries, maintains insurance that covers liability assumed under contract for bodily injury and property damage.  The coverage requires a maximum $4 million deductible per occurrence and provides maximum aggregate coverage of $200 million.  This insurance may be applicable to obligations under certain of these contractual arrangements.

11.  Related Party Transactions

(PPL Energy Supply and PPL Electric)

PLR Contracts

PPL Electric holds competitive solicitations for PLR generation supply.  See Note 10 for additional information on the solicitations.  PPL EnergyPlus has been awarded a portion of the supply.  PPL Electric's purchases from PPL EnergyPlus totaled $6 million for the three months ended March 31, 2011 and $115 million during the same period in 2010, and are included in the Statements of Income as "Wholesale energy marketing to affiliate" by PPL Energy Supply, and as "Energy purchases from affiliate" by PPL Electric.

See Note 2 for additional information regarding PPL Electric's purchases of accounts receivable from PPL EnergyPlus.

Under the standard Supply Master Agreement for the bid solicitation process, PPL Electric requires all suppliers to post collateral once credit exposures exceed defined credit limits.  In no instance is PPL Electric required to post collateral to suppliers under these supply contracts.  PPL EnergyPlus is required to post collateral with PPL Electric:  (a) when the market price of electricity to be delivered by PPL EnergyPlus exceeds the contract price for the forecasted quantity of electricity to be delivered and (b) this market price exposure exceeds a contractual credit limit.  Based on the current credit rating of PPL Energy Supply, as guarantor, this credit limit is $35 million at March 31, 2011.

PPL Energy Supply has credit exposure to PPL Electric under certain energy supply contracts.  See Note 13 for additional information on this credit exposure.

Allocations of Corporate Service Costs

PPL Services provides corporate functions such as financial, legal, human resources and information technology services.  PPL Services charges the respective PPL subsidiaries for the cost of such services when they can be specifically identified.  The cost of these services that is not directly charged to PPL subsidiaries is allocated to certain subsidiaries based on an average of the subsidiaries' relative invested capital, operation and maintenance expenses and number of employees.  PPL Services allocated the following amounts, which PPL management believes are reasonable, to PPL Energy Supply and PPL Electric, including amounts applied to accounts that are further distributed between capital and expense.

	Three Months Ended March 31,
	2011	2010

PPL Energy Supply	$50	$59
PPL Electric	39	33

(PPL Energy Supply)

Intercompany Borrowings

A PPL Energy Supply subsidiary holds revolving demand notes from certain affiliates.  At March 31, 2011 $458 million was outstanding.  There was no balance outstanding at December 31, 2010.  The interest rates on the borrowings were equal to 1-month LIBOR plus a spread.  The weighted-average interest rate on the borrowings was approximately 2.74%.

Trademark Royalties

A PPL subsidiary owns PPL trademarks and bills certain affiliates for their use.  PPL Energy Supply was allocated $10 million of this license fee for the three months ended March 31, 2011 and 2010.  These allocations are primarily included in "Other operation and maintenance" on the Statements of Income.

Distribution of Interest in PPL Global to Parent

In January 2011, PPL Energy Supply distributed its membership interest in PPL Global to its parent, PPL Energy Funding.  See Note 8 for additional information.

12.  Other Income (Expense) - net

(PPL and PPL Energy Supply)

The breakdown of "Other Income (Expense) - net" was:

	PPL		PPL Energy Supply
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Other Income
Earnings on securities in NDT funds	$15	$6	$15	$6
Interest income	2	1	1
AFUDC	1	1
Miscellaneous - Domestic	3	1	1	1
Total Other Income	21	9	17	7
Other Expense
Economic foreign currency exchange contracts	9	(2)
Charitable contributions	3	1
Central Networks acquisition-related costs (Note 18)	11
Miscellaneous - Domestic	2	2	3	1
Miscellaneous - International	1
Total Other Expense	26	1	3	1
Other Income (Expense) - net	$(5)	$8	$14	$6

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

Recurring Fair Value Measurements

The assets and liabilities measured at fair value were:

	March 31, 2011				December 31, 2010
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
PPL
Assets
Cash and cash equivalents	$1,245	$1,245			$925	$925
Short-term investments - municipal debt
securities					163	163
Restricted cash and cash equivalents (a)	73	73			66	66
Price risk management assets:
Energy commodities	2,360	2	$2,307	$51	2,503		$2,452	$51
Interest rate swaps	10		10		15		15
Foreign currency exchange contracts	6		6		11		11
Cross-currency swaps	9		9		44		44
Total price risk management assets	2,385	2	2,332	51	2,573		2,522	51
NDT funds:
Cash and cash equivalents	16	16			10	10
Equity securities
U.S. large-cap	300	207	93		303	207	96
U.S. mid/small-cap	122	88	34		119	89	30
Debt securities
U.S. Treasury	77	77			75	75
U.S. government sponsored agency	10		10		7		7
Municipality	79		79		69		69
Investment-grade corporate	37		37		33		33
Other	2		2		1		1
Receivables (payables), net	1	(1)	2		1	(1)	2
Total NDT funds	644	387	257		618	380	238
Auction rate securities (b)	25			25	25			25
Total assets	$4,372	$1,707	$2,589	$76	$4,370	$1,534	$2,760	$76

Liabilities
Price risk management liabilities:
Energy commodities	$1,356	$2	$1,335	$19	$1,552		$1,498	$54
Interest rate swaps	40		40		53		53
Foreign currency exchange contracts	11		11
Cross-currency swaps					9		9
Total price risk management liabilities	$1,407	$2	$1,386	$19	$1,614		$1,560	$54

PPL Energy Supply
Assets
Cash and cash equivalents	$583	$583			$661	$661
Restricted cash and cash equivalents (a)	22	22			26	26
Price risk management assets:
Energy commodities	2,359	2	$2,306	$51	2,503		$2,452	$51
Foreign currency exchange contracts					11		11
Cross-currency swaps					44		44
Total price risk management assets	2,359	2	2,306	51	2,558		2,507	51
NDT funds:
Cash and cash equivalents	16	16			10	10
Equity securities
U.S. large-cap	300	207	93		303	207	96
U.S. mid/small-cap	122	88	34		119	89	30
Debt securities
U.S. Treasury	77	77			75	75
U.S. government sponsored agency	10		10		7		7
Municipality	79		79		69		69
Investment-grade corporate	37		37		33		33
Other	2		2		1		1
Receivables (payables), net	1	(1)	2		1	(1)	2
Total NDT funds	644	387	257		618	380	238
Auction rate securities (b)	20			20	20			20
Total assets	$3,628	$994	$2,563	$71	$3,883	$1,067	$2,745	$71

Liabilities
Price risk management liabilities:
Energy commodities	$1,354	$2	$1,333	$19	$1,541		$1,487	$54
Cross-currency swaps					9		9
Total price risk management liabilities	$1,354	$2	$1,333	$19	$1,550		$1,496	$54

PPL Electric
Assets
Cash and cash equivalents	$10	$10			$204	$204
Restricted cash and cash equivalents (c)	14	14			14	14
Total assets	$24	$24			$218	$218
(a)	Current portion is included in "Restricted cash and cash equivalents" and long-term portion is included in "Other noncurrent assets" on the Balance Sheets.
(b)	Included in "Other investments" on the Balance Sheets.
(c)
Current portion is included in "Other current assets" on the Balance Sheets.  Such amounts were insignificant at March 31, 2011 and December 31, 2010.  The long-term portion is included in "Other noncurrent assets" on the Balance Sheets.

A reconciliation of net assets and liabilities classified as Level 3 is as follows.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	March 31, 2011			March 31, 2010
	Energy	Auction		Energy	Auction
	Commodities,	Rate		Commodities,	Rate
	net	Securities	Total	net	Securities	Total
PPL
Balance at beginning of period	$(3)	$25	$22	$107	$25	$132
Total realized/unrealized gains (losses)
Included in earnings	1		1	(61)		(61)
Included in OCI (a)	1		1	3		3
Purchases	2		2
Sales	(3)		(3)
Settlements	22		22
Net purchases, sales, issuances and
settlements (b)				5		5
Transfers into Level 3				(2)		(2)
Transfers out of Level 3	12		12	(1)		(1)
Balance at end of period	$32	$25	$57	$51	$25	$76

PPL Energy Supply
Balance at beginning of period	$(3)	$20	$17	$107	$20	$127
Total realized/unrealized gains (losses)
Included in earnings	1		1	(61)		(61)
Included in OCI (a)	1		1	3		3
Purchases	2		2
Sales	(3)		(3)
Settlements	22		22
Net purchases, sales, issuances and
settlements (b)				5		5
Transfers into Level 3				(2)		(2)
Transfers out of Level 3	12		12	(1)		(1)
Balance at end of period	$32	$20	$52	$51	$20	$71

(a)	Included in "Qualifying derivatives" on the Statements of Comprehensive Income.
(b)
Accounting guidance effective January 1, 2011 requires purchase, sale, issuance and settlement transactions within Level 3 to be presented on a gross basis.  The transactions in 2010 are reported on a combined basis.

Net gains and losses on assets and liabilities classified as Level 3 and included in earnings are reported in the Statements of Income as follows.

	March 31, 2011
	Energy Commodities, net
	Unregulated	Wholesale	Net Energy
	Retail Electric	Energy	Trading	Energy
	and Gas	Marketing	Margins	Purchases
PPL and PPL Energy Supply
Total gains (losses) included in earnings for the period	$1	$1	$(5)	$4
Change in unrealized gains (losses) relating to positions still held
at the reporting date	1		(1)	19

	March 31, 2010
	Energy Commodities, net
	Unregulated	Wholesale	Net Energy
	Retail Electric	Energy	Trading	Energy
	and Gas	Marketing	Margins	Purchases
PPL and PPL Energy Supply
Total gains (losses) included in earnings for the period	$11	$13	$1	$(86)
Change in unrealized gains (losses) relating to positions still held
at the reporting date	10	4	(1)	(75)

(PPL, PPL Energy Supply and PPL Electric)

PPL and its subsidiaries recognize transfers between levels at end-of-reporting-period values.

(PPL and PPL Energy Supply)

Price Risk Management Assets/Liabilities - Energy Commodities

Energy commodity contracts are generally valued using the income approach, except for exchange-traded derivative gas and oil contracts, which are valued using the market approach and are classified as Level 1.  When observable inputs are used to measure all or most of the value of a contract, the contract is classified as Level 2.  Over-the-counter (OTC) contracts are valued using quotes obtained from an exchange, binding and non-binding broker quotes, prices posted by ISOs or published tariff rates.  Furthermore, PPL obtains independent quotes from the market to validate the forward price curves.  OTC contracts include forwards, swaps, options and structured deals for electricity, gas, oil, and/or emission allowances and may be offset with similar positions in exchange-traded markets.  To the extent possible, fair value measurements utilize various inputs that include quoted prices for similar contracts or market-corroborated inputs.  In certain instances, these instruments may be valued using models, including standard option valuation models and standard industry models.  For example, the fair value of a structured deal that delivers power to an illiquid delivery point may be measured by valuing the nearest liquid trading point plus the value of the basis between the two points.  The basis input may be from market quotes, FTR prices, or historical prices.

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

In certain instances, energy commodity contracts are transferred between Level 2 and Level 3.  The primary reasons for the transfers during 2011 and 2010 were changes in the availability of market information and changes in the significance of the unobservable portion of the contract.  As the delivery period of a contract becomes closer, market information may become available.  When this occurs, the model's unobservable inputs are replaced with observable market information.

Price Risk Management Assets/Liabilities - Interest Rate Swaps/Foreign Currency Exchange Contracts/Cross-Currency Swaps

To manage their interest rate risk, PPL and PPL Energy Supply generally use interest rate contracts such as forward-starting swaps, floating-to-fixed swaps and fixed-to-floating swaps.  To manage their foreign currency exchange risk, PPL generally uses and PPL Energy Supply, prior to its January 2011 distribution of its interest in PPL Global to its parent, PPL Energy Funding, generally used foreign currency exchange contracts such as forwards and options and cross-currency swaps that contain characteristics of both interest rate and foreign currency exchange contracts.  PPL and PPL Energy Supply use an income approach to measure the fair value of these contracts, utilizing readily observable inputs, such as forward interest rates (e.g., LIBOR and government security rates) and forward foreign currency exchange rates (e.g., GBP and Euro), as well as inputs that may not be observable, such as credit valuation adjustments.  In certain cases, PPL and PPL Energy Supply cannot practicably obtain market information to value credit risk and therefore rely on their own models.  These models use projected probabilities of default based on historical observances.  When the credit valuation adjustment is significant to the overall valuation, the contracts are classified as Level 3.

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

The debt securities held by the NDT funds at March 31, 2011 have a weighted-average coupon of 4.57% and a weighted-average duration of five years.

Auction Rate Securities

PPL's and PPL Energy Supply's auction rate securities include Federal Family Education Loan Program guaranteed student loan revenue bonds, as well as various municipal bond issues.  At March 31, 2011, contractual maturities for these auction rate securities were a weighted average of approximately 25 years.  PPL and PPL Energy Supply do not have significant exposure to realize losses on these securities; however, auction rate securities are classified as Level 3 because failed auctions limit the amount of observable market data that is available for measuring the fair value of these securities.

The fair value of auction rate securities is estimated using an income approach with inputs for the underlying structure and credit quality of each security; the present value of future interest payments, estimated based on forward rates of the SIFMA Index, and principal payments discounted using interest rates for bonds with a credit rating and remaining term to maturity similar to the stated maturity of the auction rate securities; and the impact of auction failures or redemption at par.

Nonrecurring Fair Value Measurements

The following nonrecurring fair value measurements occurred during the reporting periods, resulting in asset impairments.

	Carrying	Fair Value Measurements Using
	Amount (a)	Level 2	Level 3	Loss (b)
Sulfur dioxide emission allowances (c):
March 31, 2011	$1			$1
March 31, 2010	13		$10	3
RECs (c):
March 31, 2011	3			3

(a)	Represents carrying value before fair value measurement.
(b)	Losses on sulfur dioxide emission allowances and RECs were recorded in the Supply segment and included in "Other operation and maintenance" on the Statements of Income.
(c)	Current and long-term sulfur dioxide emission allowances and RECs are included in "Other intangibles" in their respective areas on the Balance Sheets.

Sulfur Dioxide Emission Allowances

Due to declines in market prices at both March 31, 2011 and 2010, PPL Energy Supply assessed the recoverability of sulfur dioxide emission allowances not expected to be consumed.  When available, observable market prices were used to value the sulfur dioxide emission allowances.  When observable market prices were not available, fair value was modeled using prices from observable transactions and appropriate discount rates.  The modeled values were significant to the overall fair value measurement, resulting in the Level 3 classification.

RECs

Due to a decline in forecasted full-requirement obligations in certain markets as well as a decline in market prices at March 31, 2011, PPL Energy Supply assessed the recoverability of certain RECs not expected to be used.  Observable market prices (Level 2) were used to value the RECs.

Financial Instruments Not Recorded at Fair Value

(PPL, PPL Energy Supply and PPL Electric)

NPNS

PPL and PPL Energy Supply enter into full-requirement sales contracts, power purchase agreements and certain retail energy and physical capacity contracts that qualify for NPNS.  PPL Electric also enters into full-requirement purchase contracts and block purchase contracts that qualify for NPNS.  See "Energy Purchase Commitments" in Note 10 for information about PPL Electric's competitive solicitations.  All of these contracts are accounted for using accrual accounting; therefore, there were no amounts recorded on the Balance Sheets at March 31, 2011 and December 31, 2010.  The estimated fair value of these contracts, calculated using similar inputs and valuation techniques as those described above within "Price Risk Management Assets/Liabilities - Energy Commodities," was:

	Net Asset (Liability)
	March 31, 2011	December 31, 2010

PPL	$205	$229
PPL Energy Supply	210	240
PPL Electric	(4)	(8)

Other

The carrying amounts of contract adjustment payments related to the 2010 Purchase Contract component of the 2010 Equity Units and long-term debt on the Balance Sheets and their estimated fair value are set forth below.  The fair value of these instruments was estimated using an income approach by discounting future cash flows at estimated current cost of funding rates.  The effect of third-party credit enhancements is not included in the fair value measurement.

	March 31, 2011		December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
PPL
Contract adjustment payments (a)	$133	$135	$146	$148
Long-term debt	12,749	13,039	12,663	12,868
PPL Energy Supply
Long-term debt	3,276	3,583	5,589	5,919
PPL Electric
Long-term debt	1,472	1,594	1,472	1,578

(a)	Reflected in current and long-term other liabilities on the balance sheets.

The carrying value of short-term debt, when outstanding, represents or approximates fair value due to the liquid nature of the instruments or variable interest rates associated with the financial instruments.

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

(PPL)

At March 31, 2011, PPL had credit exposure of $2.5 billion from energy trading partners, excluding the effects of netting arrangements and collateral.  As a result of netting arrangements and collateral, PPL's credit exposure was reduced to $730 million.  One of the counterparties accounted for 13% of this exposure, and the next highest counterparty accounted for 11% of the exposure.  Ten counterparties accounted for $454 million, or 62%, of the net exposure.  All of these counterparties had an investment grade credit rating from S&P or Moody's and are current on their obligations.

(PPL Energy Supply)

At March 31, 2011, PPL Energy Supply had credit exposure of $2.5 billion from energy trading partners, excluding exposure from related parties and the effects of netting arrangements and collateral.  As a result of netting arrangements and collateral, this credit exposure was reduced to $727 million.  One of the counterparties accounted for 13% of this exposure, and the next highest counterparty accounted for 11% of the exposure.  Ten counterparties accounted for $454 million, or 62%, of the net exposure.  All of these counterparties had an investment grade credit rating from S&P or Moody's and are current on their obligations.

At March 31, 2011, PPL Energy Supply's credit exposure under certain energy supply contracts to PPL Electric was $14 million.  Netting arrangements had an insignificant effect on this credit exposure.

(PPL Electric)

At March 31, 2011, PPL Electric had no credit exposure under energy supply contracts (including its supply contracts with its affiliate PPL EnergyPlus).

14.  Derivative Instruments and Hedging Activities

(PPL, PPL Energy Supply and PPL Electric)

Risk Management Objectives

As described in Notes 1 and 8, in January 2011, PPL Energy Supply distributed its membership interest in PPL Global to PPL Energy Supply's parent, PPL Energy Funding.  Therefore, effective January 2011, PPL Energy Supply is no longer subject to interest rate and foreign currency exchange risk associated with investments in U.K. affiliates.

PPL has a risk management policy approved by the Board of Directors to manage market risk and counterparty credit risk.  The RMC, comprised of senior management and chaired by the Chief Risk Officer, oversees the risk management function.  Key risk control activities designed to ensure compliance with the risk policy and detailed programs include, but are not limited to, credit review and approval, validation of transactions and market prices, verification of risk and transaction limits, VaR analyses, portfolio stress tests, gross margin at risk analyses, sensitivity analyses, and daily portfolio reporting, including open positions, determinations of fair value, and other risk management metrics. PPL completed its acquisition of LKE in November 2010.  PPL continues to evaluate changes to its processes, including risk management, as part of its ongoing integration activities.  LKE continues to operate under its existing policies, which have been reviewed by PPL and have been deemed adequate to minimize risk until this evaluation and integration process is complete.

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

•	interest rate and price risk associated with debt used to finance operations, as well as debt and equity securities in NDT funds and defined benefit plans; and
•	foreign currency exchange rate risk associated with purchases of equipment in currencies other than U.S. dollars.

Additionally, PPL is exposed to market risk from foreign currency exchange risk, associated with its investments in U.K. affiliates.

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

The regulatory environment to which PPL's other regulated entities, LKE and WPD, are subject, by definition, significantly mitigates those risks, because, similar to PPL Electric, LKE's rates are set to permit the recovery of prudently incurred costs and WPD does not have supply risks as it is only in the distribution business.

Credit risk is the potential loss PPL and its subsidiaries may incur due to a counterparty's non-performance, including defaults on payments and energy commodity deliveries.

PPL is exposed to credit risk from interest rate and foreign currency derivatives with financial institutions.

PPL and PPL Energy Supply are exposed to credit risk from commodity derivatives with their energy trading partners, which include other energy companies, fuel suppliers and financial institutions.

PPL and PPL Electric are exposed to credit risk from PPL Electric's supply agreements for its PLR obligation.

The majority of PPL's, PPL Energy Supply's and PPL Electric's credit risk stems from PPL subsidiaries' commodity derivatives for multi-year contracts for energy sales and purchases.  If PPL Energy Supply's counterparties fail to perform their obligations under such contracts and PPL Energy Supply could not replace the sales or purchases at the same prices as those under the defaulted contracts, PPL Energy Supply would incur financial losses.  Those losses would be recognized immediately or through lower revenues or higher costs in future years, depending on the accounting treatment for the defaulted contracts.  In the event an LG&E, KU or PPL Electric supplier defaults on its obligation, those entities would be required to seek replacement power or replacement fuel in the market.  In general, incremental costs incurred by these entities would be recoverable from customers in future rates.

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

Master Netting Arrangements

PPL and its subsidiaries have elected not to offset net derivative positions in the Financial Statements.  Accordingly, PPL and its subsidiaries do not offset such derivative positions against the right to reclaim cash collateral (a receivable) or the obligation to return cost collateral (a payable) under master netting arrangements.

PPL's and PPL Energy Supply's obligation to return counterparty cash collateral under master netting arrangements was $142 million and $338 million at March 31, 2011 and December 31, 2010.

PPL Electric had no obligation to return cash collateral under master netting arrangements at March 31, 2011 and December 31, 2010.

PPL, PPL Energy Supply and PPL Electric had not posted any cash collateral under master netting arrangements at March 31, 2011 and December 31, 2010.

(PPL and PPL Energy Supply)

Commodity Price Risk (Non-trading)

Commodity price and basis risks are among PPL's and PPL Energy Supply's most significant risks due to the level of investment that PPL and PPL Energy Supply maintain in their competitive generation assets, as well as the extent of their marketing and proprietary trading activities.  Several factors influence price levels and volatilities.  These factors include, but are not limited to, seasonal changes in demand, weather conditions, available generating assets within regions, transportation/transmission availability and reliability within and between regions, market liquidity, and the nature and extent of current and potential federal and state regulations.

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

Cash Flow Hedges

Many derivative contracts have qualified for hedge accounting so that the effective portion of a derivative's gain or loss is deferred in AOCI and reclassified into earnings when the forecasted transaction occurs.  The cash flow hedges that existed at March 31, 2011 range in maturity through 2015.  At March 31, 2011, the accumulated net unrealized after-tax gains that are expected to be reclassified into earnings during the next 12 months were $317 million for PPL and PPL Energy Supply.  Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time periods and any amounts previously recorded in AOCI are reclassified into earnings.  For the three months ended March 31, 2011 and March 31, 2010, such reclassifications were insignificant.

For the three months ended March 31, 2011 and March 31, 2010, hedge ineffectiveness associated with energy derivatives was, after-tax, a loss of $(4) million and a gain of $6 million.

In addition, when cash flow hedge positions fail hedge effectiveness testing, hedge accounting is not permitted in the quarter in which this occurs and, accordingly, the entire change in fair value for the periods that failed is recorded to the income statement.  Certain power and gas cash flow hedge positions failed effectiveness testing during 2008 and early 2009 which resulted in significant gains to the Statement of Income.  However, these positions were not dedesignated as hedges, as prospective regression analysis demonstrated that these hedges were expected to be highly effective over their term.  During the three months ended March 31, 2010, after-tax losses of $(82) million were recognized in earnings as a result of the reversals.  Effective April 1, 2010, clarifying accounting guidance was issued that precludes the reversal of previously recognized gains/losses resulting from hedge failures.  By March 31, 2010, all previously recorded hedge ineffectiveness gains resulting from hedge failures had reversed.

Economic Activity

Certain derivative contracts economically hedge the price and volumetric risk associated with electricity, gas, oil and other commodities but do not receive hedge accounting treatment.  These derivatives hedge a portion of the economic value of PPL's and PPL Energy Supply's competitive generation assets and unregulated full-requirement and retail contracts, which are subject to changes in fair value due to market price volatility and volume expectations.  Additionally, economic activity includes the ineffective portion of qualifying cash flow hedges (see "Cash Flow Hedges" above).  The derivative contracts in this category that existed at March 31, 2011 range in maturity through 2017.

Examples of economic activity include certain purchase contracts used to supply full-requirement sales contracts; FTRs or basis swaps used to hedge basis risk associated with the sale of competitive generation or supplying unregulated full-requirement sales contracts; spark spreads (sale of electricity with the simultaneous purchase of fuel); retail gas activities; and fuel oil swaps used to hedge price escalation clauses in coal transportation and other fuel-related contracts.  PPL Energy Supply also uses options, which include the sale of call options and the purchase of put options tied to a particular generating unit.  Since the physical generating capacity is owned, the price exposure is limited to the cost of the particular generating unit and does not expose PPL Energy Supply to uncovered market price risk.  PPL Energy Supply also purchases call options or sells put options to create a net purchase position to cover an overall short position in the non-trading portfolio.

The net fair value of economic positions at March 31, 2011 and December 31, 2010 was a net liability of $277 million and $400 million for PPL and a net liability of $276 million and $389 million for PPL Energy Supply.  The unrealized gains (losses) for economic activity are as follows.

	Three Months Ended March 31,
	2011	2010

PPL Energy Supply
Operating Revenues
Unregulated retail electric and gas	$4	$10
Wholesale energy marketing	57	424
Operating Expenses
Fuel	23	5
Energy purchases	18	(563)

The net gains (losses) recorded in "Wholesale energy marketing" resulted primarily from certain full-requirement sales contracts for which PPL Energy Supply did not elect NPNS, from hedge ineffectiveness, including hedges that failed effectiveness testing, as discussed in "Cash Flow Hedges" above, and from the monetization of certain full-requirement sales contracts in mid-2010.  The net gains (losses) recorded in "Energy purchases" resulted primarily from certain purchase contracts to supply the full-requirement sales contracts noted above for which PPL Energy Supply did not elect hedge treatment, from hedge ineffectiveness, including hedges that failed effectiveness testing, and from purchase contracts that no longer hedge the full-requirement sales contracts that were monetized in mid-2010.

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

Sales of Baseload Generation

PPL Energy Supply has a formal hedging program for its competitive baseload generation fleet, which includes 7,267 MW of nuclear, coal and hydroelectric generating capacity.  The objective of this program is to provide a reasonable level of near-term cash flow and earnings certainty while preserving upside potential of power price increases over the medium term.  PPL Energy Supply sells its expected generation output on a forward basis using both derivative and non-derivative instruments.  Both are included in the following tables.

The following table presents the expected sales, in GWh, of baseload generation based on current forecasted assumptions for 2011-2013.  These expected sales could be impacted by several factors, including plant availability.

2011 (a)	2012	2013

38,385	54,675	54,364

(a)	Represents expected sales for the balance of the current year.

The following table presents the percentage of expected baseload generation sales shown above that has been sold forward under fixed price contracts and the related percentage of fuel that has been purchased or committed at March 31, 2011.

	Derivative	Total Power	Fuel Purchases (d)
Year	Sales (a) (b)	Sales (c)	Coal	Nuclear

2011 (e)	90%	98%	99%	100%
2012	77%	86%	96%	100%
2013	16%	24%	87%	100%

(a)
Excludes non-derivative contracts and contracts that qualify for NPNS.  Volumes for option contracts factor in the probability of an option being exercised and may be less than the notional amount of the option.

(b)	Volumes for derivative sales contracts that deliver between 2014 and 2015 total 1,500 GWh.
(c)
Amount represents derivative and non-derivative contracts.  Volumes for option contracts factor in the probability of an option being exercised and may be less than the notional amount of the option.  Percentages are based on fixed-price contracts only.

(d)	Coal and nuclear contracts receive accrual accounting treatment, as they are not derivative contracts. Percentages are based on both fixed- and variable-priced contracts.
(e)	Represents the balance of the current year.

In addition to the fuel purchases above, PPL Energy Supply attempts to economically hedge the fuel price risk that is within its fuel-related and coal transportation contracts, which are tied to changes in crude oil or diesel prices.  The following table presents the volumes (in thousands of barrels) of derivative contracts used in support of this strategy at March 31, 2011.

	2011 (a)	2012	2013

Oil Swaps	222	756	300

(a)	Represents the balance of the current year.

Optimization of Intermediate and Peaking Generation

In addition to its competitive baseload generation activities, PPL Energy Supply attempts to optimize the overall value of its competitive intermediate and peaking fleet, which includes 3,501 MW of gas and oil-fired generation.  The following table presents the volumes of derivative contracts used in support of this strategy at March 31, 2011.

	Units	2011 (a)	2012	2013

Net Power Sales (b)	GWh	(1,833)	(1,632)	(816)
Net Fuel Purchases (b)	Bcf	14.9	11.0	5.5

(a)	Represents the balance of the current year.
(b)	Included in these volumes are non-options and exercised option contracts that converted to non-option derivative contracts. Volumes associated with option contracts are not significant.

Marketing Activities

PPL Energy Supply's marketing portfolio is comprised of full-requirement sales contracts and their related supply contracts, retail gas and electricity sales contracts and other marketing activities.  The full-requirement sales contracts and their related supply contracts make up a significant component of the marketing portfolio.  The obligations under the full-requirement sales contracts include supplying a bundled product of energy, capacity, RECs, and other ancillary products.  The full-requirement sales contracts PPL Energy Supply is awarded do not provide for specific levels of load, and actual load could vary significantly from forecasted amounts.  PPL Energy Supply uses a variety of strategies to hedge its full-requirement sales contracts, including purchasing energy at a liquid trading hub or directly at the load delivery zone, purchasing capacity and RECs in the market and supplying the energy, capacity and RECs with its generation.  RECs are not derivatives and are excluded from the table below.  The following table presents the volume of (sales)/purchase contracts, excluding FTRs, basis and capacity contracts, used in support of these activities at March 31, 2011.

	Units	2011 (a)	2012	2013

Energy sales contracts (b) (c)	GWh	(10,014)	(7,832)	(3,118)
Related energy supply contracts (b) (c)
Energy purchases	GWh	6,993	4,305	230
Volumetric hedges (d)	GWh	468	165
Generation supply	GWh	2,389	3,585	2,848
Retail gas sales contracts (c)	Bcf	(4.2)	(5.8)	(0.2)
Retail gas purchase contracts (c)	Bcf	4.2	5.8	0.2

(a)	Represents the balance of the current year.
(b)
Includes NPNS and contracts that are not derivatives, which are the majority of PPL Energy Supply's full-requirement sales contracts which receive accrual accounting.  Also included in these volumes are the sales from PPL EnergyPlus to PPL Electric to supply PPL Electric's PLR load obligation.

(c)	Net volumes for derivative contracts, excluding contracts that qualify for NPNS that deliver between 2014 and 2015 are not significant.
(d)
PPL Energy Supply uses power and gas options, swaps and futures to hedge the volumetric risk associated with full-requirement sales contracts since the demand for power varies hourly.  Volumes for option contracts factor in the probability of an option being exercised and may be less than the notional amount of the option.

FTRs and Other Basis Positions

PPL Energy Supply buys and sells FTRs and other basis positions to mitigate the basis risk between delivery points related to the sales of its generation, the supply of its full-requirement sales contracts and retail contracts, as well as for proprietary trading purposes.  The volume of derivative FTR and basis (sales)/purchase contracts at March 31, 2011 were:

	Units	2011 (a)	2012	2013

FTRs	GWh	9,882	47
Power Basis Positions	GWh	(11,564)	(3,247)	(216)
Gas Basis Positions (b)	Bcf	15.7	6.4	(0.9)

(a)	Represents the balance of the current year.
(b)	Net volumes that deliver in 2014 and 2015 are (1.8) Bcf.

Capacity Positions

PPL Energy Supply buys and sells capacity related to the sales of its generation and the supply of its full-requirement sales contracts, as well as for proprietary trading purposes.  The following table presents the volumes of derivative capacity (sales)/purchase contracts at March 31, 2011.

	Units	2011 (a)	2012	2013

Capacity (b)	MW-months	(5,286)	(643)	(1,005)

(a)	Represents the balance of the current year.
(b)	Net volumes that deliver between 2014 and 2016 are 647 MW-months.

Proprietary Trading Activity

At March 31, 2011, PPL Energy Supply's proprietary trading positions, excluding FTR, basis and capacity contract activity that has already been included in the tables above, were not significant.

Sales of Excess Regulated Generation (PPL)

PPL manages the price risk of its expected excess regulated generation capacity using market-traded forward contracts.  At March 31, 2011, PPL's net volume of electricity based financial derivatives outstanding to hedge excess regulated generation was 1,254 GWh for LKE.

Interest Rate Risk

Cash Flow Hedges (PPL and PPL Energy Supply)

Interest rate risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financings.  PPL and PPL Energy Supply may enter into financial interest rate swap contracts to hedge floating interest rate risk associated with both existing and anticipated debt issuances.  For PPL, these interest rate swap contracts mature in 2021 and had a notional value of $250 million at March 31, 2011.  PPL Energy Supply had no such interest rate swap contracts outstanding at March 31, 2011.

PPL WW Holdings holds a notional position in cross-currency interest rate swaps totaling $302 million that mature through December 2028 to hedge the interest payments and principal of its U.S. dollar-denominated senior notes.  In 2010, these swaps were part of PPL Energy Supply's business.  As a result of the distribution of PPL Energy Supply's membership interest in PPL Global to PPL Energy Funding, effective January 2011, these swaps are no longer part of PPL Energy Supply's business.

At March 31, 2011, the accumulated net unrealized after-tax losses on qualifying derivatives that are expected to be reclassified into earnings during the next 12 months were $(5) million for PPL.  Amounts are reclassified as the hedged interest payments are made.

For the three months ended March 31, 2011 and 2010, hedge ineffectiveness associated with these interest rate derivatives was insignificant.  Cash flow hedges are discontinued if it is no longer probable that the original forecasted transaction will occur by the end of the originally specified time periods and any amounts previously recorded in AOCI are reclassified to earnings.  PPL reclassified an insignificant amount for the three months ended March 31, 2011 and had no such reclassifications for the three months ended March 31, 2010.  PPL Energy Supply had no such reclassifications for the three months ended March 31, 2011 and 2010.

Economic Activity (PPL)

LG&E entered into interest rate swap contracts that economically hedge interest payments on variable rate debt.  Realized gains and losses from the swaps are recoverable through regulated rates.  Therefore, the change in fair value of these derivatives is included in regulatory assets and liabilities.  Realized gains and losses are recognized in "Interest Expense" on the Statement of Income when the hedged transaction occurs.  At March 31, 2011, LG&E held contracts with a notional amount of $179 million that range in maturity through 2033.  The fair value of these contracts was a liability of $32 million and $34 million at March 31, 2011 and December 31, 2010.

Fair Value Hedges (PPL and PPL Energy Supply)

PPL and PPL Energy Supply are exposed to changes in the fair value of their debt portfolios.  To manage this risk, PPL and PPL Energy Supply may enter into financial contracts to hedge fluctuations in the fair value of existing debt issuances due to changes in benchmark interest rates.  At March 31, 2011, PPL held contracts that range in maturity through 2047 and had a notional value of $349 million.  PPL Energy Supply did not hold any such contracts at March 31, 2011.  PPL and PPL Energy Supply did not recognize any gains or losses resulting from the ineffective portion of fair value hedges or from a portion of the hedging instrument being excluded from the assessment of hedge effectiveness for the three months ended March 31, 2011 and 2010.  Additionally, PPL and PPL Energy Supply did not recognize any gains or losses resulting from hedges of debt that no longer qualified as fair value hedges for the three months ended March 31, 2011 and 2010.

Foreign Currency Risk

Cash Flow Hedges (PPL)

At March 31, 2011, there were no existing foreign currency cash flow hedges associated with foreign currency-denominated debt or firm commitments (including those for the purchase of equipment) denominated in foreign currencies.  Amounts previously settled and recorded in AOCI are reclassified as the hedged interest payments are made and as the related equipment is depreciated.  Insignificant gains are expected to be reclassified into earnings during the next 12 months.

During the three months ended March 31, 2011 and 2010, no cash flow hedges were discontinued because it was no longer probable that the original forecasted transaction would occur by the end of the originally specified time periods.

Fair Value Hedges (PPL)

PPL enters into foreign currency forward contracts to hedge the exchange rates associated with firm commitments denominated in foreign currencies; however, at March 31, 2011, there were no existing contracts of this nature and no gains or losses were recorded during the three months ended March 31, 2011 and 2010.

Net Investment Hedges (PPL and PPL Energy Supply)

PPL enters into foreign currency contracts on behalf of a subsidiary to protect the value of a portion of its net investment in WPD.  In 2010, these contracts were included in PPL Energy Supply's business.  As a result of the distribution of PPL Energy Supply's membership interest in PPL Global to PPL Energy Funding, effective January 2011, these contracts are no longer included in PPL Energy Supply's business.

The contract outstanding at March 31, 2011 had a notional amount of £10 million (approximately $17 million based on contracted rates) and settles in March 2012.  For the three months ended March 31, 2011, PPL recognized an insignificant amount of net investment hedge gains and losses in the foreign currency translation adjustment component of AOCI.  For the three months ended March 31, 2010, PPL and PPL Energy Supply recognized an insignificant amount of net investment hedge gains and losses in the foreign currency translation adjustment component of AOCI.  At March 31, 2011, PPL included $14 million of accumulated net investment hedge gains, after tax, in the foreign currency translation adjustment component of AOCI, compared to $15 million of gains, after-tax, recorded by PPL and PPL Energy Supply at December 31, 2010.

Economic Activity

(PPL and PPL Energy Supply)

PPL enters into foreign currency contracts on behalf of a subsidiary to economically hedge anticipated earnings denominated in GBP.  In 2010, these contracts were included in PPL Energy Supply's business.  As a result of the distribution of PPL Energy Supply's membership interest in PPL Global to PPL Energy Funding, effective January 2011, these contracts are no longer included in PPL Energy Supply's business.  At March 31, 2011, the total exposure hedged by PPL was £132 million and the net fair value of these positions was insignificant.  These contracts had termination dates ranging from April 2011 to December 2011.  Gains and losses, both realized and unrealized, on these contracts are included in "Other Income (Expense) – net" on the Statements of Income and were insignificant for the three months ended March 31,2011 and 2010.

(PPL)

In anticipation of the repayment of a portion of the borrowings under the Bridge Facility with U.S. dollar proceeds received from PPL's issuance of common stock and 2011 Equity Units and PPL WEM's issuance of senior notes, as discussed in Note 7, in 2011, PPL entered into forward contracts to purchase GBP in order to economically hedge the foreign currency exchange rate risk related to the repayment.  The total notional amount of the contracts outstanding at March 31, 2011 was £2.1 billion (approximately $3.3 billion based on contracted rates).  These trades, as well as additional similar trades executed in April 2011, were settled in April 2011.  Gains and losses, both realized and unrealized, on these contracts are included in "Other Income (Expense) - net" on the Statement of Income.  PPL recorded $(7) million of pre-tax, net losses for the three months ended March 31, 2011.

Accounting and Reporting

(PPL, PPL Energy Supply and PPL Electric)

All derivative instruments are recorded at fair value on the balance sheet as an asset or liability unless they qualify for NPNS.  See Note 13 for additional information.  Changes in the derivatives' fair value are recognized currently in earnings unless specific hedge accounting criteria are met, except for the change in fair value of LG&E's interest rate swaps which is recognized as a regulatory asset.  See Note 6 for amounts recorded in regulatory assets at March 31, 2011 and December 31, 2010.

See Note 1 and 19 in each Registrant's 2010 Form 10-K for additional information on accounting policies related to derivative instruments.

(PPL)

The following tables present the fair value and location of derivative instruments recorded on the Balance Sheets.

	March 31, 2011				December 31, 2010
	Derivatives designated as		Derivatives not designated		Derivatives designated as		Derivatives not designated
	hedging instruments		as hedging instruments (a)		hedging instruments		as hedging instruments (a)
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (b):
Interest rate swaps	$8	$7		$3	$11	$19		$2
Cross-currency swaps	1				7	9
Foreign currency
exchange contracts			$6	11	7		$4
Commodity contracts	831	6	939	983	878	19	1,011	1,095
Total current	840	13	945	997	903	47	1,015	1,097
Noncurrent:
Price Risk Management
Assets/Liabilities (b):
Interest rate swaps	2			30	4			32
Cross-currency swaps	8				37
Commodity contracts	160	4	430	363	169	7	445	431
Total noncurrent	170	4	430	393	210	7	445	463
Total derivatives	$1,010	$17	$1,375	$1,390	$1,113	$54	$1,460	$1,560

(a)	$293 million and $326 million of net gains associated with derivatives that were no longer designated as hedging instruments are recorded in AOCI at March 31, 2011 and December 31, 2010.
(b)	Represents the location on the Balance Sheet.

The after-tax balances of accumulated net gains (losses) (excluding net investment hedges) in AOCI were $663 million and $695 million at March 31, 2011 and December 31, 2010.  The after-tax balances of accumulated net gains (losses) (excluding net investment hedges) in AOCI were $919 million and $602 million at March 31, 2010 and December 31, 2009.

The following tables present the pre-tax effect of derivative instruments recognized in income, OCI or regulatory assets for the three months ended March 31.

Derivatives in	Hedged Items in	Location of Gain	Gain (Loss) Recognized		Gain (Loss) Recognized
Fair Value Hedging	Fair Value Hedging	(Loss) Recognized	in Income on Derivative		in Income on Related Item
Relationships	Relationships	in Income	2011	2010	2011	2010

Interest rate swaps	Fixed rate debt	Interest expense	$1	$18	$10	$(7)

				2011		2010
					Gain (Loss)		Gain (Loss)
					Recognized		Recognized
					in Income		in Income
					on Derivative	Gain (Loss)	on Derivative
				Gain (Loss)	(Ineffective	Reclassified	(Ineffective
				Reclassified	Portion and	from AOCI	Portion and
	Derivative Gain		Location of	from AOCI	Amount	into	Amount
	(Loss) Recognized in		Gain (Loss)	into Income	Excluded from	Income	Excluded from
Derivative	OCI (Effective Portion)		Recognized	(Effective	Effectiveness	(Effective	Effectiveness
Relationships	2011	2010	in Income	Portion)	Testing)	Portion)	Testing)
Cash Flow Hedges:
Interest rate swaps	$10	$(8)	Interest expense	$(3)	$(1)	$(1)	$(3)
Cross-currency swaps	(25)	22	Interest expense	3
			Other income
			(expense) - net	(13)		22
Commodity contracts	84	625	Wholesale energy
			marketing	203	(9)	178	(113)
			Fuel			1
			Depreciation			1
			Energy purchases	(70)	1	(104)	(18)
Total	$69	$639		$120	$(9)	$97	$(134)

Net Investment Hedges:
Foreign exchange contracts	$(1)	$4

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments:	Income on Derivatives	2011	2010

Foreign exchange contracts	Other income (expense) - net	$(9)	$2
Interest rate swaps	Interest expense	(2)
Commodity contracts	Unregulated retail electric and gas	1	11
	Wholesale energy marketing	45	758
	Net energy trading margins (a)	7	9
	Fuel	23	1
	Energy purchases	(55)	(739)
	Total	$10	$42

Derivatives Not Designated as	Location of Gain (Loss) Recognized as
Hedging Instruments:	Regulatory Liabilities/Assets	2011	2010

Interest rate swaps	Regulatory assets	$2

(a)	Differs from the Statement of Income due to intra-month transactions that PPL defines as spot activity, which is not accounted for as a derivative.

(PPL Energy Supply)

See Note 8 for information on PPL Energy Supply's January 2011 distribution of its membership interest in PPL Global to its parent, PPL Energy Funding.  The following tables present the fair value and location of derivative instruments recorded on the Balance Sheets.

	March 31, 2011				December 31, 2010
	Derivatives designated as		Derivatives not designated		Derivatives designated as		Derivatives not designated
	hedging instruments		as hedging instruments (a)		hedging instruments		hedging instruments (a)
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Current:
Price Risk Management
Assets/Liabilities (b):
Cross-currency swaps					$7	$9
Foreign currency
exchange contracts					7		$4
Commodity contracts	$831	$6	$938	$981	878	19	1,011	$1,084
Total current	831	6	938	981	892	28	1,015	1,084
Noncurrent:
Price Risk Management
Assets/Liabilities (b):
Cross-currency swaps					37
Commodity contracts	160	4	430	363	169	7	445	431
Total noncurrent	160	4	430	363	206	7	445	431
Total derivatives	$991	$10	$1,368	$1,344	$1,098	$35	$1,460	$1,515

(a)	$293 million and $326 million of net gains associated with derivatives that were no longer designated as hedging instruments are recorded in AOCI at March 31, 2011 and December 31, 2010.
(b)	Represents the location on the balance sheet.

The after-tax balances of accumulated net gains (losses) (excluding net investment hedges) in AOCI were $662 million and $733 million at March 31, 2011 and December 31, 2010.  At March 31, 2011, AOCI reflects the effect of PPL Energy Supply's January 2011 distribution of its membership interest in PPL Global to its parent, PPL Energy Funding.  See Note 8 for additional information.  The after-tax balances of accumulated net gains (losses) (excluding net investment hedges) in AOCI were $895 million and $573 million at March 31, 2010 and December 31, 2009.

The following tables present the pre-tax effect of derivative instruments recognized in income or OCI for the three months ended March 31.

				2011		2010
					Gain (Loss)		Gain (Loss)
					Recognized		Recognized
					in Income		in Income
					on Derivative		on Derivative
				Gain (Loss)	(Ineffective	Gain (Loss)	(Ineffective
				Reclassified	Portion and	Reclassified	Portion and
	Derivative Gain		Location of	from AOCI	Amount	from AOCI	Amount
	(Loss) Recognized in		Gains (Losses)	into Income	Excluded from	into Income	Excluded from
Derivative	OCI (Effective Portion)		Recognized	(Effective	Effectiveness	(Effective	Effectiveness
Relationships	2011	2010	in Income	Portion)	Testing)	Portion)	Testing)
Cash Flow Hedges:
Interest rate swaps			Discontinued
			operations				$(3)
Cross-currency swaps		$22	Discontinued
			operations			$22
Commodity contracts	$84	625	Wholesale energy
			marketing	$203	$(9)	178	(113)
			Fuel			1
			Depreciation			1
			Energy purchases	(70)	1	(104)	(18)
Total	$84	$647		$133	$(8)	$98	$(134)

Net Investment Hedges:
Foreign exchange contracts		$4

Derivatives Not Designated as	Location of Gain (Loss) Recognized in
Hedging Instruments:	Income on Derivatives	2011	2010

Foreign exchange contracts	Discontinued operations		$2
Commodity contracts	Unregulated retail electric and gas	$1	11
	Wholesale energy marketing	45	758
	Net energy trading margins (a)	7	9
	Fuel	23	1
	Energy purchases	(55)	(739)
	Total	$21	$42

(a)	Differs from the Statement of Income due to intra-month transactions that PPL Energy Supply defines as spot activity, which is not accounted for as a derivative.

Credit Risk-Related Contingent Features (PPL and PPL Energy Supply)

Certain of PPL's and PPL Energy Supply's derivative contracts contain credit contingent provisions which would permit the counterparties with which PPL or PPL Energy Supply is in a net liability position to require the transfer of additional collateral upon a decrease in the credit ratings of PPL, PPL Energy Supply or certain of their subsidiaries.  Most of these provisions would require PPL or PPL Energy Supply to transfer additional collateral or permit the counterparty to terminate the contract if the applicable credit rating were to fall below investment grade.  Some of these provisions also would allow the counterparty to require additional collateral upon each decrease in the credit rating at levels that remain above investment grade.  In either case, if the applicable credit rating were to fall below investment grade (i.e., below BBB- for S&P or Fitch, or Baa3 for Moody's), and assuming no assignment to an investment grade affiliate were allowed, most of these credit contingent provisions require either immediate payment of the net liability as a termination payment or immediate and ongoing full collateralization by PPL or PPL Energy Supply on derivative instruments in net liability positions.

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

To determine net liability positions, PPL and PPL Energy Supply use the fair value of each contract.  The aggregate fair value of all derivative instruments with the credit contingent provisions described above that were in a net liability position at March 31, 2011 was $124 million for PPL and $79 million for PPL Energy Supply, of which PPL and PPL Energy Supply had posted collateral of $92 million and $72 million in the normal course of business.  At March 31, 2011, if the credit contingent provisions underlying all derivative instruments were triggered due to a credit downgrade below investment grade, PPL and PPL Energy Supply would have been required to prepay or post additional collateral of $205 million and $188 million to their counterparties after including the effect of net receivables and payables already recorded on the balance sheet.

15.  Goodwill
(PPL and PPL Energy Supply)

The changes in the carrying amounts of goodwill by segment were:

	Kentucky Regulated	International Regulated	Supply	Total
PPL
Balance at December 31, 2010 (a)	$662	$679	$420	$1,761
Effect of foreign currency exchange rates		31		31
Balance at March 31, 2011 (a)	$662	$710	$420	$1,792

		International Regulated	Supply	Total
PPL Energy Supply
Balance at December 31, 2010 (a)		$679	$86	$765
Derecognition (b)		(679)		(679)
Balance at March 31, 2011 (a)		$	$86	$86

(a)	There were no accumulated impairment losses related to goodwill.
(b)
Represents the amount of goodwill derecognized as a result of PPL Energy Supply's distribution of its membership interest in PPL Global to PPL Energy Supply's parent, PPL Energy Funding.  See Note 8 for additional information on the distribution.  Subsequent to the distribution, PPL Energy Supply operates in a single business segment and reporting unit.

16. Asset Retirement Obligations

(PPL and PPL Energy Supply)

The changes in the carrying amounts of AROs were as follows.

	PPL	PPL Energy Supply

ARO at December 31, 2010	$448	$345
Accretion expense (a)	9	7
Derecognition (b)		(5)
Obligations settled	(3)	(3)
ARO at March 31, 2011	$454	$344

(a)	Accretion expense recorded by PPL for its subsidiaries LG&E and KU is offset with a regulatory asset, such that there is no income statement impact.
(b)
Represents AROs derecognized as a result of PPL Energy Supply's distribution of its membership interest in PPL Global to PPL Energy Supply's parent, PPL Energy Funding.  See Note 8 for additional information on the distribution.

The classification of AROs on the Balance Sheet was as follows.

	PPL		PPL Energy Supply
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010

Current portion (a)	$12	$13	$11	$13
Long-term portion (b)	442	435	333	332
Total	$454	$448	$344	$345

(a)	Included in "Other current liabilities."
(b)	Included in "Asset retirement obligations."

The most significant ARO recorded by PPL and PPL Energy Supply relates to the decommissioning of the Susquehanna nuclear plant.  The accrued nuclear decommissioning obligation was $276 million and $270 million at March 31, 2011 and December 31, 2010, and is included in "Asset retirement obligations" on the Balance Sheets.

Assets in the NDT funds are legally restricted for purposes of settling PPL's and PPL Energy Supply's ARO related to the decommissioning of the Susquehanna station.  The aggregate fair value of these assets was $644 million and $618 million at March 31, 2011 and December 31, 2010, and is included in "Nuclear plant decommissioning trust funds" on the Balance Sheets.  See Notes 13 and 17 for additional information on these assets.

17.  Available-for-Sale Securities

(PPL and PPL Energy Supply)

PPL and its subsidiaries classify certain short-term investments, securities held by the NDT funds and auction rate securities as available-for-sale.  Available-for-sale securities are carried on the balance sheet at fair value.  Unrealized gains and losses on these securities are reported, net of tax, in OCI or are recognized currently in earnings when a decline in fair value is determined to be other-than-temporary.  The specific identification method is used to calculate realized gains and losses.

The following table shows the amortized cost, the gross unrealized gains and losses recorded in AOCI, and the fair value of available-for-sale securities.

	March 31, 2011				December 31, 2010
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
PPL
Short-term investments
- municipal debt securities					$163			$163
NDT funds:
Cash and cash equivalents	$16			$16	10			10
Equity securities:
U.S. large-cap	168	$132		300	180	$123		303
U.S. mid/small-cap	66	56		122	67	52		119
Debt securities:
U.S. Treasury	73	4		77	71	4		75
U.S. government sponsored
agency	10			10	6	1		7
Municipality	79	1	$1	79	69			69
Investment-grade corporate	35	2		37	31	2		33
Other	2			2	1			1
Receivables/payables, net	1			1	1			1
Total NDT funds	450	195	1	644	436	182		618
Auction rate securities	25			25	25			25
Total	$475	$195	$1	$669	$624	$182		$806

PPL Energy Supply
NDT funds:
Cash and cash equivalents	$16			$16	$10			$10
Equity securities:
U.S. large-cap	168	$132		300	180	$123		303
U.S. mid/small-cap	66	56		122	67	52		119
Debt securities:
U.S. Treasury	73	4		77	71	4		75
U.S. government sponsored
agency	10			10	6	1		7
Municipality	79	1	$1	79	69			69
Investment-grade corporate	35	2		37	31	2		33
Other	2			2	1			1
Receivables/payables, net	1			1	1			1
Total NDT funds	450	195	1	644	436	182		618
Auction rate securities	20			20	20			20
Total	$470	$195	$1	$664	$456	$182		$638

There were no securities with credit losses at March 31, 2011 and December 31, 2010.

The following table shows the scheduled maturity dates of debt securities held at March 31, 2011.

	Maturity	Maturity	Maturity	Maturity
	Less Than	1-5	5-10	in Excess
	1 Year	Years	Years	of 10 Years	Total
PPL
Amortized cost	$12	$65	$69	$78	$224
Fair value	13	67	71	79	230

PPL Energy Supply
Amortized cost	$12	$65	$69	$73	$219
Fair value	13	67	71	74	225

The following table shows proceeds from and realized gains and losses on sales of available-for-sale securities.

	Three Months Ended March 31,
	2011	2010
PPL
Proceeds from sales of NDT securities (a)	$75	$44
Other proceeds from sales	163
Gross realized gains (b)	17	5
Gross realized losses (b)	5	1

PPL Energy Supply
Proceeds from sales of NDT securities (a)	$75	$44
Gross realized gains (b)	17	5
Gross realized losses (b)	5	1
(a)	These proceeds are used to pay income taxes and fees related to managing the trust. Remaining proceeds are reinvested in the trust.
(b)	Excludes the impact of other-than-temporary impairment charges recognized in the Statements of Income.

(PPL)

At December 31, 2010, LG&E held $163 million aggregate principal amount of tax-exempt revenue bonds issued by Louisville/Jefferson County, Kentucky on behalf of LG&E that were purchased from the remarketing agent in 2008.  At December 31, 2010, these investments were reflected in "Short-term investments" on the Balance Sheet.  During the three months ended March 31, 2011, LG&E received $163 million for its investments in these bonds when they were remarketed to unaffiliated investors.  No realized or unrealized gains (losses) were recorded on these securities, as the difference between carrying value and fair value was not significant.

18.  Subsequent Event - Acquisition of Central Networks

(PPL)

On April 1, 2011, PPL, through its indirect, wholly owned subsidiary PPL WEM, completed its acquisition of all of the outstanding ordinary share capital of Central Networks East plc and Central Networks Limited, the sole owner of Central Networks West plc, together with certain other related assets and liabilities (collectively referred to as Central Networks and subsequently renamed WPD Midlands), from subsidiaries of E.ON AG.  The consideration for the acquisition consisted of cash consideration of $5.7 billion, including the repayment of $1.6 billion of affiliate indebtedness owed to subsidiaries of E.ON AG, and approximately $800 million of long-term debt assumed through consolidation.  WPD Midlands' regulated distribution operations serve five million end users in the Midlands area of England.  The acquisition continues to reapportion the mix of PPL's regulated and competitive businesses by increasing the regulated portion of its business and enhances rate-regulated growth opportunities as the regulated businesses make investments to improve infrastructure and customer reliability.  Further, the service territories of WPD (South Wales), WPD (South West) and WPD Midlands are contiguous and cost savings and other shared benefits are expected from the combined operations.

The fair value of the consideration paid for Central Networks was as follows (in billions):

Aggregate enterprise consideration	$6.5
Less: fair value of long-term debt outstanding, net, assumed through consolidation	0.8
Total cash consideration paid	5.7
Less: funds made available to Central Networks to repay pre-acquisition affiliate indebtedness	1.6
Cash consideration paid for Central Networks' outstanding ordinary share capital	$4.1

The total cash consideration paid was primarily funded by borrowings under the Bridge Facility on the date of acquisition.  Subsequently, PPL repaid a portion of the borrowings under the Bridge Facility using proceeds from the April 2011 issuances of common stock and 2011 Equity Units, and proceeds from the April 2011 issuance of senior notes by PPL WEM.  The remaining borrowings under the Bridge Facility are expected to be repaid through the issuance of other long-term debt securities.  See Note 7 for additional information on the permanent financing.

The following table summarizes (in billions) the preliminary allocation of the purchase price to the fair values of the major classes of assets acquired and liabilities assumed.  These fair value estimates are subject to change as updated information becomes available and as additional analyses are performed.  As such, it is impracticable to provide further details and the final amounts recorded for each of the items below may be materially different than the information presented.

Working capital	$(0.2)
PP&E	4.8
Other noncurrent assets	0.1
Long-term debt (current and noncurrent) (a)	(2.5)
Other noncurrent liabilities	(0.7)
Net identifiable assets acquired	1.5
Goodwill	2.6
Net assets acquired	$4.1

(a)	Does not reflect the repayment of affiliated debt.

Goodwill expected to be recorded as a result of the acquisition reflects the expected continued growth of a rate-regulated business with a defined service territory operating under a constructive regulatory framework, expected synergies including contiguous service territories and the ability to leverage WPD's existing management team's high level of performance both in capital cost efficiency and customer service.  The goodwill is not expected to be included in customer rates or deductible for income tax purposes and is expected to be assigned to the International Regulated segment.  No deferred taxes are expected to be recorded related to goodwill.

PPL's pro forma operating revenues and net income attributable to PPL for the three months ended March 31, 2011 and 2010, including LKE as if the acquisition had occurred January 1, 2009 and Central Networks as if the acquisition had occurred January 1, 2010, are as follows (in millions).

		Net Income
		(Loss)
	Operating	Attributable
	Revenues	to PPL

Pro forma for 2011	$3,211	$522
Pro forma for 2010	3,987	388

The pro forma financial information presented above has been derived from the historical consolidated financial statements of PPL and LKE, which was acquired on November 1, 2010, and from the historical combined financial statements of Central Networks.  Income from discontinued operations (net of income taxes) of PPL, LKE and Central Networks totaling $3 million and $5 million for the three months ended March 31, 2011 and 2010 was excluded from the pro forma amounts above.

The pro forma adjustments include adjustments to depreciation, net periodic pension costs, interest expense, nonrecurring adjustments and the related income tax effects.  Nonrecurring adjustments include:  (a) third-party Central Networks acquisition-related costs of $11 million, including advisory, accounting and legal fees, which were recorded in "Other Income (Expense) - net" in the Statement of Income; (b) $7 million of losses in connection with foreign currency economic hedges related to the acquisition, which were also recorded in "Other Income (Expense) - net" in the Statement of Income; and (c)  Bridge Facility costs of $7 million which were recorded in "Interest Expense" in the Statement of Income.

Giving effect to the April 2011 acquisition (incorporating the preliminary purchase price allocation detailed above) and issuances of common stock, 2011 Equity Units and debt (including the remaining outstanding Bridge Facility borrowings) as if those events occurred on March 31, 2011, would have resulted in balances approximating the following (in billions):

PP&E	$25.9
Goodwill	4.4
Debt, short-term and long-term	18.3
Total Equity	10.9

These estimates are subject to change as updated information becomes available and as additional analyses are performed.  As such, the final amounts recorded may be materially different than the information presented.

PPL CORPORATION AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following information should be read in conjunction with PPL's Condensed Consolidated Financial Statements and the accompanying Notes and with PPL's 2010 Form 10-K.  Terms and abbreviations are explained in the glossary.  Dollars are in millions, except per share data, unless otherwise noted.

PPL is an energy and utility holding company with headquarters in Allentown, Pennsylvania.  Through subsidiaries, PPL generates electricity from power plants in the northeastern, northwestern and southeastern U.S., markets wholesale or retail energy primarily in northeastern and northwestern portions of the U.S., delivers electricity to customers in Pennsylvania, Kentucky, Virginia, Tennessee and the U.K. and delivers natural gas in Kentucky.  Refer to "Item 1. Business - Background" in PPL's 2010 Form 10-K for descriptions of its reportable segments, which are Kentucky Regulated, International Regulated, Pennsylvania Regulated and Supply.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" in PPL's 2010 Form 10-K for a discussion of PPL's strategy and the risks and challenges that it faces in its businesses.  See "Forward-Looking Information," Note 10 to the Financial Statements, the remainder of Item 2 and Item "1A. Risk Factors" in this Form 10-Q, and "Item 1A. Risk Factors" and the rest of Item 7 in PPL's 2010 Form 10-K for more information concerning the material risks and uncertainties that PPL faces in its businesses and with respect to its future earnings and cash flows.

Acquisition of Central Networks

On April 1, 2011, PPL WEM, an indirect wholly owned subsidiary of PPL, acquired Central Networks, which operates a regulated distribution network that serves five million end users in the Midlands area of England, for $6.5 billion, including long-term debt assumed through consolidation.  The cash consideration of $5.7 billion was initially funded by borrowings under the Bridge Facility.  Permanent financing to repay the Bridge Facility borrowings includes a combination of the issuance of PPL common stock, 2011 Equity Units and debt.  Subsequent to the close of the acquisition, the entities acquired were renamed and are collectively referred to as WPD Midlands.  See Note 18 to the Financial Statements for additional information on the acquisition and Note 7 for additional information on the financing.

The acquisition continues to reapportion the mix of PPL's regulated and competitive businesses by increasing the regulated portion of its business and enhancing rate-regulated growth opportunities as the regulated businesses make investments to improve infrastructure and customer reliability.  The increase in regulated assets is expected to provide earnings stability through regulated returns and the ability to recover costs of capital investments, in contrast to the competitive supply business where earnings and cash flows are subject to market conditions.  Further, the WPD and WPD Midlands service territories are contiguous and cost savings and other benefits are expected from the combined operations.

Results of Operations

The following discussion begins with a summary of PPL's earnings and continues with a review of results by reportable segment and a description of key factors by segment that are expected to impact future earnings.  This section ends with "Statement of Income Analysis," which includes explanations of significant changes in principal items on PPL's Statements of Income, comparing the three months ended March 31, 2011 with the same period in 2010.

As a result of the LKE acquisition on November 1, 2010, LKE's results for the three months ended March 31, 2011 are included in PPL's results with no comparable amounts for 2010.  When discussing PPL's results of operations for 2011 compared with 2010, the results of LKE are isolated for purposes of comparability.  LKE's results are included within "Segment Results – Kentucky Regulated Segment" and "Statement of Income Analysis - Kentucky Gross Electric and Gas Margins."

The results for interim periods can be disproportionately influenced by various factors and developments and by seasonal variations, and as such, the results of operations for interim periods do not necessarily indicate results or trends for the year or for future operating results.

Tables analyzing changes in amounts between periods within "Segment Results" and "Statement of Income Analysis" are presented on a constant U.K. foreign currency exchange rate basis, where applicable, in order to isolate the impact of the change in the exchange rate on the item being explained.  Results computed on a constant U.K. foreign currency exchange rate basis are calculated by translating current year results at the prior year weighted-average foreign currency exchange rate.

Earnings

	Three Months Ended March 31,
	2011	2010

Net Income Attributable to PPL Corporation	$401	$250
EPS - basic	$0.82	$0.66
EPS - diluted	$0.82	$0.66

The changes in Net Income Attributable to PPL Corporation from period to period were, in part, attributable to the acquisition of LKE and several items that management considers special.  Details of these special items are provided within the review of each segment's earnings.

Segment Results

Net Income Attributable to PPL Corporation by segment was:

	Three Months Ended March 31,
	2011	2010

Kentucky Regulated	$75
International Regulated	55	$76
Pennsylvania Regulated	52	37
Supply	219	137
Total	$401	$250

Kentucky Regulated Segment

The Kentucky Regulated segment consists primarily of LKE's results from the operation of regulated electricity generation, transmission and distribution assets, primarily in Kentucky, as well as in Virginia and Tennessee.  This segment also includes LKE's results from the regulated distribution and sale of natural gas in Kentucky.

Kentucky Regulated segment Net Income Attributable to PPL Corporation was:

Three Months Ended
March 31, 2011

Utility revenues	$766
Fuel and energy purchases	322
Other operation and maintenance	181
Depreciation	81
Taxes, other than income	9
Total operating expenses	593
Other Income (Expense) - net	(1)
Interest Expense (a)	54
Income Taxes	43
Net Income Attributable to PPL Corporation	$75

(a)	Includes interest expense allocated to the Kentucky Regulated segment of $18 million ($12 million after tax) related to the 2010 Equity Units and interest rate swaps.

Outlook

Excluding special items and the impact of a full year of earnings versus two months in 2010, PPL expects higher utility revenues generally driven by the results of electricity and natural gas base rate increases that became effective August 1, 2010.

Earnings in 2011 are subject to various risks and uncertainties.  See "Forward-Looking Information," the rest of this Item 2, Note 10 to the Financial Statements and "Part II. Other Information - Item 1A. Risk Factors" in this Form 10-Q and "Item 1. Business," and "Item 1A. Risk Factors" in PPL's 2010 Form 10-K for a discussion of the risks, uncertainties and factors that may impact future earnings.

International Regulated Segment

The International Regulated segment consists primarily of the electric distribution operations in the U.K.

International Regulated segment Net Income Attributable to PPL Corporation was:

	Three Months Ended March 31,
	2011	2010

Utility revenues	$216	$203
Energy-related businesses	9	10
Total operating revenues	225	213
Other operation and maintenance	42	44
Depreciation	30	29
Taxes, other than income	13	14
Energy-related businesses	4	4
Total operating expenses	89	91
Other Income (Expense) - net	(19)	1
Interest Expense	47	31
Income Taxes	15	16
Net Income Attributable to PPL Corporation	$55	$76

The after-tax changes in Net Income Attributable to PPL Corporation between these periods were due to the following factors.

U.K.
Utility revenues	$11
Other operation and maintenance	(2)
Interest expense	(6)
Foreign currency exchange rates	(1)
U.S. income taxes	(3)
Special items	(20)
Total	$(21)

•	Higher U.K. utility revenues primarily due to a 2010 charge related to a revised estimate for network electricity line losses as well as positive changes in customer mix.

•	Higher U.K. interest expense primarily due to higher debt balances arising from a March 2010 debt issuance.

•
Higher U.S. income taxes due to a favorable 2010 change in an uncertain tax position related to windfall profits tax, partially offset by a current year tax benefit on anticipated U.K. pension plan contributions.

The following after-tax amounts, which management considers special items, also impacted the segment's earnings.

Three Months Ended
March 31, 2011

Foreign currency-related economic hedges (a)	$(1)
Central Networks acquisition-related costs:
Bridge Facility costs (Note 18)	(5)
Other acquisition-related costs (Note 18)	(10)
Foreign currency-related economic hedges (Note 14)	(4)
Total	$(20)

(a)	Represents unrealized losses on contracts that economically hedge anticipated earnings denominated in GBP.

Outlook

Excluding special items and the impact of the newly acquired U.K. businesses, in 2011 compared to 2010, PPL expects higher electricity delivery revenue and a more favorable currency exchange rate, partially offset by higher income taxes, higher depreciation and financing costs.

Earnings in 2011 are subject to various risks and uncertainties.  See "Forward-Looking Information," the rest of this Item 2, Note 10 to the Financial Statements and "Part II. Other Information - Item 1A. Risk Factors" in this Form 10-Q and "Item 1. Business," and "Item 1A. Risk Factors" in PPL's 2010 Form 10-K for a discussion of the risks, uncertainties and factors that may impact future earnings.

Pennsylvania Regulated Segment

The Pennsylvania Regulated segment includes the regulated electric delivery operations of PPL Electric.

Pennsylvania Regulated segment Net Income Attributable to PPL Corporation was:

	Three Months Ended March 31,
	2011	2010
Operating revenues
External	$554	$811
Intersegment	4	2
Total operating revenues	558	813
Energy purchases
External	251	410
Intersegment	6	115
Other operation and maintenance	130	120
Depreciation	33	34
Taxes, other than income	35	47
Total operating expenses	455	726
Other Income (Expense) - net		2
Interest Expense	24	26
Income Taxes	23	21
Net Income	56	42
Net Income Attributable to Noncontrolling Interests	4	5
Net Income Attributable to PPL Corporation	$52	$37

The after-tax changes in Net Income Attributable to PPL Corporation between these periods were due to the following factors.

Pennsylvania gross delivery margins	$17
Other operation and maintenance	(8)
Interest expense	1
Income taxes and other	5
Total	$15

•	See "Pennsylvania Gross Delivery Margins by Component" in the "Statement of Income Analysis" section for an explanation of gross margins from the regulated electric delivery operations.

•
Other operation and maintenance increased primarily due to higher payroll and related overhead, contractor costs resulting mainly from increased maintenance work and storm activity, and higher support group costs.

•
Lower income taxes due to the indirect impact of Pennsylvania Department of Revenue interpretive guidance regarding 100% bonus depreciation.  See Note 5 to the Financial Statements for additional information.

Outlook

Excluding special items, in 2011 compared to 2010, distribution revenues are expected to be higher resulting from the distribution base rate increase effective January 1, 2011.

Earnings in 2011 are subject to various risks and uncertainties.  See "Forward-Looking Information," the rest of this Item 2, Note 10 to the Financial Statements and "Part II. Other Information - Item 1A. Risk Factors" in this Form 10-Q and "Item 1. Business," and "Item 1A. Risk Factors" in PPL's 2010 Form 10-K for a discussion of the risks, uncertainties and factors that may impact future earnings.

In April 2011, legislation was introduced in the Pennsylvania General Assembly that would authorize the PUC to approve regulatory procedures and mechanisms to provide for timely recovery of a utility's costs.  Those procedures and mechanisms include, but are not limited to, the use of a fully projected test year and an automatic adjustment clause to recover capital costs and related operating expenses.  The legislation has been referred to the House Committee on Consumer Affairs.  PPL Electric is working with other stakeholders to support passage of this legislation.

Supply Segment

The Supply segment primarily consists of the energy marketing and trading activities, as well as the competitive generation and development operations of PPL Energy Supply.  In 2011 and 2010, PPL Energy Supply subsidiaries completed the sale of several businesses, which have been classified as Discontinued Operations.  See Note 8 to the Financial Statements for additional information.

Supply segment Net Income Attributable to PPL Corporation was:

	Three Months Ended March 31,
	2011	2010
Energy revenues
External (a)	$1,253	$1,898
Intersegment	6	115
Energy-related businesses	112	84
Total operating revenues	1,371	2,097
Fuel and energy purchases
External (a)	555	1,392
Intersegment	1	1
Other operation and maintenance	233	281
Depreciation	64	61
Taxes, other than income	16	11
Energy-related businesses	109	84
Total operating expenses	978	1,830
Other Income (Expense) - net	15	5
Other-Than-Temporary Impairments	1
Interest Expense	49	54
Income Taxes	142	89
Income (Loss) from Discontinued Operations	3	8
Net Income Attributable to PPL Corporation	$219	$137

(a)	Includes impact from energy-related economic activity. See "Commodity Price Risk (Non-trading) - Economic Activity" in Note 14 to the Financial Statements for additional information.

The after-tax changes in Net Income Attributable to PPL Corporation between these periods were due to the following factors.

U.S. non-trading margins	$(42)
Other operation and maintenance
Depreciation	(2)
Other income (expense) - net	5
Income taxes and other	(4)
Discontinued operations, excluding special items and certain revenues and expenses included in margins	4
Special items	121
Total	$82

•	See "Unregulated Gross Energy Margins By Region" in the "Statement of Income Analysis" section for an explanation of margins.

•	Other operation and maintenance primarily reflects the offsetting impact of lower costs due to the timing of the Susquehanna outage and higher outage costs at fossil/hydro plants.

•	Higher other income (expense) - net due to realized earnings on securities in the NDT funds.

•
Income taxes reflect the impact of increased valuation allowances on Pennsylvania net operating loss carryforwards related to the effect of 100% bonus depreciation on future projected Pennsylvania taxable income and differences in effective tax rates.

The following after-tax amounts, which management considers special items, also impacted the segment's earnings.

	Three Months Ended March 31,
	2011	2010

Adjusted energy-related economic activity, net (a)	$17	$(65)
Sales of assets:
Non-core generation facilities (Note 8)	(1)
Impairments:
Emission allowances (Note 13)	(1)	(2)
RECs (Note 13)	(2)
Adjustments - NDT investments (b)	1
Other:
Montana hydroelectric litigation (Note 10)		(32)
Health Care Reform - tax impact (Note 9)		(8)
Total	$14	$(107)

(a)	See "Reconciliation of Economic Activity" below.
(b)	Represents the reversal of previous other-than-temporary impairment charges when securities previously impaired were sold.

Reconciliation of Economic Activity

The following table reconciles unrealized pre-tax gains (losses) from the table within "Commodity Price Risk (Non-trading) - Economic Activity" in Note 14 to the Financial Statements to the special item identified as "Adjusted energy-related economic activity, net."

	Three Months Ended March 31,
	2011	2010
Operating Revenues
Unregulated retail electric and gas	$4	$10
Wholesale energy marketing	57	424
Operating Expenses
Fuel	23	5
Energy Purchases	18	(563)
Energy-related economic activity (a)	102	(124)
Option premiums (b)	5	14
Adjusted energy-related economic activity	107	(110)
Less: Economic activity now realized, associated with the monetization of certain
full-requirement sales contracts in 2010	78
Adjusted energy-related economic activity, net, pre-tax	$29	$(110)

Adjusted energy-related economic activity, net, after-tax	$17	$(65)

(a)	The components of this item are from the table within "Commodity Price Risk (Non-trading) - Economic Activity" in Note 14 to the Financial Statements.
(b)
Adjustment for the net deferral and amortization of option premiums over the delivery period of the item that was hedged or upon realization.  After-tax gains for the three months ended March 31, 2011 and 2010 were $3 million and $8 million.

Outlook

Excluding special items, in 2011 compared to 2010, energy margins are expected to be lower driven by lower Eastern energy and capacity prices, higher average fuel costs and outages related to turbine blade inspections/replacements at the Susquehanna nuclear station, as well as higher income taxes and higher operation and maintenance expense.

Unit 2 at PPL's Susquehanna nuclear plant is currently in a scheduled outage for refueling and generation uprate.  In connection with this outage, a planned inspection of the Unit 2 turbine revealed defects in certain of its low pressure turbine blades.  Replacement of these blades is required but was not anticipated as part of the original scope of this outage.  The necessary repair work is expected to extend the Unit 2 outage by approximately four to six weeks.  As a precaution, PPL likely will also take Unit 1 out of service in the coming weeks to perform similar turbine blade inspections.  No specific dates or timetable for that inspection have been established, and may be determined in part by the results of the inspection and repairs at Unit 2.  There is no current expectation that repairs will be required at Unit 1.  PPL's current estimate of the after-tax financial impact related to these outages is between $20 million and $30 million.  There can be no assurance that additional repairs at Unit 2 or Unit 1 will not be required, or that the length of the current outage will not exceed the extended timeframe referred to above.

Earnings in 2011 are subject to various risks and uncertainties.  See "Forward-Looking Information," the rest of this Item 2, Note 10 to the Financial Statements and "Part II. Other Information - Item 1A. Risk Factors" in this Form 10-Q and "Item 1. Business," and "Item 1A. Risk Factors" in PPL's 2010 Form 10-K for a discussion of the risks, uncertainties and factors that may impact future earnings.

Statement of Income Analysis --

Margins

Non-GAAP Financial Measures

The following discussion includes financial information prepared in accordance with GAAP, as well as three non-GAAP financial measures:  "Kentucky Gross Electric and Gas Margins," "Pennsylvania Gross Delivery Margins" and "Unregulated Gross Energy Margins."  PPL believes that these measures provide additional criteria to make investment decisions.  These performance measures are used, in conjunction with other information, internally by senior management and the Board of Directors to manage PPL's operations.  PPL's management also uses "Unregulated Gross Energy Margins" in measuring certain corporate performance goals used in determining variable compensation.

•
"Kentucky Gross Electric and Gas Margins" is a single financial performance measure of the Kentucky Regulated segment's electricity generation, transmission and distribution operations as well as its distribution and sale of natural gas.  In calculating this measure, utility revenues and expenses associated with approved cost recovery tracking mechanisms are offset.  These mechanisms allow for recovery of certain expenses, returns on capital investments associated with environmental regulations and performance incentives.   As a result, this measure represents the net revenues from the Kentucky Regulated segment's electric and gas operations.

•
"Pennsylvania Gross Delivery Margins" is a single financial performance measure of the Pennsylvania Regulated segment's electric delivery operations, which includes transmission and distribution activities, including PLR electricity generation supply.  In calculating this measure, utility revenues and expenses associated with approved recovery mechanisms, including energy provided as a PLR, are offset.  These mechanisms allow for recovery of certain expenses; therefore, certain expenses and revenues offset with minimal impact on earnings.  As a result, this measure represents the net revenues from the Pennsylvania Regulated segment's electric delivery operations.

•
"Unregulated Gross Energy Margins" is a single financial performance measure of the Supply segment's competitive energy non-trading and trading activities.  In calculating this measure, the Supply segment's energy revenues are offset by the cost of fuel and energy purchases, and adjusted for other related items.  This performance measure is relevant to PPL due to the volatility in the individual revenue and expense lines on the Statements of Income that comprise "Unregulated Gross Energy Margins."  This volatility stems from a number of factors, including the required netting of certain transactions with ISOs and significant swings in unrealized gains and losses.  Such factors could result in gains or losses being recorded in either "Wholesale energy marketing" or "Energy purchases" on the Statements of Income.  This performance measure includes PLR revenues from energy sales to PPL Electric by PPL EnergyPlus.  In addition, PPL excludes from "Unregulated Gross Energy Margins" the Supply segment's energy-related economic activity, which includes the changes in fair value of positions used to economically hedge a portion of the economic value of PPL's competitive generation assets, full-requirement sales contracts and retail activities.  This economic value is subject to changes in fair value due to market price volatility of the input and output commodities (e.g., fuel and power) prior to the delivery period that was hedged.  Also included in this energy-related economic activity is the ineffective portion of qualifying cash flow hedges, the monetization of certain full-requirement sales contracts and premium amortization associated with options.  This economic activity is deferred, with the exception of the full-requirement sales contracts that were monetized, and included in unregulated gross energy margins over the delivery period that was hedged or upon realization.

These measures are not intended to replace "Operating Income," which is determined in accordance with GAAP, as an indicator of overall operating performance.  Other companies may use different measures to analyze and to report on the results of their operations.

Kentucky Gross Electric and Gas Margins

The following table reconciles "Operating Income" to "Kentucky Gross Electric and Gas Margins" as defined by PPL.

Three Months
Ended March 31,
2011

Operating Income (a)	$805
Adjustments:
Unregulated retail electric and gas (a)	(147)
Wholesale energy marketing (a)	(1,095)
Net energy trading margins (a)	(11)
Energy-related businesses, net (b)	(8)
Other operation and maintenance (a)	583
Depreciation (a)	208
Taxes, other than income (a)	73
Revenue adjustments (c)	(770)
Expense adjustments (c)	773
Kentucky gross electric and gas margins	$411

(a)	As reported on the Statement of Income.
(b)	Amount represents the net of "Energy-related businesses" revenue and expense as reported on the Statement of Income
(c)	The components of these adjustments are detailed in the table below.

The following table provides the income statement line items and other adjustments that comprise Kentucky Gross Electric and Gas Margins.

Three Months
Ended March 31,
2011
Revenue
Utility (a)	$1,536
Revenue adjustments (b)
Exclude WPD utility revenue (c)	(216)
Exclude utility revenue included in Pennsylvania Gross Delivery Margins (c)	(548)
Exclude PLR revenue from energy supplied to PPL Electric by PPL EnergyPlus (c)	(6)
Total revenue adjustments	(770)
766
Expense
Fuel (a)	475
Energy purchases (a)	653
Expense adjustments (b)
Exclude unregulated fuel and energy purchases (d)	(556)
Exclude external PLR energy purchases (e)	(250)
Include depreciation on ECR equipment (f)	12
Include other operation and maintenance costs related to recovery mechanisms (g)	17
Other	4
Total expense adjustments	(773)
355
Kentucky gross electric and gas margins	$411

(a)	As reported on the Statement of Income.
(b)	To include/exclude the impact of any revenues and expenses consistent with the way management reviews Kentucky Gross Electric and Gas Margins internally.
(c)	Included in "Utility" on the Statement of Income.
(d)	Included in "Energy Purchases" and "Fuel" on the Statement of Income.
(e)	Included in "Energy Purchases" on the Statement of Income.
(f)	Included in "Depreciation" on the Statement of Income.
(g)	Included in "Other operation and maintenance" on the Statement of Income.

Pennsylvania Gross Delivery Margins

The following table reconciles "Operating Income" to "Pennsylvania Gross Delivery Margins" as defined by PPL.

	Three Months Ended March 31,
	2011	2010

Operating Income (a)	$805	$476
Adjustments:
Unregulated retail electric and gas (a)	(147)	(104)
Wholesale energy marketing (a)	(1,095)	(1,783)
Net energy trading margins (a)	(11)	(11)
Energy-related businesses, net (b)	(8)	(6)
Fuel (a)	475	230
Other operation and maintenance (a)	583	444
Depreciation (a)	208	124
Taxes, other than income (a)	73	72
Revenue adjustments (c)	(988)	(318)
Expense adjustments (c)	355	1,097
Pennsylvania gross delivery margins	$250	$221

(a)	As reported on the Statements of Income.
(b)	Amount represents the net of "Energy-related businesses" revenue and expense as reported on the Statements of Income.
(c)	The components of these adjustments are detailed in the table below.

The following table provides the income statement line items and other adjustments that comprise Pennsylvania gross delivery margins.

	Three Months Ended March 31,
	2011	2010	Change
Revenue
Utility (a)	$1,536	$1,014	$522
Revenue adjustments (b)
Exclude utility revenue included in Kentucky Gross Electric and Gas Margins (c)	(766)		(766)
Exclude WPD utility revenue (c)	(216)	(203)	(13)
Exclude PLR revenue from energy supplied to PPL Electric by PPL EnergyPlus (c)	(6)	(115)	109
Total revenue adjustments	(988)	(318)	(670)
	548	696	(148)
Expense
Energy purchases (a)	653	1,572	(919)
Expense adjustments (b)
Exclude energy purchases included in Unregulated Gross Energy Margins (d)	(296)	(1,163)	867
Exclude energy purchases included in Kentucky Gross Electric and Gas Margins (d)	(107)		(107)
Include gross receipts tax (e)	33	45	(12)
Include Act 129 (f)	15	18	(3)
Other		3	(3)
Total expense adjustments	(355)	(1,097)	742
	298	475	(177)
Pennsylvania gross delivery margins	$250	$221	$29

(a)	As reported on the Statements of Income.
(b)	To include/exclude the impact of any revenues and expenses consistent with the way management reviews Pennsylvania gross delivery margins internally.
(c)	Included in "Utility" on the Statements of Income.
(d)	Included in "Energy purchases" on the Statements of Income.
(e)	Included in "Taxes, other than income" on the Statements of Income.
(f)	Included in "Other operation and maintenance" on the Statements of Income.

Pennsylvania Gross Delivery Margins by Component

Pennsylvania gross delivery margins are generated through domestic regulated electric distribution activities, including PLR supply, and transmission activities.

	Three Months Ended March 31,
	2011	2010	Change

Distribution	$208	$179	$29
Transmission	42	42
Pennsylvania gross delivery margins	$250	$221	$29

Distribution

Distribution margins were higher during the three months ended March 31, 2011, compared with the same period in 2010.  This increase resulted from the approval of the distribution rate case effective January 1, 2011 combined with favorable weather.

Unregulated Gross Energy Margins

The following table reconciles "Operating Income" to "Unregulated Gross Energy Margins" as defined by PPL.

	Three Months Ended March 31,
	2011	2010

Operating Income (a)	$805	$476
Adjustments:
Utility (a)	(1,536)	(1,014)
Energy-related businesses, net (b)	(8)	(6)
Other operation and maintenance (a)	583	444
Depreciation (a)	208	124
Taxes, other than income (a)	73	72
Revenue adjustments (c)	(52)	(300)
Expense adjustments (c)	598	947
Unregulated gross energy margins	$671	$743

(a)	As reported on the Statements of Income.
(b)	Amount represents the net of "Energy-related businesses" revenue and expense as reported on the Statements of Income.
(c)	The components of these adjustments are detailed in the table below.

The following table provides the income statement line items and other adjustments that comprise unregulated gross energy margins.

	Three Months Ended March 31,
	2011	2010	Change
Revenue
Unregulated retail electric and gas (a)	$147	$104	$43
Wholesale energy marketing (a)	1,095	1,783	(688)
Net energy trading margins (a)	11	11
Revenue adjustments (b)
Exclude the impact from energy-related economic activity (c)	(77)	(447)	370
Include PLR revenue from energy supplied to PPL Electric by PPL EnergyPlus (d)	6	115	(109)
Include gains from sale of emission allowances/RECs (e)		1	(1)
Include revenue from certain discontinued operations (f)	19	31	(12)
Total revenue adjustments	(52)	(300)	248
	1,201	1,598	(397)
Expense
Fuel (a)	475	230	245
Energy purchases (a)	653	1,572	(919)
Expense adjustments (b)
Exclude fuel and energy purchases included in Kentucky Gross Electric and Gas Margins	(322)		(322)
Exclude the impact from energy-related economic activity (g)	(48)	(557)	509
Exclude external PLR energy purchases (h)	(250)	(409)	159
Include expenses from certain discontinued operations (i)	7	6	1
Include ancillary charges (e)	4	7	(3)
Include gross receipts tax (j)	7	3	4
Other	4	3	1
Total expense adjustments	(598)	(947)	349
	530	855	(325)
Unregulated gross energy margins	$671	$743	$(72)

(a)	As reported on the Statements of Income.
(b)	To include/exclude the impact of any revenues and expenses consistent with the way management reviews unregulated gross energy margins internally.
(c)
See "Commodity Price Risk (Non-trading) - Economic Activity" in Note 14 to the Financial Statements for additional information.  In addition, the three months ended March 31, 2011 and 2010 includes pre-tax gains of $6 million and $13 million related to the amortization of option premiums, and in 2011 a realized gain of $10 million related to the monetization of certain full-requirement sales contracts.  These amounts are reflected in "Wholesale energy marketing - Realized" on the Statements of Income.

(d)	Included in "Utility" on the Statements of Income.
(e)	Included in "Other operation and maintenance" on the Statements of Income.
(f)	Represents the operating revenues associated with certain Supply segment businesses classified as discontinued operations. See Note 8 to the Financial Statements for additional information.
(g)
See "Commodity Price Risk (Non-trading) - Economic Activity" in Note 14 to the Financial Statements for additional information.  In addition, the three months ended March 31, 2011 and 2010 includes a pre-tax loss of $1 million and a pre-tax gain of $1 million related to the amortization of option premiums, and in 2011 a realized loss of $88 million related to the monetization of certain full-requirement sales contracts.  These amounts are reflected in "Energy purchases – Realized" on the Statements of Income.

(h)	Included in "Energy purchases" on the Statements of Income.
(i)	Represents fuel costs and energy purchases associated with certain Supply segment businesses classified as discontinued operations. See Note 8 to the Financial Statements for additional information.
(j)	Included in "Taxes, other than income" on the Statement of Income.

Unregulated Gross Energy Margins By Region

Unregulated gross energy margins are generated through non-trading and trading activities.  The non-trading energy business is managed on a geographic basis that is aligned with its generation assets.

	Three Months Ended March 31,
	2011	2010	Change
Non-trading:
Eastern U.S. (a)	$578	$649	$(71)
Western U.S.	82	83	(1)
Net energy trading	11	11
Unregulated gross energy margins	$671	$743	$(72)

(a)	Change primarily due to lower pricing (including lower PJM basis and FTR values) and higher supply costs from the generation fleet.

Utility Revenues

The change in utility revenues was attributable to:

Three Months Ended
March 31, 2011 vs. March 31, 2010
Domestic:
Retail electric revenue (a)	$(257)
LKE	766
U.K.:
Electric delivery revenue (b)	16
Foreign currency exchange rates	(3)
Total	$522

(a)	See "Pennsylvania Gross Delivery Margins by Component" and "Unregulated Gross Energy Margins by Region" above.
(b)	Change primarily due to a 2010 charge related to a revised estimate for network electricity line losses as well as positive changes in customer mix.

Other Operation and Maintenance

The change in other operation and maintenance expense was due to:

Three Months Ended
March 31, 2011 vs. March 31, 2010

LKE	$181
Montana hydroelectric litigation (Note 10)	(47)
Outage costs at Susquehanna nuclear plant (a)	(21)
Outage and other costs at fossil/hydroelectric plants (b)	18
Other - Domestic	6
Other - U.K.	2
Total	$139

(a)	Primarily due to the timing of the refueling outage.
(b)	Primarily due to the timing of a planned maintenance outage.

Depreciation

The change in depreciation expense was due to:

Three Months Ended
March 31, 2011 vs. March 31, 2010

Additions to PP&E	$3
LKE (a)	81
Total	$84

(a)	Includes $10 million of depreciation expense for recently completed plant additions at TC2 and E.W. Brown.

Taxes, Other Than Income

The change in taxes, other than income was due to:

Three Months Ended
March 31, 2011 vs. March 31, 2010

Pennsylvania gross receipts tax (a)	$(8)
LKE	9
Total	$1

(a)
Primarily due to a decrease in electricity revenues as customers continue to select alternative suppliers in 2011.  This tax is included in "Pennsylvania Gross Delivery Margins" and "Unregulated Gross Energy Margins" above.

Other Income (Expense) - net

See Note 12 to the Financial Statements for details.

Interest Expense

The change in interest expense was due to:

Three Months Ended
March 31, 2011 vs. March 31, 2010

Bridge Facility costs related to the acquisition of Central Networks (Note 18)	$7
2010 Equity Units (a)	15
Interest on the March 2010 WPD debt issuance	9
LKE (b)	36
Montana hydroelectric litigation (Note 10)	(6)
Other	2
Total	$63

(a)	Interest related to the June 2010 issuance to support the November 2010 LKE acquisition.
(b)	Includes $26 million of interest related to First Mortgage Bonds and Senior Notes, both issued in November 2010.

Income Taxes

The change in income taxes was due to:

Three Months Ended
March 31, 2011 vs. March 31, 2010

Higher pre-tax book income	$42
State valuation allowance adjustments	19
Domestic manufacturing deduction	4
Federal and state tax reserve adjustments	7
U.S. income tax on foreign earnings net of foreign tax credit	(8)
Health Care Reform	(8)
LKE	49
Depreciation not normalized	(3)
Other	(5)
Total	$97

See Note 5 to the Financial Statements for additional information on income taxes.

Discontinued Operations

See "Discontinued Operations" in Note 8 to the Financial Statements for information related to the sale of certain non-core generation facilities in 2011 and the sale of the Long Island generation business in 2010.

Financial Condition

Liquidity and Capital Resources

PPL had the following at:

	March 31, 2011	December 31, 2010

Cash and cash equivalents	$1,245	$925
Short-term investments		163
	$1,245	$1,088
Short-term debt	$881	$694

The $320 million increase in PPL's cash and cash equivalents position was primarily the net result of:

•	proceeds of $381 million from the sale of certain non-core generation facilities;
•	$196 million of cash provided by operating activities;
•	a net increase in short-term debt of $187 million;
•	proceeds of $163 million from the sale of other investments;
•	$428 million of capital expenditures; and
•	the payment of $170 million of common stock dividends.

PPL's cash provided by operating activities decreased $602 million for the three months ended March 31, 2011 compared with the same period in 2010 primarily due to increased defined benefit plan contributions and changes in working capital (mainly due to changes in counterparty collateral requirements).

Credit Facilities

At March 31, 2011, PPL's total committed borrowing capacity under its credit facilities and the use of this borrowing capacity were:

	Committed		Letters of	Unused
	Capacity	Borrowed	Credit Issued	Capacity

LG&E Credit Facility	$400			$400
KU Credit Facility (a)	400		$198	202
PPL Energy Supply Credit Facilities (b)	3,200	$700	247	2,253
PPL Electric Credit Facilities (c)	350		13	337
Total Domestic Credit Facilities (d)	$4,350	$700	$458	$3,192

PPL WW Holdings Credit Facility	£150	£113	n/a	£37
WPD (South West) Credit Facility	210		n/a	210
Total WPD Credit Facilities (e)	£360	£113	n/a	£247

(a)
In April 2011, KU entered into a new $198 million letter of credit facility that will be used to issue letters of credit to support outstanding tax exempt bonds.  The facility matures in April 2014.  In May 2011, letters of credit totaling $198 million were issued under the new facility, replacing the letters of credit issued under KU's Syndicated Credit Facility at March 31, 2011.

(b)
In March 2011, PPL Energy Supply's $300 million 5-year Structured Credit Facility expired.  PPL Energy Supply's obligations under this facility were supported by a $300 million letter of credit issued on PPL Energy Supply's behalf under a separate, but related $300 million five-year credit agreement, which also expired in March 2011.

(c)
Committed capacity includes a $150 million credit facility related to an asset-backed commercial paper program through which PPL Electric obtains financing by selling and contributing its eligible accounts receivable and unbilled revenue to a special purpose, wholly owned subsidiary on an ongoing basis.  The subsidiary pledges these assets to secure loans of up to an aggregate of $150 million from a commercial paper conduit sponsored by a financial institution.  At March 31, 2011, based on accounts receivable and unbilled revenue pledged, the amount available for borrowing under the facility was limited to $119 million.

(d)	Total borrowings outstanding under PPL's domestic credit facilities increased on a net basis by $187 million since December 31, 2010.

The commitments under PPL's domestic credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than 10% of the total committed capacity.

(e)	At March 31, 2011, the unused capacity of WPD's credit facilities was approximately $500 million.

The commitments under WPD's credit facilities are provided by 8 banks, with no one bank providing more than 25% of the total committed capacity.

In April 2011, following the completion of the acquisition of Central Networks, WPD (East Midlands) and WPD (West Midlands) each entered into a £300 million 5-year syndicated credit facility.  Under the facilities, WPD (East Midlands) and WPD (West Midlands) each have the ability to make cash borrowings and to request the lenders to issue up to £80 million of letters of credit in lieu of borrowing.

See Note 7 to the Financial Statements for further discussion of PPL's credit facilities.

Bridge Facility

In March 2011, concurrently, and in connection with entering into the agreement to acquire Central Networks, PPL entered into a commitment letter with certain lenders pursuant to which the lenders committed to provide PPL with 364-day unsecured bridge financing of up to £3.6 billion solely to (i) fund the acquisition and (ii) pay certain fees and expenses in connection with the acquisition.  The bridge financing commitment was subsequently syndicated to a group of banks, including the initial commitment lenders.  Upon the syndication of the commitment, in March 2011, PPL Capital Funding and PPL WEM, as borrowers, and PPL, as guarantor, entered into a £3.6 billion Bridge Facility.

On April 1, 2011, concurrent with the closing of the Central Networks acquisition, PPL Capital Funding borrowed an aggregate of £1.75 billion and PPL WEM borrowed £1.85 billion under the Bridge Facility.  Borrowings bear interest at a spread over LIBOR for periods of one, two, three or six months.  The initial borrowings bear interest at approximately 2.62%.  See Note 18 to the Financial Statements for additional information on the acquisition.

In accordance with the terms of the Bridge Facility, PPL Capital Funding's borrowings of £1.75 billion were repaid with approximately $2.8 billion of proceeds received from PPL's issuance of common stock and 2011 Equity Units in April 2011, as discussed in "Long-term Debt and Equity Securities" below.  Pursuant to Amendment No. 1 to the Bridge Facility,  PPL elected to retain a portion of the proceeds from the issuance of its common stock and 2011 Equity Units in excess of the amount repaid under the Bridge Facility.  Later in April 2011, PPL WEM repaid £650 million of its Bridge Facility borrowing.  Such repayment was funded primarily with proceeds received from PPL WEM's issuance of senior notes, which is also discussed below.  As of May 6, 2011, £1.2 billion of borrowings remain outstanding under the Bridge Facility and continue to bear interest at approximately 2.62% through June 3, 2011 or the date of repayment if earlier.

The Bridge Facility matures 364 days after the closing of the acquisition.  Subject to certain conditions, PPL Capital Funding may request, on behalf of PPL WEM, that the maturity date of the remaining £1.2 billion of borrowings under the Bridge Facility be extended for an additional six months.  See Note 7 to the Financial Statements for additional information on the Bridge Facility.

In anticipation of the repayment of a portion of the borrowings under the Bridge Facility with U.S. dollar proceeds received from PPL's issuance of common stock and 2011 Equity Units and PPL WEM's issuance of senior notes, PPL entered into forward contracts to purchase GBP in order to economically hedge the foreign currency exchange rate risk related to the repayment.  See Note 14 to the Financial Statements for further discussion.

Long-term Debt and Equity Securities

In January 2011, LG&E remarketed $163 million of variable rate tax-exempt revenue bonds, which were issued on its behalf by Louisville/Jefferson County, Kentucky, to unaffiliated investors in a term rate mode, bearing interest at 1.90% into 2012.  The proceeds from the remarketing were used to repay a $163 million borrowing under LG&E's syndicated credit facility.

In connection with the closing of the acquisition of Central Networks, PPL assumed, through consolidation, £250 million of senior notes previously issued by WPD (East Midlands) and £250 million of senior notes previously issued by WPD (West Midlands), equating to an aggregate principal amount of approximately $800 million at the time of closing.  See Note 18 to the Financial Statements for additional information on the acquisition.

In April 2011, PPL raised a total of approximately $3.2 billion, net of underwriting discounts, through the sale of (i) 92 million shares of PPL common stock at a public offering price of $25.30 per share and (ii) 19.55 million 2011 Equity Units at a stated amount per unit of $50.00.  PPL used the net proceeds to repay PPL Capital Funding's borrowings under the Bridge Facility, as discussed above, to pay certain acquisition-related fees and expenses and for general corporate purposes.

Also in April 2011, PPL WEM issued $460 million of 3.90% Senior Notes due 2016 and $500 million of 5.375% Senior Notes due 2021.  PPL WEM received proceeds of $953 million, net of discounts and underwriting fees, from the combined issuance of the notes.  The net proceeds were used to repay a portion of PPL WEM's borrowing under the Bridge Facility, as discussed above.  In connection with the issuance of the senior notes, PPL entered into cross currency interest rate swaps for the entire aggregate principal amount of each series of notes in order to hedge PPL WEM's risk of variability in the GBP functional currency equivalent cash flows related to its U.S. dollar interest and principal payments on the notes.

See Note 7 to the Financial Statements for additional information about long-term debt and equity securities.

Common Stock Dividends

In February 2011, PPL declared its quarterly common stock dividend, effective April 1, 2011, at 35.0 cents per share (equivalent to $1.40 per annum).  Future dividends, declared at the discretion of the Board of Directors, will be dependent upon future earnings, cash flows, financial and legal requirements and other factors.

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

In prior periodic reports, PPL described its then-current credit ratings in connection with, and to facilitate, an understanding of its liquidity position.  As a result of the passage of the Dodd-Frank Act and the attendant uncertainties relating to the extent to which issuers of non-asset backed securities may disclose credit ratings without being required to obtain rating agency consent to the inclusion of such disclosure, or incorporation by reference of such disclosure, in a registrant's registration statement or section 10(a) prospectus, PPL is limiting its credit rating disclosure to a description of the actions taken by the rating agencies with respect to PPL's ratings, but without stating what ratings have been assigned to PPL or its subsidiaries, or their securities.  The ratings assigned by the rating agencies to PPL and its subsidiaries and their respective securities may be found, without charge, on each of the respective ratings agencies' websites, which ratings together with all other information contained on such rating agency websites is, hereby, explicitly not incorporated by reference in this report.

Following the announcement of the then-pending acquisition of Central Networks in March 2011, the rating agencies took the following actions:

Moody's affirmed all of the ratings for PPL and all of its rated subsidiaries.

S&P revised the outlook for PPL, PPL Capital Funding, PPL Energy Supply, PPL Electric, LKE, LG&E, KU, PPL WW Holdings, WPD (South West) and WPD (South Wales), affirmed the issuer and senior unsecured ratings of PPL WW Holdings, and lowered the following ratings:

•	the issuer rating of PPL;
•	the senior unsecured and junior subordinated ratings of PPL Capital Funding;
•	the issuer and senior unsecured ratings of PPL Energy Supply;
•	the issuer, senior secured, preference stock, and commercial paper ratings of PPL Electric;
•	the issuer and senior unsecured ratings of LKE;
•	the issuer and senior secured ratings of LG&E;
•	the issuer and senior secured ratings of KU;
•	the issuer and senior unsecured ratings of WPD (South West); and
•	the issuer and senior unsecured ratings of WPD (South Wales).

Fitch affirmed all of the ratings for PPL, PPL Capital Funding, PPL Energy Supply, PPL Electric, LKE, KU, and LG&E.

In April 2011, Moody's and S&P took the following actions following the completion of the acquisition of Central Networks.

Moody's:
•	lowered the issuer and senior unsecured debt ratings of WPD (East Midlands) and WPD (West Midlands);
•	affirmed the short-term issuer rating of WPD (East Midlands); and
•	assigned a senior unsecured rating and an outlook to PPL WEM.

S&P:
•	lowered the issuer and senior unsecured debt ratings of WPD (East Midlands) and WPD (West Midlands);
•	assigned issuer ratings to PPL WEM;
•	raised the issuer rating of PPL WW Holdings;
•	revised the outlook for PPL and all of its rated subsidiaries;
•	raised the short-term ratings of KU, LG&E, WPD (East Midlands), WPD (West Midlands), PPL WEM, PPL WW Holdings, WPD (South West), WPD (South Wales), and PPL Electric; and
•	affirmed all of the long-term ratings for PPL and its rated subsidiaries.

The Economic Stimulus Package

In April 2010, PPL Electric entered into an agreement with the DOE, in which the agency is to provide a grant for one-half of a $38 million smart grid project.  The project involves installing and using smart grid technology to strengthen reliability, save energy and improve electric service for approximately 60,000 Harrisburg, Pennsylvania-area customers.  It is expected to provide benefits beyond the Harrisburg region, helping to speed power restoration across PPL Electric's 29-county service territory.  Work on the project is progressing on schedule, and PPL Electric is receiving reimbursements under the grant for costs incurred.  The project is scheduled to be completed by the end of September 2012.

Ratings Triggers

PPL and its subsidiaries have various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, tolling agreements and interest rate and foreign currency instruments, which contain provisions requiring PPL and its subsidiaries to post additional collateral, or permitting the counterparty to terminate the contract, if PPL's or the subsidiaries' credit rating were to fall below investment grade.  See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral that would have been required for derivative contracts in a net liability position at March 31, 2011.  At March 31, 2011, if PPL's or its subsidiaries' credit ratings had been below investment grade, the maximum amount that PPL would have been required to post as additional collateral to counterparties was $455 million for both derivative and non-derivative commodity and commodity-related contracts used in its generation, marketing and trading operations and interest rate and foreign currency contracts.

Capital Expenditures

The table below shows PPL's capital expenditure projections including the newly acquired WPD Midlands.

	Projected
	2011	2012	2013	2014	2015
Construction expenditures (a) (b)
Generating facilities	$777	$640	$554	$364	$501
Transmission and distribution facilities	1,487	1,925	2,248	2,215	2,071
Environmental	260	723	1,020	1,115	983
Other	161	173	133	123	138
Total Construction Expenditures	2,685	3,461	3,955	3,817	3,693
Nuclear fuel	152	159	161	158	160
Total Capital Expenditures	$2,837	$3,620	$4,116	$3,975	$3,853

(a)	Construction expenditures include capitalized interest and AFUDC, which are expected to be approximately $320 million for the years 2011 through 2015.
(b)	Includes expenditures for certain intangible assets.

PPL's capital expenditure projections for the years 2011 through 2015 total approximately $18.4 billion.  Capital expenditure plans are revised periodically to reflect changes in operational, market and regulatory conditions.  This table has been revised from that which was presented in PPL's 2010 Form 10-K for changes in estimates for LKE's environmental projects related to anticipated new EPA compliance standards (actual costs may be significantly lower or higher depending on the final requirements; environmental compliance costs incurred by LG&E and KU are generally subject to recovery through a rate recovery mechanism) and expenditures to be made by the newly acquired WPD Midlands.  See Note 18 to the Financial Statements for information on PPL's April 2011 acquisition of Central Networks.

For additional information on PPL's liquidity and capital resources, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL's 2010 Form 10-K.

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

Commodity Price Risk (Non-trading)

PPL segregates its non-trading activities into two categories:  hedge activity and economic activity.  Transactions that are accounted for as hedge activity qualify for hedge accounting treatment.  The economic activity category includes transactions that address a specific risk, but were not eligible for hedge accounting or for which hedge accounting was not elected.  This activity includes the changes in fair value of positions used to hedge a portion of the economic value of PPL's generation assets, full-requirement sales contracts and retail activities.  This economic activity is subject to changes in fair value due to market price volatility of the input and output commodities (e.g., fuel and power).  Although they do not receive hedge accounting treatment, these transactions are considered non-trading activity.  The net fair value of economic positions at March 31, 2011 and December 31, 2010 was a net liability of $277 million and $400 million.  See Note 14 to the Financial Statements for additional information on economic activity.

To hedge the impact of market price volatility on PPL's energy-related assets, liabilities and other contractual arrangements, PPL both sells and purchases physical energy at the wholesale level under FERC market-based tariffs throughout the U.S. and enters into financial exchange-traded and over-the-counter contracts.  PPL's non-trading commodity derivative contracts mature at various times through 2017.

The following table sets forth the change in net fair value of PPL's non-trading commodity derivative contracts.  See Notes 13 and 14 to the Financial Statements for additional information.

	Gains (Losses)
	Three Months Ended March 31,
	2011	2010

Fair value of contracts outstanding at the beginning of the period	$947	$1,280
Contracts realized or otherwise settled during the period	(43)	(126)
Fair value of new contracts entered into during the period	(16)	18
Other changes in fair value	109	554
Fair value of contracts outstanding at the end of the period	$997	$1,726

The following table segregates the net fair value of PPL's non-trading commodity derivative contracts at March 31, 2011, based on whether the fair value was determined by prices quoted in active markets for identical instruments or other more subjective means.

	Net Asset (Liability)
	Maturity			Maturity
	Less Than	Maturity	Maturity	in Excess	Total Fair
	1 Year	1-3 Years	4-5 Years	of 5 Years	Value
Source of Fair Value
Prices based on significant other observable inputs	$462	$490	$11		$963
Prices based on significant unobservable inputs	4	(14)	10	$34	34
Fair value of contracts outstanding at the end of the period	$466	$476	$21	$34	$997

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

Commodity Price Risk (Trading)

PPL's trading contracts mature at various times through 2015.  The following table sets forth changes in the net fair value of PPL's trading commodity derivative contracts.  See Notes 13 and 14 to the Financial Statements for additional information.

	Gains (Losses)
	Three Months Ended March 31,
	2011	2010

Fair value of contracts outstanding at the beginning of the period	$4	$(6)
Contracts realized or otherwise settled during the period	2	(4)
Fair value of new contracts entered into during the period	3
Other changes in fair value	(2)	12
Fair value of contracts outstanding at the end of the period	$7	$2

Unrealized losses of approximately $1 million will be reversed over the next three months as the transactions are realized.

The following table segregates the net fair value of trading commodity derivative contracts at March 31, 2011, based on whether the fair value was determined by prices quoted in active markets for identical instruments or other more subjective means.

	Net Asset (Liability)
	Maturity			Maturity
	Less Than	Maturity	Maturity	in Excess	Total Fair
	1 Year	1-3 Years	4-5 Years	of 5 Years	Value
Source of Fair Value
Prices based on significant other observable inputs	$5	$2	$2		$9
Prices based on significant unobservable inputs	(2)				(2)
Fair value of contracts outstanding at the end of the period	$3	$2	$2		$7

VaR Models

A VaR model is utilized to measure commodity price risk in domestic gross energy margins for the non-trading and trading portfolios.  VaR is a statistical model that attempts to estimate the value of potential loss over a given holding period under normal market conditions at a given confidence level.  VaR is calculated using a Monte Carlo simulation technique based on a five-day holding period at a 95% confidence level.  Given the company's conservative hedging program, the non-trading VaR exposure is expected to be limited in the short-term.  The VaR for portfolios using end-of-month results for the period was as follows:

	Trading VaR		Non-Trading VaR
	March 31,	December 31,	March 31,	December 31,
	2011	2010	2011	2010
95% Confidence Level, Five-Day Holding Period
Period End	$2	$1	$5	$5
Average for the Period	1	4	5	7
High	2	9	5	12
Low	1	1	5	4

The trading portfolio includes all speculative positions, regardless of the delivery period.  All positions not considered speculative are considered non-trading.  The non-trading portfolio includes the entire portfolio, including generation, with delivery periods through the next 12 months.  Both the trading and non-trading VaR computations exclude FTRs due to the absence of reliable spot and forward markets.  The fair value of the non-trading and trading FTR positions was insignificant at March 31, 2011.

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

At March 31, 2011, PPL's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was not significant.

PPL is also exposed to changes in the fair value of its domestic and international debt portfolios.  PPL estimated that a 10% decrease in interest rates at March 31, 2011, would increase the fair value of its debt portfolio by $413 million.

At March 31, 2011, PPL had the following interest rate hedges outstanding:

			Effect of a
		Fair Value,	10% Adverse
	Exposure	Net - Asset	Movement
	Hedged	(Liability) (a)	in Rates (b)
Cash flow hedges
Interest rate swaps (c)	$250	$(7)	$(9)
Cross-currency swaps (d)	302	9	(19)
Fair value hedges
Interest rate swaps (e)	349	15	(3)
Economic hedges
Interest rate swaps (c)	179	(32)	(5)

(a)	Includes accrued interest, if applicable.
(b)	Effects of adverse movements decrease assets or increase liabilities, as applicable, which could result in an asset becoming a liability.
(c)
PPL utilizes various risk management instruments to reduce its exposure to the expected future cash flow variability of its debt instruments.  These risks include exposure to adverse interest rate movements for outstanding variable rate debt and for future anticipated financing.  While PPL is exposed to changes in the fair value of these instruments, any changes in the fair value of such cash flow hedges are recorded in equity and any changes in the fair value of such economic hedges are recorded in regulatory assets and liabilities.  The changes in fair value of these instruments are then reclassified into earnings in the same period during which the item being hedged affects earnings.  Sensitivities represent a 10% adverse movement in interest rates.

(d)
PPL WW Holdings uses cross-currency swaps to hedge the interest payments and principal of its U.S. dollar-denominated senior notes with maturity dates ranging from December 2017 to December 2028.  While PPL is exposed to changes in the fair value of these instruments, any change in the fair value of these instruments is recorded in equity and reclassified into earnings in the same period during which the item being hedged affects earnings.  Sensitivities represent a 10% adverse movement in both interest rates and foreign currency exchange rates.

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

At March 31, 2011, PPL had the following foreign currency hedges outstanding:

			Effect of a
			10%
			Adverse
			Movement
			in Foreign
		Fair Value,	Currency
	Exposure	Net - Asset	Exchange
	Hedged	(Liability)	Rates (a)

Net investment hedges (b)	£10	$	$(2)
Economic hedges
Earnings translation (c)	132	2	(17)
Bridge Facility repayment (d)	2,075	(7)	(333)

(a)	Effects of adverse movements decrease assets or increase liabilities, as applicable, which could result in an asset becoming a liability.
(b)	To protect the value of a portion of its net investment in WPD, PPL executes forward contracts to sell GBP.
(c)
To economically hedge the translation of expected income denominated in GBP to U.S. dollars, PPL enters into a combination of average rate forwards and average rate options to sell GBP.  The forwards and options outstanding at March 31, 2011, have termination dates ranging from April 2011 through December 2011.

(d)
To economically hedge the foreign currency exchange rate risk related to the repayment of the GBP-denominated borrowings under the Bridge Facility with proceeds received from the issuance of PPL common stock and the 2011 Equity Units by PPL and U.S. dollar-denominated senior notes by PPL WEM, PPL executed forward contracts to purchase GBP.  These trades were settled in April 2011.

NDT Funds - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna nuclear plant.  At March 31, 2011, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on PPL's Balance Sheet.  The mix of securities is designed to provide returns sufficient to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs.  However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are exposed to changes in interest rates.  PPL actively monitors the investment performance and periodically reviews asset allocation in accordance with its NDT policy statement.  At March 31, 2011, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $47 million reduction in the fair value of the trust assets.  See Notes 13 and 17 to the Financial Statements for additional information regarding the NDT funds.

Credit Risk

See Notes 13 and 14 to the Financial Statements in this Form 10-Q and "Risk Management - Energy Marketing & Trading and Other - Credit Risk" in PPL's 2010 Form 10-K for additional information.

Foreign Currency Translation

During 2011 and 2010, the GBP fluctuated in relation to the U.S. dollar.  Changes in these exchange rates resulted in a foreign currency translation gain of $67 million for the three months ended March 31, 2011, which primarily reflected a $158 million increase to PP&E offset by an increase of $91 million to net liabilities.  Changes in these exchange rates resulted in a foreign currency translation loss of $96 million for the three months ended March 31, 2010, which primarily reflected a $255 million reduction to PP&E offset by a reduction of $159 million to net liabilities.  These adjustments resulting from translation are recorded in AOCI.

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

Acquisitions, Development and Divestitures

See Note 18 to the Financial Statements for information on PPL's April 2011 acquisition of Central Networks.

See Notes 1 and 10 to the Financial Statements in PPL's 2010 Form 10-K for information on PPL's November 2010 acquisition of LKE.

Development projects are continuously reexamined based on market conditions and other factors to determine whether to proceed with the projects, sell, cancel or expand them, execute tolling agreements or pursue other options.

See Note 8 to the Financial Statements for additional information on the more significant activities.

Environmental Matters

See "Item 1. Business - Environmental Matters" in PPL's 2010 Form 10-K and Note 10 to the Financial Statements for a discussion of environmental matters.

Application of Critical Accounting Policies

Financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies.  The following accounting policies are particularly important to the financial condition or results of operations, and require estimates or other judgments of matters inherently uncertain: price risk management, defined benefits, asset impairment, loss accruals, AROs, income taxes, regulatory assets and liabilities and business combinations - purchase price allocation.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL's 2010 Form 10-K for a discussion of each critical accounting policy.

PPL ENERGY SUPPLY, LLC AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following information should be read in conjunction with PPL Energy Supply's Condensed Consolidated Financial Statements and the accompanying Notes and with PPL Energy Supply's 2010 Form 10-K.  Terms and abbreviations are explained in the glossary.  Dollars are in millions unless otherwise noted.

PPL Energy Supply is an energy company with headquarters in Allentown, Pennsylvania.  Through December 31, 2010, PPL Energy Supply had two reportable segments – International Regulated and Supply.  However, in January 2011, PPL Energy Supply distributed its 100% membership interest in PPL Global to its parent, PPL Energy Funding, to better align PPL's organizational structure with the manner in which it manages its businesses and reports segment information in its consolidated financial statements.  As a result, effective January 1, 2011, PPL Energy Supply operates in a single business segment and through its subsidiaries is primarily engaged in the generation and marketing of electricity in the northeastern and northwestern U.S.  The 2010 operating results of the International Regulated segment have been reclassified to Discontinued Operations on the Statement of Income.  See Note 8 to the Financial Statements for additional information on the January 2011 distribution.  Refer to "Item 1. Business - Background" in PPL Energy Supply's 2010 Form 10-K for descriptions of its reportable segments.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" in PPL Energy Supply's 2010 Form 10-K for a discussion of PPL Energy Supply's strategy and the risks and challenges that it faces in its businesses.  See "Forward-Looking Information," Note 10 to the Financial Statements and the remainder of Item 2 in this Form 10-Q, and "Item 1A. Risk Factors" and the rest of Item 7 in PPL Energy Supply's 2010 Form 10-K for more information concerning the material risks and uncertainties that PPL Energy Supply faces in its businesses and with respect to its future earnings and cash flows.

Results of Operations

The following discussion begins with a summary of PPL Energy Supply's earnings and continues with a description of key factors that are expected to impact future earnings.  This section ends with "Statement of Income Analysis," which includes explanations of significant changes in principal items on PPL Energy Supply's Statements of Income, comparing the three months ended March 31, 2011, with the same period in 2010.

The results for interim periods can be disproportionately influenced by various factors and developments and by seasonal variations, and as such, the results of operations for interim periods do not necessarily indicate results or trends for the year or for future operating results.

Earnings
	Three Months Ended March 31,
	2011	2010

Net Income Attributable to PPL Energy Supply	$214	$200

The changes in Net Income Attributable to PPL Energy Supply from period to period were, in part, due to several items that management considers special.  Details of these special items are provided below.

The after-tax change in Net Income Attributable to PPL Energy Supply between these periods was due to the following factors.

U.S. non-trading margins	$(42)
Other operation and maintenance	3
Other income (expense) - net	5
Income taxes and other	(6)
Discontinued operations, excluding special items and certain revenues and expenses included in margins (a)	(64)
Special items	118
Total	$14

(a)	2010 includes the Discontinued Operations of PPL Global. See Note 8 to the Financial Statements for additional information.

•	See "Unregulated Gross Energy Margins By Region" in the "Statement of Income Analysis" section for an explanation of margins.

•	Lower other operation and maintenance expenses primarily due to the timing of the Susquehanna refueling outage, partially offset by higher outage costs at fossil/hydro plants.

•	Higher other income (expense) – net due to realized earnings on securities in the NDT funds.

•
Income taxes reflect the impact of increasing valuation allowances on Pennsylvania net operating loss carryforwards related to the effect of 100% bonus depreciation on future projected Pennsylvania taxable income and differences in effective tax rates.

The following after-tax amounts, which management considers special items, also impacted earnings.

	Three Months Ended March 31,
	2011	2010

Adjusted energy-related economic activity, net (a)	$17	$(65)
Sales of assets:
Non-core generation facilities (Note 8)	(1)
Impairments:
Emission allowances (Note 13)	(1)	(2)
Adjustments - NDT investments (b)	1
RECs (Note 13)	(2)
Other:
Montana hydroelectric litigation (Note 10)		(32)
Health Care Reform - tax impact (Note 9)		(5)
Total	$14	$(104)

(a)	See "Reconciliation of Economic Activity" below.
(b)	Represents the reversal of previous other-than-temporary impairment charges when securities previously impaired were sold.

Reconciliation of Economic Activity

The following table reconciles unrealized pre-tax gains (losses) from the table within "Commodity Price Risk (Non-trading) - Economic Activity" in Note 14 to the Financial Statements to the special item identified as "Adjusted energy-related economic activity, net."

	Three Months Ended March 31,
	2011	2010
Operating Revenues
Unregulated retail electric and gas	$4	$10
Wholesale energy marketing	57	424
Operating Expenses
Fuel	23	5
Energy Purchases	18	(563)
Energy-related economic activity (a)	102	(124)
Option premiums (b)	5	14
Adjusted energy-related economic activity	107	(110)
Less: Economic activity now realized, associated with the monetization of certain
full-requirement sales contracts in 2010	78
Adjusted energy-related economic activity, net, pre-tax	$29	$(110)

Adjusted energy-related economic activity, net, after-tax	$17	$(65)

(a)	The components of this item are from the table within "Commodity Price Risk (Non-trading) - Economic Activity" in Note 14 to the Financial Statements.
(b)
Adjustment for the net deferral and amortization of option premiums over the delivery period of the item that was hedged or upon realization.  After-tax gains for the three months ended March 31, 2011 and 2010 were $3 million and $8 million.

Outlook

Excluding special items, in 2011 compared to 2010, energy margins are expected to be lower driven by lower Eastern energy and capacity prices, higher average fuel costs and outages related to turbine blade inspections/replacements at the Susquehanna nuclear station, as well as higher income taxes and higher operation and maintenance expense.

Unit 2 at PPL's Susquehanna nuclear plant is currently in a scheduled outage for refueling and generation uprate.  In connection with this outage, a planned inspection of the Unit 2 turbine revealed defects in certain of its low pressure turbine blades.  Replacement of these blades is required but was not anticipated as part of the original scope of this outage.  The necessary repair work is expected to extend the Unit 2 outage by approximately four to six weeks.  As a precaution, PPL likely will also take Unit 1 out of service in the coming weeks to perform similar turbine blade inspections.  No specific dates or timetable for that inspection have been established, and may be determined in part by the results of the inspection and repairs at Unit 2.  There is no current expectation that repairs will be required at Unit 1.  PPL's current estimate of the after-tax financial impact related to these outages is between $20 million and $30 million.  There can be no assurance that additional repairs at Unit 2 or Unit 1 will not be required, or that the length of the current outage will not exceed the extended timeframe referred to above.

Earnings in 2011 are subject to various risks and uncertainties.  See "Forward-Looking Information," the rest of this Item 2 and Note 10 to the Financial Statements in this Form 10-Q and "Item 1. Business," and "Item 1A. Risk Factors" in PPL Energy Supply's 2010 Form 10-K for a discussion of the risks, uncertainties and factors that may impact future earnings.

Statement of Income Analysis --

Unregulated Gross Energy Margins

Non-GAAP Financial Measure

The following discussion includes financial information prepared in accordance with GAAP, as well as a non-GAAP financial measure, "Unregulated Gross Energy Margins."  "Unregulated Gross Energy Margins" is a single financial performance measure of PPL Energy Supply's competitive energy non-trading and trading activities.  In calculating this measure, the Supply segment's energy revenues are offset by the cost of fuel and energy purchases, and adjusted for other related items.  This performance measure is relevant to PPL Energy Supply due to the volatility in the individual revenue and expense lines on the Statements of Income that comprise "Unregulated Gross Energy Margins."  This volatility stems from a number of factors, including the required netting of certain transactions with ISOs and significant swings in unrealized gains and losses.  Such factors could result in gains or losses being recorded in either "Wholesale energy marketing" or "Energy purchases" on the Statements of Income.  In addition, PPL Energy Supply excludes from "Unregulated Gross Energy Margins" energy-related economic activity, which includes the changes in fair value of positions used to economically hedge a portion of the economic value of PPL Energy Supply's competitive generation assets, full-requirement sales contracts and retail activities.  This economic value is subject to changes in fair value due to market price volatility of the input and output commodities (e.g., fuel and power) prior to the delivery period that was hedged.  Also included in this energy-related economic activity is the ineffective portion of qualifying cash flow hedges, the monetization of certain full-requirement sales contracts and premium amortization associated with options.  This economic activity is deferred, with the exception of the full-requirement sales contracts that were monetized, and included in unregulated gross energy margins over the delivery period that was hedged or upon realization.  PPL Energy Supply believes that "Unregulated Gross Energy Margins" provides another criterion to make investment decisions.  This performance measure is used, in conjunction with other information, internally by senior management and the Board of Directors of PPL to manage its competitive energy non-trading and trading activities.  PPL's management also uses "Unregulated Gross Energy Margins" in measuring certain PPL corporate performance goals used in determining variable compensation.

This measure is not intended to replace "Operating Income," which is determined in accordance with GAAP, as an indicator of overall operating performance.  Other companies may use different measures to analyze and to report on the results of their operations.  The following table reconciles "Operating Income" to "Unregulated Gross Energy Margins" as defined by PPL Energy Supply.

	Three Months Ended March 31,
	2011	2010

Operating Income (a)	$384	$253
Adjustments:
Energy-related businesses, net (b)	(2)
Other operation and maintenance (a)	245	298
Depreciation (a)	59	57
Taxes, other than income (a)	16	11
Revenue adjustments (c)	(58)	(415)
Expense adjustments (c)	27	539
Unregulated gross energy margins	$671	$743

(a)	As reported on the Statements of Income.
(b)	Amount represents the net of "Energy-related businesses" revenue and expense as reported on the Statements of Income.
(c)	The components of these adjustments are detailed in the table below.

The following table provides the income statement line items and other adjustments that comprise unregulated gross energy margins.

	Three Months Ended March 31,
	2011	2010	Change
Revenue
Wholesale energy marketing (a)	$1,095	$1,783	$(688)
Wholesale energy marketing to affiliate (a)	6	115	(109)
Unregulated retail electric and gas (a)	147	104	43
Net energy trading margins (a)	11	11
Revenue adjustments (b)
Exclude impact from energy-related economic activity (c)	(77)	(447)	370
Include gains from sale of emission allowances/RECs (d)		1	(1)
Include revenue from certain discontinued operations (e)	19	31	(12)
Total revenue adjustments	(58)	(415)	357
	1,201	1,598	(397)
Expense
Fuel (a)	260	230	30
Energy purchases (a)	296	1,163	(867)
Energy purchases from affiliate (a)	1	1
Expense adjustments (b)
Exclude impact from energy-related economic activity (f)	(48)	(557)	509
Include expenses from certain discontinued operations (g)	7	6	1
Include ancillary charges (d)	4	7	(3)
Include gross receipts tax (h)	7	3	4
Other	3	2	1
Total expense adjustments	(27)	(539)	512
	530	855	(325)
Unregulated gross energy margins	$671	$743	$(72)

(a)	As reported on the Statements of Income.
(b)	To include/exclude the impact of any revenues and expenses consistent with the way management reviews unregulated gross energy margins internally.
(c)
See "Commodity Price Risk (Non-trading) – Economic Activity" in Note 14 to the Financial Statements for additional information.  In addition, the three months ended March 31, 2011 and 2010 includes pre-tax gains of $6 million and of $13 million related to the amortization of option premiums, and in 2011 a realized gain of $10 million related to the monetization of certain full-requirement sales contracts.  These amounts are reflected in "Wholesale energy marketing – Realized" on the Statement of Income.

(d)	Included in "Other operation and maintenance" on the Statements of Income.
(e)	Represents the operating revenues associated with certain Supply segment businesses classified as discontinued operations. See Note 8 to the Financial Statements for additional information.
(f)
See "Commodity Price Risk (Non-trading) – Economic Activity" in Note 14 to the Financial Statements for additional information.  In addition, the three months ended March 31, 2011 and 2010 include a pre-tax loss of $1 million and a pre-tax gain of $1 million related to the amortization of option premiums, and in 2011 a realized loss of $88 million related to the monetization of certain full-requirement sales contracts.  These amounts are reflected in "Energy purchases - Realized" on the Statement of Income.

(g)	Represents fuel costs and energy purchases associated with certain Supply segment businesses classified as discontinued operations. See Note 8 to the Financial Statements for additional information.
(h)	Included in "Taxes, other than income" on the Statement of Income.

Unregulated Gross Energy Margins By Region

Unregulated gross energy margins are generated through non-trading and trading activities.  The non-trading energy business is managed on a geographic basis that is aligned with its generation assets.

	Three Months Ended March 31,
	2011	2010	Change
Non-trading:
Eastern U.S. (a)	$578	$649	$(71)
Western U.S.	82	83	(1)
Net energy trading	11	11
Unregulated gross energy margins	$671	$743	$(72)

(a)	Change primarily due to lower pricing (including lower PJM basis and FTR values) and higher supply costs from the generation fleet.

Other Operation and Maintenance

The change in other operation and maintenance expense was due to:
Three Months Ended
March 31, 2011 vs. March 31, 2010

Montana hydroelectric litigation (Note 10)	$(47)
Outage costs at Susquehanna nuclear plant (a)	(21)
Outage and other costs at fossil/hydroelectric plants (b)	18
Other	(3)
Total	$(53)

(a)	Primarily due to the timing of the refueling outage.
(b)	Primarily due to the timing of a planned maintenance outage.

Taxes, Other Than Income

Taxes, other than income increased by $5 million for the three months ended March 31, 2011, compared with the same period in 2010, primarily due to higher Pennsylvania gross receipts tax expense due to an increase in electricity revenues as customers continue to select alternative suppliers in 2011.  This tax is included in "Unregulated Gross Energy Margins" above.

Other Income (Expense) - net

See Note 12 to the Financial Statements for details.

Interest Expense

The change in interest expense was due to:

Three Months Ended
March 31, 2011 vs. March 31, 2010

Capitalized interest	$(4)
Montana hydroelectric litigation (Note 10)	(6)
Interest on debt, primarily short-term	4
Total	$(6)

Income Taxes

The change in income taxes was due to:

Three Months Ended
March 31, 2011 vs. March 31, 2010

Higher pre-tax book income	$60
State valuation allowance adjustments	6
Domestic manufacturing deduction	4
Health Care Reform	(5)
Other	(5)
Total	$60

See Note 5 to the Financial Statements for additional information on income taxes.

Discontinued Operations

See "Discontinued Operations" in Note 8 to the Financial Statements for information related to the sale of certain non-core generation facilities in 2011 and the sale of the Long Island generation business in 2010, as well as the presentation of PPL Global as Discontinued Operations as a result of the January 2011 distribution by PPL Energy Supply of its membership interest in PPL Global to its parent, PPL Energy Funding.

Financial Condition

Liquidity and Capital Resources

PPL Energy Supply had the following at:

	March 31, 2011	December 31, 2010

Cash and cash equivalents	$583	$661
Short-term debt	$700	$531

The $78 million decrease in PPL Energy Supply's cash and cash equivalents position was primarily the net result of:

•	a net increase of $458 million in notes receivable from affiliates;
•	a distribution of $325 million of cash included in net assets of PPL Global distributed to Member;
•	$127 million of capital expenditures;
•	other distributions to Member of $81 million;
•	proceeds of $381 million from the sale of certain non-core generation facilities;
•	a net increase in short-term debt of $350 million (excluding short-term debt of PPL Global that existed at December 31, 2010; and
•	$202 million of cash provided by operating activities.

PPL Energy Supply's cash provided by operating activities decreased by $759 million for the three months ended March 31, 2011, compared with the same period in 2010, primarily due to increased defined benefit plan contributions, changes in working capital (mainly due to changes in counterparty collateral requirements) and PPL Global no longer being a subsidiary of PPL Energy Supply.  In January 2011, PPL Energy Supply distributed its membership interest in PPL Global to its parent, PPL Energy Funding.  See Note 8 to the Financial Statements for additional information.

Credit Facilities

At March 31, 2011, PPL Energy Supply's total committed borrowing capacity under its credit facilities and the use of this borrowing capacity were:

			Letters of
	Committed		Credit	Unused
	Capacity	Borrowed	Issued (a)	Capacity

Syndicated Credit Facility (a)	$3,000	$700	$145	$2,155
3-year Bilateral Credit Facility	200	n/a	102	98
Total PPL Energy Supply Credit Facilities (b)	$3,200	$700	$247	$2,253

(a)	Outstanding borrowings under this facility increased on a net basis by $350 million since December 31, 2010.
(b)
In March 2011, PPL Energy Supply's $300 million 5-year Structured Credit Facility expired.  PPL Energy Supply's obligations under this facility were supported by a $300 million letter of credit issued on PPL Energy Supply's behalf under a separate, but related $300 million five-year credit agreement, which also expired in 2011.

The commitments under PPL Energy Supply's credit facilities are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than 11% of the total committed capacity.

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

In prior periodic reports, PPL Energy Supply described its then-current credit ratings in connection with, and to facilitate, an understanding of its liquidity position.  As a result of the passage of the Dodd-Frank Act and the attendant uncertainties relating to the extent to which issuers of non-asset backed securities may disclose credit ratings without being required to obtain rating agency consent to the inclusion of such disclosure, or incorporation by reference of such disclosure, in a registrant's registration statement or section 10(a) prospectus, PPL Energy Supply is limiting its credit rating disclosure to a description of the actions taken by the rating agencies with respect to PPL Energy Supply's ratings, but without stating what ratings have been assigned to PPL Energy Supply or its subsidiaries, or their securities.  The ratings assigned by the rating agencies to PPL Energy Supply and its subsidiaries and their respective securities may be found, without charge, on each of the respective ratings agencies' websites, which ratings together with all other information contained on such rating agency websites is, hereby, explicitly not incorporated by reference in this report.

Following the announcement of PPL's then-pending acquisition of Central Networks in March 2011, the rating agencies took the following actions:

•	Moody's affirmed its ratings for PPL Energy Supply;
•	S&P revised the outlook and lowered the issuer and senior unsecured ratings of PPL Energy Supply; and
•	Fitch affirmed its ratings for PPL Energy Supply.

In April 2011, following the completion of PPL's acquisition of Central Networks, S&P revised the outlook and affirmed its ratings for PPL Energy Supply.

Ratings Triggers

PPL Energy Supply and its subsidiaries have various derivative and non-derivative contracts, including contracts for the sale and purchase of electricity and fuel, commodity transportation and storage, tolling agreements and interest rate instruments, which contain provisions requiring PPL Energy Supply and its subsidiaries to post additional collateral, or permitting the counterparty to terminate the contract, if PPL Energy Supply or its subsidiaries' credit rating were to fall below investment grade.  See Note 14 to the Financial Statements for a discussion of "Credit Risk-Related Contingent Features," including a discussion of the potential additional collateral that would have been required for derivative contracts in a net liability position at March 31, 2011.  At March 31, 2011, if PPL Energy Supply's or its subsidiaries' credit rating had been below investment grade, the maximum amount that PPL Energy Supply would have been required to post as additional collateral to counterparties was $367 million for both derivative and non-derivative commodity and commodity-related contracts used in its generation, marketing and trading operations and interest rate contracts.

For additional information on PPL Energy Supply's liquidity and capital resources, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL Energy Supply's 2010 Form 10-K.

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

Commodity Price Risk (Non-trading)

PPL Energy Supply segregates its non-trading activities into two categories:  hedge activity and economic activity.  Transactions that are accounted for as hedge activity qualify for hedge accounting treatment.  The economic activity category includes transactions that address a specific risk, but were not eligible for hedge accounting or for which hedge accounting was not elected.  This activity includes the changes in fair value of positions used to hedge a portion of the economic value of PPL Energy Supply's generation assets, full-requirement sales contracts and retail activities.  This economic activity is subject to changes in fair value due to market price volatility of the input and output commodities (e.g., fuel and power).  Although they do not receive hedge accounting treatment, these transactions are considered non-trading activity.  The net fair value of economic positions at March 31, 2011 and December 31, 2010 was a net liability of $276 million and $389 million.  See Note 14 to the Financial Statements for additional information on economic activity.

To hedge the impact of market price volatility on PPL Energy Supply's energy-related assets, liabilities and other contractual arrangements, PPL Energy Supply both sells and purchases physical energy at the wholesale level under FERC market-based tariffs throughout the U.S. and enters into financial exchange-traded and over-the-counter contracts.  PPL Energy Supply's non-trading commodity derivative contracts mature at various times through 2017.

The following table sets forth the changes in net fair value of PPL Energy Supply's non-trading commodity derivative contracts.  See Notes 13 and 14 to the Financial Statements for additional information.

	Gains (Losses)
	Three Months Ended March 31,
	2011	2010

Fair value of contracts outstanding at the beginning of the period	$958	$1,280
Contracts realized or otherwise settled during the period	(52)	(126)
Fair value of new contracts entered into during the period	(17)	18
Other changes in fair value	109	554
Fair value of contracts outstanding at the end of the period	$998	$1,726

The following table segregates the net fair value of PPL Energy Supply's non-trading commodity derivative contracts at March 31, 2011, based on whether the fair value was determined by prices quoted in active markets for identical instruments or other more subjective means.

	Net Asset (Liability)
	Maturity			Maturity
	Less Than	Maturity	Maturity	in Excess	Total Fair
	1 Year	1-3 Years	4-5 Years	of 5 Years	Value
Source of Fair Value
Prices based on significant other observable inputs	$463	490	11		$964
Prices based on significant unobservable inputs	4	(14)	10	34	34
Fair value of contracts outstanding at the end of the period	$467	$476	$21	$34	$998

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

Commodity Price Risk (Trading)

PPL Energy Supply's trading contracts mature at various times through 2015.  The following table sets forth changes in the net fair value of PPL Energy Supply's trading commodity derivative contracts.  See Notes 13 and 14 to the Financial Statements for additional information.

	Gains (Losses)
	Three Months Ended March 31,
	2011	2010

Fair value of contracts outstanding at the beginning of the period	$4	$(6)
Contracts realized or otherwise settled during the period	2	(4)
Fair value of new contracts entered into during the period	3
Other changes in fair value	(2)	12
Fair value of contracts outstanding at the end of the period	$7	$2

Unrealized losses of approximately $1 million will be reversed over the next three months as the transactions are realized.

The following table segregates the net fair value of trading commodity derivative contracts at March 31, 2011, based on whether the fair value was determined by prices quoted in active markets for identical instruments or other more subjective means.

	Net Asset (Liability)
	Maturity			Maturity
	Less Than	Maturity	Maturity	in Excess	Total Fair
	1 Year	1-3 Years	4-5 Years	of 5 Years	Value
Source of Fair Value
Prices based on significant other observable inputs	$5	$2	$2		$9
Prices based on significant unobservable inputs	(2)				(2)
Fair value of contracts outstanding at the end of the period	$3	$2	$2		$7

VaR Models

A VaR model is utilized to measure commodity price risk in domestic gross energy margins for the non-trading and trading portfolios.  VaR is a statistical model that attempts to estimate the value of potential loss over a given holding period under normal market conditions at a given confidence level.  VaR is calculated using a Monte Carlo simulation technique based on a five-day holding period at a 95% confidence level.  Given the company's conservative hedging program, the non-trading VaR exposure is expected to be limited in the short-term.  The VaR for portfolios using end-of-month results for the period was as follows:

	Trading VaR		Non-Trading VaR
	March 31,	December 31,	March 31,	December 31,
	2011	2010	2011	2010
95% Confidence Level, Five-Day Holding Period
Period End	$2	$1	$5	$5
Average for the Period	1	4	5	7
High	2	9	5	12
Low	1	1	5	4

The trading portfolio includes all speculative positions, regardless of the delivery period.  All positions not considered speculative are considered non-trading.  The non-trading portfolio includes the entire portfolio, including generation, with delivery periods through the next 12 months.  Both the trading and non-trading VaR computations exclude FTRs due to the absence of reliable spot and forward markets.  The fair value of the non-trading and trading FTR positions was insignificant at March 31, 2011.

Interest Rate Risk

PPL Energy Supply and its subsidiaries have issued debt to finance their operations, which exposes them to interest rate risk.  PPL and PPL Energy Supply utilize various financial derivative instruments to adjust the mix of fixed and floating interest rates in PPL Energy Supply's debt portfolio, adjust the duration of its debt portfolio and lock in benchmark interest rates in anticipation of future financing, when appropriate.  Risk limits under the risk management program are designed to balance risk exposure to volatility in interest expense and changes in the fair value of PPL Energy Supply's debt portfolio due to changes in the absolute level of interest rates.  PPL Energy Supply had no interest rate hedges outstanding in March 31, 2011.

At March 31, 2011, PPL Energy Supply's potential annual exposure to increased interest expense, based on a 10% increase in interest rates, was not significant.

PPL Energy Supply is also exposed to changes in the fair value of its debt portfolio.  PPL Energy Supply estimated that a 10% decrease in interest rates at March 31, 2011 would increase the fair value of its debt portfolio by $47 million.

NDT Funds - Securities Price Risk

In connection with certain NRC requirements, PPL Susquehanna maintains trust funds to fund certain costs of decommissioning the Susquehanna nuclear plant.  At March 31, 2011, these funds were invested primarily in domestic equity securities and fixed-rate, fixed-income securities and are reflected at fair value on PPL Energy Supply's Balance Sheet.  The mix of securities is designed to provide returns sufficient to fund Susquehanna's decommissioning and to compensate for inflationary increases in decommissioning costs.  However, the equity securities included in the trusts are exposed to price fluctuation in equity markets, and the values of fixed-rate, fixed-income securities are primarily exposed to changes in interest rates.  PPL actively monitors the investment performance and periodically reviews asset allocation in accordance with its NDT policy statement.  At March 31, 2011, a hypothetical 10% increase in interest rates and a 10% decrease in equity prices would have resulted in an estimated $47 million reduction in the fair value of the trust assets.  See Notes 13 and 17 to the Financial Statements for additional information regarding the NDT funds.

Credit Risk

See Notes 11, 13 and 14 to the Financial Statements in this Form 10-Q and "Risk Management - Energy Marketing & Trading and Other - Credit Risk" in PPL Energy Supply's 2010 Form 10-K for additional information.

Foreign Currency Translation

As noted previously, in January 2011, PPL Energy Supply distributed its interest in PPL Global to its parent, PPL Energy Funding.  As a result, PPL Energy Supply no longer consolidates any foreign subsidiaries and has no foreign currency translation component within AOCI.  In 2010, the British pound sterling weakened in relation to the U.S. dollar.  Changes in these exchange rates resulted in a foreign currency translation loss of $96 million for the three months ended March 31, 2010, which primarily reflected a $255 million reduction to PP&E offset by a reduction of $159 million to net liabilities.

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

Acquisitions, Development and Divestitures

Development projects are continuously reexamined based on market conditions and other factors to determine whether to proceed with the projects, sell, cancel or expand them, execute tolling agreements or pursue other options.  See Note 8 to the Financial Statements for information on the more significant activities.

Environmental Matters

See "Item 1. Business - Environmental Matters" in PPL Energy Supply's 2010 Form 10-K and Note 10 to the Financial Statements for a discussion of environmental matters.

Application of Critical Accounting Policies

Financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies.  The following accounting policies are particularly important to the financial condition or results of operations, and require estimates or other judgments of matters inherently uncertain: price risk management, defined benefits, asset impairment, loss accruals, AROs and income taxes.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL Energy Supply's 2010 Form 10-K for a discussion of each critical accounting policy.

PPL ELECTRIC UTILITIES CORPORATION AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following information should be read in conjunction with PPL Electric's Condensed Consolidated Financial Statements and the accompanying Notes and with PPL Electric's 2010 Form 10-K.  Terms and abbreviations are explained in the glossary.  Dollars are in millions unless otherwise noted.

PPL Electric is an electricity delivery service provider in eastern and central Pennsylvania, with headquarters in Allentown, Pennsylvania.  Refer to "Item 1. Business - Background" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" in PPL Electric's 2010 Form 10-K for a description of its business, discussion of its strategy, and the risks and challenges that it faces in its business.  See "Forward-Looking Information," Note 10 to the Financial Statements and the remainder of Item 2 in this Form 10-Q, and "Item 1A. Risk Factors" and the rest of Item 7 in PPL Electric's 2010 Form 10-K for more information concerning the material risks and uncertainties that PPL Electric faces in its business and with respect to its future earnings and cash flows.

Results of Operations

The following discussion begins with a summary of PPL Electric's earnings and continues with a description of key factors that management expects may impact future earnings.  This section ends with "Statement of Income Analysis," which includes explanations of significant changes in principal items on PPL Electric's Statements of Income, comparing the three months ended March 31, 2011, with the same period in 2010.

The results for interim periods can be disproportionately influenced by various factors and developments and by seasonal variations, and as such, the results of operations for interim periods do not necessarily indicate results or trends for the year or for future operating results.

Earnings
	Three Months Ended March 31,
	2011	2010

Net Income Available to PPL Corporation	$52	$37

The after-tax changes in Net Income Available to PPL Corporation between these periods were due to the following factors.

Pennsylvania gross delivery margins	$17
Other operation and maintenance	(8)
Interest expense	1
Income taxes and other	5
Total	$15

•	See "Pennsylvania Gross Delivery Margins by Component" in the "Statement of Income Analysis" section for an explanation of gross margins from the regulated electric delivery operations.

•
Other operation and maintenance increased primarily due to higher payroll and related overhead, contractor costs resulting mainly from increased maintenance work and storm activity, and higher support group costs.

•
Lower income taxes due to the indirect impact of Pennsylvania Department of Revenue interpretive guidance regarding 100% bonus depreciation.  See Note 5 to the Financial Statements for additional information.

Outlook

Excluding special items, in 2011 compared to 2010, distribution revenues are expected to be higher resulting from the distribution base rate increase effective January 1, 2011.

Earnings in 2011 are subject to various risks and uncertainties.  See "Forward-Looking Information," the rest of this Item 2 and Note 10 to the Financial Statements in this Form 10-Q and "Item 1. Business," and "Item 1A. Risk Factors" in PPL Electric's 2010 Form 10-K for a discussion of the risks, uncertainties and factors that may impact future earnings.

In April 2011, legislation was introduced in the Pennsylvania General Assembly that would authorize the PUC to approve regulatory procedures and mechanisms to provide for timely recovery of a utility's costs.  Those procedures and mechanisms include, but are not limited to, the use of a fully projected test year and an automatic adjustment clause to recover capital costs and related operating expenses.  The legislation has been referred to the House Committee on Consumer Affairs.  PPL Electric is working with other stakeholders to support passage of this legislation.

Statement of Income Analysis --

Pennsylvania Gross Delivery Margins

Non-GAAP Financial Measure

The following discussion includes financial information prepared in accordance with GAAP, as well as a non-GAAP financial measure, "Pennsylvania Gross Delivery Margins."  "Pennsylvania Gross Delivery Margins" is a single financial performance measure of PPL Electric's Pennsylvania regulated electric delivery operations, which includes transmission and distribution activities, including PLR electricity generation supply.  In calculating this measure, utility revenues and expenses associated with approved recovery mechanisms, including energy provided as a PLR, are offset.  These mechanisms allow for recovery of certain expenses; therefore, certain expenses and revenues offset with minimal impact on earnings.  As a result, this measure represents the net revenues from PPL Electric's Pennsylvania regulated electric delivery operations.  This performance measure is used, in conjunction with other information, internally by senior management and PPL's Board of Directors to manage its Pennsylvania regulated electric delivery operations.  PPL Electric believes that "Pennsylvania Gross Delivery Margins" provides another criterion to make investment decisions.

This measure is not intended to replace "Operating Income," which is determined in accordance with GAAP, as an indicator of overall operating performance.  Other companies may use different measures to analyze and to report on the results of their operations.  The following table reconciles "Operating Income" to "Pennsylvania Gross Delivery Margins" as defined by PPL Electric.

	Three Months Ended March 31,
	2011	2010

Operating Income (a)	$103	$87
Adjustments:
Other operation and maintenance (a)	130	120
Depreciation (a)	33	34
Taxes, other than income (a)	35	47
Expense adjustments (b)	(51)	(67)
Pennsylvania gross delivery margins	$250	$221

(a)	As reported on the Statements of Income.
(b)	The components of these adjustments are detailed in the table below.

The following table provides the income statement line items and other adjustments that comprise Pennsylvania gross delivery margins.

	2011	2010	Change
Revenue
Retail electric (a)	$554	$811	$(257)
Retail and wholesale electric to affiliate (a)	4	2	2
	558	813	(255)
Expense
Energy purchases (a)	251	410	(159)
Energy purchases from affiliate (a)	6	115	(109)
Expense adjustments (b)
Include gross receipts tax (c)	33	45	(12)
Include Act 129 (d)	15	18	(3)
Other	3	4	(1)
Total expense adjustments	51	67	(16)
	308	592	(284)
Pennsylvania gross delivery margins	$250	$221	$29

(a)	As reported on the Statements of Income.
(b)	To include/exclude the impact of any expenses consistent with the way management reviews Pennsylvania gross delivery margins internally.
(c)	Included in "Taxes, other than income" on the Statements of Income.
(d)	Included in "Other operation and maintenance" on the Statements of Income.

Pennsylvania Gross Delivery Margins by Component

Pennsylvania gross delivery margins are generated through domestic regulated electric distribution activities, including PLR supply, and transmission activities.

	Three Months Ended March 31,
	2011	2010	Change

Distribution	$208	$179	$29
Transmission	42	42
Pennsylvania gross delivery margins	$250	$221	$29

Distribution

Distribution margins were higher during the three months ended March 31, 2011, compared with the same period in 2010.  This increase resulted from the approval of the distribution rate case effective January 1, 2011 combined with favorable weather.

Other Operation and Maintenance

The change in other operation and maintenance expense was due to:
Three Months Ended
March 31, 2011 vs. March 31, 2010

Payroll-related costs	$4
Contractor-related expenses	5
Allocation of certain corporate support group costs	3
Other	(2)
Total	$10

Taxes, Other Than Income

Taxes, other than income decreased by $12 million during the three months ended March 31, 2011, compared with the same period in 2010, primarily due to lower Pennsylvania gross receipts tax expense due to a decrease in electricity revenues as customers continue to select alternate suppliers in 2011.  This tax is included in "Pennsylvania Gross Delivery Margins" above.

Income Taxes

The change in income taxes was due to:

Three Months Ended
March 31, 2011 vs. March 31, 2010

Higher pre-tax book income	$6
Depreciation not normalized	(3)
Other	(1)
Total	$2

See Note 5 to the Financial Statements for additional information on income taxes.

Financial Condition

Liquidity and Capital Resources

PPL Electric had the following at:

	March 31, 2011	December 31, 2010

Cash and cash equivalents	$10	$204

The $194 million decrease in PPL Electric's cash and cash equivalents position was primarily the net result of:

•	$129 million of capital expenditures;
•	$47 million of cash used in operating activities; and
•	the payment of $18 million of common stock dividends to PPL.

PPL Electric's cash used in operating activities improved by $66 million for the three months ended March 31, 2011, compared with the same period in 2010, primarily due to timing of the estimated annual gross receipts tax payment, partially offset by an increase in defined benefit plan contributions.

Credit Facilities

At March 31, 2011, PPL Electric's total committed borrowing capacity under its credit facilities and the use of this borrowing capacity were:

			Letters of
	Committed		Credit	Unused
	Capacity	Borrowed	Issued	Capacity

Syndicated Credit Facility (a)	$200		$13	$187
Asset-backed Credit Facility (b)	150		n/a	150
Total PPL Electric Credit Facilities	$350		$13	$337

(a)	The commitments under this credit facility are provided by a diverse bank group, with no one bank and its affiliates providing an aggregate commitment of more than 6% of the total committed capacity.
(b)
PPL Electric obtains financing by selling and contributing its eligible accounts receivable and unbilled revenue to a special purpose, wholly owned subsidiary on an ongoing basis.  The subsidiary pledges these assets to secure loans of up to an aggregate of $150 million from a commercial paper conduit sponsored by a financial institution.  At March 31, 2011, based on accounts receivable and unbilled revenue pledged, the amount available for borrowing under this facility was limited to $119 million.

See Note 7 to the Financial Statements for further discussion of PPL Electric's credit facilities.

The Economic Stimulus Package

In April 2010, PPL Electric entered into an agreement with the DOE, in which the agency is to provide a grant for one-half of a $38 million smart grid project.  The project involves installing and using smart grid technology to strengthen reliability, save energy and improve electric service for approximately 60,000 Harrisburg, Pennsylvania-area customers.  It is expected to provide benefits beyond the Harrisburg region, helping to speed power restoration across PPL Electric's 29-county service territory.  Work on the project is progressing on schedule, and PPL Electric is receiving reimbursements under the grant for costs incurred.  The project is scheduled to be completed by the end of September 2012.

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

In prior periodic reports, PPL Electric described its then-current credit ratings in connection with, and to facilitate, an understanding of its liquidity position.  As a result of the passage of the Dodd-Frank Act and the attendant uncertainties relating to the extent to which issuers of non-asset backed securities may disclose credit ratings without being required to obtain rating agency consent to the inclusion of such disclosure, or incorporation by reference of such disclosure, in a registrant's registration statement or section 10(a) prospectus, PPL Electric is limiting its credit rating disclosure to a description of the actions taken by the rating agencies with respect to PPL Electric's ratings, but without stating what ratings have been assigned to PPL Electric or its securities.  The ratings assigned by the rating agencies to PPL Electric and its respective securities may be found, without charge, on each of the respective ratings agencies' websites, which ratings together with all other information contained on such rating agency websites is, hereby, explicitly not incorporated by reference in this report.

Following the announcement of the then-pending acquisition of Central Networks in March 2011, the rating agencies took the following actions:

•	Moody's affirmed its ratings for PPL Electric;
•	S&P revised the outlook and lowered the issuer, senior secured, preference stock and commercial paper ratings of PPL Electric; and
•	Fitch affirmed its ratings for PPL Electric.

In April 2011, following the completion of PPL's acquisition of Central Networks, S&P revised the outlook for PPL Electric, raised its commercial paper rating and affirmed its issuer, senior secured and preference stock ratings.

For additional information on PPL Electric's liquidity and capital resources, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL Electric's 2010 Form 10-K.

Risk Management

Market Risk and Credit Risk

PPL Electric has issued debt to finance its operations, which exposes it to interest rate risk.  PPL Electric had no potential annual exposure to increased interest expense, based on a 10% increase in interest rates, at March 31, 2011.  PPL Electric estimated that a 10% decrease in interest rates at March 31, 2011 would increase the fair value of its debt portfolio by $66 million.

See Notes 13 and 14 to the Financial Statements in this Form 10-Q and "Risk Management" in PPL Electric's 2010 Form 10-K for additional information on market and credit risk.

Related Party Transactions

PPL Electric is not aware of any material ownership interests or operating responsibility by senior management of PPL Electric in outside partnerships, including leasing transactions with variable interest entities, or other entities doing business with PPL Electric.  See Note 11 to the Financial Statements for additional information on related party transactions.

Environmental Matters

See "Item 1. Business - Environmental Matters" in PPL Electric's 2010 Form 10-K and Note 10 to the Financial Statements for a discussion of environmental matters.

Application of Critical Accounting Policies

Financial condition and results of operations are impacted by the methods, assumptions and estimates used in the application of critical accounting policies.  The following accounting policies are particularly important to the financial condition or results of operations, and require estimates or other judgments of matters inherently uncertain: defined benefits, loss accruals, income taxes and regulatory assets and liabilities.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," in PPL Electric's 2010 Form 10-K for a discussion of each critical accounting policy.

PPL Corporation
PPL Energy Supply, LLC
PPL Electric Utilities Corporation

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Reference is made to "Risk Management - Energy Marketing & Trading and Other" for PPL and PPL Energy Supply and "Risk Management" for PPL Electric in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 4.  Controls and Procedures

PPL Corporation, PPL Energy Supply and PPL Electric

(a)           Evaluation of disclosure controls and procedures.

The registrants' principal executive officers and principal financial officers, based on their evaluation of the registrants' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) have concluded that, as of March 31, 2011, the registrants' disclosure controls and procedures are effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period for which this quarterly report has been prepared.  The aforementioned principal officers have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, to allow for timely decisions regarding required disclosure.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

For additional information regarding various pending administrative and judicial proceedings involving regulatory, environmental and other matters, which information is incorporated by reference into this Part II, see:

•	"Item 3. Legal Proceedings" in PPL's, PPL Energy Supply's and PPL Electric's 2010 Form 10-K; and
•	Note 10 of the registrants' "Combined Notes to Condensed Consolidated Financial Statements" in Part I of this report.

Item 1A.  Risk Factors

PPL Corporation

The risk factors discussed below are related to PPL's April 1, 2011 acquisition of Central Networks, as described in Note 18 to the Financial Statements.  They should be read in conjunction with and update and supplement the risk factors disclosed in PPL's "Item 1A. Risk Factors" of the 2010 Form 10-K.

We have issued securities that contain provisions that could restrict our payment of dividends.

We and our subsidiaries currently have outstanding $2.6 billion principal amount of junior subordinated notes, and we and our subsidiaries may in the future issue additional junior subordinated notes or similar securities, that in certain circumstances, including the failure to pay current interest, would limit our ability to pay dividends on our common stock.  While we currently do not anticipate that any of these circumstances will occur, no assurance can be given that these circumstances will not occur in the future.

Risks Relating to the Acquisition

The Central Networks acquisition may not achieve its intended results, including anticipated synergies and cost savings.

Although we completed the Central Networks acquisition with the expectation that it will result in various benefits, including a significant amount of cost savings and other financial and operational benefits, there can be no assurance regarding when or the extent to which we will be able to realize these cost-savings or other benefits.  Achieving the anticipated benefits, including cost savings, is subject to a number of uncertainties, including whether the businesses acquired can be operated in the manner we intend and whether our costs to finance the Central Networks acquisition will be consistent with our expectations.  Events outside of our control, including but not limited to regulatory changes or developments in the U.K., could also adversely affect our ability to realize the anticipated benefits from the Central Networks acquisition.  Thus the integration may be unpredictable, subject to delays or changed circumstances, and we can give no assurance that the acquired businesses will perform in accordance with our expectations or that our expectations with respect to integration or cost savings as a result of the acquisition will materialize. In addition, we expect to incur additional costs and charges in connection with integrating the acquired businesses, including severance payments and other restructuring and transitional charges. Additional unanticipated costs may also arise during the integration process.  The integration of the WPD (East Midlands) and WPD (West Midlands) businesses may place an additional burden on our management and internal resources, and the diversion of management's attention during the integration and restructuring process could have an adverse effect on our business, financial condition and expected operating results.

The Central Networks acquisition exposes us to additional risks and uncertainties with respect to the acquired businesses and their operations.

We expect that the Central Networks acquisition will rebalance our business mix to a greater percentage of regulated operations.  While we believe this should help mitigate our exposure to downturns in the wholesale power markets, it will increase our dependence on rate-of-return regulation.  Although we are already exposed to risks relating to rate-of-return regulation, the Central Networks acquisition will increase these risks.

The acquired businesses will generally be subject to risks similar to those that we are subject to in our existing U.K. businesses.  These include:

•
Under current regulation by Ofgem, our U.K. regulated businesses' allowed revenue is determined by the distribution price controls set out under the terms of their respective distribution licenses, and is typically set by Ofgem every five years.  The current price control period runs from April 1, 2010 to March 31, 2015.  Furthermore, our ability to earn additional revenue under Ofgem regulations is highly dependent on our ability to achieve certain operational efficiency, customer service and other incentives, and we can provide no assurance that we will be able to achieve such incentives.

•
There are various changes being contemplated by Ofgem to the current electricity distribution, gas transmission and gas distribution regulatory frameworks in the U.K. and there can be no assurance as to the effects such changes will have on our U.K. regulated businesses in the future, including the acquired businesses.  In particular, in October 2010, Ofgem announced a new regulatory framework that is expected to become effective in April 2015 for the electricity distribution sector in the U.K.  The framework, known as RIIO (Revenues = Incentives + Innovation + Outputs), focuses on sustainability, environmental-focused output measures, promotion of low carbon energy networks and financing of new investments.  The new regulatory framework is expected to have a wide-ranging effect on electricity distribution companies operating in the U.K., including changes to price controls and price review periods.  Our U.K. regulated businesses' compliance with this new regulatory framework may result in significant additional capital expenditures, increases in operating and compliance costs and adjustments to our pricing models.

•
Ofgem has formal powers to propose modifications to each distribution license.  We are not currently aware of any planned modification to any of our U.K. regulated businesses distribution licenses that would result in a material adverse effect to the U.K. regulated businesses and PPL.  There can, however, be no assurance that a restrictive modification will not be introduced in the future, which could have an adverse effect on the operations and financial condition of the U.K. regulated businesses and PPL.

•
A failure to operate our U.K. networks properly could lead to compensation payments or penalties, or a failure to make capital expenditures in line with agreed investment programs could lead to deterioration of the network.  While our U.K. regulated businesses' investment programs are targeted to maintain asset conditions over a five year period and reduce customer interruptions and customer minutes lost over the period, no assurance can be provided that these regulatory requirements will be met.

•
A failure by any of our U.K. regulated businesses to comply with the terms of a distribution license may lead to the issuance of an enforcement order by Ofgem that could have an adverse impact on PPL.  Ofgem has powers to levy fines of up to 10 percent of revenue for any breach of a distribution license or, in certain circumstances such as insolvency, the distribution license itself may be revoked.  Unless terminated in the circumstances mentioned above, a distribution license continues indefinitely until revoked by Ofgem following no less than 25 years' written notice.  Our U.K. regulated businesses have in place policies, systems and processes to help ensure compliance with their distribution licenses and relevant legislation.  While none of our U.K. regulated businesses are currently subject to any formal or informal investigation by Ofgem in relation to enforcement matters and we are not aware of any area of material non-compliance, there can be no guarantee that our regulated U.K. businesses will not be subject to investigation or enforcement action in the future.

•
We will be subject to increased foreign currency exchange rate risks because a greater portion of our cash flows and reported earnings will be generated by our U.K. business operations.  These risks relate primarily to changes in the relative value of the pound sterling and the U.S. dollar between the time we initially invest U.S. dollars in our U.K. businesses and the time that cash is repatriated to the U.S. from the U.K., including cash flows from our U.K. businesses that may be distributed as future dividends to our shareholders. In addition, our consolidated reported earnings on a U.S. GAAP basis may be subject to increased earnings translation risk, which is the result of the conversion of earnings as reported in our U.K. businesses on a pound sterling basis to a U.S. dollar basis in accordance with U.S. GAAP requirements.

•
Environmental costs and liabilities associated with aspects of the acquired businesses may differ from those of our existing business, including with respect to our electricity distribution, gas transmission and certain former operations, as well as with governmental and other third party proceedings.

We will incur significant transaction and acquisition-related costs in connection with financing and integrating the Central Networks acquisition.

We expect to incur significant non-recurring costs associated with financing and integrating the Central Networks acquisition, including costs associated with borrowings under the Bridge Facility.  Concurrently with the Central Networks acquisition, we borrowed the full amount available under the Bridge Facility to fund the acquisition purchase price and pay certain fees and expenses incurred in connection with the acquisition.  In April 2011, we raised a total of approximately $3.2 billion, net of underwriting discounts, through the sale of shares of common stock and Equity Units, and approximately $953 million, net of discounts and commissions, through the sale of senior notes.  We used a portion of these proceeds to reduce borrowings under the Bridge Facility.  While we expect that remaining borrowings under the Bridge Facility will be repaid with the proceeds of issuances of debt by WPD (East Midlands) and WPD (West Midlands), the costs of continued borrowing under the Bridge Facility are likely to be significant.

PPL Energy Supply, LLC and PPL Electric Utilities Corporation

Except as noted below for PPL Energy Supply, there have been no material changes in PPL Energy Supply's and PPL Electric's risk factors from those disclosed in "Item 1A. Risk Factors" of the 2010 Form 10-K.

In January 2011, PPL Energy Supply distributed its membership interest in PPL Global, representing 100% of the outstanding membership interest of PPL Global, to PPL Energy Supply's parent, PPL Energy Funding.  As a result, PPL Energy Supply is no longer subject to "Risks Related to International Regulated Segment."

Item 6. Exhibits

The following Exhibits indicated by an asterisk preceding the Exhibit number are filed herewith.  The balance of the Exhibits has heretofore been filed with the Commission and pursuant to Rule 12(b)-32 are incorporated herein by reference.  Exhibits indicated by a [_] are filed or listed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

1(a)	-
Common Stock Underwriting Agreement, dated April 11, 2011, among PPL Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, as representatives of the several underwriters (Exhibit 1.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 13, 2011)

1(b)	-
Equity Units Underwriting Agreement, dated April 11, 2011, among PPL Corporation, PPL Capital Funding, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, as representatives of the several underwriters (Exhibit 1.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 13, 2011)

4(a)	-
Purchase Contract and Pledge Agreement, dated as of April 15, 2011, among PPL Corporation and The Bank of New York Mellon, as Purchase Contract Agent, and The Bank of New York Mellon, as Collateral Agent, Custodial Agent and Securities Intermediary (Exhibit 4.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 19, 2011)

4(b)	-
Supplemental Indenture No. 3 among PPL Capital Funding, Inc., PPL Corporation and The Bank of New York Mellon (as successor to The Bank of New York), as Trustee, dated as of April 15, 2011 (Exhibit 4.3 to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 19, 2011)

4(c)	-	Form of Remarketing Agreement (included in Exhibit 4.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 19, 2011)
4(d)	-	Form of Corporate Equity Unit Certificate (included in Exhibit 4.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 19, 2011)
4(e)	-	Form of Treasury Equity Unit Certificate (included in Exhibit 4.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 19, 2011)
4(f)	-	Form of 4.32% Junior Subordinated Notes due 2019 (included in Exhibit 4.3 to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 19, 2011)
4(g)	-
Indenture, dated April 21, 2011, between PPL WEM Holdings PLC, as Issuer, and The Bank of New York Mellon, as Trustee (Exhibit 10.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 21, 2011)

4(h)	-
Supplemental Indenture No. 1, dated April 21, 2011, by and between PPL WEM Holdings PLC, as Issuer, and The Bank of New York Mellon, as Trustee (Exhibit 10.3 to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 21, 2011)

*[_]10(a)	-	Amendment No. 5 to Incentive Compensation Plan for Key Employees, dated March 24, 2011
10(b)	-
£3,600,000,000 Senior Bridge Term Loan Credit Agreement, dated as of March 25, 2011, among PPL Capital Funding, Inc. and PPL WEM Holdings PLC (f/k/a WPD Investment Holdings Limited), as Borrowers, PPL, as Guarantor, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent, Credit Suisse, AG, as Syndication Agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporation and Credit Suisse Securities (USA) LLC as Joint Lead Arrangers and Joint Bookrunners (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 29, 2011)

*10(c)	-
Amendment No. 4 to Credit and Security Agreement, dated as of March 31, 2011, among PPL Receivables Corporation, as Borrower, PPL Electric Utilities Corporation, as Servicer, Victory Receivables Corporation, as a Lender, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Liquidity Bank and as Agent

10(d)	-
£300,000,000 Multicurrency Revolving Credit Facility Agreement, dated April 4, 2011, among Western Power Distribution (West Midlands) plc and Royal Bank of Canada as Lead Arranger, Bank of America Securities Limited as Bookrunner and Facility Agent, Bank of America, N.A. as Issuing Bank and the other banks party thereto as Mandated Lead Arrangers (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 8, 2011)

10(e)	-
£300,000,000 Multicurrency Revolving Credit Facility Agreement, dated April 4, 2011, among Western Power Distribution (East Midlands) plc and Royal Bank of Canada as Lead Arranger, Bank of America Securities Limited as Bookrunner and Facility Agent, Bank of America, N.A. as Issuing Bank and the other banks party thereto as Mandated Lead Arrangers (Exhibit 10.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 8, 2011)

10(f)	-
Amendment No.1, dated April 15, 2011, to Senior Bridge Term Loan Credit Agreement dated as of March 25, 2011 among PPL Capital Funding, Inc., PPL WEM Holdings PLC, PPL Corporation, the Lenders party thereto from time to time and Bank of America, N.A., as Administrative Agent (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 19, 2011)

10(g)	-
Purchase Agreement, dated April 18, 2011, between PPL WEM Holdings PLC and Barclays Capital Inc., Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and RBS Securities Inc., as representatives of the several purchasers named in Schedule A thereto (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated April 21, 2011)

10(h)	-
$198,309,583.05 Letter of Credit Agreement, dated as of April 29, 2011, among Kentucky Utilities Company, as Borrower, and Banco Bilbao Vizcaya Argentaria, S.A., New York Branch, as Administrative Agent and the lenders and letter of credit issuing banks party thereto from time to time (Exhibit 10.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated May 2, 2011)

12(a)	-	PPL Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
12(b)	-	PPL Energy Supply, LLC and Subsidiaries Computation of Ratio of Earnings to Fixed Charges
12(c)	-	PPL Electric Utilities Corporation and Subsidiaries Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
99(a)	-
Share Purchase Agreement, dated as of March 1, 2011, by and among Avon Energy Partners Holdings Limited, East Midlands Electricity Distribution Holdings, E.ON AG, PPL Corporation and WPD Investment Holdings Limited (Exhibit 99.1 to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 2, 2011)

99(b)	-
Debt Commitment Letter, dated March 1, 2011, by and between PPL Corporation, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse AG and Credit Suisse Securities (USA) LLC (Exhibit 99.2 to PPL Corporation Form 8-K Report (File No. 1-11459) dated March 2, 2011)

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended March 31, 2011, filed by the following officers for the following companies:

31(a)	-	James H. Miller for PPL Corporation
31(b)	-	Paul A. Farr for PPL Corporation
31(c)	-	James H. Miller for PPL Energy Supply, LLC
31(d)	-	Paul A. Farr for PPL Energy Supply, LLC
31(e)	-	David G. DeCampli for PPL Electric Utilities Corporation
31(f)	-	Vincent Sorgi for PPL Electric Utilities Corporation

Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for the quarterly period ended March 31, 2011, furnished by the following officers for the following companies:

32(a)	-	James H. Miller for PPL Corporation
32(b)	-	Paul A. Farr for PPL Corporation
32(c)	-	James H. Miller for PPL Energy Supply, LLC
32(d)	-	Paul A. Farr for PPL Energy Supply, LLC
32(e)	-	David G. DeCampli for PPL Electric Utilities Corporation
32(f)	-	Vincent Sorgi for PPL Electric Utilities Corporation

**101.INS	-	XBRL Instance Document for PPL Corporation
**101.SCH	-	XBRL Taxonomy Extension Schema for PPL Corporation
**101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase for PPL Corporation
**101.DEF	-	XBRL Taxonomy Extension Definition Linkbase for PPL Corporation
**101.LAB	-	XBRL Taxonomy Extension Label Linkbase for PPL Corporation
**101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase for PPL Corporation

** - XBRL information will be considered to be furnished, not filed, for the first two years of a company's submission of XBRL information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.  The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiaries.

PPL Corporation
(Registrant)

PPL Energy Supply, LLC
(Registrant)

PPL Electric Utilities Corporation
(Registrant)

Date: May 6, 2011	/s/ Vincent Sorgi
Vincent Sorgi
Vice President and Controller
(Chief Accounting Officer)